Form 10-K
period 2013-12-31
Revance Therapeutics, Inc.
filed 2014-03-28
CIK 1479290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-36297

Revance Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0551645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7555 Gateway Boulevard

Newark, California 94560

(510) 742-3400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 6, 2014, based upon the closing price of $26.85 as reported on the NASDAQ Global Market, was approximately $271,428,503. Excludes 8,542,685 shares of the registrant’s common stock held by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant. The registrant has elected to use February 6, 2014 as the calculation date, which was the initial trading date of the registrant’s common stock on the NASDAQ Global Market, since on June 30, 2013 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held concern.

On March 28, 2014, 18,651,754 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

“Revance Therapeutics,” the Revance logos and other trademarks or service marks of Revance appearing in this annual report on Form 10-K are the property of Revance. This Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding the results and the timing of clinical trials in our development of RT001 for the treatment of crow’s feet lines;

•	our expectations regarding the results and the timing of clinical trials and results of RT001 for the treatment of hyperhidrosis or other indications;

•	our expectations regarding the results and the timing of clinical trials of RT002 for the treatment of glabellar lines;

•	our expectations regarding our future development of RT001 for other indications, including therapeutic indications;

•	our expectation regarding the timing of our regulatory submissions for approval of RT001 for the treatment of crow’s feet lines in the United States, Europe and other countries or for treatment of hyperhidrosis in the United States;

•	the potential for commercialization of RT001 and RT002, if approved, by us;

•	our expectations regarding the potential market size, opportunity and growth potential for RT001 and RT002, if approved for commercial use;

•	our belief that RT001 and RT002 can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize our product candidates, if approved;

•	our ability to scale up our manufacturing capabilities if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumptstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

In addition, you should refer to “Item 1A. Risk Factors” in this Form 10-K for a discussion of these and other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	BUSINESS

Overview

We are a clinical stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic applications. Botulinum toxin is a well-characterized protein currently used in numerous aesthetic and therapeutic indications and represents a multi-billion dollar market in the United States and other countries. All currently approved and commercially available botulinum toxin products are administered by injection. Our lead product candidate, RT001, is a topical formulation of botulinum toxin type A, which we believe has significant advantages over existing injectable products and could significantly expand the botulinum toxin market beyond existing users. Our second product candidate, RT002, is a novel injectable formulation of botulinum toxin type A designed to be more targeted and longer lasting than currently available botulinum toxin injectable products. Both of our product candidates combine our purified botulinum toxin with our proprietary TransMTS® peptide delivery system. We own the worldwide rights to both of our product candidates.

We are evaluating RT001 in a broad clinical program that includes aesthetic indications such as lateral canthal lines, the wrinkles around the eyes which are commonly referred to as crow’s feet lines, and therapeutic indications such as hyperhidrosis, or excessive sweating, migraine headache and allergic rhinitis, or inflammation of the mucous membrane inside the nose. RT001 is currently in a Phase 3 clinical development program in the United States for the treatment of crow’s feet lines and has the potential to be the first approved non-injectable botulinum toxin product. RT001’s primary advantages include painless topical administration, ease of use and limited dependence on administration technique by physicians and medical staff. These advantages should improve the experience of patients undergoing botulinum toxin procedures and make RT001 more suitable for many more indications than currently approved injectable botulinum toxin products.

The first indications we are pursuing are in the field of dermatology. According to Global Data, the largest use for botulinum toxins is in aesthetic dermatology, which was estimated to generate approximately $1.4 billion in worldwide sales in 2013. If approved, we believe RT001 can expand the overall botulinum toxin aesthetic market by appealing to new patients who would prefer a needle-free approach to treatment. The aesthetic dermatology market is attractive because we believe that patients in this market tend to be open to trying new products and are willing to pay for aesthetic procedures out of pocket, reducing reliance on reimbursement. We are focused on this market not only because of its size and growth potential but also because, in the United States and Europe, this market can be easily accessed by a small specialty sales force and distributor network.

We are in a Phase 3 clinical development program of RT001 in North America for the treatment of crow’s feet lines, and we plan to initiate an additional Phase 3 clinical trial in Europe in 2015. We are initiating an open label Phase 3 safety clinical trial for RT001 in the first half of 2014. We expect to receive primary efficacy data from a pivotal Phase 3 clinical trial of RT001 in the second half of 2014. We plan to complete the Phase 3 program for the treatment of crow’s feet lines and file for regulatory approvals in the United States and Europe in 2016. To date, we have conducted thirteen clinical trials for RT001, with a total of over 1,400 subjects, for the treatment of crow’s feet lines. In our Phase 2 clinical trials, RT001 has demonstrated a statistically significant and clinically meaningful reduction in crow’s feet lines that is visible to both physicians and patients. These and other studies have also indicated that RT001 is well tolerated with no serious adverse events related to study drug or study treatment procedures or other safety concerns.

We are also developing RT001 for therapeutic applications where botulinum toxin has shown efficacy and that are particularly well suited for needle-free treatments. We have successfully completed initial Phase 2 clinical trials for the treatment of primary axillary, or underarm, hyperhidrosis, and for the prevention of migraine headache. We expect to initiate additional clinical trials for the development of RT001 for these and other indications.

In addition to our topical product candidate, we are developing an injectable formulation of botulinum toxin type A, which we refer to as RT002, for indications where deeper delivery of the botulinum toxin is required and a longer lasting effect is desired. We believe RT002 can provide more targeted delivery of botulinum toxin to intended treatment sites while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe that this delivery, enabled by our proprietary peptide technology, permits safe administration of higher doses of botulinum toxin and can result in longer lasting effect. We have demonstrated these properties in preclinical studies and are currently testing RT002 in a four-cohort, dose escalating, open label Phase 1/2 clinical trial outside of the United States for the treatment of glabellar lines, the vertical lines between the eyebrows and above the nose. Initial data from this clinical trial indicated that RT002 is safe and efficacious at all four doses. We anticipate reporting duration data from this trial in the first half of 2014. Based upon the data analyzed, we plan to further develop RT002 for the treatment of glabellar lines by initiating a Phase 2 clinical trial in 2014. In addition, we plan to study RT002 in therapeutic indications already approved for botulinum toxin, such as movement disorders and overactive bladder. These indications require deeper delivery of the botulinum toxin and are likely to be better served by injectable delivery of RT002.

The Botulinum Toxin Market

Botulinum toxin is a protein and neurotoxin produced by Clostridium botulinum. Since 1989 botulinum toxin in an injectable dose form has been used to treat a variety of aesthetic and therapeutic indications in the United States. Botulinum toxin has been approved for a variety of therapeutic indications including blepharospasm, or uncontrolled blinking, and strabismus, or crossed eyes, associated with neurological movement disorders, facial wrinkles, hyperhidrosis, migraine headache and, most recently, overactive bladder conditions. In the United States, botulinum toxin has been approved to treat two aesthetic indications, glabellar lines and lateral canthal lines, although we believe that botulinum toxin is widely used for other aesthetic indications. Only three products, Allergan’s Botox®, Ipsen and Valeant’s Dysport®, and Merz’s Xeomin®, each of which is delivered in an injectable form, have been approved for the treatment of glabellar lines in the United States.

According to GIA, the worldwide injectable botulinum toxin market has grown from $1.1 billion in 2004 to over $2.4 billion in 2012. These growth rates do not include additional market-expansion that might result from the development of botulinum toxin in a topical dose form. We expect continued growth of the botulinum toxin market to be driven by new indications and new geographies. According to the FDA, there are over 100 active clinical trials for a wide range of uses of botulinum toxin, with more than one-third of these identified as being in Phase 3 clinical development. While we are unaware of any clinical trials for potentially competitive topical products that may reach the market before RT001, it is possible that clinical trials for such potentially competitive topical products have occurred or are occurring.

Limitations of Current Injectable Products

We believe that, despite historical growth and anticipated continued rapid growth, the growth of the injectable botulinum toxin market will be hampered by several factors:

•	While currently marketed injectable botulinum toxin products are typically administered every three to four months, we believe a longer lasting injectable product administered every six months or longer would be highly desired by consumers because it would offer greater convenience with a decreased risk of unwanted spread of botulinum toxin to adjacent areas;

•	A large segment of consumers, who are actively considering cosmetic procedures in general, and injectable botulinum toxin in particular, often do not enter the market because of an aversion to needles, which is also heightened by the need to repeat treatment every three to six months;

•	The risks of needle-based treatments include bruises at injection sites, droopy eye, unwanted frozen face and other adverse events associated with injection site complications; and

•	Many new potential therapeutic indications are impractical for needle-based treatment given the numerous injections required for large treatment areas and the poor tolerability associated with such injections.

As a result, we believe the botulinum toxin market could expand beyond the current patient base with the introduction of a topical formulation such as RT001. Based on our market research, a topical treatment would address key consumer barriers for injectable botulinum toxin products. We believe that a topical treatment could expand the use of botulinum toxin to a wider range of physicians and allow those physicians who currently perform botulinum toxin procedures to do so on a larger number of patients. Additionally, our research indicates that a topical treatment can improve the profitability of physicians’ practices by increasing the number of procedures per patient.

The Opportunity for Botulinum Toxins for Aesthetic Indications

Today’s culture places significant value on physical appearance, leading to widespread adoption of anti-aging and aesthetic treatments. The aesthetic market has grown dramatically in the United States, driven by a large population of consumers who are looking to delay signs of aging and improve general appearance. In 2012, consumers spent almost $11.0 billion on over 10.1 million physician-administered surgical and non-surgical aesthetic procedures in the United States, according to American Society for Aesthetic Plastic Surgery, or ASAPS, annual statistics. A strong consumer preference for non-surgical options and the increasing availability of effective alternatives have prompted adoption of non-surgical aesthetic procedures by a broader patient population. These trends have made non-surgical procedures the primary driver of growth in the aesthetic medicine market, accounting for 83% of the total number of procedures performed in 2012.

Injectable botulinum toxin treatments are the single largest cosmetic procedure in the United States and the rest of the world. According to GlobalData, in 2012 clinicians spent an estimated $1.3 billion globally on injectable botulinum toxin for aesthetic procedures and such spending is expected to grow at a compounded annual growth rate of 14% from 2011 through 2018.

Despite the fact that, according to ASAPS annual statistics, injectable botulinum toxin treatments have almost doubled in the past ten years, a significant number of consumers who have received other cosmetic procedures, such as laser resurfacing and chemical peels, have resisted trying an injectable botulinum toxin treatment.

We commissioned consumer-market research in 2012 to test the RT001 product concept. As part of this research, a third party surveyed 630 women who were 30 years old or older with household income of $50,000 or higher and who would consider aesthetic treatments. We believe these consumers were representative of the 27 million women in the United States who fit this demographic profile. The participants were recruited and interviewed online. Based on the data collected:

•	40% of the participants found the RT001 product concept either “extremely appealing” or “very appealing;”

•	among those consumers who found the RT001 product concept appealing and had previously received cosmetic treatments other than injectable botulinum toxin treatments (representing 6.6 million women in the United States), 56% listed injection and pain associated with injections, 54% listed aversion to having a toxin in their bodies, and 52% listed desire to maintain natural facial expressions as one of the reasons for not getting injectable botulinum toxin treatments;

•	the participants expected lack of pain (76%) and lack of bruising (73%) to be the most likely benefits from the RT001 product concept and also listed these benefits as the two most appealing benefits of the RT001 product concept; and

•	the participants most frequently listed price of the treatment (24%) as a potential reason why they may not use RT001.

According to this research, the three key barriers to entry cited by consumers are:

•	desire for a natural look without the “frozen face” associated with injectable treatments, particularly in the delicate eye area where crow’s feet lines are naturally visible even when children and teenagers smile;

•	aversion to pain, bruising and other adverse events associated with needle-based treatment; and

•	desire not to have a “toxin” injected into their bodies.

We commissioned two additional studies in 2009 using the same third party to gauge physician and consumer interest in the RT001 product concept. The first was among 201 physicians across the range of aesthetic specialties and with varying level of cosmetic revenue. The data showed that 82% of these practitioners were either extremely or very interested in using RT001 in their practices. This data was consistent across specialties (79% among dermatologists; 88% among plastic surgeons) and the range of practice revenue dedicated to aesthetic procedures. Additionally, this study showed that 20% of the patients in these offices had received injectable botulinum toxin procedures and that these physicians would recommend RT001 to 43% of their patients. The second study was among consumers with a focus on users of injectable botulinum toxin products. Among these consumers, 80% said that they were either extremely or very interested in using RT001. Importantly, two-thirds of these consumers said they would add RT001 to their current injectable treatment regimen, suggesting incremental usage.

Based on feedback from key opinion leaders across multiple aesthetic specialties, we believe consumers will find a longer lasting, more targeted injectable botulinum toxin product preferable to those currently available.

The Opportunity for Botulinum Toxins for Therapeutic Indications

While currently approved botulinum toxin products may be better known for their aesthetic applications, according to GIA, the fastest-growing segment of the botulinum toxin market in the United States and Europe is actually for therapeutic indications. This growth has been driven largely by the approval of botulinum toxin products in new indications such as preventive treatment of migraine headache in 2010 and overactive bladder in 2011. Botulinum toxin’s ability to affect neuromuscular junctions, muscle activity or the release of neuropeptides, neurotransmitters and neuromediators in a controlled manner has enabled it to be developed and used in a wide range of therapeutic indications. Botulinum toxin products in their injectable form have been approved for multiple therapeutic indications including:

•	hyperhidrosis;

•	chronic migraine headache;

•	overactive bladder;

•	movement disorders, such as cervical dystonia and upper limb spasticity; and

•	uncontrolled blinking.

In addition to these approved therapeutic indications, botulinum toxin products are being evaluated in clinical trials in multiple other therapeutic indications including acne, rosacea, skin and wound healing, scar reduction, hair loss treatments, plantar fasciitis and several muscular-skeletal conditions.

While botulinum toxin products have been very effective in the treatment of many conditions, there are limitations to the use of the currently approved products in their injectable form. For example, in the case of hyperhidrosis, injectable botulinum toxin products require up to 30 injections in the underarms, an area that is particularly sensitive to pain, and a procedure that is reimbursed to physicians at a low rate relative to the time required to perform the procedure. As a result, the use of Botox®, which is the only injectable botulinum toxin product currently approved for hyperhidrosis, has been limited. In the case of chronic migraine headache, injectable botulinum toxin products require as many as 31 injections in different parts of the head and neck.

As a result of the pain associated with injections and other limitations associated with injectable botulinum toxin products, we believe that there is a significant need for a painless, topically administered and highly effective botulinum toxin. We also believe that there is an opportunity to develop and seek approval for a botulinum toxin product in therapeutic indications, such as allergic rhinitis, where there are currently no approved botulinum toxin products.

Our Product Candidates

We are developing two proprietary product candidates containing botulinum toxin type A as the active drug ingredient. RT001, our lead product candidate, is a topical gel formulation of botulinum toxin type A. RT001 is applied to the skin and uses our proprietary TransMTS® peptide technology to enable delivery of botulinum toxin across the skin, eliminating the need for injections. RT002 is our injectable formulation of botulinum toxin type A, also using our proprietary peptide technology, which we believe can result in longer lasting effect. Unlike currently available injectable botulinum toxin products, neither formulation of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We plan to develop these two product candidates for multiple aesthetic and therapeutic applications. Our initial focus is to develop and commercialize RT001 for indications where topical application provides a meaningful advantage over injectable treatment.

RT001 — Our Topical Formulation of Botulinum Toxin

RT001, our lead product candidate, is a topical gel formulation of botulinum toxin type A in a proprietary single-use administration apparatus. The botulinum toxin in RT001 blocks neuromuscular transmission by binding to acceptor sites on motor or sympathetic nerve terminals, entering the nerve terminals and inhibiting the release of specific neurotransmitters. For example, when applied topically around the eye, RT001 produces partial interruption of the nerve connection to the orbicularis oculi muscle resulting in a localized reduction in muscle activity and improvement in crow’s feet lines and may offer improvement in skin texture and luminosity of the skin. When applied topically for the treatment of hyperhidrosis, RT001 produces temporary interruption of the nerve connection to the sweat and eccrine glands resulting in local reduction in sweating. When applied topically for the prevention of migraine headache, we believe that RT001 inhibits release of neuropeptides and other neurotransmitters relevant to migraine pain and in our Phase 1/2 clinical trial showed a reduction in both the frequency and intensity of migraine headache following a single treatment with RT001.

RT001 is applied to the skin and uses our proprietary TransMTS® technology consisting of a proprietary peptide, to enable delivery of botulinum toxin across the skin, eliminating the need for injections. We plan to supply RT001 in a single-use apparatus for reconstitution and administration that contains a vial of lyophilized, or freeze-dried, drug product and a vial of diluent for reconstitution. When the contents of these vials are combined, all within the single-use apparatus, the diluent reconstitutes the freeze-dried drug product back to its original form to allow administration. RT001 is administered as a gel and spread over the treatment area with a gloved finger, where it remains for 30 minutes. The application process is a simple procedure which requires minimal time to prepare and can be applied by either physician or medical staff. The gel is then removed by a series of gentle cleansing wipes, deactivated and disposed.

The development of RT001 in the United States has been conducted under an IND filed with the FDA in 2008. This IND covers the treatment of crow’s feet lines and primary underarm hyperhidrosis. A second IND for prevention of migraine headache was filed in October 2012. Clinical development in other territories, including Mexico, Canada, Europe, Singapore and Australia, is conducted under applicable national clinical trial applications.

Our global strategy is to support regulatory and marketing applications in the United States, Europe, Canada, Mexico and Latin America. We plan to submit our initial U.S. filing, a Biologics License Application, or BLA, for the treatment of crow’s feet lines in 2016 to the FDA.

We intend to file a European Union Marketing Authorization Application, or MAA, in 2016. We also plan to submit marketing applications, on our own or through partners, in key Asian countries, Mexico and Canada. We anticipate that approval in Mexico will support other Latin American approvals.

Crow’s Feet Lines — Our Lead Indication for RT001

Crow’s feet lines are skin wrinkles in the outer corner of the eye area, which are commonly caused by aging. Consumers in general, and women in particular, believe that the eye area is the first place where they notice the signs of aging. Consumers also believe that the perception of aging is affected by the quality of the skin. A large segment of the anti-aging topical cosmeceutical market is targeted towards improvement in skin texture and luminosity of the skin in the eye area. Despite the fact that until September 2013 there were no botulinum toxin products approved for crow’s feet lines, we believe that there has been significant use of botulinum toxin for this indication given the desire of consumers to address the condition.

We believe that RT001 provides the following benefits to patients for treatment of crow’s feet lines, as compared to traditional botulinum toxin treatments that are administered by injection:

•	The RT001 procedure is painless and has not shown any evidence of bruising, swelling or any of the other adverse events associated with injections. The RT001 procedure consists of a clear gel applied to the skin, remaining on the skin for 30 minutes and then removed with a series of gentle cleansing wipes.

•	RT001 relaxes the crow’s feet wrinkles appearance at “rest,” when the face is in a neutral expression, while still allowing a natural smile. Data from our Phase 2b clinical trials indicate that RT001 improves the appearance of crow’s feet lines at rest. This improvement is visible to both the consumer and the physician. By targeting only the muscles necessary to achieve this effect, treatment with RT001 allows for natural expression at smile. In comparison, injection involves a broader array of muscles, which can lead to an unwanted frozen face appearance even at smile.

•	Consumers distinguish between products that are injected into the body and those that are placed on the skin. Of the participants surveyed in consumer market research performed by a third party on our behalf in 2012, a majority of those who responded that they have not received injectable botulinum toxin treatments in the past but who did find the RT001 product concept appealing listed their aversion to having a toxin in their bodies as the reason why they have not previously tried the injectable botulinum toxin treatments. The responses in this survey, including open ended questions, suggest that 63% of consumers in the group surveyed are more likely to use RT001 over injectable options.

We believe that RT001 provides the following benefits to physicians:

•	RT001 has been shown to be well tolerated with no significant safety concerns. With more than 1,030 patients treated to date, there has been no report of the spread of botulinum toxin away from treatment site. Such spread could cause droopy eye, loss of strength or all-over muscle weakness in cranial nerves surrounding the eye, double vision, blurred vision or changes in pupillary reactions, hoarseness or change or loss of voice, trouble saying words clearly, loss of bladder control, trouble breathing or trouble swallowing.

•	RT001 is simple to use and results are not technique dependent. RT001 comes in a pre-filled applicator that contains the proper dose for the treatment of crow’s feet lines. Minimal training is required because there are no exposed needles or complicated reconstitution mixing and preparation processes associated with currently available injectable botulinum toxin products. A physician or medical staff applies droplets of the gel from our pre-filled applicator to the treatment area and uses a gloved finger to ensure that the entire area is covered. In contrast, a great deal of physician skill is required to accurately and precisely inject current needle-based botulinum toxin products into smaller, more superficial muscles to achieve a natural looking appearance. According to our market research data collected by a third party research organization in 2009 through Internet-based surveys and interviews: 82% of the 204 physicians surveyed with existing cosmetic revenues said that they were either “extremely interested” or “very interested” in purchasing the RT001 product concept for use in their patients; and 76% of the 204 physicians surveyed mentioned the benefits of topical administration, including no need for needles and easy and convenient administration, as why they liked the RT001 product concept. These benefits were most often cited (88%) among physicians with low percentages of cosmetic revenue in their practice (0-10%), and the least often cited (70%) among physicians with high percentages of cosmetic revenue in their practice (more than 50%). We believe these results suggest that physicians with less injectable botulinum toxin experience found the convenience and ease of use characteristics of RT001 particularly appealing.

•	RT001 is very appealing to both key physicians and practice groups who perform the majority of cosmetic procedures in the United States and physicians who have less injectable botulinum toxin experience. We believe that RT001 can expand the use of botulinum toxin to a wider range of physicians and allow those physicians who currently perform botulinum toxin procedures to do so on a larger number of patients. RT001 can also improve the profitability of practices by increasing the number of procedures a given patient receives per visit. Importantly, this expansion can come without any increase in the number of patients that the physician has in their practice. In addition, because the RT001 procedure for the treatment of crow’s feet lines would be paid for directly by patients, physicians would not be encumbered by managed care and government payor reimbursement restrictions applicable in the United States and similar reimbursement-related constraints outside the United States.

Development of RT001 for Treatment of Crow’s Feet Lines

We have conducted thirteen clinical trials, with a total of over 1,400 subjects, for the treatment of crow’s feet lines and are currently in Phase 3 clinical development in the United States.

Phase 3 Clinical Trials. Based on our discussions with the FDA, the EMA and other regulatory authorities, we believe that the investigational plan outlined below for the RT001 Phase 3 program will support approval of RT001 in the United States, Canada and European Union for the treatment of moderate to severe crow’s feet lines.

RT001 Global Phase 3 Program for Crow’s Feet Lines

Trial	Trial Type	Primary Objective	Estimated Number of Subjects (Trial Location)	Estimated Data Availability
Phase 3 Open Label Trial Planned Start 2014	Open Label, Repeat Dose	Safety and ICH Safety Database	1,800 New and Rollover Subjects (U.S.)	2015 (interim data)

Phase 3 Pivotal Trial #1 Planned Start 2014	Single Dose, Placebo-Controlled	Efficacy and Safety	170 (U.S.)	2014

Phase 3 Pivotal Trial #2 Planned Start 2015	Single Dose, Placebo-Controlled	Efficacy, Duration and Safety	170 (U.S.)	2015

Phase 3 Pivotal Trial #3 Planned Start 2015	Single Dose, Placebo-Controlled	Efficacy and Safety	200 (Europe)	2015

After completing our Phase 2b clinical trials, we modified the formulation of the RT001 diluent by adding two ingredients to improve its stability. We then conducted a Phase 3 clinical trial with this new diluent formulation to evaluate efficacy and safety of RT001. Data generated from this clinical trial were inconsistent with the data from our previous three Phase 2b clinical trials for the treatment of crow’s feet lines. Specifically, we observed no improvement from baseline in either the placebo or RT001 group. Based upon a thorough analysis of possible causes, we determined that the addition of the two ingredients to the diluent was the likely cause of the loss of efficacy in our Phase 3 clinical trial. We have since obtained stability data to confirm that the Phase 2b formulation has adequate commercial stability.

Subsequently, we returned to the original diluent formulation used in our Phase 2b clinical trials and initiated CL035, a two-cohort Phase 2 double-blind, randomized, placebo-controlled clinical trial to confirm efficacy. The first cohort included 42 patients. In this first cohort, we observed improvements in wrinkle severity at rest from the base line comparable to that observed in our previous Phase 2b clinical trials. However, we identified a randomization error, whereby a subset of patients received RT001 instead of placebo, and vice versa. After correcting this randomization error, the overall results showed statistical significance, consistent with our Phase 2 clinical trials.

We conducted a second cohort of CL035 to confirm that the data observed in the first cohort was consistent absent the randomization error, and to expand the number of patients included in the trial in an effort to achieve statistical significance in the other endpoints measured. This second cohort included 40 patients, bringing the total size of the combined study to 82.

The second cohort of CL035 separately supported statistical trends shown in the randomization-corrected data generated from the first cohort. The second cohort p-values for the clinical endpoints were as follows: the Investigator Global Assessment, or IGA (Rest) ≥ 2-point, p=0.13; IGA (Rest) ≥ 1-point, p=0.019; the Patient Severity Assessment, or PSA ≥ 2-point, p=0.53; IGA (Smile) ≥ 1-point, p=0.002; and IGA (Smile) ≥ 2-point, p=ns.

The CL035 trial confirmed that a single treatment of RT001 with the diluent formulation used in Phase 2b studies had a statistically and numerically significant treatment effect compared to placebo at rest and at smile at week 4. The magnitude of improvement in wrinkle severity from baseline seen in our CL035 study is comparable to the data generated from our CL017 and CL024 Phase 2b studies.

We plan to initiate a long-term open label Phase 3 safety clinical trial in 2014. This clinical trial is designed to evaluate the long-term safety of multiple treatment cycles with repeat-dosing when subjects revert to moderate or severe crow’s feet lines at intervals of not less than 90 days. This trial will allow up to two years of treatment with up to four exposures per year. This long-term safety trial will evaluate late-onset adverse events and rare events as well as the safety of repeat-doses over multiple cycles.

The two U.S. pivotal trials will utilize the same study design and evaluate efficacy and safety of RT001 after single administration compared to placebo, with follow-up for approximately 150 days to evaluate duration of response. A third pivotal clinical trial will be conducted in the European Union to support European Union marketing applications. The European trial will evaluate efficacy and safety of RT001 after single administration compared to placebo with a three month follow-up for safety.

We have designed the long-term clinical trials to support a safety database adequate for both domestic and international marketing applications, and will continue to conduct clinical trials with periodic, thorough analyses of benefits and risks. The number of subjects proposed for safety studies may be substantially higher than the anticipated number of subjects needed to demonstrate efficacy. Therefore, we anticipate studying more than 2,000 subjects at dosage levels intended for commercial use, with at least 1,800 subjects with duration of six months at the time of BLA submission. The majority of the 1,800 subjects will have received multiple courses of treatment. Additionally, we anticipate at least 300 subjects with duration of twelve months to receive three to four treatment cycles at the time of our BLA submission.

Additionally, concurrent with our Phase 3 program, we will conduct a Phase 1, double-blind, placebo-controlled clinical trial, using the same commercial formulation and delivery apparatus of RT001 for use in the Phase 3 clinical trials, to determine the irritation and sensitizing potential of RT001 in 200 volunteers utilizing a repeat exposure test design.

Assuming successful completion of our Phase 3 clinical trials, we plan to file marketing applications in the United States, European Union and Canada. We plan to submit our U.S. BLA and our European MAA in 2016. We anticipate that approval in the United States and the European Union would then support approvals in Latin America such as Brazil and certain other territories in Asia.

European Union Agency Interactions. We requested scientific guidance from the EMA on the development of RT001 for the treatment of crow’s feet lines and the proposed Phase 3 program in March 2012. The EMA scientific guidance for the crow’s feet lines Phase 3 program was completed following a meeting with the EMA in August 2012. The EMA provided comments on Quality, Nonclinical and Clinical programs. Overall, the EMA agreed with the proposed programs and provided details and suggestions to be considered for our marketing application. We have taken the EMA comments into consideration in the Phase 3 program and will provide data to support the various requests in the marketing application.

End-of-Phase 2. After our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process and obtained written confirmation in May 2012 from the FDA that we had achieved End-of-Phase 2 and that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for Phase 3 clinical trials. We have incorporated the FDA’s comments during this process into our Phase 3 program. Specifically, the primary efficacy assessments are being conducted at rest and additional assessments are being obtained at smile.

Phase 2b Clinical Trials. We have conducted three Phase 2b clinical trials of RT001 to evaluate a 25 ng/mL dose of botulinum toxin. Two of these trials, CL024 and CL017, were double-blind, placebo-controlled trials and enrolled a total of 270 subjects.

CL024 evaluated a single administration of RT001 compared to placebo for the treatment of moderate to severe crow’s feet lines. Subjects were treated with either RT001 or placebo at baseline and evaluated at regular intervals up to 20 weeks. The primary efficacy endpoint was a composite endpoint based upon the Investigator Global Assessment of Lateral Canthal Lines, or IGA-LCL, severity assessment and the Patient Severity Assessment, or PSA, at week four. Responders were defined as having at least two-point improvement in both IGA-LCL severity and PSA from baseline. The trial results confirmed that RT001 had a statistical and numerical treatment effect compared to placebo at week four.

CL017 evaluated a single dose of RT001 against three comparator groups for the treatment of moderate to severe crow’s feet lines. Subjects were randomized at baseline to receive one of four treatments: RT001, peptide alone, toxin alone or placebo. The primary analysis was to first demonstrate that the treatment effect of the peptide alone and toxin alone groups was similar to that of the placebo at week four based on the IGA-LCL severity scale. A responder was defined as a subject with at least a two-point improvement in both crow’s feet lines areas based on IGA-LCL severity scale. RT001 demonstrated superior efficacy both statistically and clinically compared to the combined other three groups as well as the individual comparisons to the other three groups for all efficacy endpoints. Furthermore, there were no clinically meaningful or significant differences in safety assessments observed between RT001 and each of the other three groups.

Both the IGA-LCL and PSA scales are scoring criteria widely used to measure the effectiveness of aesthetic therapies. The IGA-LCL scale is used by the clinicians and the PSA scale is used by the patients. For the patient to be considered a treatment responder or treatment success, the patient needed to have at least two-point improvement from baseline measured using both IGA-LCL and PSA. Therefore, both the clinician and the patient needed to see improvement by at least two points on the scales for the patient to be considered a treatment success. This demonstrates that the treatment success criteria were very stringent in Phase 2b clinical studies designed to evaluate the efficacy of treatment. The treatment responses across distinct clinical trials and endpoints were high and consistent, demonstrating not only the robustness of the treatment effect but also that all the physician and patient scales employed measure similar concepts. Additionally, the low placebo rates observed across all scales and endpoints confirms that the scales and endpoints are not overly sensitive.

The vast majority of the adverse events were mild, transient and not related to the trial procedure or the study drug. There were no notable differences compared to the comparator groups and no subjects discontinued from the trial date due to adverse events. Adverse events included brow elevation, headache, infections, eye irritation and skin reactions. There was no evidence of the regional spread of botulinum toxin based on nerve and local muscle strength evaluations. There were no serious adverse events or systemic safety concerns related to the study drug or treatment procedures or evidence of any systemic exposure based on clinical laboratory results and related evaluations. There was no evidence that adverse event rates were trending higher as we escalated the dose.

Study investigators evaluated each adverse event from each clinical trial and determined if it was related to the trial procedure, the study drug or other cause. Our study investigators were selected based on their experience and knowledge of botulinum toxin, including use of marketed botulinum toxin products routinely in their practice. These study investigators made their determinations by evaluating the nature of the adverse event (including the timing of the event relative to the time of the drug application, and severity and duration of the adverse event), the physical status of the patient during that adverse event and the medical history of the patient.

CL025 was a multi-center, open label, safety study evaluating the safety profile of repeat treatment of moderate to severe crow’s feet lines using a 25ng/mL dose of RT001 topical gel. Forty patients were enrolled in this clinical trial. Study patients received the first treatment at day zero and a second treatment at week four. The label will require patients to wait for twelve weeks before receiving a second dose, and therefore the repeat dose for this study was at an accelerated frequency. This clinical trial showed no differences in frequency, type or severity of adverse events observed after the second dose versus a single dose. It demonstrated that two sequential applications of RT001 were safe and well tolerated, even at an accelerated frequency.

RT001 Safety

Clinical Program. We have completed thirteen clinical trials, with a total of over 1,400 subjects, for the treatment of crow’s feet lines, of which 1,031 subjects have received doses of RT001 containing 1.1 to 25 ng/mL of botulinum toxin per subject and peptide exposures up to 30 mcg/mL per subject. Repeat doses of RT001 have been administered in the Phase 2 trials and the Phase 1 trial with cumulative exposures up to 50 ng per subject. RT001 was shown to be safe, with statistically significant and clinically meaningful results in these Phase 1 and Phase 2 trials. In all concentrations of peptide and botulinum toxin studied, RT001 was well tolerated with no serious adverse events related to study drug or study treatment procedures or safety concerns. In particular, there were no systemic or local safety concerns at the site of application or evidence of spread and no significant differences in the incidence of treatment-related adverse events.

Nonclinical Program. In accordance with international guidelines and in consultation with the FDA, we have also conducted a broad nonclinical development program for RT001. The program included preclinical efficacy, safety bioavailability and single and repeat dose toxicity studies of RT001, including chronic studies of up to nine months duration. Genotoxicity, local tolerance and formulation bridging studies were also conducted, along with reproductive toxicity testing. Together, these studies supported the clinical development and anticipated future safety labeling of RT001 for the treatment of crow’s feet lines.

Development of RT001 for Treatment of Hyperhidrosis

According to published medical articles, hyperhidrosis affects an estimated eight million people in the United States, one million of whom have severe hyperhidrosis. Prevalence in the United States is slightly higher among men than women, but women are more likely to take action to have the condition treated. Only 38% of those affected by hyperhidrosis seek treatment. A 2004 survey by the International Hyperhidrosis Society provides a breakdown of currently available treatments and percentage of respondents that use each of the following to treat their hyperhidrosis symptoms:

•	Prescription antiperspirants (64%)

•	Over-the-counter antiperspirants (42%)

•	Oral medication (27%)

•	Iontophoresis, or the use of electrical current on skin (13%)

•	Botox® injections (8%)

•	Surgery (6%)

Injectable botulinum toxin is among the currently available treatments for hyperhidrosis. Allergan’s Botox® was approved in 2004 for underarm hyperhidrosis and remains the only botulinum toxin approved for the treatment of hyperhidrosis. However, the treatment requires up to 30 injections in the underarms. Having a topical solution could encourage more patients to seek treatment without having to suffer the pain of numerous injections. From the physicians’ standpoint, injections are very time-consuming and reimbursement for the procedure is low. RT001 could significantly decrease the physician time and effort necessary for the procedure and potentially make the procedure more profitable for a physician’s practice.

We also believe that the appeal of RT001 may go beyond the estimated eight million hyperhidrosis sufferers and appeal to the one-third of all U.S. adults who believe they have too much underarm sweat. According to a 2008 survey by the International Hyperhidrosis Society, 60% of all U.S. adults reported that they would be “embarrassed” or “very embarrassed” by visible underarm sweat stains, and 70% of those U.S. adults who believe they have too much underarm sweat took steps to hide their condition.

Primary underarm hyperhidrosis affects over one million individuals in the United States alone and similar proportions globally. This condition has a negative impact on the overall quality of life of patients due to the debilitating psychosocial and emotional consequences of excessive sweating as well as significant medical dermatologic impact. Injected delivery of botulinum toxin has been validated as a therapeutically effective pharmaceutical agent for the treatment of hyperhidrosis. However, the injected treatment has not been widely embraced by hyperhidrosis patients because of significant pain and trauma associated with the large number of required injections.

Data from our initial Phase 2 dose escalation hyperhidrosis clinical trial suggest the feasibility of treating primary underarm hyperhidrosis with RT001. As the dose of RT001 increased, patients showed reduced sweating and improvement in their self-assessed sweating severity. To test for sweat production, the skin was first treated with iodine solution that is allowed to dry, and then followed by dusting of corn starch and sweat assessment period of ten minutes. The occurrence of sweat causes the starch and iodine to dissolve permitting their reaction to form the dark staining pattern observed. Reduction in the dark staining intensity signals a reduction in sweat.

This initial Phase 2 clinical trial was a double-blind, randomized, placebo controlled multi-center study evaluating the safety, tolerability and efficacy of using RT001 to treat primary underarm hyperhidrosis in adults. This clinical trial was designed to enroll 36 subjects, with twelve subjects in each dosing group, or cohort. The safety of each cohort was evaluated by an independent data safety committee prior to escalating the dose to the next level. Subjects were randomized to receive a single treatment of RT001 or placebo in each cohort. After receiving the treatment, the patients were followed for 28 days in the clinical trial.

Based on data generated from clinical trials to date, we plan to initiate additional clinical trials for the treatment of hyperhidrosis with RT001. These future trials will evaluate the efficacy of a higher dose of 25 ng/mL or more as compared to placebo and permit evaluation of the RT001 dose response to treatment of signs and symptoms of primary underarm hyperhidrosis. These trials will assess the quality of life measure Hyperhidrosis Disease Severity Scale and the change in production of underarm sweat by gravimetric measurement and Investigator Global Assessment of Minor’s Iodine Starch Testing for underarm sweating. This Phase 2 study will establish whether this new botulinum toxin dose is adequate or whether further dose escalation in this clinical indication is needed prior to definitive safety and efficacy testing.

Development of RT001 for Prevention of Migraine Headache

Migraine headache is a central nervous system disorder characterized by moderate-to-severe headache and often includes additional symptoms such as nausea and vomiting. The global market for treatment of migraine headache was estimated to be $3.8 billion in 2009. Migraine headache affects 36 million people in the United States, 14 million of whom suffer from chronic migraine headache. In the United States, this debilitating condition results in 113 million lost workdays and costs employers $13.0 billion each year, according to the Migraine Research Foundation. Injected delivery of botulinum toxin has been validated as a therapeutically effective pharmaceutical agent for the preventive treatment of migraine headache. Botox® was approved for the treatment of chronic migraine headache in 2010. However, the treatment requires up to 31 injections in a patient’s head and neck and may have significant side effects, including the potential for injected botulinum toxin to diffuse to neighboring sites causing muscle weakness and pain, sometimes even triggering migraine headache attacks.

We have generated preliminary data that supports the feasibility of treating chronic migraine headache with topical application of RT001. In our initial Phase 2 clinical trial, RT001 was shown to be effective for the preventive treatment of chronic migraine headache. In this trial, RT001 was applied topically to five areas on the head, left on for 30 minutes and removed by a series of cleansing wipes. This trial, which uses a 25 ng/mL dose, demonstrated statistically significant improvement (43.8% for RT001 versus 10.5% for placebo) of the composite endpoint of a Headache Impact Test-6, or HIT-6, score, number of migraines and migraine intensity.

For our next Phase 2 clinical trial, we plan to enroll and treat 90 human subjects with migraine headache using RT001 in a randomized double-blind placebo-controlled dose-ranging clinical trial design. This trial will provide new information on the treatment of subjects suffering migraine headache with RT001 including the reduction of headache frequency and severity and change in quality of life as reflected by a HIT-6 score and further characterize the dose-response relationship of RT001 in migraine headache to identify the optimal dose to be carried forward into later stage clinical trials.

RT001 for Treatment of Other Indications

Based on the results of our current preclinical studies and clinical trials, we will determine further development of other indications for RT001, such as:

•	Neuropathic pain. This condition may arise as a result of a lesion or disease affecting the nervous system and, as a collection of syndromes, is often chronic in nature causing significant negative impact to quality of life. Existing treatments include antidepressants, serotonin inhibitors and calcium channel agonists, each of which require daily dosing and are often accompanied by side effects and modest efficacy. More recently, injected botulinum toxin has been shown to address many forms of neuropathic pain and provide extended relief, of approximately three months, in line with the known duration profile for botulinum toxin treatment of other targets. RT001 represents an appealing alternative with its topical delivery, allowing relatively large areas to be treated without injection pain while maintaining the potential benefit of extended duration from a single treatment of botulinum toxin. RT001 is currently in preclinical development for neuropathic pain.

•	Rhinitis. Rhinitis is a global health problem associated with nasal inflammation and symptoms of congestion, sneezing and itching. According to a third party report, rhinitis affects up to 30% of adults and 40% of children in the United States. Current treatments may require frequent administration, often one or more times per day, and typically come with side effects, including desensitization to the treatment. There is early evidence that applying botulinum toxin can be effective in reducing rhinitis symptoms. However, because of procedural difficulty and the potential pain, swelling, bleeding, tenderness or possible infection associated with nasal injections of botulinum toxin, the treatment has not been widely accepted among clinicians and patients. Our preclinical studies using animal models suggest that applying RT001 topically can be a potentially safe and effective treatment for the symptoms of allergic rhinitis. We conducted a small Phase 2 clinical trial to assess RT001 for the treatment of symptoms associated with allergic rhinitis, which demonstrated that RT001 was safe.

RT002 — Our Injectable Formulation of Botulinum Toxin

In addition to our topical product candidate, we are developing an injectable formulation of botulinum toxin type A, which we refer to as RT002, for indications where deeper delivery of the botulinum toxin is required and a longer lasting effect is desired. We believe RT002 can provide more targeted delivery of botulinum toxin to intended treatment sites while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe this could permit longer lasting effect and safe administration of botulinum toxin, even in a higher targeted doses. These properties, longer lasting effect and less spread of RT002, have been demonstrated in preclinical studies and are currently being tested in the four-cohort Phase 1/2 clinical dose escalation trial outside the United States for improvement of glabellar lines. Initial data from the first four cohorts, which included an aggregate of 48 patients, indicates that RT002 is safe and efficacious. This data showed that 98% of the study patients achieved 1-point improvement, 67% achieved 2-point improvement and 94% achieved “none” or “mild” scores on the Glabellar Lines Severity Scale. Based upon the data analyzed, we plan to further develop RT002 for the treatment of glabellar lines by initiating a Phase 2 clinical trial in 2014. In addition, we plan to study RT002 in therapeutic indications already approved for botulinum toxin, such as movement disorders and overactive bladder. These indications require deeper delivery of the botulinum toxin and are likely to be better served by injectable delivery of RT002.

Our Technology

Our Proprietary TransMTS® Technology Platform

Our TransMTS® peptide technology serves different purposes depending on whether it is used in a topical formulation, such as in RT001, or in an injectable formulation, such as in RT002. In a topical formulation, the TransMTS® peptide technology enables transmembrane delivery of large macromolecules, such as our botulinum toxin type A, to the targeted tissue and eliminates the need for injections or other invasive procedures. In an injectable formulation, the TransMTS® peptide technology restricts the active macromolecule to the target site and reduces unwanted spread to other neighboring tissues.

The TransMTS® proprietary peptides are single, straight-chain, peptides which have two distinct types of domains:

•	The peptide backbone core is a sequence of consecutive lysine residues that are positively charged under physiologic conditions. The purpose of this positively charged core is to form a non-covalent (electrostatic) bond with the negatively charged macromolecule to be transported across the skin.

•	The second part of the peptide is a Protein Transduction Domain, or PTD, which is responsible for delivering the macromolecule to the target site. There are two identical PTDs at each end of the peptide.

We believe our TransMTS® peptide technology could be applied to a range of active ingredient molecules. We have begun to leverage our TransMTS® platform to develop additional products through partnering arrangements and may use our technology platform to develop additional proprietary products.

Our Proprietary Botulinum Toxin-Peptide Complex

Our proprietary botulinum toxin-peptide complex has two components that contribute to overall activity. First, our TransMTS® peptide provides the mechanism of delivery across the skin and restricts the toxin molecule to the target site. Second, the botulinum toxin type A provides the mechanism of pharmacologic action and is responsible for the drug effects demonstrated in our clinical trials.

RT001 Botulinum Toxin-Peptide Complex

In RT001, our proprietary peptide, RTP004, carries and releases botulinum toxin to a defined depth of penetration targeting the mid-dermis, which is an appropriate depth of skin penetration for the treatment of crow’s feet lines, hyperhidrosis, migraine headache, pain syndromes and other conditions.

Our nonclinical and clinical data show that the absorption enhancer peptide is necessary for the botulinum toxin to cross the skin and have pharmacologic effect. Our data also show that the peptide alone does not have pharmacologic action and that the botulinum toxin molecule without the peptide cannot cross the skin to achieve its effect.

RT001 is applied to the skin as a clear gel. The gel is temperature-triggered so that it is liquid at ambient temperature and forms a gel as it warms upon contact with the skin. RT001 quickly reaches a viscosity sufficient to remain in place in the defined treatment area.

RT001 Mechanism for Delivery of Botulinum Toxin

The absorption enhancer peptide has two pathways for the delivery of the botulinum toxin. The first pathway is energy independent and can occur in non-living cells, such as the stratum corneum, which is the outermost layer of the skin. This pathway allows the molecule to bind and traverse the stratum corneum via lipid rafting where the molecule “shuttles” across the surface of the lipid layers in a process called “lipid rafting.”

The second pathway is energy dependent and can only occur across living cells. It is an active process where transcytosis, the process by which molecules are transported across the interior of a cell, takes the molecule from one side of the cell to another. The peptide triggers the cell to fold around the peptide, carrying the target molecule with it. This pathway releases RT001 on either side of the cell. When returned to the original side, no net change occurs; but when returned to the opposite side, the contents have crossed the cell. The result is a net flow of RT001 from high to low concentration across the cells.

Administration of RT001 on the Skin

The proprietary apparatus for delivering RT001 to multiple locations was developed to provide for simple storage, reconstitution and ease of applying RT001 to the skin with minimal training.

Botulinum toxin is not stable in liquid form; therefore it must be lyophilized, or freeze-dried, for refrigerated storage and distribution. Injectable botulinum toxin products are distributed as lyophilized powders in sealed vials. Before they can be injected into a patient, the products must be reconstituted by a trained healthcare provider by drawing a precisely measured volume of saline solution into a syringe through a needle, and then transferring it into the botulinum toxin vial through the needle.

We designed our proprietary apparatus in collaboration with Duoject Medical Systems, Inc., or Duoject, a supplier of medical devices and provider of design and development services, with over 25 years of developing medical devices for drug reconstitution and delivery. The design of our apparatus has several features focused on safety and ease-of-use, and is covered by pending patents.

We plan to only supply RT001 within this reconstitution, activation and application, or RAA, device. This single-use administration apparatus contains a vial of our lyophilized drug product and a vial of diluent for reconstitution. The vial of drug product is protected within the RAA device to reduce potential for misuse as an injectable, and to eliminate the potential for needle stick injuries as could occur when reconstituting currently available injectable botulinum toxin products. The pre-filled amounts of drug product and diluent ensure accurate preparation of the intended concentration and dosage for treatment. We believe this will eliminate confusion that is associated with the preparation of injectable botulinum toxin products.

Once reconstituted, the RAA device allows for storage of the dose within the RAA device for up to eight hours, and then provides a means to easily administer the dose of RT001. RT001 is spread over the treatment area with a gloved finger, where it remains in place for 30 minutes and is then removed by a series of gentle cleansing wipes, deactivated and disposed. The entire application process is a simple procedure which requires minimal time to prepare and apply by physician or medical staff.

RT002 Mechanism of Action

RT002 utilizes our proprietary botulinum toxin-peptide complex in a saline-based formulation. In RT002, the RTP004 peptide interacts with both extracellular structures and cell surface receptors in the targeted muscle. This interaction restricts the toxin molecule to the target site and reduces unwanted spread to other neighboring muscles. We believe that by limiting the spread of RT002 to neighboring muscles, RT002 is likely to be tolerated at higher doses than Botox®. Additionally, at doses where the spread of Botox® and RT002 were compared, RT002 appeared to be more targeted with longer duration in our preclinical studies. Nonclinical and clinical data taken together suggest that RT002 may provide longer duration of effect at the target muscle and reduce spread to untargeted muscles.

Our Strategy

Our objective is to be a leading provider of botulinum toxin products across multiple aesthetic and therapeutic indications in both topical and injectable dose forms and to expand the market for botulinum toxin products. To achieve this objective, we plan to develop and commercialize two proprietary, patent-protected product candidates: RT001, our topical botulinum toxin, and RT002, our injectable botulinum toxin.

Key elements of our strategy are:

•

Complete Development And Seek Regulatory Approval For RT001. We are in the advanced stages of our development process of RT001 for the treatment of crow’s feet lines. We expect to initiate the first of two U.S. Phase 3 pivotal clinical trials in 2014 and plan to initiate an additional Phase 3 trial in

Europe in 2015. We plan to initiate an open label Phase 3 safety clinical trial in 2014. We expect to file for regulatory approvals for the treatment of crow’s feet lines in the United States and Europe in 2016. This will allow us to gain entry to the field of aesthetic dermatology, which is currently the single largest market for botulinum toxin. We chose to focus on this market not only because of its size and growth potential but also because, in the United States and Europe, this market can be easily accessed by a small specialty sales force.

•	Assess And Prioritize Future Therapeutic Indications For RT001. We have already conducted Phase 2 clinical trials evaluating RT001 in underarm hyperhidrosis and migraine headache. In the future, we expect to develop RT001 for these therapeutic indications as well as others such as pain indications, rhinitis and other conditions where injection-based botulinum toxin dose forms are poorly tolerated or have higher risk of adverse events. We believe that the commercial potential of RT001 in therapeutic indications could be substantial given the number of indications that we could pursue and the significant advantages of a painless, topical approach for therapeutic applications, particularly including those where numerous injections of botulinum toxin are required with currently available botulinum toxin products.

•	Advance RT002 Into Clinical Development. We expect to advance our second product candidate, RT002, into Phase 2 clinical trials for the treatment of glabellar lines in 2014. Assuming success of our Phase 2 clinical trials, we will move into Phase 3 clinical trials.

•	Build Our Own Sales And Marketing Capabilities To Commercialize RT001 and RT002 In North America. If RT001 is approved for the treatment of crow’s feet lines by the FDA, we intend to build our own sales force and commercial organization to launch RT001 and RT002 in North America with the first anticipated commercial launch starting in 2017. Specifically, we plan to build a focused, specialized sales force to target the key physicians who perform the majority of the aesthetic procedures. These include dermatologists, plastic surgeons, facial plastic surgeons and oculo-plastic surgeons.

•	Expand The Global Market For Botulinum Toxin Products. We believe RT001 can expand the overall botulinum toxin market beyond the current patient base by bringing in new patients who would prefer a needle-free approach to treatment and a more tolerable procedure. We believe RT001’s profile may also make it preferable for aesthetic indications where the risk of toxin spreading to adjacent muscles can cause undesired outcomes such as bruising, droopy eye and unwanted frozen face. We believe RT002 also has the ability to expand the botulinum toxin market by appealing to patients who seek a longer lasting effect.

•	Establish Selective Strategic Partnerships To Maximize The Commercial Potential Of Our Product Candidates and TransMTS® Delivery Technology Platform. Outside of North America and for non-aesthetic indications, we plan to evaluate whether to commercialize our product candidates on our own or in collaboration with potential partners. Specifically, assuming regulatory approval of RT001 and RT002 outside of the United States, we will evaluate whether to build in-house commercial capabilities in one or more foreign countries or to seek commercialization partners to maximize the profitability of RT001 and RT002. Additionally, the TransMTS® peptide delivery technology platform could potentially be used for molecules other than botulinum toxin. We plan on opportunistically partnering or licensing the technology to develop this capability.

•	Maximize The Value Of Our Botulinum Toxin Cell Line And Manufacturing Assets. We have developed an integrated manufacturing, analytics, research and development facility that is capable of producing proprietary topical, injectable and biosimilar dose forms of botulinum toxin. We plan to supply our own and our potential partners’ commercial organizations with botulinum toxin-based products for sale and may consider partnering to supply other companies with botulinum toxin type A in selected situations.

Manufacturing and Operations

We have established capabilities for the production of botulinum toxin type A, including bulk drug substance and both topical and injectable finished drug product. Botulinum toxin is regulated as a Select Agent under authority of the CDC and as such requires that we perform our operations in compliance with CDC regulations. We have invested in constructing the appropriate facilities to accommodate our production activities and are in good standing under our Select Agent license. We have assembled a team of experienced individuals in the technical disciplines of chemistry, biology and engineering and have appropriately equipped laboratory space to support ongoing research and development efforts in our botulinum toxin product development platform. We have the ability to manufacture our own botulinum toxin product to support our Phase 3 clinical trials and eventually, our commercial production. We believe that having direct control over our manufacturing processes, from drug substance to finished product, will enable us to develop additional pharmaceutical product configurations effectively and with a competitive cost structure.

We manufacture and perform testing for both bulk drug substance and finished dose forms of drug product to support our topical RT001 product candidate and our injectable RT002 product candidate. The additional components required for our topical RT001 dose form, the peptide, diluent and delivery apparatus, are all manufactured by third parties under contract with us. See the section entitled “Outsourced Components” below for additional information.

Drug Substance

The manufacture of the drug substance for RT001 and RT002 is based on microbial fermentation followed by product recovery and purification steps. The process is entirely free of animal and human-derived materials and depends on standard raw materials available commercially. The process is already scaled to support all future commercial demands. Bulk drug substance is stable when stored for extended periods, which allows us to establish reserves of drug substance and allows periodic drug substance production to replenish inventories as needed.

Drug Product

Manufacture of topical and injectable dose forms to support RT001 and RT002 is currently performed at our pilot fill-finish facility. The manufacturing process consists of bulk compounding, liquid fill and freeze-drying to support acceptable shelf-life duration. We are building a larger capacity fill-finish line dedicated to the topical non-aseptic dose form which will be installed and validated to support our regulatory license applications and future commercial demand for RT001. Further scale-up of RT002 drug product manufacturing will be performed to meet anticipated commercial demand. The RT001 botulinum toxin and diluent has shown stability to date that will support commercial launch.

Outsourced Components

We contract with third parties for the manufacture of the additional components required for RT001 topical dose form, which includes the acquisition of botulinum toxin type A from List Biological Laboratories, Inc., or List Laboratories, and the manufacture of bulk peptide through American Peptide Company, Inc., or American Peptide, diluent through Hospira Worldwide, Inc., or Hospira, and our delivery apparatus through Duoject.

Our agreement with List Laboratories, a developer of botulinum toxin, includes certain milestone payments related to the clinical development of our botulinum toxin products and the toxin manufacturing process. There is a royalty with an effective rate ranging from low-to-mid single-digit percentages of future sales of botulinum toxin. Our agreement with List Laboratories will remain in effect until expiration of our royalty obligations and may be terminated earlier on mutual agreement or because of a material breach by either party.

Our agreement with Hospira includes product development services and manufacture and supply services and requires that we provide Hospira with advance forecasts of our product needs. This agreement also includes minimum purchase requirements once we have commercialized our products. Our agreement with Hospira will remain in effect for seven years, subject to extensions, after we commercialize our products and may be terminated earlier by either party following advance notice and good faith consultation.

Our agreement with Duoject includes development work and manufacture and supply services. This agreement also includes a royalty of less than one percent of future sales of products which include the delivery apparatus, in the event we do not use Duoject to manufacture the delivery apparatus. Our agreement with Duoject will remain in effect until the later of April 30, 2020 or the expiration of the last patent issued to us for the delivery apparatus and may be terminated earlier because of a material breach by either party.

Our agreement with American Peptide includes development, manufacture and supply of peptide in accordance with certain specifications. This agreement also includes certain quality control and inspection provisions through which we can ensure the satisfactory quality of our peptide. Our agreement with American Peptide will remain in effect until May 20, 2020 and may be terminated earlier by either party following advance notice or a material breach by either party.

Competition

We expect to enter highly competitive pharmaceutical and medical device markets. Successful competitors in the pharmaceutical and medical device markets have the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we are developing. While we are unaware of any potentially competitive topical products that may reach the market before RT001 for the treatment of crow’s feet lines, it is possible that such a potentially competitive topical product is being developed.

Many of our competitors have substantially greater manufacturing, financial, research and development, personnel and marketing resources than we do. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical and medical device industries include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information. As a result, our competitors may be able to develop competing or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation.

Upon marketing approval, the first expected use of our products will be in aesthetic medicine, followed by potential use to treat excessive sweating, migraine headache and other conditions. The technologies with which we expect to compete directly are injectable and topical neuromodulators, and to a lesser extent, dermal fillers.

Injectable and Topical Neuromodulators

Our primary competitors in the pharmaceutical market are companies offering injectable dose forms of botulinum toxin, including:

•	Botox®, marketed by Allergan, Inc., since its original approval by the FDA in 1989, has been approved for multiple indications, including glabellar lines, crow’s feet lines and hyperhidrosis.

•	Myobloc®, a neuromodulator currently marketed by US WorldMeds and approved by the FDA in 2000.

•	Dysport®, an injectable botulinum toxin for the treatment of cervical dystonia and glabellar lines, which is marketed by Ipsen Ltd., or Ipsen, and Medicis Pharmaceutical Corporation (acquired by Valeant Pharmaceuticals International, Inc.) and approved by the FDA in 2009. Ipsen had previously received marketing authorization for a cosmetic indication for Dysport® in Germany in 2006 and, in 2007, Ipsen granted Galderma an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In 2008, Galderma became Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. In 2009, the health authorities of 15 European Union countries approved Dysport® for glabellar lines under the trade name Azzalure®. In 2011, Ipsen and Syntaxin engaged in a research collaboration agreement to develop native and engineered formats of botulinum toxin.

•	Xeomin®, marketed by Merz Pharma, or Merz, and approved by the FDA in 2010 for cervical dystonia and blepharospasm in adults previously treated with Botox®. In the third quarter of 2011, Xeomin® was approved by the FDA and in Korea for glabellar lines. Xeomin® is also currently approved for therapeutic indications in most countries in the European Union as well as Canada and certain countries in Latin America and Asia.

•	Bocouture® (rebranded from Xeomin®), marketed by Merz and received approval for glabellar lines in Germany in 2009. In 2010, Bocouture® was approved in significant markets within the European Union. Xeomin® is also approved for glabellar lines in Argentina and Mexico.

•	A division of Johnson & Johnson is conducting clinical trials for an injectable neuromodulator for glabellar lines in the United States.

We are aware of competing neuromodulators currently being developed and commercialized in Asia, South America and other markets. These lightly regulated markets may not require adherence to the FDA’s cGMPs or the regulatory requirements of the European Medicines Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While these products are unlikely to meet stringent U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than United States and European manufacturers. In addition to the injectable botulinum toxin dose forms, we are aware that other companies are developing topical neuromodulators for cosmetic and therapeutics indications and are conducting clinical trials for acne and facial aesthetic and hyperhidrosis.

Aesthetic Medicine

We anticipate that the first use of our products will be in the professional facial aesthetic medicine market which includes neurotoxins and dermal fillers, as well as polymer-based injectables. These and other products experience indirect competition from procedures, such as laser treatments, face lifts, chemical peels, fat injections and cold therapy. In the United States, dermal filler products, including Allergan’s Juvéderm® Ultra and Ultra Plus, compete with Valeant’s products Restylane® and Perlane™. In 2010, the FDA approved Allergan’s Juvéderm® Ultra XC and Ultra Plus XC products containing lidocaine as well as new formulations of Restylane® and Perlane™ also containing lidocaine and Restylane® without lidocaine for lips. Additional competitors in the filler category include Radiesse®, a calcium hydroxylapatite from BioForm, which was acquired by Merz in 2010, Sculptra® from Valeant Pharmaceuticals, Inc., and Belotero Balance® from Merz. Internationally, competitive products include Q-Med’s range of Restylane® and Perlane™ products, as well as products from Anteis, Filoraga, Teoxane, Valeant Pharmaceuticals, Inc. and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.

Sales and Marketing

We currently have limited marketing capabilities and no sales organization. Assuming successful completion of clinical trials and receipt of marketing approval for RT001 for treatment of crow’s feet lines by the

FDA, we plan to launch RT001 in the United States with our own sales force and commercial organization. Specifically, we would access the U.S. market through a focused, specialized sales force that targets the core physicians (dermatologists, plastic surgeons, facial plastic surgeons and oculo-plastic surgeons) who perform the majority of the cosmetic procedures. Assuming approval to market in the United States, we will focus our initial marketing of RT001 and RT002 on these core specialties.

After European approval to market, we anticipate marketing RT001 and RT002 through either our own commercial infrastructure or a combination of our own infrastructure and that of our possible future partners. For future uses of RT001 and RT002 outside of aesthetic medicine, we are evaluating launching on our own or through partner relationships.

Strategic Partnering

We plan to focus our efforts on developing and commercializing RT001 and RT002 in North America. We intend to seek partners to fund development of our products outside of dermatology and outside of North America to maximize the commercial potential of our product candidates and delivery technology.

We also plan to leverage our TransMTS® technology platform outside of our core focus in botulinum toxin by partnering with other companies. For example, in June 2013 we entered into an exclusive technology evaluation agreement with the Procter and Gamble Company to co-develop a peptide and explore applications of the TransMTS® delivery technology in two classes of over-the-counter cosmetic compounds. If successful, this partnership would enable us to receive royalty revenue.

Intellectual Property

Our success depends in large part on our ability to obtain and maintain intellectual property protection for our drug candidates, novel biological discoveries, and drug development technology and other know-how, to operate without infringing on the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary and intellectual property rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on know-how, copyright, trademarks and trade secret laws, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Such protection is also maintained using confidential disclosure agreements. Protection of our technologies is important for us to offer our customers proprietary services and products unavailable from our competitors, and to exclude our competitors from practicing technology that we have developed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected.

It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications or other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to do business. In addition, any patent issued to us may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity. For more information, please see “Item 1A. Risk Factors — Risks Related to our Intellectual Property.”

As of March 5, 2014, we held approximately 78 issued patents and approximately 148 pending patent applications, including foreign counterparts of U.S. patents and applications. Ten of our patents are issued in the United States, with the rest issued in Australia, Canada, China, various countries in Europe, Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Singapore and South Africa. In addition, we have pending patent applications in the United States as well as in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India,

Japan, Korea, Mexico, New Zealand, Singapore and Taiwan. The earliest that any of our patents will expire is July 20, 2021 for U.S. Patent No. 7,807,780. Because approval for RT001 is still pending before the FDA, one of these patents, or a later granted Revance patent, may be eligible for a patent term extension of up to five years, provided the total period of market exclusivity based on the extended patent does not exceed 14 years. For more information, please see “Business — Government Regulation — U.S. Patent Term Restoration and Marketing Exclusivity.”

We will continue to pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.

Our registered and pending U.S. trademarks include REVANCE®, TRANSMTS®, MOTISTE, XOTIKIS and JANTYNG.

Government Regulation

Product Approval Process in the United States

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act, or FDCA, its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates, RT001 and RT002, are subject to regulation by the FDA as a biologic. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the United States.

The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U. S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s current good laboratory practices, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials in the United States may begin;

•	approval by an independent review board, or IRB, at each clinical trial site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current good clinical practices, or GCP, regulations to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a BLA;

•	satisfactory completion of an FDA inspection, if the FDA deems it as a requirement, of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as compliance with applicable Quality System Regulations, or QSR, for devices;

•	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;

•	review of the BLA by an external advisory committee to the FDA, whose recommendations are not binding on the FDA; and

•	FDA review and approval of the BLA prior to any commercial marketing or sale.

Preclinical Studies

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance, or for other reasons.

Clinical Trials

Clinical trials involve the administration of the product candidate to human patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and effectiveness. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with GCPs. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The product candidate is initially introduced into a limited population of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for some diseases, or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.

•	Phase 2. The product candidate is evaluated in a limited patient population, but larger than in Phase 1, to identify possible adverse events and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to assess dosage tolerance, optimal dosage and dosing schedule.

•	Phase 3. Clinical trials are undertaken to further evaluate dosage, and provide substantial evidence of clinical efficacy and safety in an expanded patient population, such as several hundred to several thousand, at geographically dispersed clinical trial sites. Phase 3 clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. These trials typically have at least 2 groups of patients who, in a blinded fashion, receive either the product or a placebo. Phase 3 clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

IND sponsors may dispute FDA decisions concerning clinical development. For example, we engaged in the Formal Dispute Resolution process with the FDA for the proposed indication, primary endpoint assessment and primary endpoint measurement of RT001 for crow’s feet lines. In May 2012, we received a determination that the End-of-Phase 2 had been reached for the indication of lateral canthal lines.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication to further assess the biologic’s safety and effectiveness after BLA approval. Phase 4 trials can be initiated by the drug sponsor or as a condition of BLA approval by the FDA.

Annual progress reports detailing the results of the clinical trials must be submitted to the FDA and written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests, proposed labeling and other relevant information are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. The submission of a BLA is subject to the payment of substantial user fees.

Once the FDA receives a BLA, it has 60 days to review the BLA to determine if it is substantially complete and the data is readable, before it accepts the BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has twelve months from submission in which to complete its initial review of a standard BLA and make a decision on the application, and eight months from submission for a priority BLA, and such deadline is referred to as the PDUFA date. The FDA does not always meet its PDUFA dates for either standard or priority BLAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA date.

After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategies, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval.

Before approving a BLA, the FDA can inspect the facilities at which the product is manufactured. The FDA will not approve the BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional clinical testing or information before a BLA can be approved.

The FDA will issue a complete response letter if the agency decides not to approve the BLA. The complete response letter describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, certain changes to the approved biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to a BLA, the FDA has up to 180 days to review the application. As with new BLAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Post-Approval Requirements

Any biologic products for which we or our collaborators receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label use,” industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA closely regulates the post-approval marketing and promotion of biologics, and although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties or other negative consequences, including adverse publicity.

We currently manufacture our own clinical drug supplies to support both of our product candidates and plan to do so on a commercial scale if our product candidates are approved. In addition, we also contract with third party manufacturers for certain components necessary to produce our lead product candidate in clinical quantities and expect to continue to do so to support commercial scale production if our lead product candidate is approved. Our future collaborators may also utilize third parties for some or all of a product we are developing with such collaborator. We and our third party manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our biologic product candidate, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s BLA. Specifically, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator BLA holder. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

Product Approval Process Outside the United States

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure includes selecting one “reference member state,” or RMS, and submitting to more than one member state at the same time. The RMS National Competent Authority conducts a detailed review and prepares an assessment report, to which concerned member states provide comment. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states post-initial approval. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict certain business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims statutes. We will be subject to these laws and regulations once we begin to directly commercialize our products.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities now and in the future could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Environment, Health and Safety

We are voluntarily assessing and publicly reporting our greenhouse gas emissions and water usage, and have begun to take action to reduce such emissions and usage. For example we have established employee commuter programs, evaluated the energy efficiency of our buildings and installed low-flow water fixtures. Various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. For example, the California Air Resources Board is in the process of drafting regulations to meet state emissions targets. Based on current information and subject to the finalization of the proposed regulations, we believe that our primary risk related to climate change is the risk of increased energy costs. However, because we are not an energy intensive business, we do not anticipate being subject to a cap and trade system or any other mitigation measures that would likely be material to our capital expenditures, results of operations or competitive position.

We are also subject to other federal, state and local regulations regarding workplace safety and protection of the environment. We use hazardous materials, chemicals, viruses and various radioactive compounds in our research and development activities and cannot eliminate the risk of accidental contamination or injury from these materials. Certain misuse or accidents involving these materials could lead to significant litigation, fines and penalties. We have implemented proactive programs to reduce and minimize the risk of hazardous materials incidents.

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $27.8 million and $32.7 million during the years ended December 31, 2013 and 2012, respectively. We plan to increase our research and development expenses for the foreseeable future to complete one Phase 3 clinical pivotal trial in the United States, continue a long-term safety clinical trial and other associated programs relating to RT001 for the treatment of crow’s feet lines, and to initiate our first Phase 2 clinical trial and associated programs related to RT002 for the treatment of glabellar lines.

Employees

As of December 31, 2013, we had 62 full-time employees and 13 contractors for a total of 75 full-time equivalents. Of these employees and contractors, 48 employees and 6 contractors were engaged in research and development and 14 employees and 7 contractors were engaged in business development, finance, legal, human resources, facilities, information technology and general management and administration activities. We plan to continue to expand our research and development activities. To support this growth, we will need to expand managerial, research and development, operations, finance and other functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Other Information

We were incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. We commenced operations in June 2002 and, in April 2005, changed our name to Revance Therapeutics, Inc. Our principal executive offices are located at 7555 Gateway Boulevard, Newark, California 94560, and our telephone number is (510) 742-3400. Our website address is http://www.revance.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-K.

We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act . We make available on our website at www.revance.com (under “Investors-Financials & Filings”), free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

Item 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Form 10-K, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before you decide to purchase shares of our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and operating results could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

Risks Related to Our Business and Strategy

We are substantially dependent on the clinical and commercial success of our product candidates, primarily our lead product candidate RT001, which is in Phase 3 clinical development, and our second product candidate RT002, which is expected to enter into Phase 2 clinical development.

To date, we have invested most of our efforts and financial resources in the research and development of RT001, a topical formulation of botulinum toxin, which is currently our lead product candidate. In particular, we have completed thirteen clinical trials and are in Phase 3 clinical development in the United States for RT001. We have also invested, to a lesser extent, in the research and development of an injectable form of botulinum toxin, RT002, which is expected to enter into Phase 2 clinical development in 2014. Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT001 and, to a lesser extent, RT002, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely completion of, or need to conduct additional, clinical trials, including our U.S. Phase 3 clinical trials for RT001, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third party contractors;

•	our ability to demonstrate to the satisfaction of the United States Food and Drug Administration, or FDA, the safety and efficacy of RT001, RT002 or any future product candidates through clinical trials;

•	whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of RT001, RT002 or any future product candidates;

•	the acceptance of parameters for regulatory approval, including our proposed indication, primary endpoint assessment and primary endpoint measurement relating to our lead indications of RT001;

•	our success in educating physicians and patients about the benefits, administration and use of RT001, RT002 or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with our product candidates or future approved products;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the ability to raise additional capital on acceptable terms to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to RT001, RT002 or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•	our ability to manufacture clinical trial supplies of RT001, RT002 or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to successfully commercialize RT001, RT002 or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to RT001, RT002 or any future product candidates;

•	our ability to avoid third party patent interference or intellectual property infringement claims;

•	acceptance of RT001, RT002 or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile of RT001, RT002 or any future product candidates following approval.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of RT001, RT002 or any future product candidate to continue our business.

We may be unable to obtain regulatory approval for RT001, RT002 or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations.

To gain approval to market a biologic product such as RT001 and RT002, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, purity and potency of the product for the intended indication applied for in a Biologics License Application, or BLA, or other respective regulatory filing. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In particular, we have conducted three positive Phase 2b clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group.

Our lead product candidate, RT001, is currently in Phase 3 clinical development, and our business currently depends substantially on its successful development, regulatory approval and commercialization. We currently have no drug or biologic products approved for sale, and we may never obtain regulatory approval to commercialize RT001. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market RT001 in the United States until we receive approval of a BLA from the FDA. We are also not permitted to market RT001 in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates, including RT001, for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that RT001, RT002 or any future product candidates are safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate that clinical and other benefits of RT001, RT002 or any future product candidates outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of RT001, RT002 or any future product candidates;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. We are not conducting our U.S. Phase 3 clinical trials for RT001 under a Special Protocol Assessment, or SPA. In the absence of an agreed SPA, there can be no assurance that the FDA will agree with our Phase 3 clinical trial protocol.

Further, after our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process to obtain confirmation from the FDA that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for continued clinical trials. While the FDA provided written confirmation that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for Phase 3 clinical trials, the FDA has not confirmed that our proposed indication, primary endpoint assessment and primary endpoint measurement are acceptable for regulatory approval. Further, while we did obtain written confirmation with respect to these aspects of our Phase 3 clinical trial designs, there is no assurance that the FDA will approve our BLA for RT001, will agree that the benefits of RT001 outweigh its risks or will not raise new concerns regarding our clinical trial designs.

Even if we eventually complete clinical testing and receive approval of any regulatory filing for RT001, RT002 or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or the applicable foreign regulatory agency also may approve RT001, RT002 or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates and RT001, in particular, would delay or prevent commercialization of RT001 and would materially adversely impact our business, results of operations and prospects.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our lead product candidate, RT001. In particular, our U.S. Phase 3 clinical program for RT001 will require substantial funds to complete. We have recorded net losses of $52.4 million, $58.3 million and $44.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, had an accumulated deficit during our development stage through December 31, 2013 of $195.9 million and had a working capital deficit of $42.7 million as of December 31, 2013. We have funded our operations primarily through the sale and issuance of convertible preferred stock, notes payable and convertible notes. As of December 31, 2013, we had capital resources consisting of cash and cash equivalents of $3.9 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $102.7 million in our initial public offering, or IPO. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001, RT002 and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001, RT002 and any future product candidates.

We believe that our existing cash and cash equivalents, including the net proceeds from our IPO, and existing credit facility will allow us to fund our operating plan through at least the next 15 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT001 and RT002 in the United States, Mexico, and Europe;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT001, RT002 or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT001, RT002 or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT001, RT002 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT001, RT002 or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

Additional capital may not be available when we need them, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for RT001, RT002 or any future product candidate;

•	delay, limit, reduce or terminate our research and development activities; or

•	delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing or distribution capabilities or other activities that may be necessary to commercialize RT001, RT002 or any future product candidates.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product candidates or operate as a business.

Even if our product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use necessary for commercial success.

The commercial success of RT001, RT002 and any future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of RT001, the treatment of lateral canthal lines, or crow’s feet lines, hyperhidrosis and other aesthetic and therapeutic indications that we may seek to pursue. The degree and rate of physician adoption of RT001, RT002 and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness of our product as compared to existing therapies;

•	physician willingness to adopt a new therapy to treat crow’s feet lines, hyperhidrosis or other indications;

•	overcoming any biases physicians or patients may have toward injectable procedures for the treatment of crow’s feet lines, hyperhidrosis or other indications;

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of crow’s feet lines, hyperhidrosis or other indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.

If RT001, RT002 or any future product candidates are approved for use but fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected.

Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

We expect to enter highly competitive pharmaceutical and medical device markets. Successful competitors in the pharmaceutical and medical device markets have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in the development, patenting, manufacture and marketing of health care products competitive with those that we are developing. Many of these potential competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.

Upon marketing approval, the first expected use of our products will be in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. This market is also characterized by competitors obtaining patents to protect what they consider to be their intellectual property. We are seeking regulatory approval of RT001 for the treatment of crow’s feet lines. We anticipate that RT001, if approved, will face significant competition from other facial aesthetic products, including injectable botulinum toxins and dermal fillers. If approved, RT001 may also compete with unapproved and off-label treatments. To compete successfully in the aesthetic market, we will have to demonstrate that the reduction of crow’s feet lines with RT001 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies. Competing in the aesthetic market could result in price-cutting, reduced profit margins and limited market share, any of which would harm our business, financial condition and results of operations.

Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims that our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face more competition in these markets than in the United States.

We currently make our clinical drug products exclusively in one manufacturing facility and plan to utilize this facility in the future to support commercial production if our product candidates are approved. If this or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.

We currently manufacture our own clinical drug products to support both RT001 and RT002 exclusively in a single manufacturing and laboratory facility and plan to utilize this facility in the future to support commercial production if our product candidates are approved. If this or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our manufacturing facility is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

Currently, we maintain insurance coverage totaling $13.7 million against damage to our property and equipment, $2.0 million in general liability coverage, a $9.0 million umbrella policy, and an additional $30.0 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.

We are a clinical stage specialty biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 or RT002. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $52.4 million, $58.3 million and $44.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, had an accumulated deficit during our development stage through December 31, 2013 of $195.9 million and had a working capital deficit of $42.7 million as of December 31, 2013.

In February 2014, the Company closed its IPO, resulting in gross proceeds of approximately $110 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discount but before expenses related to the IPO are approximately $102.7 million. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT001 and RT002. We believe that our currently available capital is sufficient to fund our operations through at least the next 15 months. Given our desired clinical development plans for the next 12 months, our financial statements do not reflect an uncertainty about our ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approvals for, RT001 and RT002, and begin to commercialize RT001. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully manufacture, market and commercialize our products. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Even if RT001, RT002 or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we obtain FDA or other regulatory approvals, RT001, RT002 or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.

The degree and rate of market acceptance of RT001, RT002 or any future product candidates for which we receive approval depends on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical trials;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•	proper training and administration of our products by physicians and medical staff;

•	the potential and perceived advantages of our products over alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•	the willingness of patients to pay for RT001, RT002 and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.

Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical trials for RT001 do not ensure that later clinical trials, including our Phase 3 clinical trials for the treatment of crow’s feet lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. In particular, we have conducted three positive Phase 2b clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We have in the past and may in the future experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

•	obtain regulatory approval to commence a trial;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtain institutional review board, or IRB, approval at each site;

•	recruit suitable patients to participate in a trial;

•	have patients complete a trial or return for post-treatment follow-up;

•	ensure clinical sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites; or

•	manufacture sufficient quantities of product candidate for use in clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We have no experience manufacturing our product candidates at full commercial scale. If our product candidates are approved, we will face certain risks associated with scaling up our manufacturing capabilities to support commercial production.

We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of drug product at this facility that we use for research and development purposes and for clinical trials of our product candidates. We do not have experience in manufacturing our product candidates at commercial scale. To meet our strategic objectives, which contemplate internally manufacturing a significant portion of our drug substance and finished dose form at full commercial scale, if our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. For example, we are building a larger capacity fill-finish line dedicated to our topical non-aseptic dose form, which we expect will be installed in 2014 and validated in 2015 to support our regulatory license applications and future commercial demand for RT001, if approved. In addition, we expect to further scale up our RT002 drug product manufacture according to established demand. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

We currently contract with third party manufacturers for certain components necessary to produce RT001 for clinical trials and expect to continue to do so to support commercial scale production if RT001 is approved. This increases the risk that we will not have sufficient quantities of RT001 or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third party manufacturers for certain components necessary to produce RT001 for our clinical trials, including the bulk peptide, diluent and the delivery apparatus and expect to continue to rely on these or other manufacturers to support our commercial requirements if RT001 is approved. Some of our contracts with our manufacturers contain minimum order and pricing provisions and provide for early termination based on regulatory approval milestones.

Reliance on third party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party manufacturers may not be able to comply with cGMP or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of RT001 or any other product candidates or products that we may develop. Any failure or refusal to supply the components for RT001 or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.

We depend on single-source suppliers for the raw materials necessary to produce our product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, would materially and adversely affect our business.

We and our manufacturers purchase the materials necessary to produce RT001 and RT002 for our clinical trials from single-source third party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through American Peptide Company, Inc., the diluent through Hospira Worldwide, Inc. and our delivery apparatus through Duoject Medical Systems, Inc. We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of RT001, RT002 or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of RT001, RT002 or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of RT001, RT002 and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Furthermore, if there is a disruption to our or our third party suppliers’ relevant operations, we will have no other means of producing RT001, RT002 or any future product candidates until they restore the affected facilities or we or they procure alternative facilities. Additionally, any damage to or destruction of our or our third party or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and other facilities, including our sole manufacturing facility, are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facility, enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In particular, because we manufacture botulinum toxin in our facilities, we would be required to obtain further clearance and approval by state, federal or other applicable authorities to continue or resume manufacturing activities. The disaster recovery and business continuity plans we have in place currently are limited and may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

We rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize RT001, RT002 or any future product candidates.

We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as current good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days’ prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties or consultants conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for and will not be able to, or may be delayed in our efforts to, successfully commercialize the product candidate being tested in such trials.

Our ability to market RT001, if approved, will be limited to use for the treatment of crow’s feet lines, and if we want to expand the indications for which we may market RT001, we will need to obtain additional regulatory approvals, which may not be granted.

We are currently seeking regulatory approval for RT001 in the United States and Europe for the treatment of crow’s feet lines. If RT001 is approved, the applicable regulatory agency will restrict our ability to market or advertise RT001 for other indications, which could limit physician and patient adoption. We may attempt to develop, promote and commercialize new treatment indications and protocols for RT001 in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If RT001 and/or RT002 is approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products, such as RT001 and RT002, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for RT001 for the treatment of crow’s feet lines, the first indication we are pursuing, we cannot prevent physicians from using our RT001 products on their patients in a manner that is inconsistent with the approved label, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Physicians may also misuse our products or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Furthermore, the use of our products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

Any of these events could harm our business and results of operations and cause our stock price to decline.

Even if RT001 is approved for commercialization, if there is not sufficient patient demand for RT001 procedures, our financial results and future prospects will be harmed.

Treatment of crow’s feet lines with RT001, our lead product candidate, is an elective procedure, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo treatment with RT001 for the treatment of crow’s feet lines or other aesthetic indications we may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;

•	the extent to which physicians recommend RT001 to their patients;

•	the extent to which RT001 satisfies patient expectations;

•	our ability to properly train physicians in the use of RT001 such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of RT001 versus other aesthetic treatments;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and RT001 in particular;

•	the success of any direct-to-consumer marketing efforts we may initiate; and

•	general consumer confidence, which may be impacted by economic and political conditions.

Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient demand for RT001, or for RT002 or any other future product candidate, once approved.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize RT001, RT002 or any other future product candidates, if approved, or generate product revenue.

We currently have limited marketing capabilities and no sales organization. To commercialize RT001, RT002 or any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If RT001 receives regulatory approval, we expect to market RT001 in the United States through an internal specialized sales force and in Europe through either our internal sales force or a combination of our internal sales force and distributors, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RT001, RT002 or any future product candidates. If we are not successful in commercializing RT001, RT002 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2013, we had 62 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001 or any other product candidates, if approved. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for RT001, RT002 or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of RT001 or any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $1.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing RT001, we intend to expand our insurance coverage to include the sale of RT001; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop RT001, RT002 or any future product candidates, conduct our clinical trials and commercialize RT001, RT002 or any future products we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of RT001, RT002 or any future products we develop.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of RT001 and RT002, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products to serve both the aesthetic and therapeutic markets. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. While our two product candidates, RT001 and RT002, are each in the clinical development stage, all of our other potential product candidates remain in the discovery stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third party payors, if applicable; and

•	intellectual property rights of third parties may potentially block our entry into certain markets, or make such entry economically impracticable.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing RT001 and RT002.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

As a public company in the United States, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We expect that our first report on compliance with Section 404 will be in connection with our consolidated financial statements for the year ending December 31, 2014.

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2013 or for any other period. Accordingly, no such opinion was expressed. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

Even after we develop these new procedures, material weaknesses in our internal control over financial reporting may be discovered. To fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting, we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate consolidated financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or the stock exchange on which our stock is listed, and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or stock exchanges, and we could lose investor confidence in the accuracy and completeness of our financial reports, which could hurt our business, the price of our common stock and our ability to access the capital markets.

Our business involves the use of hazardous materials and we and our third party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development and manufacturing activities and our third party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including botulinum toxin type A, a key component of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed with the Centers for Disease Control and Detection, or CDC, and with the California Department of Health, Food and Drug Branch for use of botulinum toxin and to manufacture both the active pharmaceutical ingredient, or API, and the finished product in topical and injectable dose forms. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

We may use third party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.

We may license or selectively pursue strategic collaborations for the development, validation and commercialization of RT001, RT002 and any future product candidates. In any third party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

If we fail to comply with the covenants and other obligations under our credit facilities, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

In September 2011, we entered into a credit facility with Hercules Technology Growth Capital, Inc., or Hercules. The facility, or the Hercules Facility, consists of $22.0 million in a term loan from Hercules. The balance of the term loan as of December 31, 2013 was $11.0 million and is payable in monthly installments of principal and interest through March 1, 2015. Borrowings under our credit facility are secured by substantially all of our tangible assets. The covenants set forth in the loan and security agreement require, among other things, that we seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 30 days after the end of each month. If we fail to comply with the covenants and our other obligations under the credit facility, Hercules would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

In December 2013, we entered into a $10.8 million loan and lease agreement with Essex Capital Corporation, or Essex Capital. Borrowings under this facility, or the Essex Capital Facility, are secured by substantially all of our tangible assets, excluding intellectual property. The covenants set forth in the Essex Capital Facility require, among other things, that we seek consent from Essex Capital prior to certain corporate events, including the incurrence of additional secured indebtedness or additional liens. If we fail to comply with the covenants and our other obligations under the Essex Capital Facility, Essex Capital would be able to accelerate the required repayment of amounts due under the Essex Capital Facility and, if they are not repaid, could foreclose upon our assets securing our obligations under the Essex Capital Facility, subject to limitations set forth in a subordination agreement between Essex Capital and Hercules.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect RT001 for the treatment of crow’s feet lines to be reimbursed by any government or third party payor and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT001, RT002 or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Related to Our Intellectual Property

If our efforts to protect our intellectual property related to RT001, RT002 or any future product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to RT001, RT002 and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the United States or foreign countries. Competitors in the field of cosmetics and botulinum toxin have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to RT001, RT002 or any future product candidates is challenged, then it could threaten our ability to commercialize RT001, RT002 or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market RT001, RT002 or any future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the United States Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.

The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act signed into law on September 16, 2011. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in

United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios than we have.

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents.

In an effort to protect our trade secrets and other confidential information, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. To the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and other confidential information.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of cosmetics and botulinum toxin have developed large portfolios of patents and patent applications in fields relating to our business. For example, there are patents held by third parties that relate to the treatment with botulinum toxin-based products for indications we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.

An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

In addition, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in domestic and foreign intellectual property laws.

Risks Related to Government Regulation

Our business and products are subject to extensive government regulation.

We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, principally by the FDA, the U.S. Drug Enforcement Administration, or DEA, the Centers for Disease Control and Prevention, or CDC, and foreign regulatory authorities. Failure to comply with all applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act, or FFDCA, the Public Health Service Act, or PHSA, and Controlled Substances Act, may subject us to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.

After our products receive regulatory approval or clearance, we, and our direct and indirect suppliers, remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in the implementation of Risk Evaluation and Mitigation Strategies, or REMS, programs, completion of government mandated clinical trials, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls noted above.

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of RT001 or any future product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market RT001, RT002 or any future product candidates in the United States until we receive approval of a BLA from the FDA. We have not submitted an application or obtained marketing approval for RT001 anywhere in the world. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of approved products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending BLAs or supplements to approved BLAs.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaborator believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all targeted indications.

Regulatory approval of a BLA or BLA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including the following:

•	a product candidate may not be deemed safe, effective, pure or potent;

•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA might not approve our third party manufacturers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

If RT001, RT002 or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for RT001, RT002 or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, limit or delay regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been granted, RT001, RT002, or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we or our collaborators receive for RT001, RT002 or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves RT001, RT002 or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with RT001, RT002 or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic collaborators, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

Our ongoing regulatory requirements may also change from time to time, potentially harming or making costlier our commercialization efforts. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or other countries. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

If we fail to obtain regulatory approvals in foreign jurisdictions for RT001, RT002 or any future product candidates, we will be unable to market our products outside of the United States.

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive necessary approvals to commercialize our products in markets outside of the United States.

If approved, RT001, RT002 or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.

Some participants in our clinical trials have reported adverse events after being treated with RT001. If we are successful in commercializing RT001 or any other products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.

While we do not expect that RT001, if approved for the treatment of crow’s feet lines, will subject us to the various U.S. federal and state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

The federal False Claims Act, or FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition, and results of operations.

State and federal authorities have aggressively targeted medical technology companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct their business. If we become the target of such an investigation or prosecution based on our contractual relationships with providers or institutions, or our marketing and promotional practices, we could face similar sanctions, which would materially harm our business.

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of RT001, RT002 or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of RT001, RT002 or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of one or more of our products; and

•	additional recordkeeping.

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition, and results of operations.

Risks Related to the Ownership of Our Common Stock

The market price of our common stock is likely to be volatile.

Prior to our IPO, there has been no public market for our common stock. An active trading market for our shares may never develop or, if developed, may not be sustained. Moreover, our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance The market price for our common stock may be influenced by many factors, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates, including our Phase 3 clinical program for RT001 and our Phase 2 clinical program for RT002;

•	announcements of regulatory approval or disapproval of RT001, RT002 or any future product candidates;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with customers and strategic partners; and

•	the other factors described in this “Risk Factors” section.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

As a smaller company, it may be difficult for us to attract the interest of equity research analysts. A lack of research coverage may adversely affect the liquidity of and market price of our common stock. To the extent we obtain equity research analyst coverage, we will not have any control of the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company, or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Substantially all of our existing stockholders are subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from the date of our IPO. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the public offering. Subject to certain limitations, approximately 11,879,893 shares will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of approximately 10,114,701 shares of our common stock, including shares issuable upon the exercise of outstanding warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Provisions in our corporate charter documents and under Delaware law could discourage takeover attempts and lead to management entrenchment, and the market price of our common stock may be lower as a result.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•	only one of our three classes of directors will be elected each year;

•	no cumulative voting in the election of directors;

•	the ability of our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

•	the exclusive right of our board of directors to elect a director to fill a vacancy or newly created directorship;

•	stockholders will not be permitted to take actions by written consent;

•	stockholders cannot call a special meeting of stockholders;

•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;

•	the ability of our board of directors, by a majority vote, to amend the bylaws; and

•	the requirement for the affirmative vote of at least 66 2/3% or more of the outstanding common stock to amend many of the provisions described above.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that certain investors are willing to pay for our stock.

Our amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of March 15, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 52.3% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•	We will indemnify our directors and officers for serving us in those capacities, or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•	We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•	The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may adversely affect our operating results.

As a public company listed in the United States, we incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NASDAQ Stock Market, have increased our legal and financial compliance costs and have made some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

We are an “emerging growth company,” and if we decide to comply only with reduced disclosure requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenues of over $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies that become public can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located in Newark, California, where we occupy approximately 90,000 square feet of office, laboratory and manufacturing space. The current term of our lease expires in January 2025. We have an option to extend the lease for two additional terms of seven years, which would extend our lease through January 2039. We believe that our current facilities are adequate for our needs and for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any known legal proceedings. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been trading on The Nasdaq Global Market under the symbol “RVNC” since our IPO on February 6, 2014. Prior to this date, there was no public market for our common stock. On March 26, 2014, the closing price of our common stock as reported on the NASDAQ Global Market was $30.82 per share.

	High	Low
2014
First Quarter (from February 6, 2014 to March 26, 2014)	$39.86	$21.00

Holders of Records

As of March 26, 2014, there were approximately 103 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements, overall financial conditions, business prospects, contractual restrictions and other factors our board of directors may deem relevant. Our loan and security agreement with Hercules prohibits the payment of dividends.

Recent Sales of Unregistered Securities

In 2013, we have made sales of unregistered securities as described below. Share amounts have been retroactively adjusted to give effect to a reverse stock split of 1 -for- 15 of our stock effected on February 3, 2014.

(1) We granted stock options under our 2012 Equity Incentive Plan to purchase an aggregate of 992,213 shares of our common stock at exercise prices ranging between $8.70 and $9.15 per share to a total of 23 employees, directors and consultants. Of these, stock options to purchase an aggregate of 50,100 shares have been cancelled without being exercised, and 942,113 shares remain outstanding.

(2) We issued and sold an aggregate of 4,281 shares of our common stock to employees, directors and consultants at the exercise price of $2.55 per share upon the exercise of stock options granted under our 2002 Equity Incentive Plan.

(3) On March 29, 2013, all outstanding convertible promissory notes in the aggregate amount of $63,319,658.48 that were issued between January 24, 2011 and December 6, 2012 were exchanged for 4,748,468 shares of our Series E-4 convertible preferred stock. Between October 2013 and December 2013, in connection with a convertible note financing, we issued convertible promissory notes to 26 accredited investors for an aggregate principal amount of $19.40 million. Upon the closing of our IPO, these convertible promissory notes were converted into 1,348,847 shares of our common stock.

(4) In connection with the Series E-5 Preferred Stock financing, which closed on March 29, 2013, we issued and sold common stock warrants exercisable for an aggregate of 545,492 shares of our common stock, at exercise price of $0.15 per share. Common stock warrants exercisable for 220 shares, 6,246 shares, 5,215 shares,

3,344 shares, 6,688 and 30,768 shares were exercised on March 7, 2013, May 1, 2013, May 30, 2013, June 3, 2013, June 7, 2013 and December 16, 2013, respectively. In addition, warrants to purchase 5,078 shares of our Series C-2 convertible preferred stock became exercisable for 5,078 shares of our Series E-2 convertible preferred stock, warrants to purchase 3,623 shares of our Series C-3 convertible preferred stock became exercisable for 3,623 shares of our Series E-2 convertible preferred stock, warrants to purchase 14,316 shares of our Series D convertible preferred stock became exercisable for 30,338 shares of our Series E-3 convertible preferred stock, warrants to purchase 19,774 shares of our Series D convertible preferred stock became exercisable for 88,292 shares of our Series E-4 convertible preferred stock, and warrants to purchase 17,977 shares of our Series D convertible preferred stock became exercisable for 53,511 shares of our Series E-5 convertible preferred stock, each pursuant to the terms of such warrants in connection with the closing of our Series E preferred stock financing on March 29, 2013. In connection with a convertible note financing in 2013, we issued and sold warrants to purchase an aggregate of $5.40 million of our common stock to 26 accredited investors at an exercise price of $0.15 per share. All of these common warrants were automatically net exercised into 405,594 shares of our common stock immediately prior to the closing of our IPO.

(5) In connection with the closing of our Series E preferred stock financing on March 29, 2013, 387,241 shares of our Series E-1 convertible preferred stock were issued in exchange for all shares of our Series A, Series B-1 and Series B-2 preferred stock then outstanding on a 1 to 1 basis, 585,559 shares of our Series E-2 convertible preferred stock were issued in exchange for all shares of our Series C-1 and Series C-2 preferred stock then outstanding on a 1 to 1 basis, and 1,150,341 shares of our Series E-3 convertible preferred stock were issued in exchange for all shares of our Series D preferred stock then outstanding on a 2.119 to 1 basis.

(6) Between February 5, 2013 and May 28, 2013, we issued an aggregate of 1,818,390 shares of our Series E-5 convertible preferred stock to 38 accredited investors at a per share price of $22.425, for aggregate consideration of $40,777,782.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds

On February 5, 2014, our registration statement on Form S-1 (File No. 333-193154) was declared effective for our IPO, pursuant to which we sold 6,900,000 shares of common stock at a public offering price of $16.00 per share for an aggregate offering price of $110.4 million. Cowen and Company, LLC and Piper Jaffray & Co. acted as joint book-running manager and BMO Capital Markets Corp. acted as lead manager for the offering.

As a result of the IPO, we received net proceeds of $102.7 million, after deducting underwriting discounts and commissions and other offering expenses totaling $7.7 million. None of the expenses associated with the IPO were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 6, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below for the three years ended December 31, 2013 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue	$617	$717	$557
Gross profit	$617	$717	$552
Total operating expenses	$38,842	$43,903	$28,290
Loss from operations	$(38,225)	$(43,186)	$(27,738)
Interest expense	$(15,164)	$(28,959)	$(17,790)
Net loss	$(52,448)	$(58,259)	$(44,863)

Net income (loss) attributable to common stockholders:
Basic(1)	$258	$(58,259)	$(44,863)

Diluted(1)	$1,083	$(58,259)	$(44,863)

Net income (loss) per share attributable to common stockholders:
Basic(1)	$1.17	$(290.48)	$(226.06)

Diluted(1)	$1.05	$(290.48)	$(226.06)

Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic(1)	220,220	200,560	198,456

Diluted(1)	1,029,150	200,560	198,456

(1)	Net income per share for all periods presented reflects the one-for-fifteen reverse stock split effected on February 3, 2014.

	As of December 31,
	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,914	$4,083	$29,621
Working capital (deficit)	$(42,747)	$(112,530)	$21,264
Total assets	$22,645	$13,423	$39,928
Capital lease, net of current portion	$—	$5	$944
Convertible notes, net of current portion	$—	$—	$45,062
Note payable, net of current portion	$2,632	$10,995	$18,430
Deficit accumulated during the development stage	$(195,880)	$(218,326)	$(160,067)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements and other disclosures included in this Annual Report on this Form 10-K (including the disclosures under “Item 1A. Risk Factors”). Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Overview

We are a clinical stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic applications. Botulinum toxin is a well-characterized protein currently used in numerous aesthetic and therapeutic indications and represents a multi-billion dollar market in the United States and other countries. All currently approved and commercially available botulinum toxin products are administered by injection. Our lead product candidate, RT001, is a topical formulation of botulinum toxin type A, which we believe has significant advantages over existing injectable products and could significantly expand the botulinum toxin market beyond existing users. Our second product candidate, RT002, is a novel injectable formulation of botulinum toxin type A designed to be more targeted and longer lasting than currently available botulinum toxin injectable products. Both of our product candidates combine our purified botulinum toxin with our proprietary TransMTS® peptide delivery system.

We are evaluating RT001 in a broad clinical program that includes aesthetic indications such as lateral canthal lines, the wrinkles around the eyes which are commonly referred to as crow’s feet lines, and therapeutic indications such as hyperhidrosis, or excessive sweating, migraine headache and allergic rhinitis, or inflammation of the mucous membrane inside the nose.

We are in a Phase 3 clinical development program of RT001 in North America for the treatment of crow’s feet lines, and we plan to initiate an additional Phase 3 clinical trial in Europe in 2015. We plan to initiate a Phase 3 open label safety study for RT001 in the first half of 2014. We expect to receive primary efficacy data from a pivotal Phase 3 clinical trial of RT001 in the second half of 2014. To date, we have conducted thirteen clinical trials for RT001, with a total of over 1,400 subjects for the treatment of crow’s feet lines. In these Phase 2 clinical trials, RT001 has demonstrated a statistically significant and clinically meaningful reduction in crow’s feet lines. These and other studies have also indicated that RT001 is well tolerated with no serious adverse events related to study drug or study treatment procedures or other safety concerns. RT001 is our lead product candidate in clinical development and we are substantially dependent on its regulatory approval and successful commercialization.

Since commencing operations in 2002, we have devoted substantially all our efforts identifying and developing product candidates for the aesthetic and therapeutic markets, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of, and manufacturing capabilities for, RT001 and RT002. We have retained all rights to develop and commercialize RT001 and RT002 worldwide. We have not filed for approval with the U.S. Food and Drug Administration, or FDA, for the commercialization of RT001 and we have not generated any revenue from product sales for RT001. Through December 31, 2013, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt and convertible debt. In the year ended December 31, 2013, we raised proceeds in the aggregate amount of $40.8 million through the sale of shares of our Series E convertible preferred stock. We also raised $23.65 million through the issuance of convertible notes and common stock warrants in the fourth quarter of 2013 and in January 2014. On February 6, 2014, we sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $102.7 million in our IPO.

We have never been profitable and, as of December 31, 2013, had an accumulated deficit of $195.9 million. We incurred net losses of $52.4 million, $58.3 million and $44.9 million in the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had cash and cash equivalents of $3.9 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 and RT002 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have the ability to manufacture our own botulinum toxin type A product to support our clinical trials and eventually a substantial portion of our commercial production. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and other territories and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Medicis Settlement

In October 2012, we entered into a settlement and termination agreement with Medicis Pharmaceutical Corporation, or Medicis, through which we reacquired from Medicis rights in all territories for RT001 and RT002. The agreement terminated our license agreement with Medicis and requires that we make payments to them of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which we made in November 2012, (ii) payments of $14.0 million from a portion of specified types of cash proceeds received by us, an aggregate of $6.9 million of which we paid in April and May 2013 and $7.1 million in February 2014, and (iii) a payment of $4.0 million upon the achievement of specified regulatory milestones. The Medicis settlement also impacted our deferred revenue, research and development expenses, our stockholders’ deficit and liabilities due to derivatives derived from the settlement payments, which are discussed below and in Note 4 of our consolidated financial statements included elsewhere in this Form 10-K.

Results of Operations

Revenue

During the years ended December 31, 2013, 2012 and 2011, we recognized revenue primarily from license and royalty agreements and from the sale of products. We did not have any product revenue during the year ended December 31, 2013 and 2012 and we recognized only a limited amount of product revenue during the year ended December 31, 2011 of which all was derived from the promotion and sale of Relastin, an over-the-counter skincare product that does not incorporate any of our technology related to RT001 or RT002.

We recognized royalty revenue during the years ended December 31, 2013 and 2012 related to the Relastin asset purchase and royalty agreement and we did not recognize any royalty revenue during the year ended December 31, 2011. The Relastin royalty agreement provides for minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date. The royalty agreement also provided for one-time payments upon achievement of certain milestones. In the year ended December 31, 2013, we received a one-time milestone payment of $150,000. The acquirer may terminate the royalty agreement with 90 days’ notice as of December 31, 2013 with the rights to the Relastin product line reverting back to us. We do not currently have any plans for the future of Relastin as our focus has been primarily on the development of RT001 and RT002.

Our license revenue has historically been derived through nonrefundable technology license fees for our RT001 and RT002 product candidates. During the years ended December 31, 2012 and 2011, our license revenue was derived from an arrangement with Medicis whereby, prior to our settlement with them, we had granted them specified rights to RT002 in return for an upfront payment. The upfront payment was deferred and recognized over the estimated performance period; however, we did not recognize any license revenue from the agreement with Medicis during the year ended December 31, 2013 as the prior license agreement was discontinued as part of the Medicis legal settlement in October 2012. In the year ended December 31, 2013, we recognized license revenue of $0.2 million pursuant to an exclusive technology evaluation agreement in June 2013 whereby we received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and is being recognized over the estimated performance period.

Costs and Operating Expenses

Our cost and operating expenses consist of cost of revenue, research and development expenses and sales, general and administrative expenses. Our cost of revenue has not been significant to date. As for our operating expenses, the largest component is our personnel costs which consist primarily of wages, benefits and bonuses as well as the related stock-based compensation. We expect costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business and we expect clinical trial and other expenses paid to third parties to increase as we complete development of RT001, RT002 or any other product candidates.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Since our inception, we have focused on our clinical development programs and the related research and development. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions, including expenses related to stock-based compensation granted to such personnel;

•	expenses related to the completion of Phase 3 clinical trials for RT001 and Phase 1 and 2 trials for RT002, including expenses related to production of clinical supplies;

•	fees paid to clinical consultants, clinical trial sites and vendors, including CROs in conjunction with implementing and monitoring our preclinical and clinical trials and acquiring and evaluating preclinical and clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	the fair value of technology rights reacquired as part of our settlement with Medicis;

•	other consulting fees paid to third parties;

•	expenses related to production of clinical supplies, including fees paid to contract manufacturers;

•	expenses related to establishment of our own manufacturing facilities;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions; and

•	depreciation and other allocated expenses.

We expense both internal and external research and development expenses as they are incurred. We have been developing RT001 and RT002 since 2002 and we typically use our employees, consultants and infrastructure resources across both programs.

For the years ended December 31, 2013, 2012 and 2011, costs associated with our manufacturing, quality and regulatory efforts for both RT001 and RT002 development have been our largest research and development related expenses, totaling $20.3 million, or 73.0%, $30.3 million, or 92.6% and $21.9 million, or 96.33%, of research and development expenses in 2013, 2012 and 2011, respectively. These costs do not include clinical costs associated with the development of RT001 and RT002. We believe that the strict allocation of costs by product candidate would not be meaningful. As such, we generally do not track these costs by product candidate.

Clinical costs associated with the development of RT001 and RT002, including clinical trials of RT001 for the treatment of crow’s feet lines and clinical trials of RT002 for the improvement of glabellar lines, totaled $7.5 million, or 27.0%, $2.4 million, or 7.33% and $0.9 million, or 4.0% of research and development expenses in 2013, 2012 and 2011, respectively. Clinical costs associated with the development of RT002 have been insignificant to date.

Our research and development expenditures are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, the probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses to increase as we continue our Phase 3 clinical development of RT001 for the treatment of crow’s feet lines or if the FDA requires us to do additional clinical trials for its approval and as we enter into clinical trials for RT001 for hyperhidrosis and other indications and for RT002.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of personnel costs, including stock-based compensation, for employees in our commercial, administration, finance and business development functions. Other significant expenses include professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect that our sales, general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT001 and as we operate as a public company.

Other Income (Expense)

Other income (expense) is comprised of interest income, interest expense, changes in fair value of derivative liabilities associated with convertible notes, changes in fair value of derivative liabilities associated with the Medicis settlement, changes in fair value of convertible preferred stock warrant liability and other income (expense), net.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities balances. We expect interest income to vary each reporting period depending on our average cash and cash equivalents and marketable securities balances during the period and market interest rates. To date, our interest income has not been significant in any individual period.

Interest Expense

Interest expense primarily consists of the interest charges associated with our convertible notes, notes payable and capital lease obligations. Notes payable under our term loan agreement with Hercules bears interest at a rate which is the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25%. The interest charge on our convertible notes and capital lease obligations is fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Our interest expense also includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs which are generally derived from cash payments related to the issuance of our convertible notes and our notes payable and which are capitalized on our balance sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with our outstanding convertible notes which are also capitalized on our balance sheets and (iii) interest recognized on our convertible notes which was not paid and was instead converted into shares of our convertible preferred stock.

In March 2013, all of our then-outstanding convertible notes converted into shares of convertible preferred stock and, as a result, we expect our interest expense to substantially decrease. However, this decrease was partially offset by new interest expense resulting from the issuance of $23.65 million in convertible notes in the fourth quarter of 2013 and January 2014, or the “2013 Notes”, and the Essex Capital Facility. The then-outstanding principal amount balance and any accrued interest through October 7, 2014 on the 2013 Notes converted into 1,637,846 shares of common stock upon our IPO in February 2014. See Note 19 to our consolidated financial statements included elsewhere in this Form 10-K.

Change in Fair Value of Derivative Liabilities Associated with 2011 Notes

Our derivative liabilities associated with convertible notes are classified as liabilities on our consolidated balance sheets and are remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the consolidated statements of operations and comprehensive loss. In March 2013, all of our then-outstanding convertible notes, to which these derivative liabilities relate, converted into shares of convertible preferred stock and, as a result, these derivative liabilities were settled and will no longer require periodic fair value remeasurements. However, we recorded the changes in fair value of derivative liabilities associated with the 2013 Notes, which will require remeasurement at each balance sheet date until the notes mature or settle prior to maturity. We recorded the derivative liabilities as a debt discount that we will amortize using the effective interest method over the term of the notes. See Note 5 to our consolidated financial statements included elsewhere in this Form 10-K.

Change in Fair Value of Derivative Liabilities Associated with the Medicis Settlement

Our outstanding derivative liabilities associated with the Medicis settlement are classified as liabilities on our consolidated balance sheet. These liabilities will be reduced as the related payments are made under the settlement agreement and the remaining liabilities will be subsequently remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the consolidated statements of operations and comprehensive loss. Upon the completion of our IPO in February 2014, we paid Medicis $7.1 million in settlement of our remaining obligation under the Proceeds Sharing Arrangement of the October 2012 Medicis settlement. See “— Results of Operations for the Years Ended December 31, 2013, 2012 and 2011 — Other Income (Expense).” We will continue to record adjustments to the fair value of the Medicis settlement derivative liabilities until the Product Approval Payment has been paid.

Change in Fair Value of Common Stock Warrant Liability

Common stock warrants issued in connection with the 2013 Notes were classified as liabilities on our consolidated balance sheet and require remeasurement at each balance sheet date. We recorded these warrant liabilities as a debt discount that we will amortize using the effective interest method over the term of the 2013 Notes. Upon the completion of our IPO, these common stock warrants liabilities were remeasured to fair value and settled in conjunction with the cashless net exercise of these warrants. See Note 5 to our consolidated financial statements included elsewhere in this Form 10-K.

In February 2014, upon the completion of our IPO, the outstanding principal amount balance and any accrued interest on the 2013 Notes converted into common stock. Accordingly, the common stock warrants were net exercised. See Note 19 to our consolidated financial statements included elsewhere in this Form 10-K.

Change in Fair Value of Convertible Preferred Stock Warrant Liability

Our outstanding convertible preferred stock warrants are classified as liabilities on our consolidated balance sheets at fair value as they are contingently redeemable because they may obligate us to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The convertible preferred stock warrants are remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the consolidated statements of operations and comprehensive loss.

In February 2014, in connection with our IPO, warrants to purchase 22,856 shares of convertible preferred stocks were redeemed by us in cash upon the exercise of the warrants’ put option by the warrant holders, and the remaining warrants to purchase 161,630 shares of convertible preferred stocks were converted to warrants to purchase 161,630 shares of common stock, upon completion of our IPO in February 2014. See Note 19 to our consolidated financial statements included elsewhere in this Form 10-K.

Other Income (Expense), net

Other income (expense), net is comprised of miscellaneous tax and other expense items.

Income Taxes

Since inception, we have incurred net losses and have not recorded any U.S. federal or state income tax and the tax benefits of our operating losses have been fully offset by valuation allowances.

Results of Operations

The following tables provide our consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 which was derived from our audited consolidated financial statements as included elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Consolidated Statements of Operations Data:
Revenue	$617	$717	$557
Cost of revenue	—	—	5

Gross profit	617	717	552
Operating expenses:
Research and development(1)	27,831	32,708	22,735
Sales, general and administrative(1)	11,011	11,195	5,555

Total operating expenses	38,842	43,903	28,290
Loss from operations	(38,225)	(43,186)	(27,738)
Interest income	2	7	15
Interest expense	(15,164)	(28,959)	(17,790)
Change in fair value of derivative liabilities associated with convertible notes	2,660	13,860	(356)
Change in fair value of derivative liabilities associated with the Medicis settlement	47	—	—
Change in fair value of common stock warrant liability	(621)	—	—
Change in fair value of convertible preferred stock warrant liability	(743)	125	836
Other income (expense), net	(404)	(106)	170

Loss before income taxes	(52,448)	(58,259)	(44,863)
Benefit from income taxes	—	—	—

Net loss	$(52,448)	$(58,259)	$(44,863)

(1)	Results above include stock-based compensation as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock-Based Compensation:
Research and development	$194	$48	$150
Sales, general and administrative	354	31	123

Total stock-based compensation	$548	$79	$273

Results of Operations for the Years Ended December 31, 2013 and 2012

The following table presents our revenue for the periods indicated and related changes from the prior period:

Revenue

	Years Ended December 31,		2013 vs. 2012
	2013	2012	$	%
	(In thousands, except percentages)
Relastin Product	$—	$—	$—	—
Relastin Royalty	450	300	150	50%
License	167	417	(250)	(60)%

Total revenue	$617	$717	$(100)	(14)%

Our total revenue decreased by $0.1 million, or 14%, to $0.6 million during the year ended December 31, 2013 from $0.7 million during year ended December 31, 2012 primarily due to decrease in licensing revenue of $0.3 million, offset by an increase in royalty revenue of $0.2 million.

During the year ended December 31, 2011, we entered into the Relastin asset purchase agreement for the sale of the Relastin product line. The Relastin asset purchase and royalty agreement provides that we will receive royalties on future sales of Relastin with a minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date. However, the acquirer may terminate the royalty agreement with 90 days’ notice as of December 31, 2013 with the product rights to the Relastin product line reverting to us. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $0.3 million for the years ended December 31, 2013 and 2012 as set forth in the Relastin asset purchase agreement. Under the Relastin asset purchase agreement, we also recognized $150,000 in revenue in the year ended December 31, 2013 for achievement of a one-time milestone. With the divestment of Relastin, our primary focus has been on the development of RT001 and RT002.

Our license revenue decreased to $0.2 million for the year ended December 31, 2013 from $0.4 million for the year ended December 31, 2012. The decrease was due to the termination of a license agreement for RT002 as a result of the Medicis settlement in October 2012. This decrease was partially offset by $0.2 million of revenue recognized pursuant to an exclusive technology evaluation agreement whereby we received an upfront payment in the amount of $0.3 million which was initially recorded as deferred revenue and is being recognized over the estimated performance period. Prior to the termination of the Medicis license agreement, we were recognizing license revenue of $0.5 million per year through the amortization of an upfront payment made by Medicis during the year ended December 31, 2009, which was initially recorded as deferred revenue. As a result of the termination of the Medicis license agreement, we will no longer recognize any license revenue from the 2009 Medicis license agreement for RT002.

Operating Expenses

	Year Ended December 31,		2013 vs. 2012
	2013	2012	$	%
	(In thousands, except percentages)
Research and development	$27,831	$32,708	$(4,877)	(15)%
Sales, general and administrative	11,011	11,195	(184)	(2)%

Total operating expenses	$38,842	$43,903	$(5,061)	(12)%

Research and Development Expenses

Research and development expenses decreased by $4.9 million, or 15%, to $27.8 million during the year ended December 31, 2013 from $32.7 million during the year ended December 31, 2012. Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense. Our overall research and development expenses decreased by $4.9 million primarily due to one-time costs incurred in connection with the reacquisition of the RT001 and RT002 technology rights from Medicis in October 2012, offset by increased clinical research organization (CRO) costs.

Sales, General and Administrative Expenses

Sales, general and administrative expenses decreased by $0.2 million, or 2%, to $11.0 million during the year ended December 31, 2013 from $11.2 million during the year ended December 31, 2012. The change was primarily attributable to a decrease in professional fees relating to the Medicis litigation during the year ended December 31, 2012.

Other Income (Expense)

	Year Ended December 31,		2013 vs. 2012
	2013	2012	$	%
	(In thousands, except percentages)
Interest income	$2	$7	$(5)	(71)%
Interest expense	(15,164)	(28,959)	13,795	48%
Change in fair value of derivative liabilities associated with convertible notes	2,660	13,860	(11,200)	(81)%
Change in fair value of derivative liabilities associated with the Medicis settlement	47	—	47	*
Change in fair value of common stock warrant liability	(621)	—	(621)	*
Change in fair value of convertible preferred stock warrant liability	(743)	125	(868)	*
Other expense, net	(404)	(106)	(298)	*

Total other expense	$(14,223)	$(15,073)	$850	6%

*	Not meaningful

Our interest expense decreased by $13.8 million, or 48%, to $15.2 million during the year ended December 31, 2013 from $29.0 million during the year ended December 31, 2012 primarily due to the conversion of the then-outstanding convertible notes into Series E-4 convertible preferred stock in March 2013. We incurred interest charges, including amortization of the related debt discount, on our then-outstanding convertible notes and notes payable. In addition, we accrued and charged to interest expense an amount equal to 150% of the aggregate amount of the outstanding principal and accrued interest which the holders of these convertible notes were entitled to receive if the notes would have been paid upon maturity in May 2013. Upon the conversion of these convertible notes in March 2013, we ceased accruing interest related to the convertible notes. During the fourth quarter of the year ended December 31, 2013, we issued convertible promissory notes, or 2013 Notes, in the amount of $19.4 million in aggregate. The 2013 Notes had conversion and redemption features related to the conversion of the notes which were determined to be embedded derivatives requiring bifurcation and separate accounting. The derivative liability required periodic remeasurements to fair value while the derivative was still outstanding and accordingly, we recognized remeasurement gains for the 2013 Notes during the year ended December 31, 2013 of $0.9 million.

Our interest expense includes cash and non-cash components. These non-cash components of our interest expense consist of (i) interest recognized from the amortization of debt issuance costs which are generally derived from cash payments related to the issuance of our convertible notes and our notes payable and which are capitalized on our balance sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with our outstanding convertible notes which are also capitalized on our balance sheets, and (iii) interest recognized on our convertible notes which was not paid and was instead converted into shares of our convertible preferred stock. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments. The interest expense by cash and non-cash components is as follows:

	Years Ended December 31,		2013 vs. 2012
	2013	2012	$	%
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(1,590)	$(2,302)	$712	31%
Non-cash interest expense — debt issuance costs	(273)	(300)	27	9%
Non-cash interest expense — warrant and derivative related debt discounts	(1,364)	(7,427)	6,063	82%
Non-cash interest expense — convertible notes	(12,390)	(18,930)	6,540	35%
Capitalized interest expense(2)	453	—	453	*

Total interest expense	$(15,164)	$(28,959)	$13,795	48%

(1)	Cash related interest expense included interest payments to the Hercules Facility and Essex Capital Facility.
(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
*	Not meaningful

The change in the fair value of the derivative liabilities associated with the convertible notes changed by $11.2 million to a gain of $2.7 million during the year ended December 31, 2013 compared to a gain of $13.9 million during the year ended December 31, 2012. The gain from the remeasurement of the derivative liabilities associated with the 2011 convertible notes was due to the decrease in the fair value of these derivatives liabilities to approximately zero immediately prior to the conversion of the convertible notes in March 2013, as the execution of a qualified financing approached certainty. For the 2013 Notes and the Essex Capital notes, there was less than $0.4 million of interest expense recorded in the year ended December 31, 2013.

The change in the fair value of the derivative liabilities associated with the Medicis settlement was a gain in the amount of $47,000 and these derivatives were not outstanding during the year ended December 31, 2012. The gain from the remeasurement of the derivative liabilities associated with the Medicis settlement was due primarily to a decrease in the fair value of the Product Approval Payment (which is a payment due upon marketing approval of RT001 or RT002 in the United States or any major European market) derivative liability in the amount of $0.8 million due to our updated estimate of the probability of the related product approval during the year ended December 31, 2013. This gain was partially offset by an increase in the fair value of the Proceeds Sharing Arrangement Payment (which is a payment due to Medicis upon our achievement of specified capital raising achievements) derivative liability in the amount of $0.7 million as a result of our estimate of the timing of the related payments.

The change in the fair value of the common stock warrant liability increased by $0.6 million, reflecting a loss of $0.6 million during the year ended December 31, 2013. The loss from the re-measurement of the common stock warrant liability was due to an increase in the fair value of the common stock warrants issued in connection with the 2013 Notes. The Company accounted for the warrants to purchase shares of its common stock in connection with the 2013 Notes as liabilities at fair value because the number of common stock shares issuable under the common stock warrants is not fixed until exercise. During the year ended December 31, 2012, the Company did not issue warrants to purchase common stock that were accounted for as liabilities requiring remeasurement at each financial reporting period.

The change in the fair value of the convertible preferred stock warrant liability decreased by $0.9 million reflecting a loss of $0.7 million during the year ended December 31, 2013 as compared to a gain of $0.1 million during the year ended December 31, 2012. The loss from the remeasurement of the convertible preferred stock warrant liability was due to the increase in the fair value of our outstanding convertible preferred stock warrants primarily as a result of a reduction in the exercise price of the warrants due to the modification of the terms as a result of the Series E financing during the year ended December 31, 2013.

In February 2014, the outstanding principal amount balance and any accrued interest through October 7, 2014 on the 2013 Notes converted into 1,637,846 shares of common stock at the closing of our IPO at a conversion price equal to the IPO price of $16.00 per share. Additionally, the warrants associated with the 2013 Notes were net exercised into 405,594 shares of common stock effective immediately prior to the closing of our IPO in February 2014.

We capitalized interest costs in the amount of $453,000 within construction-in-progress during the year ended December 31, 2013.

Other income (expense), net is comprised of miscellaneous tax and other expense items.

Income Taxes

There was no provision or benefit from income taxes during the years ended December 31, 2013 and 2012.

Results of Operations for the Years Ended December 31, 2012 and 2011

The following table presents our revenue for the periods indicated and related changes from the prior period:

Revenue

	Years Ended December 31,		2012 vs. 2011
	2012	2011	$	%
	(In thousands, except percentages)
Relastin Product	$—	$57	$(57)	100%
Relastin Royalty	300	—	300	*
License	417	500	(83)	(17)%

Total revenue	$717	$557	$160	29%

*	Not meaningful

Our total revenue increased by $0.2 million, or 29%, to $0.7 million during the year ended December 31, 2012 from $0.6 million during the year ended December 31, 2011.

During the year ended December 31, 2011, we generated limited product revenue from the promotion and sale of Relastin, an over-the-counter skincare product. During the year ended December 31, 2011, we entered into an asset purchase agreement for the sale of the Relastin product line and royalties on future sales of Relastin. As a result, our only product revenue during the years presented consists of $57,000 in the year ended December 31, 2011 from sales of Relastin and we did not have any product revenue during the year ended December 31, 2012.

We recognized royalty revenue during the year ended December 31, 2012 in the amount of $0.3 million related to the Relastin asset purchase and royalty agreement and we did not recognize any royalty revenue during the year ended December 31, 2011. The Relastin royalty agreement provides for minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date; however, the acquirer may terminate the royalty agreement with 90 days’ notice as of December 31, 2013 with the rights to the Relastin product line reverting back to us. With the divestment of Relastin, our primary focus has been on the development of RT001 and RT002.

Our license revenue decreased by $0.1 million, or 17%, to $0.4 million during the year ended December 31, 2012 from $0.5 million during the year ended December 31, 2011. The decrease was due to the termination of a license agreement for RT002 as a result of the Medicis settlement in October 2012. Prior to the termination of the Medicis license agreement, we were recognizing license revenue of $0.5 million per year through the amortization of an upfront payment made by Medicis during the year ended December 31, 2009, which was initially recorded as deferred revenue. As a result of the termination of the Medicis license agreement, we will no longer recognize any license revenue from the 2009 Medicis license agreement for RT002.

Operating Expenses

	Year Ended December 31,		2012 vs. 2011
	2012	2011	$	%
	(In thousands, except percentages)
Research and development	$32,708	$22,735	$9,973	44%
Sales, general and administrative	11,195	5,555	5,640	102%

Total operating expenses	$43,903	$28,290	$15,613	55%

Research and Development Expenses

Research and development expenses increased by $10.0 million, or 44%, to $32.7 million during the year ended December 31, 2012 from $22.7 million during the year ended December 31, 2011. Of this increase, $9.0 million was due to the reacquisition of technology rights from Medicis as part of our Medicis settlement, which was immediately expensed. Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development spending. Our overall research and development spending increased as we experienced a $0.7 million increase in personnel costs due to increased head count related to our research efforts and an increase in outside services of $0.6 million due to increased clinical trials. These increases were partially offset by reductions in our material purchases of $0.4 million and a decrease in stock-based compensation costs of $0.1 million during the year ended December 31, 2012.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by $5.6 million, or 102%, to $11.2 million during the year ended December 31, 2012 from $5.6 million during the year ended December 31, 2011. The change was primarily attributable to a $5.4 million increase in legal expenses associated with the Medicis settlement and, to a lesser extent, legal expenses associated with our patents and patent protection. These increases were partially offset by a decrease in stock-based compensation costs of $0.1 million during the year ended December 31, 2012.

Other Income (Expense)

	Year Ended December 31,		2012 vs. 2011
	2012	2011	$	%
	(In thousands, except percentages)
Interest income	$7	$15	$(8)	(53)%
Interest expense	(28,959)	(17,790)	(11,169)	63%
Change in fair value of derivative liabilities associated with convertible notes	13,860	(356)	14,216	*
Change in fair value of convertible preferred stock warrant liability	125	836	(711)	(85)%
Other income (expense), net	(106)	170	(276)	*

Total other income (expense)	$(15,073)	$(17,125)	$2,052	(12)%

*	Not meaningful

Our interest expense increased by $11.2 million, or 63%, to $29.0 million during the year ended December 31, 2012 from $17.8 million during the year ended December 31, 2011 as we incurred a full year of interest charges, including amortization of the related debt discount, on our outstanding convertible notes and notes payable which were first issued during the year ended December 31, 2011 with additional borrowings of $18.2 million undertaken in connection with the convertible notes issued during the year ended December 31, 2012.

Our interest expense includes cash and non-cash components. These non-cash components of our interest expense consist of (i) interest recognized from the amortization of debt issuance costs which are generally derived from cash payments related to the issuance of our convertible notes and our notes payable and which are capitalized on our balance sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with our outstanding convertible notes which are also capitalized on our balance sheets, and (iii) interest recognized on our convertible notes which was not paid and was instead converted into shares of our convertible preferred stock. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments. The interest expense by cash and non-cash components is as follows:

	Year Ended December 31,		2012 vs. 2011
	2012	2011	$	%
	(In thousands, except percentages)
Interest expense
Cash related interest expense	$(2,302)	$(3,112)	$810	26%
Non-cash interest expense — debt issuance costs	(300)	(230)	(70)	(30)%
Non-cash interest expense — warrant and derivative related debt discounts	(7,427)	(4,904)	(2,523)	(51)%
Non-cash interest expense — convertible notes	(18,930)	(9,544)	(9,386)	(98)%

Total interest expense	$(28,959)	$(17,790)	$(11,169)	(63)%

The fair value of the derivative liabilities associated with the convertible notes changed by $14.2 million to a gain of $13.9 million during the year ended December 31, 2012 compared to a charge of $0.4 million during the year ended December 31, 2011. The gain from the remeasurement of the outstanding derivative liabilities was due to the reduction in the fair value of the related derivatives primarily as a result of the increased probability of the convertible notes being repaid at maturity as opposed to conversion upon a change of control or initial public offering.

The fair value of the convertible preferred stock warrant liability changed by $0.7 million, or 85%, to a gain of $0.1 million during the year ended December 31, 2012 as compared to a gain of $0.8 million during the year ended December 31, 2011. The gain from the remeasurement of the convertible preferred stock warrant liability was due to the reduction in the fair value of our outstanding convertible preferred stock warrant liability primarily as a result of a reduction in the contractual term of the warrants.

Other income (expense), net changed by $0.3 million to expense of $0.1 million during the year ended December 31, 2012 compared to income of $0.2 million during the year ended December 31, 2011. The $0.3 million change in other income (expense), net was primarily a result of payment to us in the amount of $0.3 million for a one-time option to license certain zinc-based topical skin care products which was recognized during the year ended December 31, 2011.

Income Taxes

There was no provision or benefit from income taxes during the years ended December 31, 2012 and 2011.

2014 Outlook

We anticipate that 2014 operating expenses excluding amortization, depreciation and stock-based compensation will be in the range of $55 to $60 million. We expect 2014 cash burn to be in the range of $75 million to $85 million. Cash burn in 2014 includes $7.1 million paid under the Company’s settlement agreement with Medicis and debt service of $10 to $11 million.

Liquidity and Capital Resources

Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the year ended December 31, 2013, we had a net loss of $52.4 million, which includes non-cash interest expenses in the aggregate amount of $14.0 million related to the amortization of debt issuance costs, warrants and derivatives issued in conjunction with our previously outstanding debt instruments, and we also used $45.7 million for our operating activities. As of December 31, 2013, we had a working capital deficit of $42.7 million and an accumulated deficit of $195.9 million. Our principal sources of liquidity as of December 31, 2013 consisted of cash and cash equivalents of $3.9 million.

Historically, we have financed our operations primarily through private placements of our convertible preferred stock and the proceeds received from our debt financings. From inception through December 31, 2013, we have received net cash proceeds of (i) $218.8 million from the sale of convertible preferred stock and convertible notes, (ii) $22.0 million from a term loan and (iii) $2.5 million from a capital lease loan.

In September 2011, we entered into a $22.0 million term loan agreement with Hercules. Notes payable under the Hercules term loan bear interest at the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25% per annum, annumand requires the principal balance to be repaid in thirty-three equal monthly installments of $764,000 beginning July 2012. The balance of this term loan was $11.0 million as of December 31, 2013. As of December 31, 2013 and 2012, the applicable interest rate under the term loan was 9.85%. We have the right to prepay amounts due under the Hercules term loan in whole, but not in part, subject to paying a prepayment premium equal to $300,000 if prepaid prior to September 20, 2014 and $150,000 if prepaid later. During the years ended December 31, 2013 and 2012, we made principal payments in the amount of $7.6 million and $3.4 million, respectively, on our outstanding notes payable and we will continue to make monthly payments in the amount of $0.8 million until March 2015. In addition, we are required to make an end of term payment of $400,000, subject to an increase to $500,000, if we elect to prepay amounts due under the term loan. Concurrently with the March 2013 closings of the Series E preferred stock financing, all of our outstanding convertible notes and related accrued interest in the amount of $71.0 million converted into 4,748,484 shares of Series E-4 convertible preferred stock.

In addition, we issued approximately $19.4 million and $4.25 million of convertible notes in the fourth quarter of 2013 and January 2014, respectively, which carry an annual interest rate of 12% and mature in October 2014. The principal and interest under these 2013 Notes are convertible into shares of convertible preferred stock in the next qualified financing at the per share price of the stock sold in the financing. All outstanding interest and unpaid accrued interest, including interest that would have accrued had the 2013 Notes remained outstanding through October 7, 2014, were automatically converted into 1,637,846 shares of common stock immediately prior to our IPO on February 6, 2014.

In connection with the 2013 Notes, we issued warrants to purchase common stock, or 2013 warrants, which were net-exercised into 405,594 shares of our common stock prior to the closing of our IPO in February 2014.

In December 2013, we entered into the Essex Capital Facility to finance the construction and installation of equipment for use in our manufacturing facility. Under this facility, Essex Capital will provide us a series of short-term notes aggregating to $10.8 million during the construction period which is expected to last through 2014. These short-term notes mature one year from the date of the Essex Capital Facility and bear interest at 11.5%. Upon completion of our initial public offering in February 2014, the interest rate decreased to 10.375.% Upon completion of the installation and acceptance of equipment, we will sell the equipment back to Essex Capital for a purchase price equal to the principal and any accrued interest then outstanding on the notes issued to finance such equipment. We will then lease back the equipment for a thirty-six month lease term. At the end of the lease term, we will have the option to purchase the equipment at 10% of the original equipment cost. The short-term notes to be issued under the Essex Capital Facility are secured by all of our tangible assets, excluding intellectual property.

In connection with the Essex Capital Facility, we agreed to issue warrants to purchase our capital stock. We are required to issue these warrants regardless of whether we draw down the full $10.8 million under the agreement, unless the Company chooses to discontinue construction of the equipment. In December 2013, we drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility and issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock, and drew down an additional $2.5 million in January 2014 under short-term notes and issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock. Subsequent to the February 2014 IPO, the previously issued warrants to purchase shares of Series E-5 convertible preferred stock converted into warrants to purchase shares of common stock. We will issue warrants to purchase shares of common stock with each future draw down under the Essex Capital Facility. Under the terms of the Essex Capital Facility, the number of shares of common stock to be issued pursuant to these warrants will be determined by dividing 10% of the principal amount of the notes divided by $12.96.

On February 6, 2014, we sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $102.7 million in our IPO.

We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve RT001 or RT002 and we begin commercializing them. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The sale of additional equity securities could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all.

Cash Flows

We derived the following summary of our consolidated cash flows for the periods indicated from our audited consolidated financial statements included elsewhere in this Form 10-K:

	Year Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(47,758)	$(38,914)	$(28,413)
Net cash used in investing activities	(6,402)	(244)	(75)
Net cash provided by financing activities	53,992	13,620	54,067

Cash Flows from Operating Activities

Our cash used in operating activities is primarily driven by personnel-related expenditures, manufacturing costs and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and research and development activities as our business grows.

Cash used in operating activities of $47.8 million during the year ended December 31, 2013 resulted in part from our net loss of $52.4 million and derivative liabilities recognized as a result of non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $2.7 million offset by the accrual of interest on our convertible notes of $9.2 million, convertible preferred stock warrant modification remeasurement adjustment of $1.2 million, amortization of discount on debt and capital leases of $4.1 million, and depreciation and amortization of our property and equipment of $1.9 million. The $9.8 million increase in our net operating assets and liabilities was primarily a result of the reduction in the derivative liabilities associated with the Medicis settlement due to the payment of $6.9 million during the period, the decrease of other non-current assets of $2.6 million and the decrease of accruals and other current liabilities of $3.9 million, however, these increases were partially offset by increases in accounts payable of $3.2 million related to the growth in our operations during the year. Property and equipment purchases included in accounts payable and accruals and other current liabilities was $2.3 million and deferred IPO costs included in accounts payable and accruals and other current liabilities were $2.5 million as of December 31, 2013.

Cash used in operating activities of $38.9 million during the year ended December 31, 2012 resulted in part from our net loss of $58.3 million and non-cash adjustments for the modification of the Series C-3 convertible preferred stock of $3.2 million associated with the Medicis settlement and the revaluation of derivative liabilities associated with convertible notes of $13.9 million that were partially offset by non-cash adjustments for depreciation and amortization of our property and equipment of $1.8 million, the recognition of derivative liabilities associated with the Medicis settlement of $15.3 million, the amortization of the discount and issuance costs on our outstanding debt and capital leases of $7.7 million and interest accrued on our convertible notes of $18.8 million. The $7.1 million decrease in our net operating assets and liabilities was primarily a result of the decrease in deferred revenue of $10.5 million as a result of this revenue stream being eliminated as a result of the Medicis settlement and a $1.1 million decrease in prepaid expenses and other current assets due primarily to the timing of the related payments. These decreases were partially offset by increases in accruals and other current liabilities of $3.0 million and accounts payable of $1.0 million related to the growth in our operations during the year.

Cash used in operating activities of $28.4 million during the year ended December 31, 2011 was primarily attributable to a net loss of $44.9 million and non-cash adjustments for the revaluation of our convertible preferred stock warrant liability of $0.8 million that was partially offset by non-cash adjustments for the revaluation of derivative liabilities associated with the convertible notes of $0.4 million, the amortization of the discount and issuance costs on our outstanding debt and capital leases of $5.1 million, depreciation and amortization of our property and equipment of $2.0 million, stock-based compensation in the amount of $0.3 million and interest accrued on our convertible notes of $9.6 million. The $0.1 million decrease in our net operating assets and liabilities was primarily a result of the decrease in deferred revenue of $0.8 million and accounts payable of $0.6 million along with increases in prepaid expenses and other current assets of $0.4 million and other noncurrent assets of $0.6 million. These decreases were partially offset by an increase in accruals and other current liabilities of $1.5 million related to the growth in our operations during the year.

Cash Flows from Investing Activities

During the year ended December 31, 2013, cash used in investing activities was $6.4 million due to purchases of property and equipment.

During the year ended December 31, 2012, cash used in investing activities was $0.2 million consisting of $0.3 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

During the year ended December 31, 2011, cash used in investing activities was $0.1 million resulting from purchases of property and equipment of $0.2 million which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash Flows from Financing Activities

During the year ended December 31, 2013, cash provided by financing activities was $54.0 million primarily comprised of net proceeds received from the issuance of our Series E-5 convertible preferred stock in the amount of $40.6 million and proceeds from issuance of convertible notes and notes payable of $21.9 million which were partially offset by repayments of $7.6 million on our outstanding debt and capital lease obligations.

During the years ended December 31, 2012 and 2011, cash provided by financing activities was $13.6 million and $54.0 million, respectively. During the year ended December 31, 2012, these amounts were primarily comprised of proceeds received from the issuance of convertible notes in the amount of $18.2 million which were partially offset by repayments of $4.6 million on our outstanding debt and capital lease obligations. During the year ended December 31, 2011, these amounts were primarily comprised of proceeds received from the issuance of convertible notes of $45.0 million and notes payable of $22.0 million which were partially offset by repayments of $13.1 million on our outstanding debt and capital lease obligations.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our Phase 3 clinical trials of RT001 for the treatment of crow’s feet lines and trials for other indications, our manufacturing, quality and regulatory efforts related to RT001, and our development of RT002. Additionally, as a public company, we will incur significant professional fees and incur other expenses that we did not incur as a private company. We believe that our existing capital resources, together with the proceeds from our convertible note financing and the net proceeds from our IPO, will be sufficient to fund our operations for at least the next 15 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RT001, RT002 and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

•	the results of our Phase 3 clinical trials for RT001 in the United States and Europe;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT001, RT002 or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT001, RT002 or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT001, RT002 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT001, RT002 or any future product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

Please see “Item 1A. Risk Factors” for additional risks associated with our substantial capital requirements.

We have not generated revenue from RT001 or RT002 and we do not know when, or if, we will generate such revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize RT001 or RT002. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.

We have based our estimates of future capital requirements on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trials of RT001 and RT002 may encounter technical or other difficulties that could increase our development costs more than we currently expect or the FDA may require us to conduct additional clinical trials prior to approving RT001 or RT002. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. We recognized revenue from the sale of products and from license and royalty agreements as follows.

We recognized only a limited amount of product revenue during the year ended December 31, 2011 of which all was derived from the promotion and sale of Relastin, an over-the-counter skincare product. During the year ended December 31, 2011, we entered into an asset purchase agreement for the sale of the Relastin product line and royalties on future sales of Relastin. We recognized the related product revenue during the year ended December 31, 2011 upon the sale of the products. We did not recognize any revenue from sales of our products during the years ended December 31, 2013 and 2012.

We recognized royalty revenue related to the Relastin asset purchase and royalty agreement discussed in the paragraph above. The Relastin royalty agreement provides for minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date; however, the royalty agreement may be terminated with 90 days’ notice as of December 31, 2013 with the rights to the Relastin product line reverting to us. We recognize Relastin royalty revenue based upon minimum royalty requirements per the asset purchase and royalty agreement or when we receive the related royalty statement because we do not have sufficient ability to reasonably estimate the underlying sales prior to that time. Accordingly under the Relastin asset purchase agreement, we also recognized $150,000 in revenue in the year ended December 31, 2013 for achievement of a one-time milestone.

During the years ended December 31, 2012 and 2011, we recognized license revenue from a license agreement with Medicis whereby they were granted exclusive rights to RT002. As part of this license agreement, we received an upfront payment which was deferred and recognized over the estimated performance period which was estimated as the remaining life of the underlying patent at the inception of the license agreement. We did not recognize any license revenues from the agreement with Medicis during the year ended December 31, 2013 as the prior license agreement was discontinued as part of the Medicis settlement in October 2012. In the year ended December 31, 2013, we recognized license revenue of $0.2 million pursuant to an exclusive technology evaluation agreement executed in June 2013 whereby we received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and is being recognized over the estimated performance period.

Multiple Element Arrangements

We record arrangements with multiple deliverables based on the individual units of accounting determined to exist in the arrangement. A deliverable item is considered a separate unit of accounting when the item has value to the parties entering into the arrangement on a stand-alone basis, the delivery or performance of an undelivered item is considered probable and under our control, or represents a legal obligation for us. Items are considered to have stand-alone value when we could negotiate similar items on a stand-alone basis. When a deliverable does not meet the criteria to be considered a separate unit of accounting, we group it with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration is determined. Consideration is allocated at the inception of the contract to all deliverables based on their relative fair values.

Clinical Trial Accruals

Our clinical trial accrual process seeks to account for expenses resulting from obligations under contracts with CROs and consultants, and under clinical site agreements in connection with conducting clinical trials. Clinical trial costs are charged to research and development expense as incurred. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid asset which will be amortized over the period of time the contracted services are performed. In addition to pass-through costs, we incur costs in clinical trials in three distinct phases as follows:

(i)	Start-up Phase — This phase includes the initial set-up of the clinical trial and usually occurs within a few months after the contract has been executed and includes costs which are expensed ratably over the start-up phase. Start-up phase activities include study initiation, site recruitment, regulatory applications, investigator meetings, screening, preparation, pre-study visits and training.

(ii)	Site and Study Management Phase — This phase includes medical and safety monitoring, and patient administration and data management. These costs are usually calculated on a per patient basis and expensed ratably over the treatment period beginning on the date that the patient enrolls.

(iii)	Close Down and Reporting Phase — This phase includes analyzing the data obtained and reporting results, which occurs after patients have ceased treatment and the database of information collected is locked. These costs are expensed ratably over the close down and reporting phase.

The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. We determine accrual estimates through reports from and discussion with applicable personnel and outside services providers as to the progress or state of completion of trials, or the services completed. We make estimates of accrued expenses as of each balance sheet date in the consolidated financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs and other third-party vendors.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expenses are classified in the consolidated statements of operations and comprehensive loss based on the functional area to which the related recipients belong.

The estimated grant date fair values of the option awards granted to employees during the years ended December 31, 2013, 2012 and 2011 were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	6.0	5.9	5.6
Expected volatility	59.1%	56.9%	58.0%
Risk-free interest rate	1.3%	0.8%	1.7%
Dividend rate	0.0%	0.0%	0.0%

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions that determine the fair value of options. These assumptions are as follows:

•	Expected term — The expected term represents the period that our options are expected to be outstanding.

•	Expected volatility — Because our common stock has never been publicly traded, the expected volatility was derived from the average historic volatilities of several unrelated public companies within our industry that we considered to be comparable to our business over a period equivalent to the expected term of the option.

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

•	Dividend rate — The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our options. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation as the cumulative effect of adjusting the rate is recognized in the period in which we change the forfeiture estimate. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the stock-based compensation recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the stock-based compensation recognized in our consolidated financial statements.

We will continue to use judgment in evaluating the expected term, expected volatility and forfeiture rate related to our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may make refinements to the estimates of our expected terms, expected volatility and forfeiture rates that could materially impact our future stock-based compensation.

Warrant Liabilities

We issued freestanding warrants to purchase shares of common stock and convertible preferred stock in connection with certain debt and lease transactions. We account for these warrants as a liability in the financial statements because either the number of common stock shares issuable under the common stock warrants is not fixed until exercise or because the underlying instrument into which the warrants were exercisable, Series E-3, Series E-4 or Series E-5 convertible preferred stock, contain deemed liquidation provisions that are outside of our control.

The warrants are recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive loss. We will continue to re-measure the fair value of the warrant liabilities until: (i) exercise, (ii) expiration of the related warrant, or (iii) conversion of the convertible preferred stock underlying the security into common stock.

Common Stock Warrants

We account for warrants to purchase shares of our common stock as liabilities at fair value because these warrants may obligate us to transfer assets to the holders at a future date under certain circumstances, such as change of control. The fair value of the common stock warrants was recorded to additional paid-in capital upon issuance. We remeasure these warrants to current fair value at each balance sheet date, and any change of fair value is recognized as a change in fair value of the warrant liability in our consolidated statements of operations and comprehensive loss.

The fair value of the outstanding common stock warrants was remeasured as of each period end using a Black-Scholes option-pricing model with the following assumptions:

	As of December 31,
	2013	2012
Remaining contractual term (in years)	7	7
Expected volatility	57%	57%
Risk-free interest rate	1.3%	2.1%
Expected dividend rate	0%	0%

These assumptions are subjective and the fair value of these warrants may have differed significantly had we used different assumptions. In February 2014, these warrants were net exercised effective immediately prior to the closing of our IPO.

Convertible Preferred Stock Warrants

We account for warrants to purchase shares of our convertible preferred stock as liabilities at fair value because these warrants may obligate us to transfer assets to the holders at a future date under certain circumstances, such as a change of control. We remeasure these warrants to current fair value at each balance sheet date, and any change in fair value is recognized as a change in fair value of warrant liability in our consolidated statements of operations and comprehensive loss. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model. We use a number of assumptions to estimate the fair value including the remaining contractual terms of the warrant, risk-free interest rates, expected dividend yield and expected volatility of the price of the underlying stock.

The fair value of the outstanding convertible preferred stock warrants was remeasured as of each period end using a Black-Scholes option-pricing model with the following assumptions:

	As of December 31,
	2013	2012
Remaining contractual term (in years)	6.5	6.5
Expected volatility	59%	57%
Risk-free interest rate	2.1%	1.0%
Expected dividend rate	0%	0%

These assumptions are subjective and the fair value of these warrants may have differed significantly had we used different assumptions. In February 2014, these warrants to purchase preferred stock converted to warrants to purchase the Company’s common stock.

Derivative Liabilities

As of December 31, 2013 and 2012, the following derivative liabilities were outstanding (in thousands):

	As of December 31,
	2013	2012
	(In thousands)
Derivative liabilities associated with the convertible notes	$4,890	$1,800
Derivative liabilities associated with Medicis settlement — Proceed sharing payment	6,684	12,880
Derivative liabilities associated with Medicis settlement — Product approval payment	1,610	2,388

Total fair value of outstanding derivatives	$13,184	$17,068

Derivatives Liabilities Associated with the 2011 Convertible Notes

During the years ended December 31, 2012 and 2011, we issued convertible notes in the aggregate amount of $63.3 million. The convertible notes have conversion and redemption features related to the conversion of the notes. These conversion and redemption features were determined to be embedded derivatives requiring bifurcation and separate accounting. Accordingly, we recorded a derivative liability which will be remeasured to fair value as of each balance sheet date and the related remeasurement adjustments will be recognized as a change in fair value of derivative liabilities associated with the convertible notes in the consolidated statements of operations and comprehensive loss.

As a result of the convertible note issuances, we recorded a derivative liability of $13.0 million associated with the convertible notes issued during the year ended December 31, 2011 and an additional derivative liability of $2.3 million associated with the convertible notes issued during the year ended December 31, 2012. The fair value of these derivative instruments was recognized as an additional debt discount and as a derivative liability on the consolidated balance sheets upon issuance of the respective convertible notes. The derivative liability required periodic remeasurements to fair value while the derivative was still outstanding and, accordingly, we recognized remeasurement gains for this instrument during the year ended December 31, 2012 of $13.9 million and recognized the remaining liability of $1.8 million at the time of conversion of the notes into preferred stock in March 2013. The fair value of the derivative liabilities associated with convertible notes was determined upon issuance in 2012 using “with and without” valuation methodology with the following weighted-average assumptions:

As of December 31, 2012
Expected term (in years)	0.6
Discount rate	55%
Weighted-average scenario probabilities:
Maturity	5%
Qualified financing	70%
Initial public offering	14%
Private Investment in Public Equity, or PIPE	0%
Change in control	11%

The fair value of the derivative liabilities associated with convertible notes was determined as of December 31, 2012 using the “with-and-without” valuation methodology with the following weighted-average assumptions:

As of December 31, 2012
Expected term (in years)	0.4
Discount rate	55%
Weighted-average scenario probabilities:
Maturity	5%
Qualified financing	93%
Initial public offering	0%
PIPE	0%
Change in control	2%

The remeasurement adjustments were reflected in the consolidated statements of operations and comprehensive loss as change in fair value of derivative liabilities associated with the convertible notes and the fair value of the derivatives was recorded as a non-current obligation on the consolidated balance sheets as of December 31, 2011 and as a current obligation as of December 31, 2012. The related convertible notes converted into shares of Series E convertible preferred stock during the year ended December 31, 2013. Immediately prior to the conversion in March 2013, we determined the fair value of the embedded derivatives to be approximately zero as the execution of a qualified financing approached certainty. Accordingly, the derivative liabilities associated with these convertible notes were no longer outstanding as of December 31, 2013 and will therefore no longer require periodic fair value remeasurements.

As noted earlier in this section, the fair values of the derivative liabilities associated with the convertible notes were measured using a “with-and-without” valuation methodology. Inputs used to determine the estimated fair value of these derivative instruments include the probability estimates of potential settlement scenarios for the convertible notes, a present value discount rate and an estimate of the expected timing of settlement, all of which are highly subjective and open to change. Generally, increases (decreases) in the discount rate would result in a directionally opposite impact to the fair value measurement of this derivative instrument. Also, changes in the probability scenarios would have had varying impacts depending on the weighting of each specific scenario. More specifically, heavier weighting towards a change in control, a PIPE transaction or an initial public offering would result in an increase in fair value of this derivative instrument. The decrease in the fair value of the derivative liabilities associated with the convertible notes during the year ended December 31, 2013 and 2012 was due primarily to (i) the decrease in the expected term for a liquidity event due to the passage of time and (ii) the weightings of the various scenario probabilities. The reduction in the expected term reduces the fair value of the derivatives primarily because awards are generally less valuable if there is less time allowed for exercising and recognizing the related expected benefit underlying the derivative instruments. In addition, the fair value of the award was reduced as we moved our estimated probabilities away from the initial public offering, PIPE and change in control scenarios and estimated a significantly higher weighting towards a qualified financing. Our board of directors’ estimates for these probabilities became much clearer towards the end of 2012 and into 2013 when we had already started discussions for a qualified financing in the form of the Series E preferred stock financing which ultimately occurred in the first quarter of 2013.

Derivative Liabilities Associated with 2013 Convertible Notes

During the fourth quarter of the year ended December 31, 2013, we issued 2013 notes in the amount of $19.4 million in aggregate (Note 7). The 2013 notes had conversion and redemption features related to the conversion of the notes which were determined to be embedded derivatives requiring bifurcation and separate accounting. Accordingly, we recorded a derivative liability of $5.8 million associated with the 2013 notes during the year ended December 31, 2013. The fair value of these derivative instruments was recognized as an additional discount and as a derivative liability on the consolidated balance sheets upon issuance of the respective convertible notes. The derivative liability required periodic remeasurements to fair value while the derivative was still outstanding and accordingly, we recognized remeasurement gains for the 2013 notes during the year ended December 31, 2013 of $0.9 million.

The fair value of the derivative liabilities associated with convertible notes was determined upon issuance in 2013 using “Monte Carlo” valuation methodology with the following weighted-average assumptions:

At Issuance
Expected term (in years)	0.9
Discount rate	15.0%
Weighted-average scenario probabilities:
Maturity	5.0%
Qualified financing	20.0%
Initial public offering	60.0%
Change in control	15.0%

The fair value of the derivative liabilities associated with convertible notes was determined as of December 31, 2013 using the “Monte Carlo” valuation methodology with the following weighted-average assumptions:

As of December 31, 2013
Expected term (in years)	0.8
Discount rate	16.5%
Weighted-average scenario probabilities
Maturity	5.0%
Qualified financing	5.0%
Initial public offering	80.0%
Change in control	10.0%

Derivatives Associated with the Medicis Settlement

In October 2012, we entered into a settlement with Medicis that resulted in the termination of their contractual relationship with us. In the settlement, we agreed to pay Medicis an aggregate of up to $25.0 million consisting of (i) $7.0 million payable at the execution of the settlement agreement; (ii) $14.0 million payable based on a proceed sharing arrangement (the Proceeds Sharing Arrangement Payment) whereby 15% of specified types of cash proceeds received by us are to be remitted to Medicis until the full $14.0 million is paid (an aggregate of $6.9 million of which was paid to Medicis in April and May 2013 and $7.1 million in February 2014); and (iii) $4.0 million payable due upon marketing approval of RT001 or RT002 in the United States or any major European market (the Product Approval Payment). We determined that the settlement provisions related to (ii) and (iii) above were derivative instruments that require fair value accounting at the time of settlement and fair value remeasurements on a periodic basis going forward. Accordingly, we recorded derivative liabilities on the balance sheet based on the derivative liabilities respective fair values on the settlement date. These derivative liabilities will be reduced as the related payments are made under the settlement agreement and the remaining liabilities will be subsequently remeasured to fair value as of each balance sheet date with the related remeasurement adjustments recognized in the consolidated statements of operations and comprehensive loss.

The fair value of the Proceeds Sharing Arrangement Payment was estimated to be $12.9 million and fair value of the Product Approval Payment was estimated to be $2.4 million upon issuance in October 2012 and as of December 31, 2012. The fair value of the Proceeds Sharing Arrangement Payment derivative was initially determined using an option pricing model with the following assumptions: expected term of 0.75 years, risk-free rate of 0.2% and volatility of 46%. During the year ended December 31, 2013, we made payments in the amount of $6.9 million against the Proceeds Sharing Arrangement Payment. As of December 31, 2013, the fair value of the Proceeds Sharing Arrangement Payment derivative was $6.7 million which was determined using an option pricing model with the following assumptions: 0.1-0.5 years, risk-free rate of 0.01% — 0.10% and volatility of 37.0%-47.5%. These valuations were also heavily weighted toward an initial public offering being the most likely outcome for our business at the time of issuance. Upon the completion of our IPO, we paid Medicis $7.1 million in settlement of our remaining obligation under the Proceeds Sharing Arrangement of the October 2012.

The fair value of the Product Approval Payment derivative was initially determined by estimating the timing and probability of the related approval and multiplying the payment amount by this probability percentage and a discount factor assuming a term of two years and a risk free rate of 0.25%. As of December 31, 2013, the fair value of the Product Approval Payment derivative as of December 31, 2013 in the amount of $1.6 million was determined by updating the estimate of the timing and probability of the related approval and a discount factor assuming a term of 3.25 years, a risk-free rate of 0.9% and a credit risk adjustment of 6%. The primary drivers of any fair value movements for the Product Approval Payment derivative are the estimated probability of the related approval and the credit risk adjustment. If the probability estimate increases (decreases) and the credit risk adjustment decreases (increases), the fair value of the derivative will increase (decrease).

We will record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the Product Approval Payment has been paid. At that time, these derivative liabilities associated with the Medicis settlement will be adjusted to fair value one last time with the final fair value being be reclassified to additional paid-in capital.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, such as property and equipment subject to depreciation and amortization, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant adverse change in the extent to which, or manner in which, a long-lived asset is being used or in its physical condition; (ii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition; and (iv) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no indicators of impairment, and we did not record any impairment losses during the years ended December 31, 2013, 2012 and 2011.

Income Taxes

We are subject to income taxes in the United States, and we use estimates in determining our provision for income taxes. We use the asset and liability method of accounting for income taxes. Under this method, we calculate deferred tax asset or liability account balances at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect our taxable income.

We estimate actual current tax exposure together with assessing temporary differences resulting from differences in accounting for reporting purposes and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations and comprehensive loss become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credit carryforwards can be utilized.

We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, establish a valuation allowance.

As of December 31, 2013, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for Federal, California, and New Jersey income tax purposes of $202.5 million, $159.8 million, and $0.01 million, respectively. If not utilized, the Federal net operating loss carryforward begin expiring in 2020, the California net operating loss carryforwards began expiring in 2010, and the New Jersey state net operating loss carryforwards begin expiring in 2030. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises.

Due to United States federal legislation on January 2, 2013 extending federal research and development tax credits from January 1, 2012 to December 31, 2013, the Company recorded an additional $0.4 million of credits in the tax year 2013 related to the tax year 2012. As of December 31, 2013, the Company also had research and development credit carryforwards of $4.82 million and $4.3 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. If not utilized, the Federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. Prior to the IPO, the Company determined that an ownership change occurred on April 7, 2004, but that all carryforwards can be utilized prior to the expiration. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with the IPO or as a result of future changes in its stock ownership.

There was no impact on the provision (benefit) for income taxes or the deferred tax assets as a result of the extinguishment of debt and extinguishment of preferred stock and related conversion, which occurred in March 2013.

JOBS Act

We are an “emerging growth company” within the meaning of the JOBS Act, which was enacted in April 2012. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations as of December 31, 2013 which represent material expected or contractually committed future obligations, with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated funding activities and from our existing cash balances.

	Payments Due by Period
Contractual Obligations:	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 Years
	(In thousands)
Operating lease obligations(1)	$38,600	$4,376	$9,092	$9,570	$15,562
Long-term debt obligations — notes payable(2)	11,038	8,397	2,641	—	—

Total	$49,638	$12,773	$11,733	$9,570	$15,662

(1)	Operating lease agreements represent our obligations to make payments under non-cancelable lease agreements for our facilities.
(2)	Long-term Debt Obligations — Notes payable represent our obligations to make payments under a term loan agreement with Hercules.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for us on January 1, 2014. We have determined that the adoption of these changes will not have an impact on our consolidated financial statements.

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. These changes become effective for us on January 1, 2014. We have determined that the adoption of these changes will not have a significant impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. Our cash and cash equivalents are held in deposit and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.

We also have fixed interest rate notes payable which are collateralized by substantially all of our assets, excluding our intellectual property. Because of the fixed interest rate, a hypothetical 100 basis points change in interest rates would have no impact on our borrowing or results of operations.

Foreign Exchange

Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises where transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2013, 2012 and 2011, are included in other income (expense) in the consolidated statements of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-3 of this Annual Report on this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2013, the end of the period covered by this report.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors currently consists of eight members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The term of Class I directors will expire at the annual meeting of stockholders to be held in 2015; the term of Class II directors will expire at the annual meeting of stockholders to be held in 2016; and the term of Class III directors will expire at the annual meeting of stockholders to be held in 2017.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the authorized number of directors may be changed only by resolution approved by a majority of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

The following is a brief biography of each member of our board of directors, as of March 15, 2014, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Form 10-K.

Class I Directors

Angus C. Russell, age 58, has served as a director and Chairman of the Board of our company since March 2014. Mr. Russell was Chief Executive Officer of Shire plc, or Shire, a biopharmaceutical company, from June 2008 until April 2013, and as a member of its board of directors from 1999 until 2013. From December

1999 to June 2008, Mr. Russell served as Chief Financial Officer of Shire. Prior to joining Shire, Mr. Russell served at AstraZeneca plc, a pharmaceutical and biologics company, most recently as VP of Corporate Finance. Mr. Russell is a former Non-Executive Director of the City of London Investment Trust plc. Mr. Russell is a Chartered Accountant and is a Fellow of the Association of Corporate Treasurers. Mr. Russell currently serves on the Board of Directors at InterMune, Inc. and Questcor Pharmaceuticals, Inc. Our board of directors believes that Mr. Russell’s financial expertise, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products make him qualified to serve on our board of directors.

Phyllis Gardner, M.D., age 63, has served as a director of our company since December 2006. Dr. Gardner has spent over 35 years in academia, medicine and industry. She currently serves as an adjunct Partner at Essex Woodlands Health Ventures, a venture capital firm that focuses on the healthcare industry, where she has worked since June 1999. Dr. Gardner has served on the board of directors of several public and private companies. She began her academic medical career at Stanford University, where she has held several positions including Senior Associate Dean for Education and Student Affairs and remains today as Professor of Medicine. From 1994 to 1996, she took a leave of absence from Stanford University to serve as Principal Scientist, Vice President of Research and Head of ALZA Technology Institute, a major drug delivery company. Dr. Gardner holds a B.S. from the University of Illinois and an M.D. from Harvard University. Our board of directors believes that Dr. Gardner’s private equity experience, operating experience and significant experience serving as a director of our company and other healthcare companies make her qualified to serve on our board of directors.

James Glasheen, Ph.D., age 46, has served as a director of our company since April 2004. Since 2002, Dr. Glasheen has served as a general partner with Technology Partners, a venture capital firm that focuses on clean tech and life science companies. Prior to his work at Technology Partners, he served as Managing Director of CIT Venture Capital. From 1996 to 2000, he was a leader within McKinsey & Company’s Pharmaceutical and Medical Products Practice. Dr. Glasheen also serves as an advisor to the National Science Foundation’s (NSF) SBIR program in Washington D.C. Dr. Glasheen currently serves as a member of the board of directors of several privately-held biotechnology, consumer medical and medical device companies. Dr. Glasheen holds a B.S. from Duke University and an M.A. and Ph.D. from Harvard University. Our board of directors believes that Dr. Glasheen’s experiences with facilitating the growth of venture-backed companies, his experiences with McKinsey & Company and his consumer medical company expertise, together with his historical perspective on our company, make him qualified to serve on our board of directors.

Class II Directors

Ronald W. Eastman, age 61, has served as a director of our company since December 2009. He has been a managing director at Essex Woodlands Health Ventures, a venture capital firm that focuses on the healthcare industry since October 2006. From 2002 to 2006, Mr. Eastman was the Chief Executive Officer of Rinat Neuroscience Corporation, a biotech company spun out of Genentech, Inc. Mr. Eastman currently serves on the boards of directors of several privately held life sciences companies. Mr. Eastman holds a B.A. from Williams College and an M.B.A. from Columbia University. In addition, through his service as a director on numerous corporate boards, Mr. Eastman has extensive and valuable corporate governance, board oversight and transactional experience. Our board of directors believes that such experience allows Mr. Eastman to make valuable contributions to our board of directors.

Jonathan Tunnicliffe, age 48, has served as a director of our company since May 2011. He is currently a Partner of NovaQuest Capital Management, L.L.C., an investment firm that focuses on the biopharmaceutical sector, a position he has held since November 2010. From 2000 until 2010, he was global head of due diligence for the NQ business unit of Quintiles Transnational, a contract research company. Mr. Tunnicliffe was previously a founding member and Director of Operations of a specialized clinical research organization, S-Cubed Inc. In Mr. Tunnicliffe’s earlier career, he was a medical statistician at SmithKline and French (now Glaxo SmithKline) and at the University of Sheffield. Mr. Tunnicliffe holds a B.Sc. in Mathematical Statistics from the University of Liverpool, a Master of Science in Medical Statistics from the University of Newcastle-upon-Tyne and an M.B.A.

from Sheffield Hallam University. He also holds a Postgraduate Diploma in Marketing from the Chartered Institute of Marketing in the United Kingdom. Our board of directors believes that Mr. Tunnicliffe’s operating experience, combined with his prior board positions, make him qualified to serve on our board of directors.

Ronald Wooten, age 54, has served as a director of our company since October 2013. Mr. Wooten has been a partner of NovaQuest Capital Management, L.L.C., an investment firm that focuses on the biopharmaceutical sector, since its inception in November 2010, and has been the head of the investment committee of the General Partner of NovaQuest Pharma Opportunities Fund III. From 2000 until November 2010, he was president for the NovaQuest business unit of Quintiles Inc, a contract research company. Mr. Wooten was previously Executive Vice President of Quintiles and served on its board of directors from January 2008 to November 2010. Mr. Wooten’s previous experience includes nine years with First Union Securities, where he served as a Managing Director of Investment Banking. Mr. Wooten holds a B.A. degree in Chemistry from the University of North Carolina at Chapel Hill and an M.B.A. from Boston University. Our board of directors believes that Mr. Wooten’s operating experience, combined with his prior board positions, make him qualified to serve on our board of directors.

Class III Directors

L. Daniel Browne, age 52, is one of our co-founders and has served as our President and Chief Executive Officer and a member of our board of directors since we commenced operations in 2002. Mr. Browne served as President and Chief Executive Officer of Neomend, Inc., a medical technology and biomaterials company, from 2001 to 2003. From 1997 through 2000, Mr. Browne served as President of Prograft Medical Inc., a medical technology company. Previously, Mr. Browne served for more than 16 years in leadership positions in product development, sales and marketing and business development in the Gore Medical Products Division of W.L. Gore & Associates, Inc., a global technology company, lastly as Business Leader in the Medical Products Division. Mr. Browne holds a B.S. from the University of Hawaii in Cell and Molecular Biology and an M.B.A. from Pepperdine University. Our board of directors believes that Mr. Browne is qualified to serve on our board of directors based on his management perspective of the company, including our strategic opportunities and challenges and his track record of new product development, sales and marketing and value creation, each of which relates to our commercial opportunities.

Robert Byrnes, age 69, has served as a director of our company since August 2004. Mr. Byrnes has spent over forty years in the medical device and biotechnology industries. From October 1997 until October 2002, and from January 2005 to the present, Mr. Byrnes has served as the President and Chief Executive Officer of Roan, Inc., an advisory service for healthcare organizations. From November 2002 to January 2005, he served as the President and Chief Executive Officer of Thermage, Inc., a medical device company focused on the non-invasive treatment of wrinkles. Mr. Byrnes has also served as Chairman and Chief Executive Officer of Tokos Medical Corporation, a health care services company, President of Caremark RX, Inc., a retail pharmacy and healthcare company, and Vice President of Marketing and Business Development for Genentech, Inc., a biotechnology company. Mr. Byrnes holds a B.S. in Pharmacy from Ferris State University and an M.B.A degree in Marketing and Finance from Loyola University, Chicago. Our board of directors believes that Mr. Byrnes’s operating experience, combined with his prior board positions, make him qualified to serve on our board of directors.

Executive Officers

The following table sets forth information concerning our executive officers as of March 15, 2014:

Name	Age	Position(s)
Executive Officers
L. Daniel Browne	52	President, Chief Executive Officer and Director
Curtis Ruegg, Ph.D.	51	Executive Vice President, Research and Development and Technical Operations
Lauren P. Silvernail	55	Executive Vice President, Corporate Development and Chief Financial Officer
Jacob Waugh, M.D.	43	Chief Scientific Officer and Medical Director

L. Daniel Browne. Mr. Browne’s biography is included above under the section titled “— Board of Directors — Class III Directors.”

Curtis Ruegg, Ph.D. has served as our Executive Vice President, Research and Development and Technical Operations since September 2006. Previously, Dr. Ruegg has held management and research and development positions at CoTherix, Inc., a biopharmaceutical company, from 2004 to 2006. From 2002 to 2004, Dr. Ruegg was Vice President of Preclinical and Process Development at InterMune, Inc., a biotechnology company. From 1999 to 2001, Dr. Ruegg was Vice President of Research and Development at AP Cells, Inc., a medical product supply company. From 1993 to 1998, Dr. Ruegg served as Group Leader and Senior Scientist at Dendreon Corporation, a biotechnology company. Dr. Ruegg is a member of the American Association of Immunologists and the American Association for the Advancement of Science. Dr. Ruegg holds a B.S. in toxicology from the University of California, Davis and a Ph.D. in pharmacology from Johns Hopkins University School of Medicine.

Lauren P. Silvernail has served as our Chief Financial Officer and Executive Vice President, Corporate Development since March 2013. From 2003 to 2012, Ms. Silvernail was Chief Financial Officer and Vice President of Corporate Development at ISTA Pharmaceuticals, Inc., a pharmaceutical research and development company. During her tenure at ISTA, revenues grew to more than $160 million and headcount increased to more than 340 employees by the time ISTA was purchased by Bausch & Lomb in June 2012. From 1995 to 2003, Ms. Silvernail served in various operating and corporate development positions with Allergan, Inc., a pharmaceutical company, including Vice President, Business Development. Prior to joining Allergan, Inc., Ms. Silvernail worked at Glenwood Ventures, an investment firm, as a General Partner. Ms. Silvernail holds a B.A. in Biophysics from the University of California, Berkeley and an M.B.A. from the Anderson Graduate School of Management at the University of California, Los Angeles. Ms. Silvernail is a member of the Licensing Executives Society (LES).

Jacob Waugh, M.D. is one of our co-founders and has served as our Chief Scientific Officer and Medical Director since June 2002. From 1997 to 2004, Dr. Waugh served on staff at the Stanford University School of Medicine. He has authored over 30 research manuscripts and publications in the field of tissue engineering, molecular and cell biology, and gene therapy. He has served as an expert referee for numerous medical and scientific journals. He has six patents granted in the United States and numerous additional patent applications. Dr. Waugh received his B.S. from Rice University and M.D. from the Baylor College of Medicine.

Governance and Board Composition

Board Committees. Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee. Our audit committee currently consists of Messrs. Byrnes and Eastman and Dr. Glasheen. Our board of directors has determined that Mr. Byrnes and Dr. Glasheen satisfy the independence requirements under the NASDAQ listing rules and Rule 10A-3(b)(1) of the Exchange Act. Each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. The chair of our audit committee is Robert Byrnes, who our board of directors has determined is an “audit committee financial expert” within the meaning of the SEC regulations. Our board of directors has determined that, subject to the phase-in periods available to companies listing on NASDAQ in connection with an initial public offering, the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, applicable requirements of the NASDAQ listing rules and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and comply with future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

•	appointing and retaining an independent registered public accounting firm to serve as independent auditor to audit our consolidated financial statements, overseeing the independent auditor’s work and determining the independent auditor’s compensation;

•	approving in advance all audit services and non-audit services to be provided to us by our independent auditor;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, auditing or compliance matters, as well as for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	reviewing and discussing with management and our independent auditor the results of the annual audit and the independent auditor’s review of our quarterly consolidated financial statements; and

•	conferring with management and our independent auditor about the scope, adequacy and effectiveness of our internal accounting controls, the objectivity of our financial reporting and our accounting policies and practices.

Director Nominations. The nominating and corporate governance committee of the board of directors, to date, has not adopted a formal policy with regard to the consideration of director candidates recommended by stockholders and will consider director candidates recommended by stockholders on a case-by-case basis, as appropriate. Stockholders wishing to recommend individuals for consideration by the nominating and corporate governance committee may do so by delivering a written recommendation to our Secretary at 7555 Gateway Boulevard, Newark, California 94560 and providing the candidate’s name, biographical data and qualifications and a document indicating the candidate’s willingness to serve if elected. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not. To date, the nominating and corporate governance committee has not received any such nominations nor has it rejected a director nominee from a stockholder or stockholders holding more than 5% of our voting stock.

Code of Business Conduct. Our board of directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions and agents and representatives, including directors and consultants. The full text of our Code of Business Conduct and Ethics is posted on our website at www.revance.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We became a public company effective February 2014, and our officers, directors and greater than ten percent beneficial owners were not required to comply with Section 16(a) filing requirements during the fiscal year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Our named executive officers, or NEOs, which consist of our principal executive officer and the next two most highly compensated executive officers during 2013, are:

•	L. Daniel Browne, President and Chief Executive Officer;

•	Jacob Waugh, M.D., Chief Scientific Officer and Medical Director; and

•	Lauren Silvernail, Executive Vice President, Corporate Development and Chief Financial Officer.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during 2012 and 2013.

Name and Principal Position	Year	Salary($)		Bonus($)(1)	Option Awards($)(2)	All Other Compensation($)		Total($)
L. Daniel Browne	2013	$384,387		$60,540	$1,759,189	$—		$2,204,116
President and Chief Executive Officer	2012	$373,191		$167,936	$—	$40,188	(3)	$581,315
Jacob Waugh, M.D.	2013	$343,460		$38,639	$912,717	$—		$1,294,816
Chief Scientific Officer and Medical Director	2012	$333,457		$116,711	$—	$42,750	(3)	$492,918
Lauren Silvernail	2013	$246,208	(4)	$40,818	$402,745	$110,011	(5)	$799,783
Chief Financial Officer and Executive Vice President, Corporate Development

(1)	Amounts shown in this column represent discretionary cash bonus awards granted to our NEOs.
(2)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, or ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 15 to our financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.
(3)	Amounts represent accrued vacation payment to our NEOs in 2012.
(4)	Ms. Silvernail’s annual salary is $311,000. The amount shown reflects the salary earned from the date of hire in March 2013 through December 31, 2013.
(5)	Consists of a $100,000 signing and relocation bonus and $10,011 in taxable travel expense reimbursements.

Outstanding Equity Awards at December 31, 2013

The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2013.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
L. Daniel Browne	20,000	(1)	—	$2.55	4/29/2018
	35,902	(2)	764	$2.55	7/20/2020
	43,567	(5)	255,182	$8.70	5/26/2023
	—	(3)	99,583	$9.15	12/16/2023
Jacob Waugh, M.D.	1,666	(1)	—	$6.60	6/18/2017
	5,000	(1)	—	$2.55	4/29/2018
	5,548	(2)	118	$2.55	7/20/2020
	22,604	(5)	132,395	$8.70	5/26/2023
	—	(3)	51,666	$9.15	12/16/2023
Lauren Silvernail	—	(4)	96,373	$8.70	5/23/2023

(1)	This option is fully vested.
(2)	This option began vesting on January 1, 2010. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.
(3)	This option began vesting on December 17, 2013. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.
(4)	This option began vesting on March 18, 2013. The shares subject to the stock option vest over a four year period, with one-fourth vesting on the one-year anniversary of the vesting commencement date and one-forty-eighth of the shares vesting each month through the remaining vesting period, subject to providing continued service to us through each vesting date.
(5)	This option began vesting on May 27, 2013. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

Executive Employment Arrangements

We have entered into Executive Employment Agreements with each of our named executive officers regarding their employment. The Executive Employment Agreements have no specific term of employment and the relationships created thereby constitute at-will employment. A summary of our current employment arrangements with each of these officers is set forth below.

L. Daniel Browne

Mr. Browne’s current annual base salary is $452,352. In 2013, he was eligible to receive an annual discretionary target bonus equal to 35% of his annual base salary. Pursuant to Mr. Browne’s Executive Employment Agreement, which became effective December 30, 2013, he will be eligible for a target bonus in 2014 equal to 50% of his annual base salary. His eligibility for such annual bonus and the amount of such annual bonus in 2014 and thereafter will be determined by our board of directors in its sole discretion based upon the Company’s and Mr. Browne’s achievement of objectives and milestones to be determined on an annual basis by our board in consultation with Mr. Browne.

Mr. Browne’s offer letter agreement entered into prior to the execution of his Executive Employment Agreement provides for certain severance benefits if his employment is terminated without cause or if he resigns for good reason. In addition, upon certain change-in-control events, the vesting of a certain portion of Mr. Browne’s unvested shares will be accelerated, and if Mr. Browne’s employment is terminated as a result of such event, he will be entitled to additional severance benefits, such as continued payment of his salary for a certain period and further acceleration of the vesting of his shares.

Pursuant to the terms of Mr. Browne’s Executive Employment Agreement, all of the severance benefits contained in Mr. Browne’s offer letter agreement ceased upon our IPO, and his severance benefits became effective as set forth in our Executive Severance Benefit Plan described below.

Dr. Jacob Waugh

Dr. Waugh’s current annual base salary is $358,435. In 2013, he was eligible to receive an annual discretionary target bonus equal to 25% of his annual base salary. Pursuant to Mr. Waugh’s Executive Employment Agreement, which became effective January 13, 2014, he will be eligible for a target bonus in 2014 equal to 40% of his annual base salary. His eligibility for such annual bonus and the amount of such annual bonus in 2014 and thereafter will be determined by our board of directors in its sole discretion based upon the Company’s and Dr. Waugh’s achievement of objectives and milestones to be determined on an annual basis by our board in consultation with Dr. Waugh.

Dr. Waugh’s offer letter agreement entered into prior to the execution of his Executive Employment Agreement provides for certain severance benefits if his employment is terminated without cause. In addition, upon certain change-in-control events, the vesting of a certain portion of Dr. Waugh’s shares will be accelerated, and if Dr. Waugh’s employment is terminated as a result of such event, he will be entitled to additional severance benefits, such as continued payment of his salary for a certain period and further acceleration of the vesting of his shares.

Pursuant to the terms of Dr. Waugh’s Executive Employment Agreement, all of the severance benefits contained in Mr. Waugh’s offer letter agreement ceased upon our IPO, and his severance benefits became effective as set forth in our Executive Severance Benefit Plan.

Lauren Silvernail

Ms. Silvernail’s current annual base salary is $323,440. In 2013, she was eligible to receive an annual discretionary target bonus equal to 35% of her annual base salary. Pursuant to Ms. Silvernail’s Executive Employment Agreement, which became effective December 31, 2013, she will be eligible for a target bonus in 2014 equal to 35% of her annual base salary. Her eligibility for such annual bonus and the amount of such annual bonus in 2014 and thereafter will be determined by our board of directors in its sole discretion based upon the Company’s and Ms. Silvernail’s achievement of objectives and milestones to be determined on an annual basis by our board in consultation with Ms. Silvernail.

Ms. Silvernail’s offer letter agreement entered into prior to the execution of her Executive Employment Agreement provides for certain severance benefits if her employment is terminated without cause or if she resigns for good reason. In addition, upon certain change-in-control events, the vesting of a certain portion of Ms. Silvernail’s options will be accelerated, and if Ms. Silvernail’s employment is terminated following such event, she will be entitled to additional severance benefits, such as continued payment of her salary for a certain period and further acceleration of the vesting of her options.

Pursuant to the terms of Ms. Silvernail’s Executive Employment Agreement, all of the severance benefits contained in Ms. Silvernail’s offer letter agreement ceased upon our IPO, and her severance benefits became effective as set forth in our Executive Severance Benefit Plan.

Severance and Change of Control Benefits

On December 17, 2013, our board of directors adopted an executive severance benefit plan, or the Severance Plan, which became effective immediately upon the signing of the underwriting agreement for our IPO. The Severance Plan is applicable to our chief executive officer, executive officers and key employees designated by the board (the “Participants”). The Severance Plan provides severance benefits to the Participants in the event of qualifying terminations of employment (as defined in the Severance Plan). By signing a participation notice, a Participant waives his or her rights to any severance and/or change of control benefits set forth in any other plan or agreement we had entered into with such Participant prior to the date on which he or she becomes a Participant in the Severance Plan. The principal features of our Severance Plan as it applies to the Participants is summarized below. The summary below is qualified in its entirety by reference to the actual text of the plan, which is filed as an exhibit to the registration statement of which this Form 10-K is a part.

Non-Change of Control Severance Benefits

Under the terms of the Severance Plan, in the event we involuntarily terminate any Participant for any reason other than cause, death or disability, and such termination is not within 12 months following a change of control, if the Participant timely executes a release of claims and continues to comply with all restrictive covenant agreements, the Participant would be entitled to: (i) a payment on our regular payroll schedule over the applicable severance period equal to the sum of the Participant’s monthly base salary, multiplied by 15, in the case of our chief executive officer, and by 9, in the case of all other Participants; and (ii) payment by us of COBRA premiums to continue health insurance coverage for the Participant and his eligible dependents for a period of up to 15 months, in the case of our chief executive officer, and up to 9 months in the case of all other Participants.

Change of Control Severance Benefits

Under the Severance Plan, in the event we involuntarily terminate any Participant for any reason other than cause, death or disability, or the Participant resigns for Good Reason, and such termination or resignation occurs within 12 months following a change of control, then if the Participant timely executes a release of claims and continues to comply with all restrictive covenant agreements, the Participant generally would be entitled to the following payments and benefits: (i) a single lump sum payment equal to the sum of the Participant’s monthly base salary and monthly annual target bonus, multiplied by 21 in the case of our chief executive officer, and by 12 in the case of all other Participants; (ii) payment of COBRA premiums to continue health insurance coverage for the named executive officer and his eligible dependents for a period of up to 21 months, in the case of our chief executive officer, and up to 12 months in the case of all other Participants; and (iii) 100% of the shares of our common stock underlying all unvested stock awards held by such Participant immediately prior to such termination of employment will fully vest and become exercisable, if applicable, on the date of such termination (and if applicable, any acquisition or repurchase rights held by us or any successor corporation with respect to such stock awards will lapse in full on the date of such termination).

Definitions

For purposes of the Severance Plan, “cause” generally means a Participant’s (i) commission of any felony or any crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof; (ii) attempted commission of or participation in a fraud or act of material dishonesty against us; (iii) intentional, material violation of any contract or agreement between the Participant and us or of any statutory duty owed to the us; (iv) unauthorized use or disclosure of our confidential information or trade secrets; or (v) such Participant’s gross misconduct.

For purposes of the Severance Plan, a resignation for “good reason” generally means a Participant’s resignation from all positions he or she then holds with us within 90 days following the occurrence of any of the following events taken without such Participant’s written consent, provided that the Participant has given us at least 30 days’ written notice of the event and, to the extent curable, we have not cured such event within 30 days after receipt of such notice: (i) a material reduction in the Participant’s annual base salary, which the reduction is at least fifteen percent of the Participant’s annual base salary (unless pursuant to a salary reduction program applicable generally to all similarly situated employees); (ii) a material reduction in the Participant’s duties (including responsibilities and/or authorities), provided, however, that, other than with respect to our chief executive officer and chief financial officer, a change in job position (including a change in title) shall not be deemed a “material reduction” in and of itself unless the Participant’s new duties are materially reduced from the prior duties; (iii) relocation of the Participant’s principal place of employment to a place that increases the Participant’s one-way commute by more than thirty-five miles as compared to the Participant’s then-current principal place of employment immediately prior to such relocation; (iv) any failure by us to comply with any material provision of this Severance Plan or any material written contractual obligation to Participant, which (in either case) adversely affects the Participant; or (v) the failure of any successor-in-interest to assume a material obligation of the Company under the Severance Plan material written contractual obligation to the Participant, which (in either case) adversely affects the Participant.

For purposes of the Severance Plan, a “change of control” means a “change of control” as defined in our 2014 Equity Incentive Plan (which is described further below under “—Equity Incentive Plans”).

In addition, in the event any of the amounts provided for under the Severance Plan or otherwise would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or the Code, and such payments would be subject to the excise tax imposed by Section 4999 of the Code, then such payments will either be (i) provided to the Participant in full, or (ii) reduced to such lesser amount that would result in a smaller or no portion of such payments being subject to the excise tax, whichever amount, after taking into account all applicable taxes, including the excise tax, would result in the Participant’s receipt, on an after-tax basis, of the greatest amount of such payments.

Employee Benefit Plans

2014 Equity Incentive Plan

On January 22, 2014, our board of directors authorized and approved our 2014 Equity Incentive Plan, or our 2014 plan. No shares were issued under the 2014 plan until after the closing of our IPO. Subsequent to the IPO in February 2014, no further grants will be made under our 2012 plan.

Stock Awards. The 2014 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. Additionally, the 2014 plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

Share Reserve. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2014 plan after the 2014 plan becomes effective will not exceed 1,000,000 shares. The number of shares of our common stock reserved for issuance under our 2014 plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under our 2014 plan is 2,000,000 shares.

Plan Administration. Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2014 plan. Our board of directors may also delegate to one or more of our officers the authority to (1) designate employees (other than other officers) to be recipients and (2) determine the number of shares of common stock to be subject to such stock awards. Subject to the terms of the 2014 plan, our board of directors or the authorized committee, as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.

The plan administrator has the authority to modify outstanding awards under our 2014 plan. Subject to the terms of our 2014 plan, the plan administrator has the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. Incentive and nonstatutory stock options are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2014 plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2014 plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2014 plan. In general, if an option holder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the plan administrator.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the term of the ISO does not exceed five years from the date of grant.

Performance Awards. The 2014 plan permits the grant of performance-based stock and cash awards that may qualify as performance-based compensation that is not subject to the $1,000,000 limitation on the income tax deductibility of compensation paid to a covered executive officer imposed by Section 162(m) of the Code. To help assure that the compensation attributable to performance-based awards will so qualify, our compensation committee can structure such awards so that stock or cash will be issued or paid pursuant to such award only after the achievement of certain pre-established performance goals during a designated performance period.

The performance goals that may be selected include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest, taxes and depreciation; (3) earnings before interest, taxes, depreciation and amortization; (4) total stockholder return; (5) return on equity or average stockholder’s equity; (6) return on assets, investment, or capital employed; (7) stock price; (8) margin (including gross margin); (9) income (before or after taxes); (10) operating income; (11) operating income after taxes; (12) pre-tax profit; (13) operating cash flow; (14) sales or revenue targets; (15) increases in revenue or product revenue; (16) expenses and cost reduction goals; (17) improvement in or attainment of working capital levels;

(18) economic value added (or an equivalent metric); (19) market share; (20) cash flow; (21) cash flow per share; (22) share price performance; (23) debt reduction; (24) implementation or completion of projects or processes; (25) customer satisfaction; (26) stockholders’ equity; (27) capital expenditures; (28) debt levels; (29) operating profit or net operating profit; (30) workforce diversity; (31) growth of net income or operating income; (32) billings; (33) bookings; (34) the number of users, including but not limited to unique users, (35) employee retention; and (36) to the extent that an award is not intended to comply with Section 162(m) of the Code, other measures of performance selected by our board of directors.

The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, we will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects, as applicable, for non-U.S. dollar denominated goals; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of any “extraordinary items” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in our outstanding shares of common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles; and (12) to exclude the effect of any other unusual, non-recurring gain or loss or other extraordinary item. In addition, we retain the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the goals. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Corporate Transactions. In the event of certain specified significant corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;

•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;

•	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

•	arrange for the lapse of any reacquisition or repurchase right held by us;

•	cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our board of directors may deem appropriate; or

•	make a payment equal to the excess of (1) the value of the property the participant would have received upon exercise of the stock award over (2) the exercise price otherwise payable in connection with the stock award.

Our plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.

Under the 2014 plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our consolidated assets, (2) a sale or other disposition of at least 90% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change in Control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control. Under the 2014 plan, a change in control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; or (3) a consummated sale, lease or exclusive license or other disposition of all or substantially of our consolidated assets.

Amendment and Termination. Our board of directors has the authority to amend, suspend, or terminate our 2014 plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our board of directors adopted our 2014 plan.

2014 Employee Stock Purchase Plan

On January 22, 2014, our board of directors authorized the adoption of our 2014 Employee Stock Purchase Plan, or our 2014 ESPP. The 2014 ESPP became effective on the day of the IPO; therefore we did not grant purchase rights under our 2014 ESPP until after the closing of our IPO.

The maximum number of shares of our common stock that may be issued under our 2014 ESPP is 200,000 shares. The number of shares of our common stock reserved for issuance under our 2014 ESPP will automatically increase on January 1 of each year, beginning on January 1 of the year after the closing of our IPO and ending on and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 300,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Shares subject to purchase rights granted under our 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our 2014 ESPP.

Our board of directors, or a duly authorized committee thereof, administers our 2014 ESPP. Our board of directors may delegate its authority to administer our 2014 ESPP to our compensation committee under the terms of the compensation committee’s charter.

Employees, including executive officers, of ours or any of our designated affiliates have to satisfy one or more of the following service requirements before participating in our 2014 ESPP, as determined by the administrator: (1) customary employment with us or one of our affiliates for more than 20 hours per week and more than five months per calendar year, or (2) continuous employment with us or one of our affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. An employee may not be granted rights to purchase stock under our 2014 ESPP if such employee (1) immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our common stock or (2) holds rights to purchase stock under our 2014 ESPP that would accrue at a rate that exceeds $25,000 worth of our stock for each calendar year that the rights remain outstanding.

Our 2014 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The administrator may specify offerings with duration of not more than 27 months, and may specify one or shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for the employees who are participating in the 2014 ESPP plan.

Our 2014 ESPP permits participants to purchase shares of our common stock through payroll deductions up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.

A participant may not transfer purchase rights under our 2014 ESPP other than by will, the laws of descent and distribution or as otherwise provided under our 2014 ESPP.

In the event of a specified corporate transaction, such as our merger or change in control, a successor corporation may assume, continue or substitute each outstanding purchase right. If the successor corporation does not assume, continue or substitute for the outstanding purchase rights, the offering in progress will be shortened and a new exercise date will be set. The participants’ purchase rights will be exercised on the new exercise date and such purchase rights will terminate immediately thereafter.

Our board of directors has the authority to amend, suspend or terminate our 2014 ESPP, at any time and for any reason. Our 2014 ESPP will remain in effect until terminated by our board of directors in accordance with the terms of the 2014 ESPP.

2012 Equity Incentive Plan

Our board of directors and our stockholders approved our 2012 Equity Incentive Plan, or 2012 plan, effective in December 2012. Our 2012 plan was a continuation of and successor to our 2002 Equity Incentive Plan, or 2002 plan. After our 2012 plan became effective, no further stock awards were made under our 2002 plan. As of December 31, 2013, there were 202,558 shares remaining available for the grant of stock awards under our 2012 plan and there were 942,113 outstanding stock awards granted under our 2012 plan.

The 2012 plan will terminate in December 2022, unless our board of directors terminates it earlier. The 2014 plan will replace the 2012 plan and no additional awards will be granted under the 2012 plan after our IPO.

Stock Awards. The 2012 plan provides for the grant of ISO, NSOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. ISOs may be granted only to our employees. All other awards may be granted to our employees, including officers, and to our non-employee directors and consultants.

Share Reserve. The aggregate number of shares of our common stock originally reserved for issuance pursuant to stock awards under the 2012 plan was 339,300 shares, which was the sum of (1) 32,987 shares (which was the number of shares subject to the 2002 plan’s available share reserve as of the effective date of the 2012 plan), plus (2) any shares subject to stock options or other stock awards granted under our 2002 plan that expire or terminate for any reason, are forfeited or repurchased by us not to exceed 306,313 shares. In April 2013 and May 2013, our board of directors approved an increase in the 2012 plan reserve by 96,373 shares and 984,229 shares, respectively.

Administration. Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2012 plan. The plan administrator has the authority to modify outstanding awards under our 2012 plan.

Stock Options. Incentive and nonstatutory stock options are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2012 plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2012 plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2012 plan. In general, if an option holder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, (5) deferred payment and (6) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Tax Limitations On Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the option is not exercisable after the expiration of five years from the date of grant.

Corporate Transactions. In the event of certain specified significant corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;

•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;

•	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

•	arrange for the lapse of any reacquisition or repurchase right held by us;

•	cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our board of directors may deem appropriate; or

•	make a payment equal to the excess of (1) the value of the property the participant would have received upon exercise of the stock award over (2) the exercise price otherwise payable in connection with the stock award.

Our plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.

Under the 2012 plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our consolidated assets, (2) a sale or other disposition of at least 90% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation, or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change in Control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control. Under the 2012 plan, a change in control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; (3) a complete dissolution or liquidation; or (4) a consummated sale, lease or exclusive license or other disposition of all or substantially of our consolidated assets.

Amendment and Termination. The 2012 plan will terminate on December 11, 2022. However, our board of directors has the authority to amend, suspend, or terminate our 2012 plan, provided that such action does not impair the existing rights of any participant without such participant’s written consent.

2002 Equity Incentive Plan

Our board of directors and our stockholders originally approved our 2002 plan, which became effective in October 2002, and was further amended and restated by our board of directors and stockholders, most recently in May 2010. The 2002 plan terminated and no further awards were granted upon the effective date of the 2012 plan. As of December 31, 2013, there were outstanding stock awards covering a total of 271,389 shares that were granted under our 2002 plan.

Stock awards. The 2002 plan provides for the grant of ISO, NSOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. ISOs may be granted only to our employees. All other awards may be granted to our employees, including officers, and to our non-employee directors and consultants.

Share Reserve. Shares are no longer available for the grant of stock awards under our 2002 plan. However, if a stock award granted under the 2002 plan expires or otherwise terminates without being exercised in full, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2012 plan.

Administration. Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2002 plan. The plan administrator has the authority to modify outstanding awards under our 2002 plan.

Corporate Transactions. In the event of certain specified significant corporate transactions, outstanding stock awards shall be assumed, continued or substituted for similar stock awards by the surviving or acquiring corporation. If any surviving or acquiring corporation fails to assume, continue or substitute such stock awards, stock awards held by participants whose continuous service has not terminated will accelerate vesting in full prior to the corporate transaction. All stock awards will terminate at or prior to the corporate transaction. In addition, our board may also provide, in its sole discretion, that the holder of a stock award that will terminate upon the occurrence of a corporate transaction will receive a payment, if any, equal to the excess of (1) the value of the property the participant would have received upon exercise of the stock award over (2) the exercise price otherwise payable in connection with the stock award.

Under the 2002 plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our consolidated assets, (2) a sale or other disposition of at least 90% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation, or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change in Control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control. Under the 2002 plan, a change in control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; or (3) a consummated sale, lease or exclusive license or other disposition of all or substantially of our consolidated assets.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Code limits. We have the ability to make discretionary contributions to the 401(k) plan but have not done so to date. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Pension Benefits

Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2012 or 2013.

Nonqualified Deferred Compensation

Our NEOs did not earn any nonqualified deferred compensation benefits from us during 2013 or 2012.

Non-Employee Director Compensation

The compensation provided to our non-employee directors in 2013 is enumerated in the table below. Mr. Browne, who is also one of our employees, did not and will not receive any compensation for his services as a director.

2013 Director Compensation Table

During the year ended December 31, 2013, our non-employee directors did not receive any cash compensation from us. The following table sets forth non-cash compensation received by our non-employee directors in 2013.

Name	Stock Options ($)*
Robert Byrnes	13,333	(1)
Ronald W. Eastman	—	(2)
Phyllis Gardner, M.D.	—	(3)
James Glasheen, Ph.D.	—	(4)
Frank Kung, Ph.D.	—	(5)
Angus C. Russell	—	(6)
Vicente Trelles	—	(7)
Jonathan Tunnicliffe	—	(8)
Ronald Wooten	—	(9)

*

The dollar amounts in this column represent the grant date fair value of the stock option award. These amounts have been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 15 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the applicable directors.
(1)	As of December 31, 2013, Mr. Byrnes had options to purchase 26,998 shares of our common stock.
(2)	As of December 31, 2013, Mr. Eastman did not have any equity award from us.
(3)	As of December 31, 2013, Dr. Gardner had options to purchase 5,333 shares of our common stock.
(4)	As of December 31, 2013, Dr. Glasheen did not have any equity award from us.
(5)	Mr. Kung resigned as a director on October 8, 2013. As of December 31, 2013, Mr. Kung did not have any equity award from us.
(6)	Mr. Russell joined our board of directors in March 2014. As of December 31, 2013, Mr. Russell did not have any equity award from us.
(7)	Mr. Trelles resigned as a director on October 7, 2013. As of December 31, 2013, Mr. Trelles had options to purchase 13,131 shares of our common stock.
(8)	As of December 31, 2013, Mr. Tunnicliffe did not have any equity award from us.
(9)	Mr. Wooten joined our board of directors in October 2013. As of December 31, 2013, Mr. Wooten did not have any equity award from us.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws.

In December 2013, our board of directors approved a non-employee director compensation policy that became effective upon the completion of our IPO.

Under this policy, we pay each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors. No retainers are paid in respect of any period prior to the completion of our IPO. The retainers paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member Annual Service Retainer	Chairman Additional Annual Service Retainer
Board of Directors	$39,500	$24,500
Audit Committee	7,500	12,500
Compensation Committee	5,000	7,250
Nominating and Corporate Governance Committee	4,500	3,500

We will also continue to reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of director and committee meetings.

In addition, under our director compensation policy, each non-employee director serving on our board of directors upon the completion of our IPO have received, and each non-employee director elected to our board of directors after the completion of our IPO will receive, an option to purchase 18,000 shares of our common stock. These options will vest on the one year anniversary of the grant date, subject to the director’s continued service as a director. Further, on the date of the each annual meeting of stockholders held after the completion of our IPO, each non-employee director that continues to serve as a non-employee member on our board of directors will receive an option to purchase 8,000 shares of our common stock. The exercise price of these options will equal the fair market value of our common stock on the date of grant, and these options will vest on the one year anniversary of the grant date, subject to the director’s continued service as a director.

This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently or has been at any time one of our employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:(1)
2002 Equity Incentive Plan	270,952	$3.62	—
2012 Equity Incentive Plan	942,113	$8.80	202,558
Equity compensation plans not approved by security holders:	—	$—	—

Total	1,213,065	$7.65	202,558

(1)	This table does not include the shares remaining available for future issuance under the 2014 plan and 2014 ESPP, each of which became effective upon the execution and delivery of the underwriting agreement in connection with our IPO in February 2014. Each of the 2014 plan and 2014 ESPP were approved by our stockholders prior to our IPO.

The initial aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2014 plan is 1,000,000 shares. The number of shares of our common stock reserved for issuance under the 2014 plan will automatically increase on January 1st of each year, starting on January 1, 2015 and continuing through January 1, 2024, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 plan is 10,000,000 shares.

The initial aggregate number of shares of common stock that may be issued pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates under our 2014 ESPP is

200,000 shares. The number of shares of our common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2015 and continuing through January 1, 2024, in an amount equal to the lower of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 300,000 shares of common stock, or such lesser number of shares of common stock as determined by our board of directors. If a purchase right granted under our 2014 ESPP terminates without having been exercised, the shares of our common stock not purchased under such purchase right will be available for issuance under our 2014 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2014 by: (i) each director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. We are aware that one or more institutional investors purchased a number of shares of our common stock in our IPO in amounts representing in excess of five percent of our common stock as of March 15, 2014, and as a result, one or more of such institutional investors may continue to beneficially own in excess of five percent of our common stock as of March 15, 2014. However, as of the date of this Form 10-K, other than as disclosed below, we are not aware of any filings made with the SEC with respect to the beneficial ownership of our common stock by such institutional investors and we were otherwise unable to verify the beneficial ownership of our common stock by any such institutional investor as of the date of this Form 10-K.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock issuable under options or warrants that are exercisable within 60 days after March 15, 2014, are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 18,651,754 shares of our common stock outstanding as of March 15, 2014.

The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o Revance Therapeutics, Inc., 7555 Gateway Blvd., Newark, CA 94560.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage of Total
Named Executive Officers and Directors:
L. Daniel Browne(1)	204,461	1.1%
Lauren P. Silvernail(2)	26,101	*
Jacob Waugh, M.D.(3)	105,490	* %
Curtis Ruegg, Ph.D.(4)	40,020	*
Robert Byrnes(5)	16,233	*
Ronald W. Eastman(6)	4,134,962	22.2%
Phyllis Gardner, M.D.(7)	462,418	2.5%
James Glasheen, Ph.D.(8)	726,014	3.9%
Angus C. Russell(9)	—	—
Jonathan Tunnicliffe(10)	3,096,650	16.6%
Ronald Wooten(10)	3,096,650	16.6%
Directors and officers as a group (total of 11 persons)(11)	8,812,349	46.6%
Greater than 5% Stockholders:
Entities affiliated with Essex VIII(6)	4,134,962	22.2%
Entities affiliated with NovaQuest(10)	3,096,650	16.6%
Visium Balanced Master Fund, Ltd.(12)	1,083,606	6.8%

*	Represents beneficial ownership of less than 1% of the outstanding common stock
(1)	Consists of 70,626 shares of common stock and 133,426 shares of common stock underlying options that are vested and exercisable within 60 days of March 25, 2014 and 409 shares of common stock held by the Dan and Brenda Browne Living Trust. Mr. Browne is a Trustee of the Dan and Brenda Browne Living Trust.
(2)	Consists of 26,101 shares of common stock underlying options that are vested and exercisable within 60 days of March 25, 2014.
(3)	Consists of 53,333 shares of common stock and 52,157 shares of common stock underlying options that are vested and exercisable within 60 days of March 25, 2014.
(4)	Consists of 3,606 shares of common stock and 36,414 shares of common stock underlying options that are vested and exercisable within 60 days of March 25, 2014.
(5)	Consists of 16,233 shares of common stock underlying options that are vested and exercisable within 60 days of March 25, 2014.
(6)	Consists of 3,747,332 shares of common stock held by Essex Woodlands Health Ventures Fund VIII, L.P. (“Essex Fund VIII”); 270,172 shares of common stock held by Essex Woodlands Health Ventures Fund VIII-A, L.P. (“Essex Fund VIII-A”) and 117,458 shares of common stock held by Essex Woodlands Health Ventures Fund VIII-B, L.P. (“Essex Fund VIII-B”). Essex Woodlands Health Ventures VIII, LLC, the general partner of Essex Fund VIII, Essex Fund VIII-A and Essex Fund VIII-B, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Essex Fund VIII, Essex Fund VIII-A and Essex Fund VIII-B. Ron Eastman, one of our directors, is a managing member of Essex Woodlands Health Ventures VIII, LLC and may be deemed to have shared voting power and shared power to dispose of the shares held by Essex Fund VIII, Essex Fund VIII-A and Essex Fund VIII-B. The address for Essex VIII is 335 Bryant Street, Palo Alto, California 94301.
(7)

Consists of 5,333 shares of common stock underlying options that are vested and exercisable within 60 days of March 25, 2014 and 457,085 shares of common stock held by Essex Woodlands Health Ventures Fund V, L.P. (“Essex Fund V”). Essex Woodlands Health Ventures V, LLC, the general partner of Essex Fund V, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Essex Fund V. Phyllis Gardner, one of our directors, is a partner at Essex Woodlands Health Ventures V, LLC and may be deemed to have shared voting power and shared power to dispose of the shares held by Essex Fund V.
(8)	Consists of 16,852 shares of common stock held by Technology Partners Affiliates VII, L.P. (“TPA”) and 709,162 shares of common stock held by Technology Partners Fund VII, L.P. (“TPF”). TP Management VII, L.L.C., the general partner of TPA and TPF, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by TPA and TPF. James Glasheen, one of our directors, is a managing member of TP Management VII, L.L.C. and may be deemed to have shared voting power and shared power to dispose of the shares held by TPA and TPF. The address for Technology Partners is 550 University Avenue, Palo Alto, California 94301.
(9)	Mr. Russell became our Chairman of the Board and Class I Director in March 2014 and was not the beneficial owner of any shares of common stock as of March 25, 2014.
(10)	Consists of 3,096,650 shares of common stock held by NovaQuest Pharma Opportunities Fund III, L.P. (“NovaQuest”). NQ HCIF General Partner, L.P., as the general partner of NovaQuest (the “NovaQuest GP”), has the power to vote and dispose of shares directly owned by NovaQuest, and NQ HCIF GP Ltd., as the general partner of the NovaQuest GP (the “NovaQuest GP Ltd.”), has the power to direct the NovaQuest GP as to such voting and disposition. Decisions with respect to the voting and disposition of the shares held by NovaQuest are made by an investment committee of the NovaQuest GP Ltd., on which Jonathan Tunnicliffe and Ronald Wooten, two of our directors, each serve. Ronald Wooten also serves on the board of directors of the NovaQuest GP Ltd. Pursuant to these positions, Jonathan Tunnicliffe and Ronald Wooten may be deemed to have shared voting power and shared power to dispose of the shares held by NovaQuest. The NovaQuest GP, the NovaQuest GP Ltd., the investment committee, Mr. Tunnicliffe and Mr. Wooten each disclaims beneficial ownership of the shares held by NovaQuest except to the extent of his or its pecuniary interest therein. The address for each of the foregoing persons and entities is 4208 Six Forks Road, Suite 920, Raleigh, North Carolina 27609.
(11)	Includes shares beneficially owned by all current executive officers and directors of the company. Consists of 8,542,685 shares of common stock and 269,664 shares of common stock underlying options that are vested and exercisable within 60 days of March 25, 2014.
(12)	The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on February 24, 2014, reporting beneficial ownership as of February 14, 2014. According to the Schedule 13G, the reporting persons beneficially own a total of 1,083,606 shares of Common Stock held by Visium Balanced Master Fund, Ltd (VBMF). Visium Asset Management, LP (VAM) is the investment manager to its pooled investment funds. JG Asset, LLC (JC Asset) is the General Partner to VAM and Mr. Jacob Gottlieb is the Managing Member of JG Asset. The Schedule 13G filed by the reporting persons provides information only as of February 14, 2014, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between February 14, 2014 and March 15, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions since January 1, 2013 in which (i) we have been a participant, (ii) the amount involved exceeded or will exceed $120,000, and (iii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of their immediate family or person sharing their household, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Item 11. Executive Compensation.”

Sales of Preferred Stock

Between February 5, 2013 and May 28, 2013, we issued an aggregate of 1,818,390 shares of our Series E-5 convertible preferred stock at a per share price of $22.425, for aggregate consideration of $40,777,781.

The following table summarizes purchases of shares of our convertible preferred stock by our executive officers, directors and holders of more than 5% of our capital stock since January 1, 2013 that involved an amount over $120,000:

Purchasers	Shares of Series E-5 Convertible Preferred Stock	Total Purchase Price
Entities affiliated with Essex VIII(1)	445,929	$9,999,958
Entities affiliated with NovaQuest(2)	500,039	11,213,375
Entities affiliated with Technology Partners(3)	89,186	1,999,996

(1)	Ronald W. Eastman, a member of our board of directors, is a managing director of Essex Woodlands Health Ventures VIII, LLC, the general partner of Essex Woodlands Health Ventures Fund VIII, L.P., Essex Woodlands Health Ventures Fund VIII-A, L.P. and Essex Woodlands Health Ventures Fund VIII-B, L.P.
(2)	Jonathan Tunnicliffe and Ronald Wooten, each a member of our board of directors, are both affiliated with NQ HCIF General Partner, L.P., the general partner of NovaQuest Pharma Opportunities Fund III, L.P.
(3)	James Glasheen, a member of our board of directors, is a managing member of TP Management VII, L.L.C., the general partner of Technology Partners Affiliates VII, L.P. and Technology Partners Fund VII, L.P.

Conversion of Notes Issued in 2011 and 2012

Pursuant to that certain Note and Warrant Purchase Agreement, dated January 24, 2011, as amended, between January 24, 2011 and December 6, 2012 we issued convertible notes with an aggregate principal amount of $63,319,658. In connection with the closing of our Series E preferred stock financing on March 29, 2013, the principal amount of all outstanding convertible notes, together with all accrued but unpaid interest, converted into an aggregate of 4,748,484 shares of Series E-4 convertible preferred stock at a price of $14.95005 per share and, as a result, such notes are no longer outstanding.

Issuance of Warrants to Purchase Common Stock

Pursuant to our Series E-5 Preferred Stock and Warrant Purchase Agreement, dated February 5, 2013, as amended and restated on March 29, 2013, between February 5, 2013 and May 28, 2013, we issued warrants to purchase an aggregate of 545,492 shares of our common stock.

The following table summarizes purchases of warrants by our executive officers, directors and holders of more than 5% of our capital stock since January 1, 2013 that involved an amount over $120,000:

Stockholder	Shares of Common Stock Underlying the Warrants*	Weighted- Average Exercise Price per Share**
Entities affiliated with Essex VIII(1)	133,778	$0.15
Entities affiliated with NovaQuest(2)	150,011	$0.15
Entities affiliated with Technology Partners(3)	26,755	$0.15

*	All common stock warrants we issued were net exercised immediately prior to our IPO on February 6, 2014.
**	All common stock warrants we issued had an exercise price of $0.15 per share.
(1)	Ronald W. Eastman, a member of our board of directors, is a managing director of Essex Woodlands Health Ventures VIII, LLC, the general partner of Essex Woodlands Health Ventures Fund VIII, L.P., Essex Woodlands Health Ventures Fund VIII-A, L.P. and Essex Woodlands Health Ventures Fund VIII-B, L.P.
(2)	Jonathan Tunnicliffe and Ronald Wooten, each a member of our board of directors, are both affiliated with NQ HCIF General Partner, L.P., the general partner of NovaQuest Pharma Opportunities Fund III, L.P.
(3)	James Glasheen, a member of our board of directors, is a managing member of TP Management VII, L.L.C., the general partner of Technology Partners Affiliates VII, L.P. and Technology Partners Fund VII, L.P.

Issuances of Notes and Warrants Pursuant to Note and Warrant Purchase Agreement

Pursuant to that certain Note and Warrant Purchase Agreement, dated October 8, 2013, as amended, we issued secured subordinated convertible promissory notes, or the 2013 notes, and warrants to purchase our common stock, or the 2013 warrants, in an aggregate principal amount of $23.65 million. The outstanding principal amount balance and any accrued interest through October 7, 2014 on the 2013 notes converted into 1,637,846 shares of common stock at the closing of our IPO at a conversion price equal to the IPO price of $16.00 per share.

The 2013 warrants are exercisable for an aggregate number of shares of our common stock equal to the aggregate number of shares issuable upon conversion of the 2013 notes multiplied by 25%. The exercise price of the 2013 warrants is $0.15 per share. The 2013 warrants have a net exercise provision and contain provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain stock dividends, stock splits, recapitalizations, reclassifications, consolidations and other fundamental transactions. The warrants were net exercised effective immediately prior to the closing of our IPO in February 2014.

The following table summarizes the participation in the 2013 convertible note financing by our executive officers, directors and holders of more than 5% of our capital stock and their affiliated entities:

Name	Aggregate 2013 Notes Amount
Funds affiliated with Essex VIII(1)	$9,500,000
Funds affiliated with NovaQuest(2)	9,500,000

(1)	Ronald W. Eastman, a member of our board of directors, is a managing director of Essex Woodlands Health Ventures VIII, LLC, the general partner of Essex Woodlands Health Ventures Fund VIII, L.P., Essex Woodlands Health Ventures Fund VIII-A, L.P. and Essex Woodlands Health Ventures Fund VIII-B, L.P.
(2)	Jonathan Tunnicliffe and Ronald Wooten, each a member of our board of directors, are both affiliated with NQ HCIF General Partner, L.P., the general partner of NovaQuest Pharma Opportunities Fund III, L.P.

Other Transactions with our Executive Officers, Directors, Key Employees and Significant Stockholders

Stockholder Agreements. In March 2013, in connection with our Series E preferred stock financing, we entered into an Amended and Restated Investor Rights Agreement, or the Rights Agreement, an Amended and Restated Right of First Refusal and Co-Sale Agreement, or the ROFR Agreement, and an Amended and Restated Voting Agreement, or the Voting Agreement. In October 2013, in connection with our Note and Warrant Purchase Agreement, dated October 8, 2013, we entered into Amendment No. 1 to the Rights Agreement, an Amended and Restated Voting Agreement, and a Security Agreement, to collectively provide for, among other things, voting rights and obligations, information rights, registration rights with certain holders of our preferred stock and certain holders of our common stock and granted certain holders of our 2013 notes a security interest with respect to all of our assets, excluding our intellectual property. The following executive officers, directors and holders of more than 5% of our capital stock and their affiliates are parties to those agreements:

•	Entities affiliated with Essex VIII;

•	Entities affiliated with NovaQuest;

•	Entities affiliated with Technology Partners;

•	Entities affiliated with Vivo Ventures;

•	Jacob Waugh, M.D.; and

•	L. Daniel Browne and affiliated entities

The ROFR Agreement, the Voting Agreement, the Security Agreement and portions of the Rights Agreement terminated upon the closing of our IPO. However, the registration rights provided for in the Rights

Agreement to the holders of our outstanding preferred stock, including certain of our directors, executive officers, beneficial owners of more than 5% of our capital stock and immediate family members of these individuals, still remain, with the holders of 10,114,701 shares of our common stock being entitled to certain rights with respect to the registration of these shares.

Indemnification Agreements. We have entered, or will enter, into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. For a description of these indemnification agreements, see the section entitled “Executive Compensation — Limitations on Liability and Indemnification Matters.”

Policies and Procedures for Related Party Transactions. Following our IPO, all future transactions between us and our officers, directors, principal stockholders and their affiliates will be approved by the audit committee, or a similar committee consisting of entirely independent directors, according to the terms of our written Related-Person Transactions Policy and Code of Business Conduct and Ethics.

All of the related party transactions described in this section occurred prior to the adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in this policy. However, these transactions were reviewed and approved by our board of directors.

Director Independence

Our board of directors undertook a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that Messrs. Byrnes and Russell and Drs. Glasheen and Gardner, representing four of our eight directors, are “independent directors” as defined under NASDAQ listing rules and the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Mr. Eastman, serving on our audit committee, compensation committee, and nominating and corporate governance committee, and Mr. Tunnicliffe, serving on our compensation committee, are not considered independent under this definition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to our company by PwC for the fiscal years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees(1)	$1,510,688	$1,008,299

(1)	Audit Fees consist of professional services rendered in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements. Fees for fiscal 2013 and 2012 also include fees associated with our IPO completed in February 2014, which included review of our quarterly consolidated financial information included in our registration statement on Form S-1 filed with the SEC, as well as delivery of comfort letters, consents and review of documents filed with the SEC.

Auditor Independence

In 2013, there were no other professional services provided by PwC that would have required the audit committee to consider their compatibility with maintaining the independence of PwC.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with requirements of the SEC and the Public Company Oversight Board, or PCAOB, regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

Before engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm submits a detailed description of services expected to be rendered during that year for each of the following categories of services to the audit committee for approval:

•	Audit services. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

•	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”

•	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.

•	Other services. Other services are those services not described in the other categories.

The audit committee pre-approves particular services or categories of services on a case-by-case basis. The fees are budgeted, and the audit committee requires the independent registered public accounting firm and management to report actual fees versus budgeted fees periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee before the independent registered public accounting firm is engaged.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on this Form 10-K:

(1) Financial Statements. The financial statements required by this item are set forth beginning at F-1 of this Annual Report on this Form 10-K and are incorporated herein by reference.

(2) Financial Statement Schedules. See index to Consolidated Financial Statements on page F-1. All other schedules have been omitted because they are not required or are not applicable.

(3) Exhibits. The documents listed in the Exhibit Index of this Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

REVANCE THERAPEUTICS, INC.

(A development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Revance Therapeutics, Inc.

(A development stage company)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in convertible preferred stock and stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Revance Therapeutics, Inc. and its subsidiary (a development stage company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years then ended and cumulatively, for the period from August 10, 1999 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 28, 2014

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,914	$4,083
Restricted cash, current portion	75	75
Prepaid expenses and other current assets	825	1,247

Total current assets	4,814	5,405
Property and equipment, net	14,315	6,980
Restricted cash, net of current portion	510	585
Other non-current assets	3,006	453

TOTAL ASSETS	$22,645	$13,423

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,526	$1,805
Accruals and other current liabilities	4,156	6,001
Deferred revenue, current portion	83	—
Derivative liabilities associated with convertible notes, current portion	4,890	1,800
Derivative liabilities associated with Medicis settlement, current portion	6,684	12,880
Capital leases, current portion	5	940
Convertible notes, current portion	12,157	86,985
Notes payable, current portion	10,702	7,524
Common stock warrant liability	3,358	—

Total current liabilities	47,561	117,935
Convertible preferred stock warrant liability	1,233	351
Capital lease, net of current portion	—	5
Note payable, net of current portion and discount	2,632	10,995
Derivative liabilities associated with Medicis settlement, net of current portion	1,610	2,388
Deferred rent	3,176	3,043

TOTAL LIABILITIES	56,212	134,717

Commitments and Contingencies (Note 11)
Convertible preferred stock, par value $0.001 per share — 145,010,269 and 27,598,825 shares authorized as of December 31, 2013 and 2012; 8,689,999 and 1,517,385 shares issued and outstanding as of December 31, 2013 and 2012 (aggregate liquidation preference of $215,264 and $189,030 as of December 31, 2013 and 2012)	123,982	95,433
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share — 224,000,000 and 42,000,000 shares authorized as of December 31, 2013 and 2012; 260,789 and 204,027 shares issued and outstanding as of December 31, 2013 and 2012	—	—
Additional paid-in capital	38,331	1,599
Deficit accumulated during the development stage	(195,880)	(218,326)

TOTAL STOCKHOLDERS’ DEFICIT	(157,549)	(216,727)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$22,645	$13,423

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,			Cumulative Period from August 10, 1999 (Date of Inception) to December 31, 2013
	2013	2012	2011
Revenue	$617	$717	$557	$5,221
Cost of revenue	—	—	5	519

Gross profit	617	717	552	4,702
Operating expenses:
Research and development	27,831	32,708	22,735	164,765
Sales, general and administrative	11,011	11,195	5,555	61,577

Total operating expenses	38,842	43,903	28,290	226,342

Loss from operations	(38,225)	(43,186)	(27,738)	(221,640)
Interest income	2	7	15	298
Interest expense	(15,164)	(28,959)	(17,790)	(69,259)
Change in fair value of derivative liabilities associated with the convertible notes	2,660	13,860	(356)	16,754
Changes in fair value of derivative liabilities associated with Medicis settlement	47	—	—	47
Change in fair value of common stock warrant liability	(621)	—	—	(621)
Change in fair value of convertible preferred stock warrant liability	(743)	125	836	218
Other income (expense), net	(404)	(106)	170	3,961

Loss before income taxes	(52,448)	(58,259)	(44,863)	(270,832)
Benefit from income taxes	—	—	—	58

Net loss	$(52,448)	$(58,259)	$(44,863)	$(270,774)

Net income (loss) attributable to common stockholders (Note 16):
Basic	$258	$(58,259)	$(44,863)

Diluted	$1,083	$(58,259)	$(44,863)

Net income (loss) per share attributable to common stockholders:
Basic	$1.17	$(290.48)	$(226.06)

Diluted	$1.05	$(290.48)	$(226.06)

Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	220,220	200,560	198,456

Diluted	1,029,150	200,560	198,456

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Deficit

Period from August 10, 1999 (Date of Inception) to December 31, 2013

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Notes Receivable from Stockholders	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance — August 10, 1999 (Date of Inception) and December 31, 2001	—	$—	$—	—	$—	$—	$—	$—	$—
Issuance of Series A convertible preferred stock for cash and services rendered at $33.00 per share in July 2002	42,876	1,415	(25)	—	—	—	—	—	—
Issuance of common stock at $2.70 per share in 2002 for cash, intellectual property and services rendered	—	—	—	179,800	—	483	—	—	483
Net loss	—	—	—	—	—	—	—	(1,884)	(1,884)

Balance — December 31, 2002	42,876	1,415	(25)	179,800	—	483	—	(1,884)	(1,401)
Stock-based compensation expense	—	—	—	—	—	9	—	—	9
Issuance of Series A convertible preferred stock for cash at $33.00 per share in February 2003	11,851	391	—	—	—	—	—	—	—
Issuance of common stock at $2.70 per share in 2002 for cash and intellectual property in June 2003	—	—	—	2,400	—	6	—	—	6
Repayment of notes receivable from stockholders	—	—	25	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,180)	(1,180)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Deficit

Period from August 10, 1999 (Date of Inception) to December 31, 2013 — (Continued)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Notes Receivable from Stockholders	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance — December 31, 2003	54,727	1,806	—	182,200	—	498	—	(3,064)	(2,566)
Stock-based compensation expense	—	—	—	—	—	8	—	—	8
Issuance of Series B-1 convertible preferred stock for cash, conversion of the convertible note and related interest at $35.40 per share in April 2004, net of issuance costs of $140	199,224	6,837	—	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock warrants in connection with conversion of convertible note	—	—	—	—	—	15	—	—	15
Issuance of Series B-1 convertible preferred stock warrants in lieu of future capital advances extended to the Company	—	—	—	—	—	11	—	—	11
Net loss	—	—	—	—	—	—	—	(2,534)	(2,534)

Balance — December 31, 2004	253,951	8,643	—	182,200	—	532	—	(5,598)	(5,066)
Issuance of Series B-2 convertible preferred stock for cash at $46.35 per share in March 2005, net of issuance costs of $20	134,843	6,230	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	(5,004)	(5,004)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Deficit

Period from August 10, 1999 (Date of Inception) to December 31, 2013 — (Continued)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Notes Receivable from Stockholders	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance — December 31, 2005	388,794	14,873	—	182,200	—	532	(3)	(10,602)	(10,073)
Stock-based compensation expense	—	—	—	—	—	75	—	—	75
Reclassification of convertible preferred stock warrants to liabilities	—	—	—	—	—	(26)	—	—	(26)
Realized loss on marketable securities	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	(9,378)	(9,378)

Balance — December 31, 2006	388,794	14,873	—	182,200	—	581	—	(19,980)	(19,399)
Stock-based compensation expense	—	—	—	—	—	198	—	—	198
Exercise of stock options at $6.60 per share	—	—	—	228	—	2	—	—	2
Issuance of Series C-1 convertible preferred stock upon conversion of convertible debt and related interest at $63.75 per share in December 2007, net of issuance costs of $1,103	279,425	16,710	(15)	—	—	—	—		—
Issuance of Series C-2 convertible preferred stock for cash at $82.50 per share in December 2007, net of issuance costs of $328	64,242	4,972	—	—	—	—	—	—	—
Issuance of Series C-3 convertible preferred stock for cash at $138.00 per share in December 2007, net of issuance costs of $1,132	144,927	15,452	—	—	—	1,708	—	—	1,708
Net loss	—	—	—	—	—	—	—	(19,965)	(19,965)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Deficit

Period from August 10, 1999 (Date of Inception) to December 31, 2013 — (Continued)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Notes Receivable from Stockholders	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance — December 31, 2007	877,388	52,007	(15)	182,428	—	2,489	—	(39,945)	(37,456)
Stock-based compensation expense	—	—	—	—	—	404	—	—	404
Exercise of stock options at $6.60 per share	—	—	—	638	—	4	—	—	4
Issuance of Series C-2 convertible preferred stock for cash at $82.50 per share in July 2008, net of issuance costs of $600	96,969	7,400	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(21,966)	(21,966)

Balance — December 31, 2008	974,357	59,407	(15)	183,066	—	2,897	—	(61,911)	(59,014)
Stock-based compensation expense	—	—	—	—	—	391	—	—	391
Exercise of stock options at $11.10 per share	—	—	—	8,634	—	96	—	—	96
Issuance of Series D convertible preferred stock for cash at $66.75 per share and upon conversion of convertible debt and related interest at $66.75 per share in December 2009, net of issuance costs of $172	383,851	25,450	(6)	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	15	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(24,064)	(24,064)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Deficit

Period from August 10, 1999 (Date of Inception) to December 31, 2013 — (Continued)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Notes Receivable from Stockholders	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance — December 31, 2009	1,358,208	84,857	(6)	191,700	—	3,384		(85,975)	(82,591)
Stock-based compensation expense	—	—	—	—	—	455	—	—	455
Exercise of stock options at $2.70 per share	—	—	—	3,466	—	10	—	—	10
Issuance of Series D convertible preferred stock for cash at $66.75 per share, net of issuance costs of $39	159,023	10,576	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	6	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(29,229)	(29,229)

Balance — December 31, 2010	1,517,231	95,433	—	195,166	—	3,849	—	(115,204)	(111,355)
Stock-based compensation expense	—	—	—	—	—	273	—	—	273
Issuance of Series B-1 convertible preferred stock upon the net exercise of warrants	150	—	—	—	—	—	—	—	—
Issuance of common stock subject to repurchase in August 2010 for $17.40 per share	—	—	—	3,333	—	—	—	—	—
Common stock warrants issued in connection with convertible notes (January through June)	—	—	—	—	—	463	—	—	463
Net loss	—	—	—	—	—	—	—	(44,863)	(44,863)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Deficit

Period from August 10, 1999 (Date of Inception) to December 31, 2013 — (Continued)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Notes Receivable from Stockholders	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance — December 31, 2011	1,517,381	95,433	—	198,499	—	4,585	—	(160,067)	(155,482)
Stock-based compensation expense	—	—	—	—	—	79	—	—	79
Issuance of common stock warrants in connection with convertible notes (September through December)	—	—	—	—	—	153	—	—	153
Exercise of stock options at $2.55 per share	—	—	—	2,530	—	6	—	—	6
Exercise of common stock warrants at $0.15 per share	—	—	—	2,995	—	1	—	—	1
Series C-3 convertible preferred stock modification	—	—	—	—	—	(3,225)	—	—	(3,225)
Net loss	—	—	—	—	—	—	—	(58,259)	(58,259)

Balance — December 31, 2012	1,517,381	95,433	—	204,024	—	1,599	—	(218,326)	(216,727)
Stock-based compensation expense	—	—	—	—	—	548	—	—	548
Conversion of Series A and B convertible preferred stock into Series E-1 convertible preferred stock	—	(11,256)	—	—	—	—	—	11,256	11,256
Conversion of Series C convertible preferred stock into Series E-2 convertible preferred stock	—	(39,000)	—	—	—	—	—	39,000	39,000
Conversion of Series D convertible preferred stock into Series E-3 convertible preferred stock	607,476	(24,638)	—	—	—	—	—	24,638	24,638

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Deficit

Period from August 10, 1999 (Date of Inception) to December 31, 2013 — (Continued)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Notes Receivable from Stockholders	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Conversion of 2011 Notes into Series E-4 convertible preferred stock	4,748,484	66,954	—	—	—	32,008	—	—	32,008
Issuance of Series E-5 convertible preferred stock for cash at $22.50 per share in February through May 2013, net of issuance costs of $132	1,810,441	36,375	—	—	—	—	—	—	—
Issuance of Series E-5 convertible preferred stock as a deemed dividend	7,911	177	—	—	—	(177)	—	—	(177)
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	—	—	—	—	—	4,272	—	—	4,272
Expiration of note payable from stockholder, Series E-1	(1,694)	(63)	—	—	—	63	—	—	63
Exercise of stock options at $2.55 per share	—	—	—	4,284	—	11	—	—	11
Exercise of common stock warrants at $0.15 per share	—	—	—	52,481	—	7	—	—	7
Net loss	—	—	—	—	—	—	—	(52,448)	(52,448)

Balance — December 31, 2013	8,689,999	$123,982	$—	260,789	$—	$38,331	$—	$(195,880)	$(157,549)

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,			Cumulative Period from August 10, 1999 (Date of Inception) to December 31, 2013
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,448)	$(58,259)	$(44,863)	$(270,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,881	1,777	1,983	8,911
Amortization of discount on debt and capital leases	4,128	7,427	4,904	19,861
Amortization of debt issuance cost	217	300	230	869
Revaluation of derivative liabilities associated with convertible notes	(2,660)	(13,860)	356	(16,164)
Revaluation of derivative liabilities associated with the Medicis settlement	(47)	—	—	(47)
Revaluation of common stock warrant liability	621	—	—	621
Convertible preferred stock warrant modification remeasurement adjustment	1,168	—	—	1,168
Revaluation of convertible preferred stock warrant liability	(425)	(125)	(836)	(5,382)
Stock-based compensation expense	548	79	273	2,440
Interest on convertible notes converted to convertible preferred stock	9,220	18,830	9,606	38,521
Interest for new debt upon issuance, non-cash	273	—	—	273
Capitalized interest	(453)	—	—	(453)
Modification of Series C-3 convertible preferred stock in accordance with Medicis settlement agreement	—	(3,225)	—	(3,225)
Derivative liabilities recognized as result of Medicis settlement agreement	—	15,268	—	15,268
Cumulative effect of change in accounting principle	—	—	—	(8)
Realized loss on sale of short-term investments	—	—	—	3
Gain on sale lease back transactions	—	—	—	(258)
Loss on sale of fixed assets	—	—	—	145
Write-off of technology	—	—	—	485
Issuance of common stock for services rendered	—	—	—	4
Issuance of Series A convertible preferred stock for services rendered	—	—	—	166
Issuance of convertible preferred stock warrants to a service provider	—	—	—	598
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	422	(1,125)	(370)	(1,531)
Other non-current assets	(2,770)	257	(592)	(3,171)
Accounts payable	3,193	1,028	(636)	4,998
Accruals and other current liabilities	(3,915)	2,976	1,510	2,143
Payments against Medicis liabilities	(6,927)	—	—	(6,927)
Deferred rent	133	238	772	3,176
Deferred revenue	83	(10,500)	(750)	83

Net cash used in operating activities	(47,758)	(38,914)	(28,413)	(208,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,477)	(319)	(150)	(20,430)
Change in restricted cash	75	75	75	(585)
Proceeds from sale of property and equipment	—	—	—	54
Proceeds from sale leaseback transactions	—	—	—	3,385
Purchase of short-term investments	—	—	—	(2,268)
Sales and maturities of short-term investments	—	—	—	2,265

Net cash used in investing activities	(6,402)	(244)	(75)	(17,579)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Consolidated Statements of Cash Flows — (Continued)

(In thousands)

	Year Ended December 31,			Cumulative Period from August 10, 1999 (Date of Inception) to December 31, 2013
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and notes payable	21,903	18,170	67,150	126,223
Principal payments made on capital leases	(982)	(1,154)	(1,006)	(3,380)
Principal payments made on notes payable	(7,594)	(3,403)	(12,077)	(29,996)
Proceeds from the exercise of stock options, net of repurchases	11	6	—	128
Proceeds from the exercise of common stock warrants	7	1	—	8
Proceeds from issuance of convertible preferred stock, net	40,646	—	—	40,646
Proceeds from convertible Series B, C, and D convertible notes	—	—	—	73,007
Proceeds from convertible Series B bridge loan	—	—	—	495
Proceeds from convertible Series C bridge loan	—	—	—	16,936
Proceeds from convertible Series D bridge loan	—	—	—	5,612
Repayments on notes receivable from stockholders	—	—	—	21
Proceeds from capital equipment loan	—	—	—	413
Repayments on capital equipment loan	—	—	—	(413)

Net cash provided by financing activities	53,991	13,620	54,067	229,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(169)	(25,538)	25,579	3,914
CASH AND CASH EQUIVALENTS — Beginning of period	4,083	29,621	4,042	—

CASH AND CASH EQUIVALENTS — End of period	$3,914	$4,083	$29,621	$3,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,590	$2,302	$3,112	$8,394

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Fair value in excess of debt host for derivative liabilities associated with convertible notes	$5,750	$2,255	$13,049	$21,054
Capital contribution on the extinguishment of the prior convertible preferred stock	$74,894	$—	$—	$74,894
Capital contribution on the extinguishment of the 2011 Notes	$32,008	$—	$—	$32,008
Deemed dividend on issuance of Series E-5 convertible preferred stock	$177	$—	$—	$177
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	$4,272	$153	$463	$4,888
Issuance of common stock warrants in connection with the 2013 Notes	$2,737	$—	$—	$2,737
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$2,285	$—	$—	$2,285
Rescission of note receivable from stockholder	$—	$—	$60	$60
Issuance of convertible preferred stock warrants	$139	$—	$121	$5,455
Reclassification of convertible preferred stock warrants to liabilities	$—	$—	$—	$18
Additions of property and equipment under capital lease obligations	$—	$—	$—	$3,338
Conversion of convertible notes and interest into Series B-1, C-1 and D convertible preferred stock	$—	$—	$—	$23,962
Deferred initial public offering costs	$2,490	$—	$—	$2,490

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements December 31, 2013 and 2012 and for the Cumulative

Period from August 10, 1999 (Date of Inception) to December 31, 2013

1. The Company and Basis of Presentation

Revance Therapeutics, Inc. (the Company) was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic applications. Botulinum toxin is a well-characterized protein currently used in numerous aesthetic and therapeutic indications representing a multi-billion dollar market in the United States and other countries. All currently approved and commercially available botulinum toxin products are administered by injection. The Company’s lead product candidate, RT001, is a topical formulation of botulinum toxin type A, which is believed to have significant advantages over existing injectable products and could significantly grow the botulinum toxin market. The Company’s second product candidate, RT002, is a novel injectable formulation of botulinum toxin type A designed to be more targeted and longer lasting than currently available botulinum toxin injectable products. These product candidates combine the Company’s purified botulinum toxin with the Company’s proprietary peptide delivery system. The Company owns the worldwide rights to both of its product candidates.

Since commencing operations in 2002, the Company has devoted substantially all of its efforts identifying and developing product candidates for the aesthetics and therapeutic markets, recruiting personnel and raising capital. The Company has devoted predominantly all of its resources to the preclinical and clinical development of, and manufacturing capabilities for, RT001 and RT002. The Company has never been profitable and has not yet commenced commercial operations. Accordingly, the Company is considered to be in the development stage.

In August 2011, the Company entered into an agreement to sell the business related to its Relastin product line, to Precision Dermatology, Inc. (PDI). In consideration for this sale, Revance received an upfront payment of $50,000 and the right to receive royalties and milestone payments based on future sales of Relastin products by PDI. In accordance with the agreement, the Company will receive royalties equal to at least $300,000 per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement.

The Company has incurred operating losses and negative cash flow from operations in each year since inception. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. The Company has recorded net losses of $52.4 million, $58.3 million and $44.9 million for the years ended December 31, 2013, 2012 and 2011, and had an accumulated deficit during the development stage to December 31, 2013 of $195.9 million and a net working capital deficit of $42.7 million as of December 31, 2013. The Company has funded its operations primarily through the sale and issuance of convertible preferred stock, notes payable and convertible notes. As of December 31, 2013, the Company had capital resources consisting of cash and cash equivalents of $3.9 million. On February 6, 2014, the Company executed an initial public offering (“IPO”) through a sale of 6,900,000 shares of common stock at $16 per share, which raised approximately $102.7 million in proceeds, reduced to $95.6 million after the Medicis payment. The Company believes that its existing cash and cash equivalents and existing credit facility will allow the Company to fund its operating plan through at least the next 15 months.

Reverse Stock Split

In January 2014, the Company’s Board of Directors and stockholders approved an amended and restated certificate of incorporation effecting a 1-for-15 reverse stock split of the Company’s issued and outstanding

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

shares of common stock and convertible preferred stock that was effective on February 3, 2014. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding share and per share amounts included in the accompanying financial statements have been adjusted to reflect this reverse stock split for all periods presented.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the Company’s accounts and those of the Company’s wholly-owned subsidiary and have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany transactions and balances have been eliminated during consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Such management estimates include the fair value of common stock, stock-based compensation, fair value of convertible preferred stock and warrants, fair value of derivatives, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.

Risks and Uncertainties

The product candidates developed by the Company require approvals from the U.S. Food and Drug Administration (FDA) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current and future product candidates will receive the necessary approvals. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its consolidated financial statements.

The Company is subject to risks common to companies in the development stage including, but not limited to, dependency on the clinical and commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, the need for substantial additional financing to achieve its goals, uncertainty of board adoption of its approved products, if any, by physicians and consumers, significant competition and untested manufacturing capabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are held by a single financial institution and all cash is held in the United States of America. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit and money market accounts.

Restricted Cash

Deposits of $585,000 and $660,000 were restricted from withdrawal as of December 31, 2013 and 2012. The restriction is related to securing the Company’s facility lease and expires in 2025 in accordance with the operating lease agreement, as amended. The restrictions on these balances are being released at a rate of $75,000 per year until the balance is $400,000 and then remain at that limit until the end of the lease. These balances are included in restricted cash on the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. The accounting standards define fair value, establish a framework for measuring fair value, and require disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the principal or most advantageous market in which the Company would transact are considered along with assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The accounting standard for fair value establishes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The three levels of inputs that may be used to measure fair value are as follows:

Level 1	—	Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Valuations based on unobservable inputs to the valuation methodology and including data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

The Company did not have any Level 1 or Level 2 financial instruments carried at fair value as of December 31, 2013 or 2012. The Company’s Level 3 instruments consist of the Company’s convertible preferred stock warrant liabilities, derivative liabilities associated with the convertible notes and derivative liabilities associated with the Medicis settlement.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is between three to seven years. Maintenance and repairs that do not extend the life or improve an asset are expensed in the period incurred.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Leasehold improvements are amortized over the lesser of their useful life or the term of the lease. Maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows, attributable to these assets. Should impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from those assets. There have been no such impairments of long-lived assets as of December 31, 2013, 2012 and 2011 and the cumulative period from August 10, 1999 (Date of Inception) to December 31, 2013.

Clinical Trial Accruals

The Company’s clinical trial accrual process seeks to account for expenses resulting from obligations under contracts with clinical research organizations (CROs) and consultants, and under clinical site agreements in connection with conducting clinical trials. Clinical trial costs are charged to research and development expense as incurred. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid asset which will be amortized over the period of time the contracted services are performed. In addition to pass-through costs, the Company incurs costs in clinical trials in three distinct phases as follows:

(i)	Start-up Phase — This phase includes the initial set-up of the clinical trial and usually occurs within a few months after the contract has been executed and includes costs which are expensed ratably over the start-up phase. Start-up phase activities include study initiation, site recruitment, regulatory applications, investigator meetings, screening, preparation, pre-study visits and training.

(ii)	Site and Study Management Phase — This phase includes medical and safety monitoring, and patient administration and data management. These costs are usually calculated on a per patient basis and expensed ratably over the treatment period beginning on the date that the patient enrolls.

(iii)	Close Down and Reporting Phase — This phase includes analyzing the data obtained and reporting results, which occurs after patients have ceased treatment and the database of information collected is locked. These costs are expensed ratably over the close down and reporting phase.

The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The Company determines accrual estimates through reports from and discussion with applicable personnel and outside services providers as to the progress or state of completion of trials, or the services completed. The Company makes estimates of accrued expenses as of each balance sheet date in the consolidated financial statements based on the facts and circumstances known to the Company at that time. The Company’s clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs and other third party vendors.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Revenue

The Company recognizes revenue when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured.

During the years ended December 31, 2006 to December 31, 2011, the Company generated limited revenue from the promotion and sale of Relastin, an over-the-counter topical cream which increases the content of elastin in the skin, resulting in fewer wrinkles and firmer skin. In August 2011, the Company entered into an asset purchase and royalty agreement for the sale of the Relastin product line for $50,000 and royalties on future sales of Relastin. Accordingly under the Relastin asset purchase agreement, the Company recognized royalty revenue of $300,000 during each of the years ended December 31, 2013 and 2012 and $150,000 in milestone revenue in the year ended December 31, 2013 for achievement of a one-time milestone.

License revenue during the years ended December 31, 2013, 2012 and 2011 resulted from a nonrefundable technology license fee which was deferred and recognized over the estimated period of performance. The Company estimated the performance period as the remaining life of the underlying patent at the inception of the license agreement, which was periodically reevaluated. License revenue for the year ended December 31, 2013 resulted from a nonrefundable technology access fee pursuant to an exclusive technology evaluation agreement. The Company received an upfront payment of $0.3 million, which was deferred and is being recognized over the estimated performance period.

Multiple Element Arrangements

The Company records arrangements with multiple deliverables based on the individual units of accounting determined to exist in the arrangement. A deliverable item is considered a separate unit of accounting when the item has value to the parties entering into the arrangement on a stand-alone basis, the delivery or performance of an undelivered item is considered probable and under the Company’s control or represents a legal obligation to the Company. Items are considered to have stand-alone value when the Company could negotiate similar items on a stand-alone basis. When a deliverable does not meet the criteria to be considered a separate unit of accounting, the Company groups it with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration is determined. Consideration is allocated at the inception of the contract to all deliverables based on their relative fair values.

Research and Development Expenditures

Research and development costs are charged to operations as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, clinical trial supplies, fees for clinical trial services, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities. Research and development costs during the year ended December 31, 2012 also included the fair value of technology rights returned to the Company as a result of the Medicis settlement (Note 4).

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differences in accounting for reporting purposes and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities,

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations and comprehensive loss become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2013 and 2012. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal.

Stock-Based Compensation

The Company maintains performance incentive plans under which incentive stock options and nonqualified stock options may be granted to employees and nonemployee consultants.

For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover, and other related factors.

Stock-based compensation expense related to stock options granted to nonemployees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards vest over the time period the Company expects to receive services from the nonemployee.

Warrant Liabilities

The Company has issued freestanding warrants to purchase shares of common stock and convertible preferred stock in connection with certain debt and lease transactions. The Company accounts for these warrants as a liability in the financial statements because either the number of common stock shares issuable under the common stock warrants is not fixed until exercise or because the underlying instrument into which the warrants are exercisable, Series E-3, E-4 or Series E-5 convertible preferred stock, contain deemed liquidation provisions that are outside of the control of the Company.

The warrants are recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the warrant liabilities until: (i) exercise, (ii) expiration of the related warrant, or (iii) conversion of the convertible preferred stock underlying the security into common stock.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Common Stock Warrants

The Company accounts for warrants to purchase shares of its common stock in connection with the 2013 Notes as liabilities at fair value because these warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances, such as change of control. The Company remeasures these warrants to current fair value at each balance sheet date, and any change of fair value is recognized as a change in fair value of the warrant liability in the consolidated statements of operations and comprehensive loss. Common stock warrants classified as equity at inception are recorded to additional paid-in capital at fair value upon issuance.

Convertible Preferred Stock Warrants

The Company accounts for warrants to purchase shares of its convertible preferred stock that are contingently redeemable as liabilities at their estimated fair value because these warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The warrants are subject to remeasurement to fair value at each balance sheet date, and any fair value adjustments are recognized as change in fair value of convertible preferred stock warrant liability in the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the convertible preferred stock warrants, conversion of convertible preferred stock into common stock, or until holders of the convertible preferred stock can no longer trigger a deemed liquidation event.

Derivative Liabilities

The Company has outstanding derivative instruments related to redemption and conversion features embedded within outstanding convertible notes and other derivative instruments related to payment provisions underlying the Medicis settlement and the issuance of the convertible notes in 2013. These derivatives are accounted for as liabilities which will be remeasured to fair value as of each balance sheet date and the related remeasurement adjustments will be recognized in the consolidated statements of operations and comprehensive loss. The derivative liabilities associated with the 2011 Convertible Notes are no longer outstanding due to the conversion of the related convertible notes in March 2013. The Company will continue to record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the related settlement payments have been paid.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no material items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

Net Income (Loss) per Share Attributable to Common Stockholders

The Company calculates its basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, the Company determines whether it has net income attributable to common stockholders, which includes the results of operations, capital contributions and deemed dividends less current period convertible preferred stock non-cumulative dividends. If it is determined that the Company does have net income attributable to common stockholders during a period, the related undistributed earnings are then allocated

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

between common stock and the convertible preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders. The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and common stock warrants are considered common stock equivalents.

Segment Information

Management has determined that the Company operates as one reportable and operating segment which is the treatment of therapeutic and aesthetic conditions. The chief executive officer, who is the Company’s chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has only had limited revenue since its inception, but all of it was derived in the United States and all of the Company’s long-lived assets are maintained in the United States. Also, the Company manages its operations as a single operating segment.

Recent Accounting Pronouncements

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes would not have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have a significant impact on the Company’s consolidated financial statements.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

3. License Agreements

In July 2009, the Company and Medicis Pharmaceutical Corporation (Medicis) entered into a license agreement (License Agreement) granting Medicis worldwide aesthetic and dermatological rights to the Company’s investigational, injectable botulinum toxin type A product candidate in exchange for an upfront payment of $10.0 million plus additional milestone payments. The Company was recognizing these payments as license revenue over the estimated performance period which was estimated as the remaining life of the underlying patent at the inception of the license agreement. In June 2013, the Company entered into an exclusive technology evaluation agreement with the Procter and Gamble Company to co-develop a peptide and explore applications of the TransMTS® delivery technology in two classes of over-the-counter cosmetic compounds. In connection with this agreement, the Company recognized license revenue of $0.2 million during the year ended December 31, 2013, wherebythe Company received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and is being recognized over the estimated performance period. The Company recognized total license revenue of $0.2 million, $0.4 million, $0.5 million, and $1.8 million during the years ended December 31, 2013, 2012 and 2011, and the cumulative period from August 10, 1999 (Date of Inception) to December 31, 2013.

In December 2007, Medicis acquired 144,927 shares of the Company’s Series C-3 convertible preferred stock for $20.0 million, or $138.0 per share. As part of the arrangement, Medicis obtained an option to (i) acquire the Company for 95% of its fair value (the Acquisition Option) or (ii) obtain an exclusive license for the topical delivery of neurotoxin for aesthetic indications in North America (the License Option) at fair value. These options, which were mutually exclusive, could have been exercised if certain triggers had been met. The proceeds from the sale of the Series C convertible preferred stock were recorded at historical cost using the relative fair value method. The aggregate fair value of the Series C-3 convertible preferred stock sold to Medicis was determined to be at $16.6 million which was recorded as convertible preferred stock on the consolidated balance sheets. The Acquisition Option and the License Option were determined to have a fair value which was recorded to additional paid-in capital and deferred revenue.

In February 2007, the Company entered into a license and service agreement and a manufacturing and supply agreement with List Biological Laboratories, Inc. (List Laboratories), a developer of botulinum toxin. The agreement, as amended in April 2009, included certain milestone payments for the preparation of botulinum toxin and the development of the toxin manufacturing process as well as royalties from future sales of botulinum toxin. The Company expensed to research and development $0, $2.0 million, $2.0 million, and $6.8 million for the years ended December 31, 2013, 2012 and 2011, and for the cumulative period from August 10, 1999 (Date of Inception) to December 31, 2013. Included in accruals and other current liabilities on the consolidated balance sheets as of December 31, 2013, 2012 and 2011 are zero, $3.8 million and $1.8 million of accrued milestones which have been met but not yet paid.

The Company and Obagi Medical Products, Inc. (Obagi) are parties to an option and product license agreement (the Obagi Agreement) executed in December 2005. Pursuant to the Obagi Agreement, the Company granted Obagi an option to license certain zinc-based topical skin care products for the regeneration of elastin. The Obagi Agreement’s definition of the license grant limited the grant to the field, which is defined as the physician distribution channel. The Obagi Agreement further provides that the license grant will be nonexclusive with respect to the Company for all purposes related to the Company’s development, manufacture, commercialization and sale of licensed products outside the field and to all prescription products in and out of the field worldwide and to any and all direct-to-consumer distribution channels. The Obagi Agreement required Obagi to make a nonrefundable first option payment of $250,000 upon signing the agreement and, upon exercise of the option, required additional payments as specified in the agreement.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

In December 2006, the Company informed Obagi that Obagi’s offer to sell an anti-aging skincare product called “Obagi Elastiderm Night Eye Cream” (Elastiderm) was a breach of the Obagi Agreement. The Company also provided Obagi with notice of termination of the Obagi Agreement, effective in 30 days, and demanded that Obagi immediately cease and desist from manufacturing, selling or distributing Elastiderm or any other zinc-containing product based on the Company’s zinc technology. In January 2007, the Company notified Obagi that the termination had become effective and that, pursuant to the Obagi Agreement, Obagi has no further rights in, or to develop or use, the licensed products or the licensed technology. The Company also stated that any use by Obagi of the Company’s confidential information would be a breach of the parties’ mutual nondisclosure agreement, as well as a misappropriation of the Company’s trade secrets. The Company also notified Obagi that, pursuant to the Obagi Agreement, the remaining terms of the agreement are null and void, and the Company is entitled to keep the first option payment. Based on these facts and circumstances, the Company believes no future obligation is required and recorded the deferred revenue to other income (expense), net during the year ended December 31, 2011.

4. Medicis Settlement

In October 2012 (the Settlement Date), the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 and RT002 from Medicis. The settlement provided for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million made in November 2012, (ii) $14.0 million to be made upon specified capital raising achievements by the Company (the Proceeds Sharing Arrangement Payment) and (iii) $4.0 million to be made upon the achievement of specified regulatory milestones by the Company (the Product Approval Payment). Beginning on the third anniversary of the Settlement Date, any unpaid amount will begin to accrue interest at a rate of 8% per annum.

The Company made the Proceeds Sharing Arrangement Payment by paying Medicis 15% of cash proceeds received by the Company from specified capital raising achievements. This would be reduced to 10% if cash proceeds from an initial public offering are less than $60.0 million, and further reduced to 5% if cash proceeds are less than $40.0 million. If, prior to the first anniversary of the Settlement Date, the Company completes an acceleration transaction, which includes the following: (i) a change of control, (ii) any initial public offering in which existing stockholders of the Company sell shares or (iii) the Company distributes proceeds to its stockholders relating to a grant of rights to commercialize RT001 or RT002 to a third party, then the amount payable to Medicis would be $12.9 million. If the Company completed an acceleration transaction after the first anniversary of the Settlement Date, then the amount payable would be $14.0 million. The applicable payment would be due within five days following the completion of the acceleration transaction. The Company paid $7.1 million upon the completion of an IPO and $14.0 million in the aggregate in settlement of the Proceeds Sharing Agreement Payment under the October 2012 settlement agreement (see Note 19 Subsequent Events).

The Company determined that the Proceeds Sharing Arrangement Payment and Product Approval Payment are derivative instruments that should be classified as liabilities in the consolidated balance sheets. The derivative liabilities are required to be carried at fair value, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss for each period. The fair value of the Proceeds Sharing Arrangement Payment was estimated to be $12.9 million and the fair value of the Product Approval Payment was estimated to be $2.4 million on the Settlement Date. As a result, the Company determined the fair value of the consideration on the Settlement Date to be $22.3 million.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

The Company first determined the fair value of the reacquired technology rights and the fair value of the Series C-3 convertible preferred stock modification and thereafter allocated $12.3 million of the Medicis settlement consideration ($22.3 million settlement reduced by $10.1 million to eliminate the related deferred revenue) using relative fair value allocation.

The fair value of the reacquired technology rights was determined at the time of the settlement. The Company noted that the $10.0 million non-refundable upfront payment in July 2009 reflected the arm’s length fair value for the initial milestone payment on a preclinical neurotoxin drug candidate and that no significant developments occurred beyond the initial milestone. In addition, the Company did not invest in further development of the related technology. Accordingly, as of the Settlement Date, a similar drug candidate could have been sold to a collaboration partner within a similar industry as the Company, and the non-refundable upfront fees negotiated between both parties, represents a reasonable estimate of fair value of the reacquired technology rights.

The total fair value of the Series C-3 convertible preferred stock, including both the Acquisition Option and the License Option, declined by $3.6 million primarily as a result of termination of the Acquisition Option that would have allowed Medicis to purchase the remaining equity of the Company at a 5% discount to fair value. The Company estimated the fair value of the Acquisition Option as $3.6 million, equal to approximately 5% of the Company’s equity value not already owned by Medicis as of the Settlement Date.

The Company’s management concluded that the fair value of the License Option was insignificant as there was no discount to Medicis because the option gave Medicis the right to license the technology at market value, and that the removal of specified preferential rights were protective rights associated with the options that did not have value without the Acquisition Option. Consequently, the Company did not separately value those rights.

The fair value of the settlement consideration of $22.3 million was first allocated to eliminate $10.1 million of deferred revenue as the settlement agreement terminated all future obligations of the Company. The remaining amount of $12.3 million was then allocated to the reacquired technology rights and the Series C-3 convertible preferred stock modification, using the relative fair value allocation.

Accordingly, the Company recorded the fair value of the consideration of $22.3 million as follows:

•	Reversal of $10.1 million in deferred revenue originating from the Company’s delivery and performance obligations under the RT001 license option and RT002 license;

•	Relative fair value of $9.0 million for the reacquired technology rights, which was recorded as research and development expense; and

•	Relative fair value of $3.2 million for the termination of the Acquisition Option which was recorded as a reduction to additional paid-in capital.

5. Fair Value Measurements

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. These instruments consist of derivative liabilities associated with convertible notes, derivative liabilities

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

associated with the Medicis settlement, common stock warrant liabilities, and convertible preferred stock warrant liabilities are considered Level 3 instruments. The fair value of these instruments was as follows (in thousands):

	As of December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with convertible notes	$4,890	$—	$—	$4,890
Derivative liabilities associated with the Medicis settlement	8,294	—	—	8,294
Common stock warrant liability	3,358	—	—	3,358
Convertible preferred stock warrant liability	1,233	—	—	1,233

Total liabilities measured at fair value	$17,775	$—	$—	$17,775

	As of December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with convertible notes	$1,800	$—	$—	$1,800
Derivative liabilities associated with the Medicis settlement	15,268	—	—	15,268
Convertible preferred stock warrant liability	351	—	—	351

Total liabilities measured at fair value	$17,419	$—	$—	$17,419

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2013 and 2012.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

	Derivative Liability Associated with Convertible Notes	Derivative Liability Associated with the Medicis Settlement	Common Stock Warrant Liability	Convertible Preferred Stock Warrant Liability
Fair value as of December 31, 2011	$13,405	$—	$—	$476
Fair value of financial instruments issued	2,255	15,268	—	—
Change in fair value	(13,860)	—	—	(125)

Fair value as of December 31, 2012	1,800	15,268	—	351
Fair value of financial instruments issued	5,750	—	2,737	139
Payments against Medicis liabilities	—	(6,927)	—	—
Modification remeasurement	—	—	—	1,168
Change in fair value	(2,660)	(47)	621	(425)

Fair value as of December 31, 2013	$4,890	$8,294	$3,358	$1,233

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Level 3 instruments consist of the Company’s derivative liabilities related to the outstanding convertible notes, derivative liabilities related to a litigation settlement, common stock warrant liabilities, and convertible preferred stock warrant liabilities.

The fair values of the derivative liabilities associated with convertible notes were measured using the Monte Carlo valuation methodology (Note 9). Inputs used to determine estimated fair value of these derivative instruments include the probability estimates of potential settlement scenarios for the convertible notes, a present value discount rate and an estimate of the expected timing of settlement. The significant unobservable inputs used in the fair value measurement of the derivatives associated with the convertible notes are the scenario probabilities and the discount rate estimated at the valuation date. Generally, increases (decreases) in the discount rate would result in a directionally opposite impact to the fair value measurement of this derivative instrument. Also, changes in the probability scenarios would have had varying impacts depending on the weighting of each specific scenario. As discussed further in Note 9, heavier weighting towards a change in control, a private investment in public equity transaction (PIPE) or initial public offering would result in an increase in fair value of this derivative instrument.

The fair value of one of the derivative liabilities resulting from the Medicis litigation settlement, specifically the remaining liability for the derivative related to the Proceeds Sharing Arrangement Payment (Note 4) as recognized cash payments against the liability, was measured using an option pricing model (Note 9). Inputs used to determine estimated fair value of this derivative include the equity value of the Company, expected timing of the respective settlement payments, a risk-free interest rate and the expected volatility. The significant unobservable inputs used in the fair value measurement of the Proceeds Sharing Arrangement Payment derivative are the equity value of the Company and the expected timing of the payments at the valuation date. Generally, increases (decreases) in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument.

The fair value of the remaining derivative liability resulting from the Medicis litigation settlement, specifically the derivative related to the Product Approval Payment (Note 4), was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment (Note 9). The significant unobservable inputs used in the fair value measurement of the Product Approval Payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment. Generally, increases (decreases) in probability estimate and decreases (increases) in the credit risk adjustment inputs would result in a directionally similar impact to the fair value measurement.

The fair values of the outstanding common stock warrants and convertible preferred stock warrants were measured using the Black-Scholes option-pricing model (Note 14). Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

6. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2013	2012
Research equipment	$9,045	$8,472
Computer equipment	496	487
Furniture and fixtures	451	428
Leasehold improvements	3,632	3,622
Construction in progress	8,880	326

Total property and equipment	22,504	13,335
Less: accumulated depreciation and amortization	(8,189)	(6,355)

Property and equipment, net	$14,315	$6,980

Depreciation and amortization expense was $1.9 million, $1.8 million, $2.0 million and $8.9 million for the years ended December 31, 2013, 2012 and 2011 and for the cumulative period from August 10, 1999 (Date of Inception) to December 31, 2013.

The Company has cancelable obligations to make future payments to certain vendors that become due and payable during the construction of manufacturing facilities in Newark, California, starting in the year ended December 31, 2013. The arrangement was accounted for as construction-in-progress and the outstanding obligations as of December 31, 2013 were $1.8 million. The Company capitalized interest costs in the amount of $0.5 million, $0 and $0 within construction-in-progress during the years ended December 31, 2013, 2012 and 2011.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2013	2012
Prepaid expenses	$512	$381
Prepaid clinical trial expenses	19	791
Accounts receivable	225	75
Other current assets	69	—

Total prepaid expenses and other current assets	$825	$1,247

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Accrued compensation	$689	$457
Accrued milestones obligations	—	3,775
Accrued clinical trial expenses	169	1,168
Accrued interest on notes payable	478	164
Accrued construction-in-progress obligations	1,757	—
Accrued initial public offering costs	506	—
Other current liabilities	557	437

Total accruals and other current liabilities	$4,156	$6,001

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	As of December 31,
	2013	2012
Deferred initial public offering costs	$2,812	$—
Unamortized debt issuance costs	194	453

Total other non-current assets	$3,006	$453

7. Convertible Notes and Warrants

2006 Convertible Notes and Warrants

In September 2006, the Company issued convertible promissory notes bearing interest at 8.0% per annum in exchange for cash of $3.2 million. The Company issued additional convertible promissory notes under the September 2006 note agreement during the year ended December 31, 2007 for an additional principal amount of $13.8 million. In December 2007, the full principal balance of these convertible promissory notes in the amount of $17.0 million plus accrued interest of $864,000 converted into 279,425 shares of Series C-1 convertible preferred stock at a conversion price of $63.75 per share. In connection with the issuance of the convertible promissory notes during the years ended December 31, 2006 and 2007, the Company issued warrants to purchase 73,487 shares of Series C-1 convertible preferred stock, all with an exercise price of $63.75 per share and a contractual term of five years from issuance. The fair value of the warrants on the issuance date of $2.7 million was recorded as debt discount which was fully amortized to interest expense during the year ended December 31, 2007. These warrants expired unexercised in December 2012.

2009 Convertible Notes

In October and November 2009, the Company issued convertible promissory notes bearing interest at 8.0% per annum in exchange for cash of $5.6 million. In December 2009, the full principal balance of these convertible promissory notes plus accrued interest of $54,000 converted into 84,889 shares of Series D convertible preferred stock at a conversion price of $66.75 per share.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

2011 Convertible Notes and Common Stock Warrants

In January 2011, the Company entered into a convertible promissory note agreement (the 2011 Notes) to borrow up to $15.0 million in three installments in the form of convertible debt. In May 2011, the Company amended the credit facility to modify the maturity date of the initial three installments and borrowed an additional amount of $30.0 million from new investors. Between September and December 2012, the Company completed three additional installments of 2011 Notes in the amount of $18.2 million. Of the 2011 Notes issued, an aggregate of $40.6 million were issued to related parties of which $30.9 million were issued to existing stockholders with holdings of 5% or more of the outstanding equity of the Company at the time of issuance. These holders were determined to be related parties because they include holders of convertible preferred stock and board members who can influence the conversion or redemption of the 2011 Notes. The holders of the 2011 Notes were entitled to receive payment equal to 150% of the aggregate amount of the outstanding principal and all accrued interest and fees if the notes were paid upon maturity. All of the 2011 Notes bore simple interest at a rate of 8.0% per annum and were scheduled to mature in May 2013. The principal and accrued interest on the 2011 Notes was convertible (i) upon a future issuance of the Company’s convertible preferred stock into that same stock at a conversion price equal to 66 2/3% of the price per share paid in our initial public offering; (ii) upon an initial public offering into common stock at a conversion price equal to 40% of the price per share paid in the initial public offering; or (iii) upon a PIPE transaction into common stock at a conversion price equal to 40% of the price per share paid in the PIPE. In addition, a payment equal to 300% of the outstanding principal and accrued interest was required upon an acquisition or an asset transfer of the Company and the 2011 Notes were able to be prepaid at any time before maturity with a payment equal to 150% of the outstanding principal and accrued interest at the time of payment. The 2011 Notes were secured by substantially all the assets of the Company but were subordinate to the interests of the Hercules Notes Payable (Note 8).

In conjunction with a Series E-5 convertible preferred stock offering in the year ended December 31, 2013, the Company, with the consent of at least 75% of the Convertible Note holders, amended the Note and Warrant Purchase Agreement under which the 2011 Notes were issued to allow for the conversion of 2011 Notes into 4,748,484 shares of Series E-4 convertible preferred stock. The outstanding principal and accrued interest of the 2011 Notes of $71.0 million were converted at a price equal to 66 2/3% of the Series E-5 offering price of $22.425 per share per the terms of the 2011 Notes. The modification of the 2011 Notes was treated as an extinguishment of debt, in which the resulting issuances of Series E-4 convertible preferred stock was recorded at its estimated fair value on the date of the extinguishment. The difference in the estimated fair value of the Series E-4 convertible preferred stock and the carrying values of the outstanding principal, accrued interest and the remaining debt issuance costs related to the 2011 Notes was recorded as a capital contribution in the amount of $32.0 million which was recognized to additional paid-in capital during the year ended December 31, 2013. The Company recognized the capital contribution as such because, immediately prior to the conversion, substantially all of the holders of the 2011 Notes were holders of the Company’s outstanding capital stock. In addition, the Company remeasured the embedded derivative to its fair value of approximately zero immediately prior to the conversion of the 2011 Notes in March 2013, as the execution of a qualified financing approached certainty, resulting in a gain of $1.8 million.

The Company incurred debt issuance costs of $43,000 and $277,000 during the years ended December 31, 2012 and 2011 in connection with the issuance of the 2011 Notes. These amounts were recorded as a deferred charge to be amortized to interest expense over the terms of the borrowings. The Company recognized interest expense from the amortization of the debt issuance costs of $62,000, $145,000 and $72,000 during the years ended December 31, 2013, 2012 and 2011. The unamortized debt issuance costs balances were $103,000 and $205,000 as of December 31, 2012 and 2011. There was no unamortized debt issuance cost balance as of December 31, 2013 as the 2011 Notes were no longer outstanding.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Also in connection with the issuance of the 2011 Notes, the Company issued warrants to purchase 192,639 shares of common stock and with a fair value of $463,000 during the year ended December 31, 2011 and warrants to purchase 77,521 shares of common stock and with a fair value of $153,000 during the year ended December 31, 2012, all with an exercise price of $0.15 per share. The relative fair value of the warrants was recorded as debt discount which was amortized to interest expense over the loan term. The Company recognized interest expense of $214,000, $260,000 and $148,000 from the amortization of the warrant related debt discounts during the years ended December 31, 2013, 2012 and 2011. The unamortized warrant related debt discount balances were $214,000 and $320,000 as of December 31, 2012 and 2011. There was no unamortized warrant related debt discount balance as of December 31, 2013 as the 2011 Notes were no longer outstanding.

Also in connection with the 2011 Notes, the Company determined that the conversion and redemption features were embedded derivatives requiring bifurcation and separate accounting. Accordingly, the Company recorded a derivative liability of $2.3 million for the 2011 Notes issued during the year ended December 31, 2012. The fair value of the derivative liabilities associated with the 2011 Notes at the time of issuance was recognized as an additional debt discount and was amortized to interest expense over the term of the 2011 Notes. The Company recognized interest expense of $2.8 million, $7.1 million and $3.7 million from the amortization of the derivative liability related debt discounts during the years ended December 31, 2013, 2012 and 2011. In the year ended December 31, 2013, the 2011 Notes converted into shares of Series E-4 convertible preferred stock. Immediately prior to the conversion, the Company determined that the fair value of the derivative liabilities associated with the convertible notes were reduced to zero. The unamortized derivative related debt discount balance was $4.6 million as of December 31, 2012. There was no unamortized derivative related debt discount balances as of December 31, 2013 as the 2011 Notes were no longer outstanding. As of the date of conversion, the Company was in compliance with all covenants in the 2011 Notes.

2013 Convertible Notes and Common Stock Warrants

In October 2013, the Company entered into a convertible promissory note and warrant agreement (the 2013 Notes) to borrow up to $30.0 million. The Company borrowed $19.4 million in the fourth quarter of 2013. The 2013 Notes bear interest at 12% per annum and mature in October 2014. The principal and interest under the 2013 Notes are convertible into (i) shares of convertible preferred stock in the next qualified financing at the per share price to the public of the stock sold in the financing or (ii) shares of common stock upon an IPO at the per share price of the stock sold in the IPO, if either event occurs prior to maturity of the 2013 Notes. If such conversion occurs prior to the notes maturity on October 2014, the unpaid accrued interest shall also include any interest that would have accrued had the 2013 Notes remained outstanding through October 2014. If upon maturity a qualified preferred stock financing or IPO has not occurred, the holders may convert their notes into shares of Series E-5 at $22.425 per share. Upon a liquidation event, acquisition or asset sale of the Company before the notes are converted or repaid, the convertible notes will be either, at the election of the holder, (i) repaid at 300% of the original principal plus accrued interest or (ii) converted into shares of Series E-5 convertible preferred stock at $22.425 per share. The 2013 Notes may not be prepaid without written consent of the holders of at least two thirds of the aggregate principal amount, but upon consent, will be repaid at 150% of the outstanding principal plus accrued interest to the date of the prepayment. The 2013 Notes are secured by all of the Company’s assets, excluding intellectual property.

In connection with the 2013 Notes, the Company issued warrants to purchase common stock to the 2013 Note holders. The number of warrants issued will be equal to (i) the aggregate number of shares issuable upon conversion of the notes multiplied by 25% or (ii) 25% of the aggregate principal amount of the notes divided by $1.3455 if the notes have not converted or been repaid at the time of exercise. The common stock warrants will

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

have an exercise price of $0.15 per share and will expire if not exercised on the earlier to occur of (i) the Company’s IPO, (ii) an acquisition or asset transfer of the Company or (iii) seven years from the date of issuance. The fair value of the warrants of $2.7 million was classified as a liability and recorded as a debt discount that will be amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense $1.3 million for the amortization of the warrant and embedded derivative related debt discount for the year ended December 31, 2013. The unamortized debt discount balance was $7.2 million as of December 31, 2013. As of December 31, 2013, the 2013 Notes were recorded on the balance sheet as $12.2 million, which is the amount of the total borrowings of $19.4 million, net of $7.2 million of unamortized debt discount.

The outstanding principal amount balance and any accrued interest through October 7, 2014 on the 2013 Notes converted into 1,637,846 shares of common stock, and the warrants were net exercised effective immediately upon the Company’s IPO in February 2014. (See Note 19 Subsequent Events).

Interest Expense

The accrued interest, and related interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs which are generally derived from cash payments related to the issuance of convertible notes and notes payable and which are capitalized on the consolidated balance sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with convertible notes which are also capitalized on the consolidated balance sheets and (iii) interest recognized on convertible notes which were not paid but instead converted into shares of convertible preferred stock. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments. The interest expense by cash and non-cash components is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash related interest expense(1)	$(1,590)	$(2,302)	$(3,112)
Non-cash interest expense — debt issuance costs	(490)	(300)	(230)
Non-cash interest expense — warrant and derivative related debt discounts	(4,128)	(7,427)	(4,904)
Non-cash interest expense — convertible notes	(9,409)	(18,930)	(9,544)
Capitalized interest expense(2)	453	—	—

Total interest expense	$(15,164)	$(28,959)	$(17,790)

(1)	Cash related interest expense included interest payments to Hercules Notes Payable and Essex Notes.
(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

8. Notes Payable

In November 2008, the Company entered into two secured promissory notes (the Venture Debt) with two venture debt lenders for $8.0 million. These secured promissory notes bore interest at the prime rate plus 5.5% per annum. Starting in January 2009, the Venture Debt was to be repaid in 36 equal monthly payments of principal and interest. The secured promissory notes were secured by all assets of the Company. In connection with this financing, the Company issued warrants to purchase 8,727 shares of Series C-2 convertible preferred stock with exercise prices of $82.50 per share. The fair value of the warrants at the time of issue of $593,000 was

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

recorded as a debt discount and was amortized to interest expenses over the term of the loan. The warrants expired unexercised in December 2009.

In May 2010, the secured promissory notes underlying the Venture Debt were amended to provide for additional funding of $11.0 million and to add an additional lender. The additional funding bore interest at the prime rate plus 5.5% per annum and was to be repaid in 33 equal monthly payments of principal and interest. During the years ended December 31, 2010 and 2011, the interest rate on the Venture Debt was 10.5% per annum. In connection with this financing, the Company issued warrants to purchase 30,561 shares of Series D convertible preferred stock with an exercise price of $66.75 per share. The fair value of the warrants at the time of issue of $1.1 million was recorded as a debt discount and was amortized to interest expense using the effective interest method over the term of the loan. The Company recognized interest expense of $437,000 from the amortization of the Venture Debt related debt discount during the year ended December 31, 2011.

In September 2011, the Company entered into a loan and security agreement with Hercules Technology Growth Capital (the Hercules Notes Payable), a venture financing firm, for $22.0 million. From the proceeds of the Hercules Notes Payable, $7.0 million was used to fully repay the principal and accrued interest due under the Venture Debt. At the time of the Venture Debt repayment, the remaining unamortized debt discount of $579,000 was written-off to interest expense.

The Hercules Notes Payable matures in March 2015, is secured by all assets of the Company, and bears interest at the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25% per annum and contains covenants that require, among other things, that the Company seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 30 days after the end of each month. Starting in July 2012, the loan is to be repaid in 33 equal monthly payments of principal and interest of $764,000 plus an end of term payment of $500,000 if the loan is prepaid, or $400,000 if paid upon maturity. The loan also allows for prepayment at any time with a moving premium ranging from 1% to 4% of $15.0 million, depending on when the prepayment occurs.

In connection with the Hercules Notes Payable, the Company issued warrants to purchase 17,977 shares of Series D convertible preferred stock at $66.75 per share. The fair value of the warrants of $122,000 was recorded as a debt discount and is amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $70,000, $35,000 and $9,000 from the amortization of the warrant related debt discount for the years ended December 31, 2013, 2012 and 2011. The unamortized debt discount balance was $43,000, $78,000 and $113,000 as of December 31, 2013, 2012 and 2011. The Company incurred $544,000 of debt issuance costs in connection with the Hercules Notes Payable which is also being amortized to interest expense over the term of the borrowings. The Company recognized interest expense of $155,000, $155,000 and $39,000 from the amortization of the debt issuance costs during the years ended December 31, 2013, 2012 and 2011. The unamortized debt issuance costs balances were $194,000, $350,000 and $505,000 as of December 31, 2013, 2012 and 2011.

On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital (the “Essex Notes”) to finance the completion and installation of the Company’s RT001 commercial fill/finish line (“the Fill/Finish Line”). Under the Loan and Lease Agreement, with the issuance of each Note the Company will issue warrants (“Warrants”) to purchase its capital stock. Upon acceptance of the Fill/Finish Line by the Company, Essex Capital will purchase the Fill/Finish Line at the original invoice amounts in exchange for extinguishing the balances due under the Notes. Concurrently with this sale, the Company will lease the Fill/Finish Line from Essex Capital for a fixed monthly payment to be paid over three years. At the end of the lease the Company will have the option to purchase the

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Fill/Finish Line for 10% of the original purchase amount. During the term of the Notes, the Company will make interest only payments. The Notes must be repaid in full if the Fill/Finish Line is not accepted and the sale-leaseback is not executed prior to the one year anniversary of the Notes. These bear interest at 11.5% until the completion of the initial public offering in February 2014. Subsequent to the initial public offering the notes bear interest at 10.375% per annum. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility, and an additional $2.5 million in January 2014 under short-term notes (see Note 19).

In connection with the Essex Notes, the Company issued warrants to purchase shares of Series E-5 convertible preferred stock, which converted to warrants to purchase common stock upon the Company’s IPO. The Company is required to issue the warrants regardless of whether it draws down the full $10.8 million under the agreement or not, unless it chooses to discontinue construction of the equipment. In December 2013, we drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility and issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock, and drew down an additional $2.5 million in January 2014 under short-term notes and issued warrants to purchase an additional 12,345 shares of Series E-5 convertible preferred stock. Convertible preferred stock warrants were granted for all notes issued before the IPO in February 2014. Subsequent to the February 2014 IPO, the previously issued warrants to purchase shares of Series E-5 convertible preferred stock converted into warrants to purchase shares of common stock. Common stock warrants will be issued for all notes issued after the February 2014 IPO and the number of shares of common stock to be issued pursuant to these warrants will be determined by dividing 10% of the principal amount of the notes divided by $12.96. The fair value of the warrants at the issuance date of $0.1 million and debt issuance costs totaling $0.03 million were recorded as discount on debt, and will be amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense $4,000 for the amortization of the warrant related debt discount for the year ended December 31, 2013. The unamortized debt discount balance was $0.2 million as of December 31, 2013.

As of December 31, 2013, future principal payments under the Notes Payable are as follows (in thousands):

Year Ending December 31,
2014	$10,897
2015	2,641

Total principal payments	13,538
Less: debt discount	(204)
Less: current portion	(10,702)

Long-term portion of notes payable	$2,632

The Company made principal and interest payments on the Hercules Notes Payable and the Essex Notes in the amount of $9.2 million and zero, respectively, during the year ended December 31, 2013.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

9. Derivative Liabilities

The fair value of the outstanding derivative liabilities was (in thousands):

	As of December 31,
	2013	2012
Derivative liabilities associated with convertible notes	$4,890	$1,800
Derivative liabilities associated with Medicis settlement — Proceed sharing payment	6,684	12,880
Derivative liabilities associated with Medicis settlement — Product approval payment	1,610	2,388

Total fair value of outstanding derivatives	$13,184	$17,068

Derivative Liabilities associated with 2011 Convertible Notes

During the years ended December 31, 2012 and 2011, the Company issued convertible notes in the amount of $63.3 million in the aggregate (Note 7). The 2011 Notes had conversion and redemption features related to the conversion of the notes which were determined to be embedded derivatives requiring bifurcation and separate accounting. Accordingly, the Company recorded a derivative liability of $2.3 million associated with the 2011 Notes issued during the year ended December 31, 2012 and a derivative liability of $13.0 million associated with the convertible notes issued during the year ended December 31, 2011. The fair value of these derivative instruments was recognized as an additional debt discount and as a derivative liability on the consolidated balance sheets upon issuance of the respective convertible notes. The derivative liability required periodic remeasurements to fair value while the derivative was still outstanding and, accordingly, the Company recognized remeasurement gains for this instrument during the year ended December 31, 2013 and 2012 of $1.8 million and $13.9 million. The fair value of the derivative liabilities associated with convertible notes was determined upon issuance using a with-and-without valuation methodology with the following weighted-average assumptions:

	During the year ended December 31,
	2012	2011
Expected term (in years)	0.6	2.1
Discount rate	55.0%	55.0%
Weighted-average scenario probabilities
Maturity	5.0%	20.0%
Qualified financing	70.0%	30.0%
Initial public offering	14.0%	20.0%
PIPE	0.0%	10.0%
Change in control	11.0%	20.0%

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

The fair value of the derivative liabilities associated with convertible notes was determined as of December 31, 2012 and 2011 using the with-and-without valuation methodology with the following weighted-average assumptions:

	As of December 31,
	2012	2011
Expected term (in years)	0.4	1.4
Discount rate	55.0%	55.0%
Weighted-average scenario probabilities
Maturity	5.0%	10.0%
Qualified financing	93.0%	50.0%
Initial public offering	0.0%	25.0%
PIPE	0.0%	0.0%
Change in control	2.0%	15.0%

The remeasurement adjustments at each financial reporting date were reflected in the consolidated statements of operations and comprehensive loss as change in fair value of derivative liabilities associated with the convertible notes and the fair value of the derivatives was recorded as a current obligation as of December 31, 2012. The related convertible notes converted into shares of Series E-4 convertible preferred stock during the year ended December 31, 2013 (Note 7) at which time these embedded derivatives associated with the convertible notes were also settled. Immediately prior to the conversion, the Company reduced the fair value of the embedded derivatives to zero as the execution of a qualified financing approached certainty.

Derivative Liabilities Associated with 2013 Convertible Notes

During the fourth quarter of the year ended December 31, 2013, the Company issued convertible promissory notes (the “2013 Notes”) in the amount of $19.4 million in aggregate (Note 7). The 2013 Notes has conversion and redemption features related to the conversion of the notes which were determined to be embedded derivatives requiring bifurcation and separate accounting. Accordingly, the Company recorded an embedded derivative liability of $5.8 million associated with the 2013 Notes on the date of issuance. The fair value of these derivative instruments was recognized as an additional discount and as a derivative liability on the consolidated balance sheets upon issuance of the respective convertible notes. The derivative liability required periodic remeasurements to fair value while the derivative was still outstanding and accordingly, the Company recognized remeasurement gains for the 2013 Notes during the year ended December 31, 2013 of $0.9 million.

The fair value of the derivative liabilities associated with convertible notes was determined upon issuance in 2013 using “Monte Carlo” simulation with the following weighted-average assumptions:

As of Issuance
Expected term (in years)	0.9
Discount rate	15.0%
Weighted-average scenario probabilities:
Maturity	5.0%
Qualified financing	20.0%
Initial public offering	60.0%
Change in control	15.0%

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

The fair value of the derivative liabilities associated with convertible notes was determined as of December 31, 2013 using the “Monte Carlo” simulation with the following weighted-average assumptions:

As of December 31, 2013
Expected term (in years)	0.8
Discount rate	16.5%
Weighted-average scenario probabilities
Maturity	5.0%
Qualified financing	5.0%
Initial public offering	80.0%
Change in control	10.0%

The outstanding principal amount balance and any accrued interest through October 7, 2014 on the 2013 Notes converted into 1,637,846 shares of common stock upon the Company’s IPO in February 2014 (Note 19).

Derivatives Related to Medicis Settlement

In October 2012, the Company entered into a settlement with Medicis that resulted in the Company reacquiring rights from Medicis and terminating their contractual relationship. In the settlement, the Company agreed to pay Medicis an aggregate of up to $25.0 million consisting of (i) $7.0 million payable at the execution of the settlement agreement; (ii) $14.0 million payable based on the Proceeds Sharing Arrangement whereby 15% of specified types of cash proceeds received by the Company are to be remitted to Medicis until the full $14.0 million is paid (an aggregate of $6.9 million of which was paid to Medicis in April and May 2013); and (iii) $4.0 million payable due upon marketing approval of RT001 or RT002 in the United States or any major European market (Note 4). The Company determined that the settlement provisions related to the Proceeds Sharing Arrangement Payment in (ii) and the Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability at the time of settlement and periodic fair value remeasurements going forward. The fair value of the Proceeds Sharing Arrangement Payment was estimated to be $12.9 million and the fair value of the Product Approval Payment was estimated to be $2.4 million upon issuance in October 2012 and as of December 31, 2012. The fair value of the Proceeds Sharing Arrangement Payment derivative was initially determined using an option pricing model with the following assumptions: expected term of 0.75 years, risk-free rate of 0.2% and volatility of 46%. This valuation was heavily weighted toward an initial public offering being the most likely outcome for the Company at that time.

The fair value of the Product Approval Payment derivative was determined by estimating the timing and probability of the related approval and multiplying the payment amount by this probability percentage and a discount factor assuming a term of two years and a risk-free rate of 0.25%.

As a result of the Series E-5 convertible preferred stock offering which took place during the year ended December 31, 2013 (Note 13) and in accordance with the Medicis settlement agreement (Note 4), the Company made payments in the amount of $6.9 million to Medicis against the Proceeds Sharing Arrangement Payment during year ended December 31, 2013.

As of December 31, 2013, the Proceeds Sharing Arrangement Payment derivative and the Product Approval Payment derivative were remeasured to fair value. The fair value of the Proceeds Sharing Arrangement Payment derivative as of December 31, 2013 of $6.7 million was determined using an option pricing model with the following assumption: expected term of 0.1-0.5 years, risk-free rate of 0.01% — 0.10% and volatility of 37.0%

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

— 47.5%. The fair value of the Product Approval Payment derivative as of December 31, 2013 in the amount of $1.6 million was determined by updating the estimate of the timing and probability of the related approval and a discount factor assuming a term of 3.25 years, a risk-free rate of 0.9% and a credit risk adjustment of 6%.

As a result of the fair value measurements during the year ended December 31, 2013, the Company recognized a $0.05 million aggregate gain during the period. This loss was made up of a $0.7 million loss from the remeasurement of the Proceeds Sharing Arrangement Payment, due to the updated estimate of the timing of the related payments, and a $0.8 million gain from the remeasurement of the Product Approval Payment, due to the updated estimate of the probability of the related product approval. The Company will record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the related settlement payments have been paid.

10. Capital Leases

In connection with the purchases of machinery and equipment in the year ended December 31, 2010, the Company entered into multiple sale and lease-back transactions. These sale and lease-back transactions involved the Company purchasing machinery and equipment for $3.3 million and recording depreciation expense of $258,000. The lessor then purchased the equipment from the Company at its original purchase price resulting in a gain of $258,000 in the year ended December 31, 2010. These leases were deemed capital leases as the present value of the future payments exceeded 90% of the fair market value of the equipment. Under these leases, the Company will make monthly payments of $108,000 to the lessor over three years and on a month-to-month basis following such period.

The cost and accumulated depreciation for assets under capital leases, which were included in property and equipment, are as follows (in thousands):

	As of December 31,
	2013	2012
Cost	$3,371	$3,417
Accumulated depreciation	(2,134)	(1,481)

Net book value	$1,237	$1,936

The depreciation expense of these leased assets was $653,000, $683,000, $683,000 and $2.1 million for the years ended December 31, 2013, 2012 and 2011 and the cumulative period from August 10, 1999 (Date of Inception) to December 31, 2013.

The Company issued warrants to purchase 3,531 shares of Series D convertible preferred stock in conjunction with these capital leases. The fair value of the warrants at the time of issue of $182,000 was recorded as a debt discount and is being amortized to interest expense over the term of the lease arrangement. The Company recognized interest expense of $42,000, $61,000 and $61,000 from the amortization of the warrant related debt discount for the years ended December 31, 2013, 2012 and 2011. The unamortized debt discount balances were zero, $42,000 and $103,000 as of December 31, 2013, 2012 and 2011.

The Company made regular payments on these leases in the amount of $1.0 million during the year ended December 31, 2013.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

11. Commitments and Contingencies

Facility Lease

In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2025. This facility will be used for research, manufacturing, and administrative functions. Under the terms of the lease agreement, the Company will make total rent payments of $52.8 million for a period of twelve years commencing in January 2010 which was determined to be an operating lease. The payments escalate over the term of the lease, however, the Company recognizes the expense on a straight-line basis over the life of the lease.

Rent expense for the years ended December 31, 2013, 2012 and 2011, and for the cumulative period from August 10, 1999 (Date of Inception) to December 31, 2013 was $4.4 million, $4.4 million, $4.4 million, and $20.2 million, respectively.

As of December 31, 2013, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2014	$4,376
2015	4,488
2016	4,604
2017	4,723
2018 and thereafter	20,409

Total payments	$38,600

Other Milestone-Based Commitments

The Company has obligations to make future milestone payments to List Laboratories that become due and payable on the achievement of certain development, regulatory and commercial milestones. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.

Purchase Commitments

The Company has certain commitments from outstanding purchase orders related to the acquisition of equipment to be installed in the Company’s manufacturing facility. These agreements, which total $10.5 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is not subject to any current pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

No amounts associated with such indemnifications have been recorded to date.

12. Common Stock

As of December 31, 2013, the Company was authorized to issue up to 224,000,000 shares of par value $0.001 per share common stock.

During the years ended December 31, 2002 and 2003, the Company issued 180,533 shares of common stock in exchange for intellectual property. The Company also issued 1,666 shares of common stock during the year ended December 31, 2002 in exchange for services rendered. As of December 31, 2013 and 2012, the Company had 3,333 shares of common stock subject to repurchase. The Company has also issued shares of common stock as a result of stock option exercises throughout its existence. Common stockholders are entitled to dividends when and if declared by the Board of Directors subject to the prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote. The common stockholders voting as a class are entitled to elect one member to the Company’s Board of Directors. As of December 31, 2013, no dividends have been declared.

The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2013	2012
Issuances under stock incentive plans	202,562	339,300
Conversion of convertible preferred stock	8,689,999	1,741,432
Issuances upon exercise of convertible preferred stock warrants	184,486	82,262
Issuances upon exercise of common stock warrants	760,087	267,166

	9,837,134	2,430,160

13. Convertible Preferred Stock

Upon completion of the Company’s IPO in February 2014, the shares of convertible preferred stock were converted into common stock.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

As December 31, 2013, outstanding convertible preferred stock was comprised of the following (in thousands, except share and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Value per Share	Liquidation Value
Series E-1	5,834,206	387,241	$22.425	$8,684
Series E-2	8,914,007	585,559	22.425	13,131
Series E-3	17,710,373	1,150,341	22.425	25,797
Series E-4	72,551,683	4,748,468	22.425	106,485
Series E-5	40,000,000	1,818,390	33.637	61,167

	145,010,269	8,689,999		$215,264

As of December 31, 2012, outstanding convertible preferred stock was comprised of the following (in thousands, except share and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Value per Share	Liquidation Value
Series A	820,920	54,728	$33.00	$1,806
Series B-1	2,997,357	199,375	53.10	10,587
Series B-2	2,022,653	134,843	69.60	9,375
Series C-1	5,293,699	279,425	95.70	26,720
Series C-2	2,494,363	161,212	123.75	19,950
Series C-3	2,228,260	144,927	207.00	30,000
Series D	11,741,573	542,875	166.95	90,592

	27,598,825	1,517,385		$189,030

During the year ended December 31, 2013, the Company raised $40.8 million through the issuance of 1,818,390 shares of Series E-5 convertible preferred stock at a price of $22.425 per share. In addition, the Company issued approximately 4.8 million shares of Series E-4 convertible preferred stock with the conversion of the outstanding principal and accrued interest of the 2011 Notes (Note 7). Also in March 2013, in conjunction with the Series E-5 preferred stock financing, the Company’s previously outstanding convertible preferred stock was exchanged for shares of Series E convertible preferred stock as follows: (i) Series A and B convertible preferred stock converted into Series E-1 convertible preferred stock on a 1-for-1 basis, (ii) Series C convertible preferred stock converted into Series E-2 convertible preferred stock on a 1-for-1 basis, and (iii) Series D convertible preferred stock converted into Series E-3 convertible preferred stock on a 1-for-2.119 basis. Upon the exchange of the prior series of convertible preferred stock into the respective Series E convertible preferred stock, all outstanding shares of Series A, B-1, B-2, C-1, C-2, C-3 and D convertible preferred stock were surrendered and cancelled. The exchange of the prior shares of convertible preferred stock into the respective series of Series E convertible preferred stock was accounted for as a preferred stock extinguishment. As a result of the preferred stock extinguishment and the related conversion, the Company recognized a capital contribution of $74.9 million as a benefit to net income per share attributable to common stockholders during the year ended December 31, 2013. The $74.9 million capital contribution was calculated based on the difference between the fair value of the newly issued shares of Series E convertible preferred stock as a result of the exchange and the carrying value of the previously outstanding shares of Series A, B-1, B-2, C-1, C-2, C-3 and D convertible preferred stock. The fair value of the Series E convertible preferred stock was estimated by the Company’s Board

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

of Directors with assistance from a third party valuation that utilized methodologies and assumptions consistent with the March 31, 2013 common stock valuation. The March 31, 2013 valuation was prepared on a minority, nonmarketable interest basis. The Company’s aggregate enterprise value was determined using the income approach and a form of market approach under the probability weighted expected return method or the PWERM. Under the PWERM market-based approach, all of the shares of Company’s convertible preferred stock are assumed to convert automatically upon the closing of an initial public offering. The elimination of economic rights and preferences between each of the classes of Series E convertible preferred stock in connection with an initial public offering results in fair values that are equal across each class of shares. The Series E-1, E-2, E-3, E-4 and E-5 convertible preferred stock were valued at $15.00 per share prior to any discount for lack of marketability. Under the income approach, the value of each security is conditioned upon its respective rights and restrictions, including liquation preference, ranking, and conversion rights, such that shares of Series E-1, E-2, E-3 and E-4 convertible preferred stock are valued less than shares of Series E-5 convertible preferred stock. The Series E-5 convertible preferred stock was valued at $33.60 per share prior to any discount for lack of marketability, while the Series E-4, E-3, E-2, and E-1 convertible preferred stock were valued at $12.60, $1.95, $1.05, and $0.75 per share prior to any discount for lack of marketability based on the change of control scenarios considered in the March 31, 2013 valuation. The resulting convertible preferred stock fair values were then weighted by estimating a 60% probability to the fair value determined under the PWERM market-based approach and a 40% probability to the fair value determined under the income approach. The outcome of this weighted-average Series E-5 convertible preferred stock value was concluded to be $22.50 per share, which reconciles to the Series E-5 convertible preferred stock issue price. The same weighting was applied to all of the other convertible preferred stock securities to derive their concluded values, all of which were below the concluded value for the Series E-5 convertible preferred stock.

The Series E-5 preferred stock financing occurred in multiple closings during the year ended December 31, 2013. Included in the first closing in February 2013 was a $2.1 million forward purchase commitment by the purchaser to buy an additional 93,333 shares of Series E-5 convertible preferred stock. This commitment was determined to be a liability since it embodied an obligation that could have required settlement by transfer of assets if the underlying convertible preferred stock was redeemed. The fair value of the liability upon issuance was not significant and the commitment was settled during the March 2013 closings. The purchasers in the first closing, who paid a higher per share price than the purchasers in the second closing, were provided with an additional 7,911 shares of Series E-5 convertible preferred stock to bring their per share equal to the per share price paid by the purchasers in the March 2013 closings. The fair value of the additional share issuance was recognized as a deemed dividend of $177,000 during the year ended December 31, 2013. The capital contribution for the extinguishment of the prior convertible preferred stock and the deemed dividend for the additional share issuance only impact the net income per share attributable to common stockholders for the period (Note 16).

The Company recorded the convertible preferred stock at fair value on the dates of issuance. The Company classifies the convertible preferred stock outside of stockholders’ deficit (as Mezzanine) because the shares contain liquidation features that are not solely within the Company’s control. For the year ended December 31, 2013, the Company did not adjust the carrying values of the convertible preferred stock to the deemed redemption values of such shares since a liquidation event was not probable. Subsequent adjustments to increase the carrying values to the ultimate redemption values will be made only when it becomes probable that such a liquidation event will occur.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

The rights, preferences and privileges of the convertible preferred stock as of December 31, 2013 are as follows:

Conversion

Each share of convertible preferred stock is convertible, at the option of the holder and at any time, into that number of fully paid and non-assessable shares of common stock determined by dividing the original issue price by the then applicable conversion price. The original issue price for each share of Series E-1, E-2, E-3, E-4 and E-5 is $22.425 per share and the conversion price is the same as the original issue price, therefore, the Series E-1, E-2, E-3, E-4 and E-5 will convert on a 1-for-1 basis. The convertible preferred stock is automatically convertible into common stock at the then-current conversion rate upon (i) a vote of a majority of the holders of the outstanding convertible preferred stock, including a majority of the holders of the Series E-5 shares, (ii) an initial public offering and vote of a majority of the holders of the outstanding convertible preferred stock, and (iii) an initial public offering with an offering price equal to at least $22.425 per share of common stock and proceeds of at least $50.0 million. The respective conversion prices are subject to adjustment upon any future stock splits or stock combinations, reclassifications or exchanges of similar shares, or upon a reorganization, merger or consolidation of the Company. In addition, the conversion prices are subject to adjustment upon a future down round preferred stock financing at a price per share below the stated conversion prices for each series of preferred stock. Each of these provisions related to the potential adjustment of the conversion prices provide protection for the preferred stock holders in the event of potential dilution to the shares with a primary purpose of keeping the investors whole. Upon a future stock split or stock combination, reclassification or exchange of similar shares, or upon a reorganization, merger or consolidation of the Company, the respective conversion prices will be adjusted without an accounting impact. Upon a future down round issuance of shares which results in a conversion price adjustment, the impacted series of preferred stock will be assessed for potential modification or extinguishment accounting depending on all the facts and circumstances surrounding the related issuance. The embedded conversion option was determined to not be a derivative liability as this feature was clearly and closely related to the convertible preferred stock equity host.

Voting

Each share of convertible preferred stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with the common stock.

As long as at least 200,000 shares of Series E-5 convertible preferred stock remain outstanding, the holders of the Series E-5 convertible preferred stock, voting separately as a single class, are entitled to elect three directors; as long as 166,666 shares of Series E-1 convertible preferred stock remain outstanding, the holders of Series E-1 convertible preferred stock, voting separately as a single class, are entitled to elect two directors; as long as at least 200,000 shares of Series E-2 convertible preferred stock remain outstanding, the holders of Series E-2 convertible preferred stock, voting separately as a single class, are entitled to elect one director; the holders of the common stock, voting separately as a single class, are entitled to elect one director of the Company; and the holders of (i) a majority of the common stock and (ii) a majority of the convertible preferred stock, voting together as single class, are entitled to elect all remaining directors of the Company.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series E-1, E-2, E-3, E-4 and E-5 convertible preferred stock are entitled to be paid out of the

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

assets of the Company an amount per share equal to $22.425, $22.425, $22.425, $22.425 and $33.6375 per share, plus all declared and unpaid dividends on such shares, prior to and in preference to any distribution to the holders of common stock.

If upon the occurrence of such an event, the assets and funds distributed among the holders of convertible preferred stock are insufficient to permit the payment to such holders of their full preferential amount, then the holders of the Series E-5 convertible preferred stock are entitled to receive with equal priority and pro rata, prior and in preference to any distribution of the assets of the Company to holders of Series E-1, E-2, E-3 and E-4 convertible preferred stock or common stock, an amount equal to one and one half (1 1/2) times the original issue price for each share of Series E-5 convertible preferred stock plus any declared but unpaid dividends. Thereafter, the holders of Series E-4 convertible preferred stock are entitled to receive with equal priority and pro rata, prior to and in preference to any distribution of the assets of the Company to the holders of Series E-1, E-2 and E-3 convertible preferred stock or common stock, an amount equal to the original issue price for each share of Series E-4 convertible preferred stock plus any declared but unpaid dividends. Thereafter, the holders of Series E-3 convertible preferred stock are entitled to receive with equal priority and pro rata, prior to and in preference to any distribution of the assets of the Company to the holders of Series E-1 and E-2 convertible preferred stock or common stock, an amount equal to the original issue price for each share of Series E-3 convertible preferred stock plus any declared but unpaid dividends. Thereafter, the holders of Series E-2 convertible preferred stock are entitled to receive with equal priority and pro rata, prior to and in preference to any distribution of the assets of the Company to the holders of Series E-1 convertible preferred stock or common stock, an amount equal to the original issue price for each share of Series E-2 convertible preferred stock plus any declared but unpaid dividends. Thereafter, the holders of Series E-1 convertible preferred stock are entitled to receive with equal priority and pro rata, prior to and in preference to any distribution of the assets of the Company to the holders of any prior outstanding shares of convertible preferred stock or common stock, an amount equal to the original issue price for each share of Series E-1 convertible preferred stock plus any declared but unpaid dividends. If assets remain in the Company after liquidation payouts described above, the assets of the Company legally available for distribution will be distributed to the holders of common stock on a pro rata basis.

Dividends

The holders of all outstanding shares of Series E convertible preferred stock are entitled to receive dividends at the rate of 8.0% per annum. Such dividends are payable when and if declared by the Board of Directors and are noncumulative. Dividends on the convertible preferred stock are payable in preference to and prior to any payment of any dividend on common stock. No dividends have been declared by the Board of Directors as of December 31, 2013.

Redemption

The convertible preferred stock is not mandatorily redeemable as it does not have a set redemption date or a date after which the shares may be redeemed by the holders.

14. Warrants

Common Stock Warrants

In connection with the issuance of the 2011 Notes (Note 7), the Company issued warrants to purchase 77,521 shares of common stock and with a fair value of $153,000 during the year ended December 31, 2012 and warrants to purchase 192,639 shares of common stock with a fair value of $463,000 during the year ended December 31, 2011, all with an exercise price of $0.15 per share and a contractual term of seven years. The fair value of the

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

warrants was determined using a Black-Scholes option-pricing model with the following assumptions: expected volatility of 56.8%, contractual term of seven years and risk-free interest rate of 2.1%. The fair value of the common stock warrants was recorded to additional paid-in capital upon issuance. During the year ended December 31, 2012, warrants to purchase 2,995 shares were exercised through cash payments by the holders.

In connection with the issuance of the Series E-5 convertible preferred stock during the year ended December 31, 2013, the Company also issued to the purchasers fully vested warrants to purchase an aggregate of 545,492 shares of common stock with an exercise price of $0.15 per share and a contractual term of seven years. The fair value was determined to be $4.7 million upon issuance. The fair value of the warrants upon issuance was determined using a Black-Scholes option-pricing model with the following assumptions: expected volatility of 57.1%, contractual term of seven years and risk-free rate of 1.3%. The fair value of the common stock warrants was recorded to additional paid-in capital upon issuance. During the year ended December 31, 2013, warrants to purchase 52,481 shares of common stock were exercised, while the other warrants from this arrangement remained outstanding as of December 31, 2013.

Pursuant to the 2013 Note and Warrant Purchase Agreement, dated October 8, 2013, as amended, the Company issued secured subordinated convertible promissory notes, or the 2013 notes, and warrants to purchase common stock, or the 2013 warrants, in an aggregate principal amount of $19.4 million during the fourth quarter of 2013. The fair value of the warrants of $2.7 million was classified as a liability and recorded as a discount on debt and will be amortized to interest expense over the loan term. The Company accounts for these warrants as a liability in the financial statements because the number of common stock shares issuable under the common stock warrants is not fixed until exercise. The Company recorded a loss of $0.6 million due to the change in fair value of these warrants for the quarter and year ended December 31, 2013.

The outstanding principal amount balance of $23.65 million and any accrued interest through October 7, 2014 on the 2013 Notes converted into 1,637,846 shares of common stock at the closing of our IPO at a conversion price equal to the IPO price of $16.00 per share. The warrants were net exercised effective immediately prior to the closing of our IPO in February 2014. The Company issued 405,594 shares of common stock to the warrant holders.

Convertible Preferred Stock Warrants

The Company issued warrants to purchase shares of the Company’s convertible preferred stock at various times between the years ended December 31, 2004 and 2013 in connection with various financing arrangements including convertible promissory notes, notes payable, capital lease transactions and to a financial advisor for their services in the private placement of the related convertible preferred stock. The convertible preferred stock warrants outstanding as of December 31, 2013, 2012 and 2011 were issued as follows:

Series B-1 Warrants

In conjunction with a capital equipment loan and security agreement during the year ended December 31, 2004, the Company issued warrants to purchase 598 shares of Series B-1 convertible preferred stock, all with an exercise price of $35.40 per share and a contractual term of five years. The fair value of the warrants of $13,000 was recorded as interest expense at the time of signing the capital equipment loan. The fair value of the warrants on the date of issue was determined using the Black-Scholes option-pricing model using the following weighted-average assumptions: seven year contractual term, 75.0% expected volatility, 3.2% risk-free interest rate and no expected dividend. In November 2011, the warrants were net exercised providing for the issuance of 150 shares of Series B-1 convertible preferred stock.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

In connection with the issuance of the convertible promissory notes during the year ended December 31, 2004, the Company issued warrants to purchase 698 shares of Series B-1 convertible preferred stock, all with an exercise price of $35.40 per share and a contractual term of five years from issuance. The fair value of the warrants of $15,000 was recorded as debt issuance costs upon issuance. The fair value of the warrants on the date of issue was determined using the Black-Scholes option-pricing model with the following assumptions: five year contractual term, 75.0% expected volatility, 2.7% risk-free interest rate and no expected dividend. These warrants expired unexercised in February 2009.

Series C-1 Warrants

In connection with the issuance of the convertible promissory notes during the years ended December 31, 2006 and 2007, the Company issued warrants to purchase 73,487 shares of Series C-1 convertible preferred stock, all with an exercise price of $63.75 per share and a contractual term of five years from issuance. The fair value of the warrants of $2.7 million was recorded as debt discount and warrant liability upon issuance. The fair value of the warrants on the date of issue was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: five year contractual term, 64.8% expected volatility, 4.6% risk-free interest rate and no expected dividend. These warrants expired unexercised in December 2012.

Series C-2 Warrants

During the year ended December 31, 2008, the Company issued warrants to purchase 5,078 shares of Series C-2 convertible preferred stock to a financial advisor for their services in the private placement of the related convertible preferred stock. These warrants carry an exercise price of $82.50 per share and a contractual term of five years from issuance. The fair value of the warrants in the amount of $273,000 was recorded as warrant liability upon issuance. The fair value of the warrants on the date of issue was determined using the Black-Scholes option-pricing model with the following assumptions: five year contractual term, 78.6% expected volatility, 3.2% risk-free interest rate and no expected dividend. These warrants were converted into warrants to purchase shares of Series E-2 convertible preferred stock in March 2013 as discussed further below. These warrants expired unexercised in July 2013.

Series C-3 Warrants

During the year ended December 31, 2008, the Company issued warrants to purchase 3,623 shares of Series C-3 convertible preferred stock to a financial advisor for their services in the private placement of the related convertible preferred stock. These warrants carry an exercise price of $138.00 per share and a contractual term of five years from issuance. The fair value of the warrants in the amount of $325,000 was recorded as warrant liability upon issuance. The fair value of the warrants on the date of issue was determined using the Black-Scholes option-pricing model with the following assumptions: five year contractual term, 78.6% expected volatility, 3.2% risk-free interest rate and no expected dividend. These warrants were converted into warrants to purchase shares of Series E-2 convertible preferred stock in March 2013 as discussed further below. These warrants expired unexercised in July 2013.

Series D Warrants

In connection with the issuance of the Series D convertible preferred stock during the year ended December 31, 2009, the Company issued warrants to purchase 10,786 shares of Series D convertible preferred stock. These warrants carry an exercise price of $66.75 per share and a contractual term of nine years from issuance. The fair value of the Series D warrants issued during the year ended December 31, 2009 in the amount

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

of $494,000 was recorded as a warrant liability upon issuance. The fair value of the warrants on the date of issue was determined using the Black-Scholes option-pricing model with the following assumptions: nine year contractual term, 74.1% expected volatility, 3.9% risk-free interest rate and no expected dividend. These warrants were converted into warrants to purchase shares of Series E-3 convertible preferred stock in March 2013 as discussed further below. These warrants will expire in October 2018 if not exercised earlier.

In connection with the issuance of the Series D convertible preferred stock during the year ended December 31, 2010, the Company issued warrants to purchase 19,774 shares of Series D convertible preferred stock. Also during the year ended December 31, 2010, the Company issued warrants to purchase 3,530 shares of Series D convertible preferred stock in conjunction with the origination of machinery and equipment capital leases (Note 10). All of the Series D warrants issued during the year ended December 31, 2010 carry an exercise price of $66.75 per share and contractual terms of either nine or ten years from issuance. The fair value of the Series D warrants issued during the year ended December 31, 2010 in the amount of $820,000 was recorded as a warrant liability upon issuance. The fair value of the warrants on the date of issue was determined using the Black-Scholes option-pricing model with the following assumptions: nine or ten year contractual terms, 75.5% expected volatility, 3.0% risk-free interest rate and no expected dividend. These warrants were converted into warrants to purchase shares of Series E-3 convertible preferred stock in March 2013 as discussed further below. These warrants will expire during the years ending December 31, 2019 and 2020 if not exercised earlier.

In connection with the issuance of the Series D convertible preferred stock during the year ended December 31, 2011, the Company issued warrants to purchase 17,977 shares of Series D convertible preferred stock. These warrants carry an exercise price of $66.75 per share and a contractual term of ten years from issuance. The fair value of the Series D warrants issued during the year ended December 31, 2011 in the amount of $185,000 was recorded as a warrant liability upon issuance. The fair value of the warrants on the date of issue was determined using the Black-Scholes option-pricing model with the following assumptions: ten year contractual term, 58.0% expected volatility, 1.7% risk-free interest rate and no expected dividend. These warrants were converted into warrants to purchase shares of Series E-3 convertible preferred stock in March 2013 as discussed further below. These warrants will expire in September 2021 if not exercised earlier.

Series E Warrants

In March 2013 in conjunction with the Series E-5 preferred stock financing, the Company’s previously outstanding warrants to purchase convertible preferred stock were exchanged for warrants to purchase shares of Series E convertible preferred stock as follows: (i) the underlying shares of Series C-2 convertible preferred stock converted into Series E-2 convertible preferred stock on a 1-for-1 basis, (ii) the underlying shares of Series C-3 convertible preferred stock converted into Series E-2 convertible preferred stock on a 1-for-1 basis, and (iii) the underlying shares of Series D convertible preferred stock converted into either Series E-3 convertible preferred stock on a 1-for-2.119 basis, Series E-4 convertible preferred stock on a 1-for-4.465 basis or Series E-5 convertible preferred stock on a 1-for-2.977 basis. In addition, the exercise price of most of the new Series E convertible preferred stock warrants was also adjusted in accordance with the terms of the exchange agreement. Upon the exchange, the prior warrants to purchase Series C-2, C-3 and D shares of convertible preferred stock were surrendered and cancelled. The exchange of warrants was accounted for as a modification. The modification resulted in an adjustment to the fair value of the warrants of $1.2 million during the year ended December 31, 2013 which was recognized in the statements of operations as a change in the fair value of the convertible preferred stock warrant liability. In July 2013, the Series E-2 warrants expired unexercised.

In connection with the Essex Capital Facility, the Company agreed to issue warrants to purchase its capital stock. The Company is required to issue these warrants regardless of whether it draws down the full $10.8

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

million under the agreement, unless the Company chooses to discontinue construction of the equipment. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility and issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock, and drew down an additional $2.5 million in January 2014 under short-term notes and issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock. Subsequent to the February 2014 IPO, the previously issued warrants to purchase shares of Series E-5 convertible preferred stock converted into warrants to purchase shares of common stock. The Company will issue warrants to purchase shares of common stock with each future draw down under the Essex Capital Facility. Under the terms of the Essex Capital Facility, the number of shares of common stock to be issued pursuant to these warrants will be determined by dividing 10% of the principal amount of the notes divided by $12.96. As of December 31, 2013, the fair value of the Essex Capital warrants was $0.1 million, which was recorded as a discount on debt and will be amortized to interest expense over the term of the loan. The Company accounts for these warrants as a liability in the financial statements because the underlying instrument into which the warrants were exercisable, Series E-5 convertible preferred stock, contain deemed liquidation provisions that are outside of the Company’s control.

As of December 31, 2013, the following convertible preferred stock warrants were outstanding (in thousands, except share and per share amounts):

	Number of Shares Underlying Warrants	Exercise Price Per Share	Fair Value as of December 31, 2013
Series E-3	30,338	$31.50	$103
Series E-4	88,292	14.95	574
Series E-5	65,856	22.02	556

	184,486		$1,233

As of December 31, 2012, the following convertible preferred stock warrants were outstanding (in thousands, except share and per share amounts):

	Number of Shares Underlying Warrants	Exercise Price Per Share	Fair Value as of December 31, 2012
Series C-1	73,487	$63.75	$—
Series C-2	5,078	82.50	—
Series C-3	3,623	138.00	—
Series D	52,070	66.75	351

	134,258		$351

The fair value of the outstanding convertible preferred stock warrants was remeasured as of each period end using a Black-Scholes option-pricing model with the following assumptions:

	As of December 31,
	2013	2012
Remaining contractual term (in years)	6.5	6.5
Expected volatility	58.8%	57.0%
Risk-free interest rate	2.1%	1.0%
Expected dividend rate	0.0%	0.0%

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Convertible Preferred Stock. The fair value of the shares of the convertible preferred stock underlying the preferred stock warrants has historically been determined by the Board of Directors. Because there has been no public market for the Company’s convertible preferred stock, the Board of Directors has determined fair value of the convertible preferred stock at each balance sheet date by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors.

Remaining Contractual Term. The Company derived the remaining contractual term based on the time from the balance sheet date until the preferred stock warrant’s expiration date.

Expected Volatility. Since the Company was a private entity with no historical data regarding the volatility of its preferred stock, the expected volatility used is based on volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the remaining contractual term of the warrants.

Expected Dividend Rate. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend rate of zero in the valuation model.

15. Stock Option Plan

In December 2012, the Company terminated the Revance 2002 Equity Incentive Plan (the 2002 Plan) and the stockholders approved the 2012 Equity Incentive Plan (the 2012 Plan). Shares underlying any outstanding stock awards or stock option grants previously awarded remain subject to the terms of the 2002 Plan. Any shares available for grant or any shares canceled or forfeited prior to vesting or exercise subsequent to the termination of the 2002 Plan become available for use under the 2012 Plan. Upon the effectiveness of the 2012 Plan, the Company ceased granting any equity awards under the 2002 Plan. Subsequent awards have been and will be granted under the 2012 Plan.

The 2012 Plan provides for the granting of stock options to employees, consultants and advisors of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (ISO) may be granted only to Company employees, including officers and directors who are also employees. Nonqualified stock options (NSO) may be granted to Company employees, consultants and advisors. As of December 31, 2012, the Company has reserved 339,302 shares of common stock for issuance under the 2012 Plan. The amount reserved under the 2012 Plan was increased by the Board during the year ended December 31, 2013 so that there were 202,558 shares of common stock reserved for issuance under the 2012 Plan as of December 31, 2013.

Options under the 2012 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO and NSO granted to a greater than 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally are exercisable over four years. To date, options granted generally vest over four years at a rate of 25% upon the first anniversary of the issuance date and monthly thereafter. Cash received from

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

individuals for early exercise of unvested options is treated as a liability. Amounts so recorded are transferred into common stock and additional paid-in capital as the shares vest. The number of unvested shares and the associated liability amounts were immaterial at all reporting dates presented.

On January 22, 2014, the Company’s Board of Directors authorized the adoption of the 2014 Equity Incentive Plan (see Note 19).

Stock Option Repricing

Effective March 1, 2010, the Company’s Board of Directors approved the reduction of the exercise prices of certain outstanding stock options previously granted to nonemployees of the Company who were still providing services to the Company as of that date. The Company repriced options to purchase 13,534 shares of the Company’s common stock that included both vested and unvested stock options granted in April 2009 with original exercise prices of $17.40 per share. The Company’s Board of Directors adjusted all of the original exercise prices for the repriced options to $4.20 per share, which was the fair value of the underlying shares of common stock on the date of the repricing.

Effective July 21, 2010, the Company’s Board of Directors approved the reduction of the exercise prices of certain outstanding stock options previously granted to employees and nonemployees of the Company who were still providing services to the Company as of that date. The Company repriced options to purchase 82,277 shares of the Company’s common stock that included both vested and unvested stock options granted from April 2008 through October 2008 with original exercise prices of $17.40 per share. The Company’s Board of Directors adjusted all of the original exercise prices for the repriced options to $2.55 per share, which was the fair value of the underlying shares of common stock on the date of the repricing.

No other terms of the repriced options were modified and these repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates.

These modifications were treated as one-for-one exchanges of the previously issued stock options for new stock options with an exercise price of $4.20 and $2.55 per share. The Company recorded stock-based compensation charge of $83,000 for the incremental value of the vested options. In addition, the Company recorded additional stock-based compensation charges of $29,000 for the incremental value of the unvested repriced options, which will be recognized over the remaining vesting period of the replacement award.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

The following summary of stock option activity for the periods presented is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Balance as of December 31, 2010	37,217	307,948	$3.75	—	$—
Options granted	(13,133)	13,133	2.40
Options exercised	—	(3,333)	17.40
Options cancelled/forfeited	197	(197)	2.55

Balance as of December 31, 2011	24,281	317,551	3.45
Options granted	(10,266)	10,266	1.35
Options exercised	—	(2,530)	2.55
Options cancelled/forfeited	18,970	(18,970)	2.70

Balance as of December 31, 2012	32,985	306,317	3.45
Additional shares reserved	1,080,661	—	—
Options granted	(992,213)	992,213	8.80
Options exercised	—	(4,340)	2.55
Options cancelled/forfeited	81,125	(81,125)	6.42

Balance as of December 31, 2013	202,558	1,213,065	$7.65	8.5	$4,555

Vested and expected to vest as of December 31, 2013		1,123,104	$7.56	8.4	$4,313

Exercisable as of December 31, 2013		350,004	$4.98	6.1	$2,246

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2013 of $11.40 per share.

The total intrinsic values of options exercised as of December 31, 2013, 2012 and 2011 of $38,000, zero and zero were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2013, 2012 and 2011 of $11.40, $6.90 and $1.50 per share.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information with respect to stock options outstanding and currently exercisable as of December 31, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (In Years)
$0.45	2,829	8.04	1,399
$1.50	8,231	8.62	3,315
$2.55	174,969	5.58	172,557
$3.60	2,779	0.82	2,779
$4.20	13,532	5.33	10,199
$6.60	68,609	2.98	68,609
$8.70	721,572	9.41	91,146
$8.85	3,333	—	—
$9.15	217,211	—	—

	1,213,065		350,004

Stock Options Granted to Employees

During the years ended December 31, 2013, 2012 and 2011, the Company granted stock options to employees to purchase shares of common stock with a weighted-average grant date fair value of $8.23, $1.80 and $2.40 per share and weighted-average exercise price of $8.80, $1.35 and $2.40 per share. As of December 31, 2013, 2012 and 2011, there was total unrecognized compensation cost of $3.2 million, $31,000 and $70,000 to be recognized over a period of approximately 3.2 years, 1.8 years and 1.5 years.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	6.0	5.9	5.6
Expected volatility	59.1%	56.9%	58.0%
Risk-free interest rate	1.3%	0.8%	1.7%
Expected dividend rate	0.0%	0.0%	0.0%

Fair Value of Common Stock. The fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors. Because there has been no public market for the Company’s common stock, the Board of Directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock shall be determined by the Board of Directors until such time as the Company’s common stock is listed on an established stock exchange or national market system.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Expected Term. The expected term is derived from the Company’s historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award.

Expected Volatility. Since the Company was a private entity with no historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.

Expected Dividend Rate. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend rate of zero in the valuation model.

Forfeitures. The Company is required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

Stock Options Granted to Nonemployees

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. During the year ended December 31, 2013, the Company granted options to purchase 76,666 shares of common stock to nonemployees with a weighted-average exercise price of $8.74 per share.

During the year ended December 31, 2012, the Company did not grant options to purchase shares of common stock to nonemployees. During the year ended December 31, 2011, the Company granted options to purchase 666 shares of common stock to a nonemployee with an exercise price of $2.55 per share. Compensation expense related to these options during the years ended December 31, 2013, 2012 and 2011 was immaterial.

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	9.0	6.8	7.7
Risk-free interest rate	2.7%	1.2%	1.6%
Expected volatility	58.8%	57.0%	58.0%
Expected dividend rate	0.0%	0.0%	0.0%

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Total Stock-Based Compensation

Total stock-based compensation expense related to options granted to employees and nonemployees was allocated as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$194	$48	$150
Sales, general and administrative	354	31	123

Total stock based compensation expense	$548	$79	$273

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2013, 2012 and 2011.

16. Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2013, 2012 and 2011 (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(52,448)	$(58,259)	$(44,863)
Capital contribution on the extinguishment of prior convertible preferred stock	74,894	—	—
Deemed dividend on the issuance of Series E-5 convertible preferred stock	(177)	—	—
Noncumulative dividend on Series E convertible preferred stock	(13,878)	—	—
Undistributed earnings allocated to preferred stockholders	(8,133)	—	—

Net income (loss) attributable to common stockholders, basic	258	(58,259)	(44,843)
Adjustments to net income (loss) for dilutive securities	825	—	—

Net income (loss) attributable to common stockholders, diluted	$1,083	$(58,259)	$(44,843)

Net income (loss) per share attributable to common stockholders
Basic	$1.17	$(290.48)	$(226.06)

Diluted	$1.05	$(290.48)	$(226.06)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	220,220	200,560	198,456
Stock options	167,655	—	—
Warrants to purchase common stock	641,275	—	—

Diluted	1,029,150	200,560	198,456

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2013	2012	2011
Stock options	—	306,312	317,547
Convertible preferred stock	8,689,999	1,741,432	1,741,432
Convertible preferred stock warrants	184,486	82,262	155,749
Common stock warrants	—	267,166	192,639

17. Income Taxes

Since inception, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2013 and 2012. Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 consist of the following (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Accruals and reserves	$1,940	$3,406
Net operating loss carryforward	78,169	63,809
Tax credits	5,760	5,027
Fixed and intangible assets	2,057	2,536
Valuation Allowance	(85,488)	(74,778)

Total deferred tax assets	2,438	—
Deferred tax liabilities:
Debt discount	(2,438)	—

Total deferred tax liabilities	(2,438)	—

Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax (benefit) to the Company’s effective tax for the years ended December 31, 2012 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax (benefit) at statutory federal rate	$(17,832)	$(19,808)	$(14,648)
State Tax (benefit) — net of federal benefit	849	(3,398)	(2,513)
Permanent differences	3,931	8,887	4,915
Section 382 limitation	—	—	(11,210)
Debt discount	2,888	—	—
Research and development credits	(642)	(197)	(409)
Other	284	51	170
Change in valuation allowance	10,522	14,465	23,695

Provision for taxes	$—	$—	$—

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2013 and 2012 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of December 31, 2013, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for Federal, California, and New Jersey income tax purposes of $202.5 million, $159.8 million, and $0.01 million, respectively. If not utilized, the Federal net operating loss carryforward begin expiring in 2020, the California net operating loss carryforwards began expiring in 2010, and the New Jersey state net operating loss carryforwards begin expiring in 2030. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises.

Due to United States federal legislation on January 2, 2013 extending federal research and development tax credits from January 1, 2012 to December 31, 2013, the Company recorded an additional $0.4 million of credits in the tax year 2013 related to the tax year 2012. As of December 31, 2013, the Company also had research and development credit carryforwards of $4.82 million and $4.3 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. If not utilized, the Federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. Prior to the IPO, the Company determined that an ownership change occurred on April 7, 2004 but that all carryforwards can be utilized prior to the expiration. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with the IPO or as a result of future changes in its stock ownership.

On January 1, 2009, the Company adopted the provisions of FASB’s guidance for accounting for uncertain tax positions. The guidance prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. The cumulative effect of adopting this guidance did not result in an adjustment to accumulated deficit as of January 1, 2009. No liability related to uncertain tax positions is recorded in the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense as necessary.

The unrecognized tax benefit was $2.3 million and $2.0 million at December 31, 2013 and December 31, 2012, respectively. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. During the year ending December 31, 2013, the amount of unrecognized tax benefits increased by $0.3 million due to additional research and development credits generated during the year, the recognition of the 2012 federal research and development credits reenacted in 2013, and the decrease in 2012 California research and development credits upon the filing of the tax returns. The reversal of the uncertain tax benefits would not impact the Company’s effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

The unrecognized tax benefit was $2.3 million, $2.0 million, and $1.9 million for the years ended December 31, 2013, 2012, and 2011. The Company does not expect that its uncertain tax positions will materially change in the next twelve months.

The Company files income tax returns in the United States, California, and in New Jersey. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or tax credits.

18. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 21 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. The Company has made no contributions to the plan since its inception.

19. Subsequent Events

Stock Options

On January 15, 2014, the Company granted stock options under the 2012 Plan for 13,333 shares at an exercise price of $15.45. The aggregate grant date fair value is estimated to be $206,000. On January 15, 2014 the Company issued 1,111 shares of restricted common stock to a non-employee. The aggregate grant date fair value is estimated to be $17,200. On February 20, 2014, the Company granted stock options under the 2014 Plan for 533 shares at an exercise price of $25.90. The aggregate grant date fair value is estimated to be $10,000.

Notes Payable

On January 27, 2014, the Company drew down an additional $2.5 million under Essex Capital short-term notes and issued additional warrants to purchase 12,345 shares of series E-5 convertible preferred stock.

Reverse Stock Split

In January 2014, the Company’s Board of Directors and stockholders approved an amended and restated certificate of incorporation effecting a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock that was effective on February 3, 2014. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding share and per share amounts included in the accompanying financial statements have been adjusted to reflect this reverse stock split for all periods presented.

Initial Public Offering

On February 6, 2014, the Company sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $102.7 million in its IPO after the underwriters discount but before expenses related to the IPO. This includes the exercise in full by the underwriters of their option to purchase up to 900,000 additional shares of common stock at the same price to cover over-allotments.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

Convertible Preferred Stock Conversion

Prior to its IPO, the Company had 0.4 million shares designated Series E-1 convertible preferred stock, 0.6 million shares designated Series E-2 convertible preferred stock, 1.2 million shares designated Series E-3 convertible preferred stock, 4.7 million shares designated Series E-4 convertible preferred stock and 1.8 million shares designated Series E -5 convertible preferred stock. All outstanding shares of preferred stock converted to 8.7 million shares of common stock upon the closing of the Company’s initial public offering of common stock on February 6, 2014.

Convertible Preferred Stock Warrants

Prior to its IPO, the Company had outstanding warrants to purchase 184,486 shares of preferred stock. In February 2014, in connection with the Company’s IPO, two holders of warrants to purchase an aggregate of 22,856 shares of preferred stock exercised their put option for an aggregate cash payment of $1.4 million in exchange for cancellation of their warrants. The remaining warrants to purchase 161,630 shares of preferred stock were converted to warrants to purchase 161,630 shares of common stock, upon completion of the Company’s IPO.

2013 Convertible Notes and Common Stock Warrants

Pursuant to the 2013 Note and Warrant Purchase Agreement, dated October 8, 2013, as amended, the Company issued secured subordinated convertible promissory notes, or the 2013 notes, and warrants to purchase common stock, or the 2013 warrants, in an aggregate principal amount of $23.65 million during the fourth quarter of 2013 and first quarter of 2014. The outstanding principal amount balance and any accrued interest through October 7, 2014 on the 2013 Notes converted into 1,637,846 shares of common stock at the closing of our IPO at a conversion price equal to the IPO price of $16.00 per share.

The warrants were net exercised effective immediately prior to the closing of our IPO in February 2014. The Company issued 405,594 shares of common stock to the warrant holders.

2014 Equity Incentive Plan

On January 22, 2014, the Company’s board of directors authorized the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2014 plan will not exceed 1,000,000 shares. The number of shares of our common stock reserved for issuance under our 2014 plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under our 2014 plan is 2,000,000 shares. The 2014 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. Additionally, the 2014 plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Consolidated Financial Statements — (Continued)

2014 Employee Stock Purchase Plan

On January 22, 2014, the Company’s board of directors authorized the adoption of the 2014 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. The maximum number of shares of our common stock that may be issued under our 2014 ESPP is 200,000 shares. The number of shares of our common stock reserved for issuance under our 2014 ESPP will automatically increase on January 1 of each year, beginning on January 1 of the year after the closing of our IPO and ending on and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 300,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Shares subject to purchase rights granted under our 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our 2014 ESPP. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.

Commitments and Contingencies

On February 26, 2014, the Company entered into the Third Amendment to the office lease with BMR–Gateway Boulevard LLC to extend the term of the Lease by thirty-six (36) months commencing on January 15, 2022 and expiring as of January 14, 2025. The extension is an additional commitment for the Company of approximately $14,300,000 payable from January 2022 through January 2025. As part of the office lease extension BMR-Gateway Boulevard LLC shall provide the Company with a tenant improvement allowance during 2014 in the amount not to exceed $3,000,000.

20. Quarterly Results of Operations (Unaudited)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Revenue	$75	$75	$158	$309
Gross profit	$75	$75	$158	$309
Net loss	$(21,657)	$(11,829)	$(8,879)	$(10,083)
Net income (loss) attributable to common stockholders:
Basic(1)	$5,216	$(15,750)	$(12,789)	$(13,987)
Diluted(1)	$13,307	$(15,750)	$(12,789)	$(13,987)
Net income (loss) per share attributable to common stockholders:
Basic(1)	$25.54	$(75.25)	$(55.90)	$(53.63)
Diluted(1)	$21.00	$(75.25)	$(55.90)	$(47.11)
2012
Revenue	$200	$200	$200	$117
Gross profit	$200	$200	$200	$117
Net loss	$(14,129)	$(16,581)	$(16,648)	$(10,901)
Net income loss attributable to common stockholders-basic and diluted(1)	$(14,129)	$(16,581)	$(16,648)	$(10,901)
Net income loss per share attributable to common stockholders-basic and diluted (1)	$(71.12)	$(83.22)	$(82.74)	$(53.69)

(1)	Net income per share for all periods presented reflects the one-for-fifteen reverse stock split effective in February 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, State of California on the 28th day of March, 2014.

REVANCE THERAPEUTICS, INC.

By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints L. Daniel Browne and Lauren P. Silvernail, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ L. Daniel Browne L. Daniel Browne	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014

/s/ Lauren P. Silvernail Lauren P. Silvernail	Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014

/s/ Angus C. Russell Angus C. Russell	Director, Chairman	March 28, 2014

/s/ Robert Byrnes Robert Byrnes	Director	March 28, 2014

/s/ Ronald W. Eastman Ronald W. Eastman	Director	March 28, 2014

/s/ Phyllis Gardner Phyllis Gardner, M.D.	Director	March 28, 2014

Signatures	Title	Date

/s/ James Glasheen James Glasheen, Ph.D.	Director	March 28, 2014

/s/ Jonathan Tunnicliffe Jonathan Tunnicliffe	Director	March 28, 2014

/s/ Ronald Wooten Ronald Wooten	Director	March 28, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-193154	3.1	February 11, 2014

3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013

4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014

4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014

10.1 *	Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.1	December 31, 2013

10.2 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.2	December 31, 2013

10.3 *	Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.3	December 31, 2013

10.4 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.4	December 31, 2013

10.5 *	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014

10.6 *	Form of Restricted Stock Unit Award Agreement and Grant Notice, Stock Option Agreement and Grant Notice, and Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.6	January 27, 2014

10.7 *	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014

10.8 *	Form of Indemnity Agreement by and between Revance Therapeutics, Inc. and each of its officers and directors	S-1/A	333-193154	10.8	January 27, 2014

10. 9	Lease Agreement dated March 31, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.9	December 31, 2013

10. 10	First Amendment to Office Lease dated April 7, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.10	December 31, 2013

10. 11	Second Amendment to Office Lease and Lease dated May 17, 2010 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.11	December 31, 2013

10. 12	Third Amendment to Lease, dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014

10. 13	Loan and Security Agreement dated September 20, 2011 between Revance Therapeutics, Inc. and Hercules Technology Growth Capital, Inc.	S-1	333-193154	10.12	December 31, 2013

10.14	Amendment No. 1 to Loan and Security Agreement dated October 8, 2012 between Revance Therapeutics, Inc. and Hercules Technology Growth Capital, Inc.	S-1	333-193154	10.13	December 31, 2013

10.15	Amendment No. 2 to Loan and Security Agreement dated December 17, 2013 between Revance Therapeutics, Inc. and Hercules Technology Growth Capital, Inc	S-1/A	333-193154	10.14	January 27, 2014

10.16	Settlement and Termination Agreement dated October 8, 2012 between Revance Therapeutics, Inc. and Medicis Pharmaceutical Corporation	S-1	333-193154	10.14	December 31, 2013

10.17+	License and Service Agreement dated February 8, 2007 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.15	December 31, 2013

10.18+	First Addendum to the License and Service Agreement dated April 21, 2009 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.16	December 31, 2013

10.19+	Development, Manufacturing and Supply Agreement dated April 30, 2010 between Revance Therapeutics, Inc. and Duoject Medical Systems Inc.	S-1	333-193154	10.17	December 31, 2013

10.20+	Development and Supply Agreement dated December 11, 2009 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.18	December 31, 2013

10.21+	First Amendment to Development and Supply Agreement dated May 29, 2013 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc	S-1	333-193154	10.20	December 31, 2013

10.22+	Manufacture and Development Agreement dated May 20, 2013 between Revance Therapeutics, Inc. and American Peptide Company, Inc.	S-1	333-193154	10.19	December 31, 2013

10.23	Loan and Lease Agreement dated as of December 20, 2013 by and between Revance Therapeutics, Inc. and Essex Capital Corporation	S-1	333-193154	10.21	December 31, 2013

10.24 *	Revance Therapeutics, Inc. Executive Severance Benefit Plan	S-1	333-193154	10.22	December 31, 2013

10.25*	Revance Therapeutics, Inc. Non-Employee Director Compensation Policy	S-1/A	333-193154	10.24	January 27, 2014

10.26*	Revance Therapeutics, Inc. 2014 Management Bonus Plan					X

10.27*	Executive Employment Agreement dated December 30, 2013 by and between Revance Therapeutics, Inc. and L. Daniel Browne	S-1/A	333-193154	10.25	January 27, 2014

10.28*	Executive Employment Agreement dated January 13, 2014 by and between Revance Therapeutics, Inc. and Jacob Waugh	S-1/A	333-193154	10.26	January 27, 2014

10.29*	Executive Employment Agreement dated December 31, 2013 by and between Revance Therapeutics, Inc. and Lauren Silvernail	S-1/A	333-193154	10.27	January 27, 2014

10.30*	Executive Employment Agreement dated December 20, 2013 by and between Revance Therapeutics, Inc. and Curtis Ruegg, Ph. D.	S-1/A	333-193154	10.28	January 27, 2014

10.31*	Offer Letter dated March 3, 2014 by and between Revance Therapeutics, Inc. and Angus C. Russell					X

10.32	Form of Warrant to Purchase Shares of Stock with Essex Capital Corporation	S-1/A	333-193154	10.31	January 27, 2014

10.33	Form of Warrant to Purchase Shares of Stock with Essex Capital Corporation	S-1/A	333-193154	10.32	January 27, 2014

10.34	Form of Warrant to Purchase Shares of Stock with SVB Financial Group, Leader Equity, LLC, and Compass Horizon Funding Company LLC	S-1/A	333-193154	10.33	January 27, 2014

10.35	Form of Warrant to Purchase Shares of Stock with Hercules Technology Growth Capital, Inc.	S-1/A	333-193154	10.34	January 27, 2014

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X

32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.
+	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Revance Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.