Form 10-Q
period 2014-03-31
Revance Therapeutics, Inc.
filed 2014-05-14
CIK 1479290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 13, 2014: 18,700,384

			Page
PART I. FINANCIAL INFORMATION
	Item 1.	Condensed Consolidated Financial Statements	3
		Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 (unaudited)	3
		Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months ended March 31, 2014 and 2013 and the Cumulative Period from August 10, 1999 (Date of Inception) to March 31, 2014 (unaudited)	4
		Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 and the Cumulative Period from August 10, 1999 (Date of Inception) to March 31, 2014 (unaudited)	13
		Notes to Condensed Consolidated Financial Statements (unaudited)	15
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
	Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION
	Item 1.	Legal Proceedings	36
	Item 1A.	Risk Factors	36
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
	Item 3.	Defaults Upon Senior Securities	58
	Item 4.	Mine Safety Disclosures	58
	Item 5.	Other Information	58
	Item 6.	Exhibits	58

Signatures			59

Exhibit Index			60

“Revance Therapeutics,” the Revance logos and other trademarks or service marks of Revance appearing in this quarterly report on Form 10-Q are the property of Revance Therapeutics, Inc. This Form 10-Q contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,853	$3,914
Restricted cash, current portion	75	75
Prepaid expenses and other current assets	3,244	825

Total current assets	91,172	4,814
Property and equipment, net	15,150	14,315
Restricted cash, net of current portion	435	510
Other non-current assets	155	3,006

TOTAL ASSETS	$106,912	$22,645

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,689	$5,526
Accruals and other current liabilities	5,515	4,161
Deferred revenue, current portion	—	83
Derivative liabilities associated with convertible notes, current portion	—	4,890
Derivative liabilities associated with Medicis settlement, current portion	—	6,684
Convertible notes, current portion	—	12,157
Notes payable, current portion	13,405	10,702
Common stock warrant liability	—	3,358

Total current liabilities	22,609	47,561
Convertible preferred stock warrant liability	—	1,233
Note payable, net of current portion and discount	400	2,632
Derivative liabilities associated with Medicis settlement, net of current portion	1,637	1,610
Deferred rent	3,579	3,176

TOTAL LIABILITIES	28,225	56,212

Commitments and Contingencies (Note 9)
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares and 145,010,269 shares authorized as of March 31, 2014 and December 31, 2013, respectively; 0 shares and 8,689,999 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively (aggregate liquidation preference of $0 and $215,264 as of March 31, 2014 and December 31, 2013, respectively)	—	123,982
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share — 95,000,000 and 224,000,000 shares authorized as of March 31, 2014 and December 31, 2013, respectively; 18,653,301 and 260,789 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	19	—
Additional paid-in capital	295,974	38,331
Deficit accumulated during the development stage	(217,306)	(195,880)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	78,687	(157,549)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$106,912	$22,645

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Cumulative Period from August 10, 1999 (Date of Inception) to March 31, 2014
	2014	2013
Revenue	$158	$75	$5,379
Cost of revenue	—	—	519

Gross profit	158	75	4,860

Operating expenses:
Research and development	7,551	7,527	172,316
Sales, general and administrative	4,093	2,225	65,670

Total operating expenses	11,644	9,752	237,986

Loss from operations	(11,486)	(9,677)	(233,126)
Interest income	2	—	300
Interest expense	(9,841)	(12,624)	(79,100)
Change in fair value of derivative liabilities associated with convertible notes	4,032	1,800	20,196
Changes in fair value of derivative liabilities associated with Medicis settlement	(416)	—	(369)
Change in fair value of common stock warrant liability	(2,151)	—	(2,772)
Change in fair value of convertible preferred stock warrant liability	(210)	(1,158)	8
Loss on settlement of preferred stock warrant	(1,356)	—	(1,356)
Other income, net	—	2	3,961

Loss before income taxes	(21,426)	(21,657)	(292,258)
Benefit from income taxes	—	—	58

Net and comprehensive loss	(21,426)	(21,657)	(292,200)

Net income (loss) attributable to common stockholders:
Basic	(21,426)	$5,216

Diluted	(21,426)	$13,349

Net income (loss) per share attributable to common stockholders:
Basic	$(1.93)	$25.54

Diluted	$(1.93)	$21.00

Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	11,092,471	204,220

Diluted	11,092,471	635,726

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Period from August 10, 1999 (Date of Inception) to March 31, 2014

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock		Notes Receivable from	Common Stock		Additional	Other Comprehensive	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Stockholders	Shares	Amount	Paid-In Capital	Income (Loss)	Development Stage	Equity (Deficit)
Balance — August 10, 1999 (Date of Inception) and December 31, 2001	—	$—	$—	—	$—	$—	$—	$—	$—
Issuance of Series A convertible preferred stock for cash and services rendered at $33.00 per share in July 2002	42,876	1,415	(25)	—	—	—	—	—	—
Issuance of common stock at $2.70 per share in 2002 for cash, intellectual property and services rendered	—	—	—	179,800	—	483	—	—	483
Net loss	—	—	—	—	—	—	—	(1,884)	(1,884)

Balance — December 31, 2002	42,876	1,415	(25)	179,800	—	483	—	(1,884)	(1,401)
Stock-based compensation expense	—	—	—	—	—	9	—	—	9
Issuance of Series A convertible preferred stock for cash at $33.00 per share in February 2003	11,851	391	—	—	—	—	—	—	—
Issuance of common stock at $2.70 per share in 2002 for cash and intellectual property in June 2003	—	—	—	2,400	—	6	—	—	6
Repayment of notes receivable from stockholders	—	—	25	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,180)	(1,180)

Balance — December 31, 2003	54,727	1,806	—	182,200	—	498	—	(3,064)	(2,566)
Stock-based compensation expense	—	—	—	—	—	8	—	—	8

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Period from August 10, 1999 (Date of Inception) to December 31, 2013 — (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock		Notes Receivable from	Common Stock		Additional	Other Comprehensive	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Stockholders	Shares	Amount	Paid-In Capital	Income (Loss)	Development Stage	Equity (Deficit)
Issuance of Series B-1 convertible preferred stock for cash, conversion of the convertible note and related interest at $35.40 per share in April 2004, net of issuance costs of $140	199,224	6,837	—	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock warrants in connection with conversion of convertible note	—	—	—	—	—	15	—	—	15
Issuance of Series B-1 convertible preferred stock warrants in lieu of future capital advances extended to the Company	—	—	—	—	—	11	—	—	11
Net loss	—	—	—	—	—	—	—	(2,534)	(2,534)

Balance — December 31, 2004	253,951	8,643	—	182,200	—	532	—	(5,598)	(5,066)
Issuance of Series B-2 convertible preferred stock for cash at $46.35 per share in March 2005, net of issuance costs of $20	134,843	6,230	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	(5,004)	(5,004)

Balance — December 31, 2005	388,794	14,873	—	182,200	—	532	(3)	(10,602)	(10,073)
Stock-based compensation expense	—	—	—	—	—	75	—	—	75

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Period from August 10, 1999 (Date of Inception) to March 31, 2014 — (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock		Notes Receivable from	Common Stock		Additional	Other Comprehensive	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Stockholders	Shares	Amount	Paid-In Capital	Income (Loss)	Development Stage	Equity (Deficit)
Reclassification of convertible preferred stock warrants to liabilities	—	—	—	—	—	(26)	—	—	(26)
Realized loss on marketable securities	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	(9,378)	(9,378)

Balance — December 31, 2006	388,794	14,873	—	182,200	—	581	—	(19,980)	(19,399)
Stock-based compensation expense	—	—	—	—	—	198	—	—	198
Exercise of stock options at $6.60 per share	—	—	—	228	—	2	—	—	2
Issuance of Series C-1 convertible preferred stock upon conversion of convertible debt and related interest at $63.75 per share in December 2007, net of issuance costs of $1,103	279,425	16,710	(15)	—	—	—	—		—
Issuance of Series C-2 convertible preferred stock for cash at $82.50 per share in December 2007, net of issuance costs of $328	64,242	4,972	—	—	—	—	—	—	—
Issuance of Series C-3 convertible preferred stock for cash at $138.00 per share in December 2007, net of issuance costs of $1,132	144,927	15,452	—	—	—	1,708	—	—	1,708
Net loss	—	—	—	—	—	—	—	(19,965)	(19,965)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Period from August 10, 1999 (Date of Inception) to March 31, 2014 — (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock		Notes Receivable from	Common Stock		Additional	Other Comprehensive	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Stockholders	Shares	Amount	Paid-In Capital	Income (Loss)	Development Stage	Equity (Deficit)
Balance — December 31, 2007	877,388	52,007	(15)	182,428	—	2,489	—	(39,945)	(37,456)
Stock-based compensation expense	—	—	—	—	—	404	—	—	404
Exercise of stock options at $6.60 per share	—	—	—	638	—	4	—	—	4
Issuance of Series C-2 convertible preferred stock for cash at $82.50 per share in July 2008, net of issuance costs of $600	96,969	7,400	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(21,966)	(21,966)

Balance — December 31, 2008	974,357	59,407	(15)	183,066	—	2,897	—	(61,911)	(59,014)
Stock-based compensation expense	—	—	—	—	—	391	—	—	391
Exercise of stock options at $11.10 per share	—	—	—	8,634	—	96	—	—	96
Issuance of Series D convertible preferred stock for cash at $66.75 per share and upon conversion of convertible debt and related interest at $66.75 per share in December 2009, net of issuance costs of $172	383,851	25,450	(6)	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	15	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(24,064)	(24,064)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Period from August 10, 1999 (Date of Inception) to March 31, 2014 — (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock		Notes Receivable from	Common Stock		Additional	Other Comprehensive	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Stockholders	Shares	Amount	Paid-In Capital	Income (Loss)	Development Stage	Equity (Deficit)
Balance — December 31, 2009	1,358,208	84,857	(6)	191,700	—	3,384		(85,975)	(82,591)
Stock-based compensation expense	—	—	—	—	—	455	—	—	455
Exercise of stock options at $2.70 per share	—	—	—	3,466	—	10	—	—	10
Issuance of Series D convertible preferred stock for cash at $66.75 per share, net of issuance costs of $39	159,023	10,576	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	6	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(29,229)	(29,229)

Balance — December 31, 2010	1,517,231	95,433	—	195,166	—	3,849	—	(115,204)	(111,355)
Stock-based compensation expense	—	—	—	—	—	273	—	—	273
Issuance of Series B-1 convertible preferred stock upon the net exercise of warrants	150	—	—	—	—	—	—	—	—
Issuance of common stock subject to repurchase in August 2010 for $17.40 per share	—	—	—	3,333	—	—	—	—	—
Common stock warrants issued in connection with convertible notes (January through June)	—	—	—	—	—	463	—	—	463
Net loss	—	—	—	—	—	—	—	(44,863)	(44,863)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Period from August 10, 1999 (Date of Inception) to March 31, 2014 — (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock		Notes Receivable from	Common Stock		Additional	Other Comprehensive	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Stockholders	Shares	Amount	Paid-In Capital	Income (Loss)	Development Stage	Equity (Deficit)
Balance — December 31, 2011	1,517,381	95,433	—	198,499	—	4,585	—	(160,067)	(155,482)
Stock-based compensation expense	—	—	—	—	—	79	—	—	79
Issuance of common stock warrants in connection with convertible notes (September through December)	—	—	—	—	—	153	—	—	153
Exercise of stock options at $2.55 per share	—	—	—	2,530	—	6	—	—	6
Exercise of common stock warrants at $0.15 per share	—	—	—	2,995	—	1	—	—	1
Series C-3 convertible preferred stock modification	—	—	—	—	—	(3,225)	—	—	(3,225)
Net loss	—	—	—	—	—	—	—	(58,259)	(58,259)

Balance — December 31, 2012	1,517,381	95,433	—	204,024	—	1,599	—	(218,326)	(216,727)
Stock-based compensation expense	—	—	—	—	—	548	—	—	548
Conversion of Series A and B convertible preferred stock into Series E-1 convertible preferred stock	—	(11,256)	—	—	—	—	—	11,256	11,256
Conversion of Series C convertible preferred stock into Series E-2 convertible preferred stock	—	(39,000)	—	—	—	—	—	39,000	39,000
Conversion of Series D convertible preferred stock into Series E-3 convertible preferred stock	607,476	(24,638)	—	—	—	—	—	24,638	24,638

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Period from August 10, 1999 (Date of Inception) to March 31, 2014 — (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock		Notes Receivable from	Common Stock		Additional	Other Comprehensive	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Stockholders	Shares	Amount	Paid-In Capital	Income (Loss)	Development Stage	Equity (Deficit)
Conversion of Convertible Notes into Series E-4 convertible preferred stock	4,748,484	66,954	—	—	—	32,008	—	—	32,008
Issuance of Series E-5 convertible preferred stock for cash at $22.50 per share in February through May 2013, net of issuance costs of $132	1,810,441	36,375	—	—	—	—	—	—	—
Issuance of Series E-5 convertible preferred stock as a deemed dividend	7,911	177	—	—	—	(177)	—	—	(177)
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	—	—	—	—	—	4,272	—	—	4,272
Expiration of note payable from stockholder, Series E-1	(1,694)	(63)	—	—	—	63	—	—	63
Exercise of stock options at $2.55 per share	—	—	—	4,284	—	11	—	—	11
Exercise of common stock warrants at $0.15 per share	—	—	—	52,481	—	7	—	—	7
Net loss	—	—	—	—	—	—	—	(52,448)	(52,448)

Balance — December 31, 2013	8,689,999	123,982	—	260,789	—	38,331	—	(195,880)	(157,549)
Compensation expense relating to employee stock purchase plan	—	—	—	—	—	209	—	—	209
Non-employee stock-based compensation expense related to stock options	—	—	—	—	—	325	—	—	325

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Period from August 10, 1999 (Date of Inception) to March 31, 2014 — (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock		Notes Receivable from	Common Stock		Additional	Other Comprehensive	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Stockholders	Shares	Amount	Paid-In Capital	Income (Loss)	Development Stage	Equity (Deficit)
Employee stock-based compensation expense related to stock options	—	—	—	—	—	276	—	—	276
Conversion of preferred stock to common stock in connection with initial public offering	(8,689,999)	(123,982)	—	8,689,999	9	123,972	—	—	123,981
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	—	1,441	—	—	1,441
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs of $11.8 million	—	—	—	6,900,000	7	98,637	—	—	98,644
Issuance of common stock upon conversion of 2013 convertible notes in connection with initial public offering	—	—	—	1,637,846	2	26,204	—	—	26,206
Issuance of common stock upon net exercise of common stock warrants and related extinguishment of warrant liability in connection with initial public offering	—	—	—	1,158,443	1	6,489	—	—	6,490
Issuance of common stock upon exercise of stock options	—	—	—	5,113	—	15	—	—	15
Issuance of common stock at $15.45 per share for services rendered	—	—	—	1,111	—	17	—	—	17
Termination of repurchase rights related to vesting of common stock issued pursuant to early exercises	—	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	—	(21,426)	(21,426)

Balance — March 31, 2014	—	$—	$—	18,653,301	$19	$295,974	$—	$(217,306)	$78,687

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months ended March 31,		Cumulative Period from August 10, 1999 (Date of Inception) to
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,426)	$(21,657)	$(292,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	488	453	9,399
Amortization of discount on debt and capital leases	1,046	2,821	20,907
Amortization of debt issuance cost	52	101	921
Revaluation of derivative liabilities associated with convertible notes	(4,032)	(1,800)	(20,196)
Revaluation of derivative liabilities associated with the Medicis settlement	416	—	369
Revaluation of common stock warrant liability	2,151	—	2,772
Revaluation of convertible preferred stock warrant liability	210	1,158	(5,172)
Convertible preferred stock warrant modification remeasurement adjustment	—	—	1,168
Extinguishment of warrant liability upon exercise of put option by warrant holder	1,356	—	1,356
Loss on extinguishment of 2013 Notes	8,331		8,331
Stock-based compensation expense	810	14	3,250
Interest on convertible notes converted to convertible preferred stock	—	9,220	38,521
Interest for new debt upon issuance, non-cash	271	—	544
Capitalized interest	(231)	—	(684)
Modification of Series C-3 convertible preferred stock in accordance with Medicis settlement agreement	—	—	(3,225)
Derivative liabilities recognized as result of Medicis settlement agreement	—	—	15,268
Cumulative effect of change in accounting principle	—	—	(8)
Realized loss on sale of short-term investments	—	—	3
Gain on sale lease back transactions	—	—	(258)
Loss on sale of fixed assets	—	—	145
Write-off of technology	—	—	485
Issuance of common stock for services rendered	17	—	21
Issuance of Series A convertible preferred stock for services rendered	—	—	166
Issuance of convertible preferred stock warrants to a service provider	—	—	598
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,428)	(158)	(3,959)
Other non-current assets	(1,253)	(288)	(4,424)
Accounts payable	(1,944)	1,854	3,054
Accruals and other current liabilities	1,813	1,663	3,956
Payments against Medicis liabilities	(7,073)	—	(14,000)
Deferred rent	403	36	3,579
Deferred revenue	(83)	—	(0)

Net cash used in operating activities	(21,106)	(6,583)	(229,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(985)	(325)	(21,415)
Change in restricted cash	75	75	(510)
Proceeds from sale of property and equipment	—	—	54
Proceeds from sale leaseback transactions	—	—	3,385
Purchase of short-term investments	—	—	(2,268)
Sales and maturities of short-term investments	—	—	2,265

Net cash used in investing activities	(910)	(250)	(18,489)

REVANCE THERAPEUTICS, INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows – (Continued)

(In thousands)

(Unaudited)

	Three Months ended March 31,		Cumulative Period from August 10, 1999 (Date of Inception) to
	2014	2013	March 31, 2014
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred initial public offering costs	102,672	—	102,672
Proceeds from issuance of convertible notes and notes payable	6,750	—	132,973
Principal payments made on capital leases	(2)	(308)	(3,382)
Principal payments made on notes payable	(2,042)	(1,816)	(32,038)
Proceeds from the exercise of stock options, net of repurchases	15	—	143
Payments to settle warrants	(1,438)	—	(1,438)
Proceeds from the exercise of common stock warrants	—	1	8
Proceeds from issuance of convertible preferred stock, net	—	31,782	40,646
Proceeds from convertible Series B, C, and D convertible notes	—	—	73,007
Proceeds from convertible Series B bridge loan	—	—	495
Proceeds from convertible Series C bridge loan	—	—	16,936
Proceeds from convertible Series D bridge loan	—	—	5,612
Repayments on notes receivable from stockholders	—	—	21
Proceeds from capital equipment loan	—	—	413
Repayments on capital equipment loan	—	—	(413)

Net cash provided by financing activities	105,955	29,659	335,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83,939	22,826	87,853
CASH AND CASH EQUIVALENTS — Beginning of period	3,914	4,083	—

CASH AND CASH EQUIVALENTS — End of period	$87,853	$26,909	$87,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$372	$499	$8,766

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of Series E-1, E-2, E-3, E-4 and E-5 preferred stock into common stock	$123,982	$—	$123,982
Conversion of 2013 Notes into common stock	$26,206	$—	$26,206
Issuance of common stock upon net exercise of common stock warrants in connection with IPO	$6,490	$—	$6,490
Fair value in excess of debt host for derivative liabilities associated with convertible notes	$1,050	$—	$22,104
Deferred initial public offering costs	$4,028	$—	$4,028
Conversion of preferred stock warrants to common stock warrants	$1,441	$—	$1,441
Termination of stock option repurchase right	$58	$—	$58
Capital contribution on the extinguishment of the prior convertible preferred stock	$—	$74,894	$74,894
Capital contribution on the extinguishment of the 2011 Notes	$—	$32,008	$32,008
Deemed dividend on issuance of Series E-5 convertible preferred stock	$—	$177	$177
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	$—	$3,247	$4,888
Issuance of common stock warrants in connection with the 2013 Notes	$981	$—	$3,718
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$3,594	$—	$3,594
Rescission of note receivable from stockholder	$—	$—	$60
Issuance of convertible preferred stock warrants	$80	$—	$5,535
Reclassification of convertible preferred stock warrants to liabilities	$—	$—	$18
Additions of property and equipment under capital lease obligations	$—	$—	$3,338
Conversion of convertible notes and interest into Series B-1, C-1 and D convertible preferred stock	$—	$—	$23,962

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	The Company and Basis of Presentation

Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic applications. Botulinum toxin is a well-characterized protein currently used in numerous aesthetic and therapeutic indications representing a multi-billion dollar market in the United States and other countries. All currently approved and commercially available botulinum toxin products are administered by injection. The Company’s lead product candidate, RT001, is a topical formulation of botulinum toxin type A, which is believed to have significant advantages over existing injectable products and could significantly grow the botulinum toxin market. The Company’s second product candidate, RT002, is a novel injectable formulation of botulinum toxin type A designed to be more targeted and longer lasting than currently available botulinum toxin injectable products. These product candidates combine the Company’s purified botulinum toxin with the Company’s proprietary TransMTS® peptide delivery system. The Company owns the worldwide rights to both of its product candidates.

Since commencing operations in 2002, the Company has devoted substantially all of its efforts identifying and developing product candidates for the aesthetics and therapeutic pharmaceutical markets, recruiting personnel and raising capital. The Company has devoted predominantly all of its resources to preclinical, clinical, and manufacturing development of RT001 and RT002. The Company has never been profitable and has not yet commenced commercial operations. Accordingly, the Company is considered to be in the development stage.

Since the Company’s inception, the Company has incurred losses from operations and negative cash flows from operations. For the three months ended March 31, 2014, the Company had a net loss of $21.4 million, which includes net non-cash interest expenses of $9.5 million. The Company also used $21.1 million for operating activities. As of March 31, 2014, the Company had a working capital surplus of $68.6 million and an accumulated deficit of $217.3 million. The Company believes that its existing cash and cash equivalents, including net proceeds from its initial public offering of $98.6 million, and existing credit facility will allow the Company to fund its operating plan through at least the next 15 months.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the condensed results of operations and cash flows for the interim periods covered and the condensed consolidated financial position of the Company at the date of the balance sheets. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or US GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2014, or any other future period.

The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, on March 28, 2014.

The Condensed Consolidated Financial Statements of the Company include the Company’s accounts and those of the Company’s wholly-owned subsidiary and have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP.

Initial Public Offering

In February 2014, the Company completed its initial public offering, or IPO, pursuant to which the Company issued 6,900,000 shares of common stock at $16.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 900,000 additional shares of common stock, and received net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. In addition, in connection with the completion of the Company’s IPO, all convertible preferred stock converted into common stock.

2.	Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 28, 2014. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2014.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting periods. Such management estimates include the fair value of common stock, stock-based compensation, fair value of convertible preferred stock and warrants, fair value of derivatives, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.

Interest Expense

The accrued interest, and related interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs which are generally derived from cash payments related to the issuance of convertible notes and notes payable and which are capitalized on the Condensed Consolidated Balance Sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with convertible notes which are also capitalized on the Condensed Consolidated Balance Sheets, (iii) interest recognized on 2011 convertible notes, or 2011 Notes, which were not paid but instead converted into shares of convertible preferred stock, and (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which were not paid but instead converted into shares of common stock. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments. The Company classifies gain or loss on debt extinguishments within interest expense.

3.	Medicis Settlement

In October 2012, or Settlement Date, the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 and RT002 from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million made in November 2012, (ii) $14.0 million to be made upon specified capital raising achievements by the Company, or Proceeds Sharing Arrangement Payment, and (iii) $4.0 million to be made upon the achievement of specified regulatory milestones by the Company, or Product Approval Payment. Beginning on the third anniversary of the Settlement Date, any unpaid amount will begin to accrue interest at a rate of 8% per annum. The Company determined that the settlement provisions related to the Proceeds Sharing Arrangement Payment in (ii) and the Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability at the time of settlement and periodic fair value remeasurements going forward. At the time of the settlement, the fair value of the Proceeds Sharing Arrangement Payment was estimated to be $12.9 million and the fair value of the Product Approval Payment was estimated to be $2.4 million upon issuance in October 2012 and as of December 31, 2012. The fair value of the Proceeds Sharing Arrangement Payment derivative was initially determined using an option pricing model, and the fair value of the Product Approval Payment derivative was determined by estimating the timing and probability of the related approval and multiplying the payment amount by this probability percentage and a discount factor assuming a term of two years and an appropriate risk-free rate.

The Company recorded $0.4 million to remeasure the fair value of the derivative for the remaining obligation under the Proceeds Sharing Arrangement through February 13, 2014, which is the date the Company made a payment of $7.1 million to Medicis, which represented the remaining obligation under the Proceeds Sharing Arrangement. The Company did not make any payments under the Product Approval Payment during the quarter ended March 31, 2014. As of March 31, 2014, the Company determined the fair value of its liability for the Product Approval Payment was $1.6 million, which was measured by updating the estimate of the timing and probability of the related approval and a discount factor assuming a term of 3 years, a risk-free rate of 0.9% and a credit risk adjustment of 6.0%.

4.	Fair Value Measurements

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. These instruments consist of derivative liabilities associated with convertible notes, derivative liabilities associated with the Medicis settlement, common stock warrant liabilities, and convertible preferred stock warrant liabilities, all of which are considered Level 3 instruments. The fair value of these instruments was as follows (in thousands):

	As of March 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with the Medicis settlement	$1,637	—	—	$1,637

Total liabilities measured at fair value	$1,637	$—	$—	$1,637

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

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

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the three months ended March 31, 2014 and the year ended December 31, 2013.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

	Derivative Liability Associated with Convertible Notes	Derivative Liability Associated with the Medicis Settlement	Common Stock Warrant Liability	Convertible Preferred Stock Warrant Liability
Fair value as of December 31, 2013	$4,890	$8,294	$3,358	$1,233
Fair value of financial instruments issued	1,050	—	981	80
Cash payments against Medicis liabilities	—	(7,073)	—	—
Change in fair value	(4,032)	416	2,151	210
Extinguishment of warrant liability upon exercise of put option by warrant holder	—	—	—	(82)
Conversion in connection with IPO	(1,908)	—	(6,490)	(1,441)

Fair value as of March 31, 2014	$—	$1,637	$—	$—

Level 3 instruments consist of the Company’s derivative liabilities related to convertible notes, derivative liabilities related to the Medicis settlement, common stock warrant liabilities, and convertible preferred stock warrant liabilities. The fair value of the derivative liabilities associated with the convertible notes was measured using the Monte Carlo valuation methodology. Inputs used to determine estimated fair value of these derivative instruments include the probability estimates of potential settlement scenarios for the convertible notes, a present value discount rate and an estimate of the expected timing of settlement. The significant unobservable inputs used in the fair value measurement of the derivatives associated with the convertible notes are the scenario probabilities and the discount rate estimated at the valuation date. Generally, increases or decreases in the discount rate would result in a directionally opposite impact to the fair value measurement of this derivative instrument. Also, changes in the probability scenarios would have had varying impacts depending on the weighting of each specific scenario. Heavier weighting towards a change in control, a private investment in public equity transaction or IPO would result in an increase in fair value of this derivative instrument. The fair value upon the IPO took into account a 100% weighting towards the IPO scenario.

The fair value of one of the derivative liabilities resulting from the Medicis litigation settlement, specifically the previously outstanding liability for the derivative related to the Proceeds Sharing Arrangement Payment (Note 3) as recognized cash payments against the liability, was measured using an option pricing model. Inputs used to determine estimated fair value of this derivative include the equity value of the Company, expected timing of the respective settlement payments, a risk-free interest rate and the expected volatility. The significant unobservable inputs used in the fair value measurement of the Proceeds Sharing Arrangement Payment derivative are the equity value of the Company and the expected timing of the payments at the valuation date. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The Company settled the remaining obligation under the Proceeds Sharing Arrangement upon the IPO. The Company remeasured the liability to the value of the payment due to Medicis, or $7.1 million.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The fair value of the remaining derivative liability resulting from the Medicis litigation settlement, specifically the derivative related to the Product Approval Payment, was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment. The significant unobservable inputs used in the fair value measurement of the Product Approval Payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment. Generally, increases or decreases in probability estimate and decreases or increases, respectively, in the credit risk adjustment inputs would result in a directionally similar impact to the fair value measurement.

The fair values of the outstanding common stock warrants and previously outstanding convertible preferred stock warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases or decreases in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

5.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Research equipment	$9,094	$9,045
Computer equipment	497	496
Furniture and fixtures	449	451
Leasehold improvements	3,632	3,632
Construction in progress	10,153	8,880

Total property and equipment	23,825	22,504
Less: accumulated depreciation	(8,675)	(8,189)

Property and equipment, net	$15,150	$14,315

Depreciation expense was $0.5 million, $0.5 million, and $9.4 million for the three months ended March 31, 2014 and 2013, and for the cumulative period from August 10, 1999 (Date of Inception) to March 31, 2014.

The Company has obligations to make future payments to certain vendors that become due and payable during the construction of its manufacturing facilities in Newark, California, in 2013. The arrangement was accounted for as construction-in-progress and the outstanding obligations as of March 31, 2014 and December 31, 2013 were $3.0 million and $1.8 million, respectively. The Company recorded capitalized interest costs of $0.2 million, $0, and $0.7 million during the three months ended March 31, 2014 and 2013, and for the cumulative period from August 10, 1999 (Date of Inception) to March 31, 2014.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Prepaid expenses	$1,082	$512
Prepaid clinical trial expenses	28	19
Accounts receivable	1,786	225
Deferred rent, current portion	322	—
Other current assets	26	69

Total prepaid expenses and other current assets	$3,244	$825

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Accruals and Other Current Liabilities

Accruals and other current liabilities consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Accrued compensation	$936	$689
Accrued clinical trial expenses	254	169
Accrued interest on notes payable	79	478
Accrued construction-in-progress obligations	2,959	1,757
Accrued initial public offering costs	—	506
Other current liabilities	1,287	562

Total accruals and other current liabilities	$5,515	$4,161

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Deferred initial public offering costs	$—	$2,812
Unamortized debt issuance costs	155	194

Total other non-current assets	$155	$3,006

6.	Notes Payable

Hercules Notes Payable

In September 2011, the Company entered into a loan and security agreement with Hercules Technology Growth Capital for $22.0 million, referred to as the Hercules Notes Payable. From the proceeds of the Hercules Notes Payable, $7.0 million was used to fully repay the principal and accrued interest due under the Venture Debt. At the time of the Venture Debt repayment, the remaining unamortized debt discount of $579,000 was written-off to interest expense.

The Hercules Notes Payable, which matures in March 2015, is secured by all assets of the Company, and bears interest at the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25% per annum and contains covenants that require, among other things, that the Company seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 30 days after the end of each month. Starting in July 2012, the loan is to be repaid in 33 equal monthly payments of principal and interest of $764,000 plus an end of term payment of $500,000 if the loan is prepaid, or $400,000 if paid upon maturity. The loan also allows for prepayment at any time with a premium ranging from 1% to 4% of $15.0 million, depending on when the prepayment occurs.

In connection with the Hercules Notes Payable, the Company issued warrants to purchase 17,977 shares of Series D convertible preferred stock at $66.75 per share, which converted to common stock upon the Company’s IPO. The fair value of the warrants of $122,000 was recorded as a debt discount and is amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $9,000 and $9,000 from the amortization of the warrant related debt discount for the three months ended March 31, 2014 and 2013. The unamortized debt discount balance was $35,000 and $43,000 as of March 31, 2014 and December 31, 2013. The Company incurred $544,000 of debt issuance costs in connection with the Hercules Notes Payable which is also being amortized to interest expense over the term of the borrowings. The Company recognized interest expense of $39,000 and $39,000 from the amortization of the debt issuance costs during the three months ended March 31, 2014 and 2013. The unamortized debt issuance costs balances were $155,000 and $194,000 as of March 31, 2014 and December 31, 2013.

Essex Capital Notes

On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 commercial fill/finish line, or the Fill/Finish Line. Under the Loan and Lease Agreement, with the issuance of each Note, the

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Company will issue warrants to purchase its capital stock. Upon acceptance of the Fill/Finish Line by the Company, Essex Capital will purchase the Fill/Finish Line at the original invoice amounts in exchange for extinguishing the principal balance due under the Notes. Concurrently with this sale, the Company will lease the Fill/Finish Line from Essex Capital for a fixed monthly payment to be paid monthly over three years. At the end of the lease, the Company will have the option to purchase the Fill/Finish Line for 10% of the original purchase amount. During the term of the Essex Notes, the Company will make interest only payments. The Essex Notes must be repaid in full if the Fill/Finish Line is not accepted and the sale-leaseback is not executed prior to the one year anniversary of the Essex Notes. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility, and an additional $2.5 million in January 2014 under short-term notes.

In connection with the Essex Notes, the Company is required to issue the warrants regardless of whether it draws down the full $10.8 million under the agreement, unless it chooses to discontinue construction of the equipment. The Company issued warrants to Essex to purchase 12,345 shares of Series E-5 convertible preferred stock in December 2013 and January 2014. Subsequent to the IPO in February 2014, the previously issued warrants to purchase shares of Series E-5 convertible preferred stock converted into warrants to purchase shares of common stock. The fair value of the warrants at the issuance date of $0.2 million and debt issuance costs totaling $0.03 million were recorded as discount on debt, and will be amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $9,000 for the amortization of the warrant related debt discount for the three months ended March 31, 2014. The unamortized debt discount balance was $0.2 million as of March 31, 2014.

As of March 31, 2014, future principal payments under the Notes Payable are as follows (in thousands):

2014	$11,380
2015	2,641

Total principal payments	14,021
Less: debt discount	(216)
Less: current portion	(13,405)

Long-term portion of notes payable	$400

During the three months ended March 31, 2014 and 2013, the Company made principal and interest payments on the Hercules Notes Payable of $2.3 million and $2.3 million, respectively. Additionally, the Company made principal and interest payments on the Essex Notes in the amount of $6,000 and $0 during the three months ended March 31, 2014 and 2013, respectively.

7.	2013 Convertible Notes and common stock warrants

At December 31, 2013, the 2013 Notes had an aggregate outstanding principal amount of $19.4 million. In January 2014, the Company issued an additional $4.3 million in 2013 Notes. In February 2014, in connection with the Company’s IPO, the 2013 Notes with a principal amount, accrued interest, and derivative liability of $26.2 million were converted into 1,637,846 shares of the Company’s common stock. In connection with the issuance of the 2013 Notes, the Company issued warrants to purchase 409,450 shares of common stock. In February 2014, these warrants were net exercised for 405,594 shares of common stock.

Additionally, the 2013 Notes had conversion and redemption features which were determined to be embedded derivatives, requiring bifurcation and separate fair value accounting. Immediately prior to the conversion, the Company determined that the fair value of the derivative liabilities associated with the convertible notes was reduced to $1.9 million. Upon the conversion of the 2013 Notes into shares of common stock, the Company applied extinguishment accounting resulting in a loss of $8.3 million as discussed below. As of the date of conversion, the Company was in compliance with all covenants in the 2013 Notes.

During the three months ended March 31, 2014, the Company recognized non-cash interest expense of $9.6 million related to the 2013 Notes, including amortization of warrant-related debt discount of approximately $0.4 million up to the date of conversion, amortization of the derivative-related debt discount of $0.6 million up to the date of conversion, accrued interest of $0.3 million up to the date of conversion and a loss on extinguishment of $8.3 million upon conversion of the 2013 Notes into common stock. The Company had unamortized debt discount balance $0 and $7.3 million as of March 31, 2014 and December 31, 2013, respectively.

8.	Interest Expense

The accrued interest, and related interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs which are generally derived from cash payments related to the issuance of convertible notes and notes payable and which are capitalized on the Condensed Consolidated Balance Sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with convertible notes which are also capitalized on the Condensed Consolidated Balance Sheets, (iii) interest recognized on 2011 Notes which were not paid but instead converted into shares of convertible preferred stock and (iv) interest recognized on the

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

2013 Notes which were not paid but instead converted into shares of common stock. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments. The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash interest expense (1)	$(372)	$(499)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	(52)	(101)
Non-cash interest expense — warrant and derivative related debt discounts	(67)	(2,821)
Non-cash interest expense — convertible notes	(1,250)	(9,203)
Loss on extinguishment of 2013 Notes	(8,331)	—
Non-cash capitalized interest expense (2)	231	—

Total non-cash interest expense	(9,469)	(12,125)

Total interest expense	$(9,841)	$(12,624)

(1)	Cash interest expense included interest payments under the Hercules Notes Payable and Essex Notes.
(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

9.	Commitments and Contingencies

Facility Lease

In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. This facility will be used for research, manufacturing, and administrative functions.

In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. As part of this agreement, the Lessor shall provide the Company with a tenant improvement allowance during 2014 in an amount not to exceed $3.0 million. Under the terms of the lease, the Company’s payments escalate over the term of the lease; however, the Company recognizes the expense on a straight-line basis over the life of the lease.

Rent expense was $1.3 million, $1.1 million, and $21.5 million for the three months ended March 31, 2014 and 2013 and for the cumulative period from August 10, 1999 (Date of Inception) to March 31, 2014.

As of March 31, 2014, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2014	$3,685
2015	5,070
2016	5,222
2017	5,394
2018 and thereafter	37,932

Total payments	$57,303

Other Milestone-Based Commitments

The Company has obligations to make future milestone payments to List Laboratories that become due and payable on the achievement of certain development, regulatory and commercial milestones. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.

Purchase Commitments

The Company has certain commitments from outstanding purchase orders related to the acquisition of equipment to be installed in the Company’s manufacturing facility and the cost of the design, construction, and installation of the Company’s fill to finish line. These agreements, which total $14.7 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is not subject to any known current pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.

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

No amounts associated with such indemnifications have been recorded to date.

10.	Common Stock

Reverse Stock Split

In January 2014, the Company’s Board of Directors and stockholders approved an amended and restated certificate of incorporation effecting a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock that was effective on February 3, 2014. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding share and per share amounts included in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

11.	Convertible Preferred Stock

In connection with the IPO in February 2014, the Company converted the convertible preferred stock into 8,689,999 shares of common stock at a ratio of 1:1.

12.	Warrants

Common Stock Warrants

In January 2014, the Company issued warrants to purchase 72,248 shares of common stock in connection with the issuance of the most recent round of the 2013 Notes (see Note 7 for additional information). In February 2014, following the completion of the Company’s IPO, all outstanding common stock warrants net exercised into 1,158,443 shares of common stock.

Convertible Preferred Stock Warrants

In February 2014, two holders of preferred stock warrants exercised their put options to sell 22,856 warrants at an exercise price equal to the average fair value of the Company’s stock price for 5 days preceding the exercise. The Company recorded a loss on cash settlement of $1.4 million as a result of this exercise.

        In January 2014, in connection with the Company’s issuance of notes payable to Essex Capital (see Note 6 for additional information), the Company issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock. Upon completion of the IPO, all outstanding warrants to purchase Series E convertible preferred stock, excluding the 22,856 warrants that were exercised, converted into 173,975 warrants to purchase common stock at prices ranging from $14.95 per share to $31.50 per share, expiring in 2018 through 2021.

Warrants Outstanding

As of March 31, 2014, the Company has warrants to purchase 173,975 shares of common stock outstanding and no convertible preferred stock warrants outstanding.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

13.	Equity Incentive Plans

2014 Equity Incentive Plan

On January 22, 2014, the Company’s board of directors authorized the adoption of the 2014 Equity Incentive Plan, or 2014 plan, which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2014 plan will not exceed 1,000,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the Company’s 2014 plan is 2,000,000 shares. The 2014 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2014 plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

2014 Employee Stock Purchase Plan

On January 22, 2014, the Company’s board of directors authorized the adoption of the 2014 Employee Stock Purchase Plan, or 2014 ESPP, which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. The maximum number of shares of common stock that may be issued under the Company’s 2014 ESPP is 200,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 ESPP will automatically increase on January 1 of each year, beginning on January 1 of the year after the closing of our IPO and ending on and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 300,000 shares of common stock or (iii) such lesser number of shares of common stock as determined by the Company’s board of directors. Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. The 2014 ESPP is intended to qualify as an “employee stock purchase plan,” or ESPP, under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of March 31, 2014, the Company recorded stock-based compensation expense of $209,000 related to the 2014 ESPP.

The fair value of the option component of the shares expected to be purchased under the 2014 ESPP were estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months ended March 31, 2014
Expected term (in years)	0.5
Expected volatility	48.00%
Risk-free interest rate	0.08%
Expected dividend rate	0.00%

Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company’s stock price.

Expected Term. The expected term is based on the term of the purchase period under the 2014 ESPP.

Expected Volatility. Since the Company was a private entity with little historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity treasury rates with remaining terms similar to the expected term.

Expected Dividend Rate. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend rate of zero in the valuation model.

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Stock-based Compensation to Employees

Total stock-based compensation expense related to options and ESPP granted to employees was allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$245	$4
Sales, general and administrative	240	5

Total stock based compensation expense	$485	$9

Stock-based compensation to Non-Employees

Total stock-based compensation expense related to options granted to non-employees was allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$250	$1
Sales, general and administrative	75	4

Total stock based compensation expense	$325	$5

14.	Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss	$(21,426)	$(21,657)
Capital contribution on the extinguishment of prior convertible preferred stock	—	74,894
Deemed dividend on the issuance of Series E-5 convertible preferred stock	—	(177)
Noncumulative dividend on Series E convertible preferred stock	—	(2,143)
Undistributed earnings allocated to preferred stockholders	—	(45,701)

Net income (loss) attributable to common stockholders, basic	(21,426)	5,216
Adjustments to net income (loss) for dilutive securities	—	8,133

Net income (loss) attributable to common stockholders, diluted	$(21,426)	$13,349

Net income (loss) per share attributable to common stockholders
Basic	$(1.93)	$25.54

Diluted	$(1.93)	$21.00

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	11,092,471	204,220

Diluted	11,092,471	635,726

REVANCE THERAPEUTICS, INC.

(A development stage company)

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2014	2013
Stock options	1,239,817	—
Convertible preferred stock	—	8,292,844
Convertible preferred stock warrants	—	82,262
Common stock warrants	173,975	180,847
Shares expected to be purchased on June 30, 2014 under 2014 ESPP	22,114	—

15.	Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2014 and the Company expects that its effective tax rate for the full year 2014 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss, or NOL, and credit carryforwards are subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code. California and New Jersey, where the Company files state tax returns, have similar laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL or tax credit carryforwards before utilization. The Company determined that ownership changes occurred in April 2004 and February 2014. As a result of the 2014 change, approximately $1.4 million of federal net operating loss carryforwards and $4.8 million of federal research and development, or R&D, credits are expected to expire unused. As of March 31, 2014, the Company derecognized $1.4 million of federal NOLs and $4.8 million of federal R&D credits. Since the R&D credits for California carry over indefinitely, there was no change to the California R&D credits.

The Company files tax returns for U.S. Federal, State of California, and State of New Jersey. The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company had incurred losses from operations, which generally allows all tax years to remain open.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination.

The gross amount of unrecognized tax benefits as of March 31, 2014 is $1.1 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. In connection with the IPO in February 2014, the Company’s unrecognized tax benefits have decreased due to derecognition of federal R&D credits subject to Section 383 limitations. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The interest and penalties are recognized as other expense and not tax expense. The Company currently has no interest and penalties related to uncertain tax positions.

16.	Subsequent Events

In April and May 2014, the Company granted 168,800 stock options and 43,050 shares of restricted stock under the 2014 Equity Incentive Plan to non-employee directors and non-executive existing and new employees. The aggregate grant date fair value is estimated to be $2.6 million and $1.2 million for stock options and restricted stock, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this Quarterly Report on this Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within meaning of the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Revance Therapeutics, Inc. is a clinical stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic applications. Botulinum toxin is a well-characterized protein currently used in numerous aesthetic and therapeutic indications and represents a multi-billion dollar market in the United States and other countries. All currently approved and commercially available botulinum toxin products are administered by injection. Our lead product candidate, RT001, is a topical formulation of botulinum toxin type A, which we believe has significant advantages over existing injectable products and could significantly expand the botulinum toxin market beyond existing users. Our second product candidate, RT002, is a novel injectable formulation of botulinum toxin type A designed to be more targeted and longer lasting than currently available botulinum toxin injectable products. Both of our product candidates combine our purified botulinum toxin with our proprietary TransMTS® peptide delivery system.

We are evaluating RT001 in a broad clinical program that includes aesthetic indications such as lateral canthal lines, the wrinkles around the eyes which are commonly referred to as crow’s feet lines, and therapeutic indications such as hyperhidrosis, or excessive sweating, migraine headache and allergic rhinitis, or inflammation of the mucous membrane inside the nose. We are evaluating RT002 in glabellar lines with plans to expand into therapeutic uses in the future.

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

In April 2014, we announced positive data from our Phase 1/2 study of RT002 for the treatment of moderate to severe glabellar (frown) lines. In the study, RT002 met its primary efficacy and safety endpoints. The open-label, dose escalating, Phase 1/2 study enrolled 48 adults in four cohorts. Based on the results of this study and previous findings from pre-clinical data, we plan to continue studying RT002 in a Phase 2 active comparator study. Data from this Phase 2 study is anticipated in 2015.

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

Through March 31, 2014, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt and convertible debt. In the year ended December 31, 2013, we raised proceeds in the aggregate amount of $40.8 million through the sale of shares of our Series E convertible preferred stock. We also raised $23.65 million through the issuance of convertible notes and common stock warrants in the fourth quarter of 2013 and in January 2014. On February 6, 2014, we executed our initial public offering, or IPO, for sale of 6,000,000 shares of common stock at $16 per share. On February 6, 2014, the underwriters exercised their option to purchase an additional 900,000 shares of common stock adding approximately $13.4 million in net proceeds. Including the over-allotment option, we raised approximately $98.6 million in proceeds after the underwriters discount and expenses related to our IPO.

We have never been profitable and, as of March 31, 2014, had an accumulated deficit of $217.3 million. We incurred net losses of $21.4 million and $21.7 million in the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had cash and cash equivalents of $87.9 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 and RT002 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have the ability to manufacture our own botulinum toxin type A product to support our clinical trials and eventually, our commercial production. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and other territories and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Medicis Settlement

In October 2012, we entered into a settlement and termination agreement with Medicis Pharmaceutical Corporation, or Medicis, through which we reacquired from Medicis rights in all territories for RT001 and RT002. The agreement terminated our license agreement with Medicis and required that we make payments to them of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which we made in November 2012, (ii) payments of $14.0 million from a portion of specified types of cash proceeds received by us, an aggregate of $6.9 million of which we paid in April and May 2013 and $7.1 million in February 2014, and (iii) a payment of $4.0 million upon the achievement of specified regulatory milestones. The Medicis settlement also impacted our deferred revenue, research and development expenses, our stockholders’ deficit and liabilities due to derivatives derived from the settlement payments, which are discussed below and in Note 3 of our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Initial Public Offering

In February 2014, we completed our initial public offering, or IPO, pursuant to which we issued 6,900,000 shares of common stock at $16.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 900,000 additional shares of common stock, and received net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. In addition, in connection with the completion of our IPO, all convertible preferred stock converted into common stock.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes from the prior period:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
	(In thousands, except percentages)
Relastin Royalty	$75	$75	$0	0%
Licensing Revenue	83	—	83	N/A

Total revenue	$158	$75	$83	111%

Our total revenue increased by $83,000, or 111% is due to an increase in licensing revenue and no change in royalty revenue.

In June 2013, pursuant to an exclusive technology evaluation agreement, we received an upfront payment in the amount of $300,000, which was initially recorded as deferred revenue and is being recognized over the estimated performance period.

In August 2011, we entered into an agreement to sell the business related to its Relastin product line, to Precision Dermatology, Inc., or PDI. In consideration for this sale, we received an upfront payment of $50,000 and the right to receive royalties and milestone payments based on future sales of Relastin products by PDI. In accordance with the agreement, we will receive royalties equal to at least $300,000 per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $75,000 for the three months ended March 31, 2014 and 2013 as set forth in the Relastin asset purchase agreement.

Operating Expenses

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
	(In thousands, except percentages)
Research and development	$7,551	$7,527	$24	0%
Sales, general and administrative	4,093	2,225	1,868	84%

Total operating expenses	$11,644	$9,752	$1,892	19%

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 increased by $0.02 million, compared to the same period in 2013, primarily due to increased costs related to regulatory affairs, quality control testing, and the manufacturing facility offset by lower clinical trial expense. Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense.

We expense both internal and external research and development expenses as they are incurred. We have been developing RT001 and RT002 since 2002 and we typically share employees, consultants and infrastructure resources among both programs.

Costs associated with our manufacturing, quality and regulatory efforts for both RT001 and RT002 development have been our largest research and development-related expenses. These costs do not include clinical costs associated with the development of RT001 and RT002. We believe that the strict allocation of costs by product candidate would not be meaningful. As such, we generally do not track these costs by product candidate.

Our research and development expenditures are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, the probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses will increase as we continue our Phase 3 clinical development of RT001 for the treatment of crow’s feet lines, or if the FDA requires us to conduct additional clinical trials for its approval and as we enter into clinical trials for RT001 for hyperhidrosis and other indications and for RT002. Stock-based compensation for research and development was $495,000 and $5,000 for the three months ended March 31, 2014 and 2013, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative expenses for the three months ended March 31, 2014 increased by $1.9 million, or 84%, compared to the same period in 2013, primarily due to the increased cost of operating as a public company in 2014. These costs include higher professional fees, marketing expenses, personnel costs, stock-based compensation, and insurance costs for directors and officers. We expect that our sales, general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT001 and RT002 and as we operate as a public company. Stock-based compensation for sales, general and administrative was $315,000 and $9,000 for the three months ended March 31, 2014 and 2013, respectively.

Other Income (Expense)

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

Interest Expense

Interest expense primarily consists of the interest charges associated with our convertible notes, notes payable and capital lease obligations. Notes payable under our term loan agreement with Hercules Technology Growth Capital, Inc., or Hercules, bear interest at a rate equal to the greater of 9.85% or the prime rate plus 6.60%. The interest charge on our convertible notes and capital lease obligations is fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Our interest expense also includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs which are generally derived from cash payments related to the issuance of our convertible notes and our notes payable and which are capitalized on our balance sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with our outstanding convertible notes which are also capitalized on our balance sheets and (iii) interest recognized on our 2011 Notes which was not paid and was instead converted into shares of our convertible preferred stock, and (iv) interest recognized on the 2013 Notes which were not paid but instead converted into shares of common stock. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments. We classify gain or loss on debt extinguishments within interest expense.

In February 2014, our IPO triggered an acceleration of interest on the 2013 Notes through the end of the note, which combined with the outstanding principal balance, then converted into 1,637,846 shares of common stock. We recognized a loss on extinguishment of the 2013 Notes and reduced the corresponding debt discounts and unamortized debt issuance costs to zero. During the first quarter of 2014, this increased our interest expense, however, we expect our interest expense to substantially decrease in the future.

Change in Fair Value of Derivative Liabilities Associated with Convertible Notes

Our derivative liabilities associated with 2013 Notes are classified as liabilities on our Condensed Consolidated Balance Sheets and were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We recorded the derivative liabilities as a debt discount that was being amortized using the effective interest method over the term of the 2013 Notes. The amortization of this debt discount was accelerated upon the completion of our IPO with the corresponding expense recorded in our Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Change in Fair Value of Derivative Liabilities Associated with the Medicis Settlement

Our outstanding derivative liabilities associated with the Medicis settlement are classified as liabilities on our Condensed Consolidated Balance Sheets. These liabilities will be reduced as the related payments are made under the settlement agreement and the remaining liabilities will be subsequently remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Upon the completion of our IPO in February 2014, we paid Medicis $7.1 million in settlement of our remaining obligation under the Proceeds Sharing Arrangement of the October 2012 Medicis settlement. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid. At that time, this derivative liability associated with the Medicis settlement will be adjusted to fair value one last time with the final fair value being reclassified to additional paid-in capital.

Change in Fair Value of Common Stock Warrant Liability

Common stock warrants issued in connection with the 2013 Notes were classified as liabilities on our Condensed Consolidated Balance Sheets and require remeasurement at each balance sheet date. Upon the completion of our IPO, these common stock warrants liabilities were remeasured to fair value and settled in conjunction with the cashless net exercise of these warrants. See Note 12 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Change in Fair Value of Convertible Preferred Stock Warrant Liability

Our outstanding convertible preferred stock warrants were classified as liabilities on our Condensed Consolidated Balance Sheets at fair value as they are contingently redeemable because they may obligate us to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The convertible preferred stock warrants are remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Upon the IPO in February 2014, these preferred stock warrants were remeasured to fair value and converted into common stock warrants with the corresponding liability reclassified to additional paid in capital.

In February 2014, two holders of preferred stock warrants exercised their put options to sell 22,856 warrants at an exercise price equal to the average fair value of our stock price for 5 days preceding the exercise. We recorded a loss on cash settlement of $1.4 million as a result of this exercise, which was offset by a gain on fair value remeasurement of $0.1 million through the date of settlement.

In connection with our IPO in February 2014, the remaining warrants to purchase 173,975 shares of convertible preferred stock were converted into warrants to purchase 173,975 shares of common stock. See Note 12 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
	(In thousands, except percentages)
Interest income	$2	$—	$2	N/A
Interest expense	(9,841)	(12,624)	2,783	(22)%
Change in fair value of derivative liabilities associated with convertible notes	4,032	1,800	2,232	124%
Change in fair value of derivative liabilities associated with the Medicis settlement	(416)	—	(416)	N/A
Change in fair value of common stock warrant liability	(2,151)	—	(2,151)	N/A
Change in fair value of convertible preferred stock warrant liability	(210)	(1,158)	948	(82)%
Loss on settlement of preferred stock warrant	(1,356)	—	(1,356)	N/A
Other income, net	—	2	(2)	(100)%

Total other expense	$(9,940)	$(11,980)	$2,040	(17)%

Our total other expense for the three months ended March 31, 2014 decreased by $2.0 million, or 17%, compared to the same period in 2013, primarily due to a decrease in interest expense, which is described below, offset by new events related to extinguishment of warrant liability upon exercise of put option by warrant holder, the conversion of the 2013 Notes, conversion of common stock warrants into common stock upon the IPO, and payments associated with the Medicis settlement. Between October 2013 and January 2014, in connection with a convertible note financing, we issued convertible promissory notes for an aggregate principal amount of $23.65 million. The 2013 Notes had conversion and redemption features which were determined to be embedded derivatives requiring bifurcation and separate accounting. The derivative liability required periodic re-measurements to fair value while the derivative was still outstanding and accordingly, we recognized re-measurement gains for the 2013 Notes during the three months ended March 31, 2014 of $4.0 million.

During the first quarter of 2013, we incurred interest charges, including amortization of the related debt discount, on our 2011 convertible notes and notes payable. In addition, we accrued and charged to interest expense an amount equal to 150% of the aggregate amount of the outstanding principal and accrued interest which the holders of these 2011 convertible notes were entitled to receive if the notes would have been paid upon maturity in May 2013. Upon the conversion of these convertible notes in February 2013, we ceased accruing interest related to the convertible notes.

The interest expense by cash and non-cash components is as follows:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
	(In thousands, except percentages)
Interest expense
Cash interest expense (1)	$(372)	$(499)	$127	(25)%

Non-cash interest expense
Non-cash interest expense – debt issuance costs	(52)	(101)	49	(49)%
Non-cash interest expense – warrant and derivative related debt discounts	(67)	(2,821)	2,754	(98)%
Non-cash interest expense – convertible notes	(1,250)	(9,203)	7,953	(86)%
Loss on extinguishment of 2013 Notes	(8,331)	—	(8,331)	N/A
Non-cash capitalized interest expense (2)	231	—	231	N/A

Total non-cash interest expense	(9,469)	(12,125)	2,656	(22)%

Total interest expense	$(9,841)	$(12,624)	$2,783	(22)%

(1)	Cash interest expense included interest payments under the Hercules Notes Payable and Essex Notes.
(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

Our interest expense for the three months ended March 31, 2014 decreased by $2.8 million, or (22)%, compared to the same period in 2013, primarily due a gain on the fair value remeasurement for warrants related to the common stock warrant conversion. In addition, we capitalized interest costs in the amount of $231,000 within construction-in-progress in the first quarter of 2014 compared to $0 in the first quarter of 2013. These decreases were offset by an increase in cash interest expense primarily due to interest payments to Essex Capital in conjunction with the $5.0 million draw on the Note in December 2013 through January 2014, which was not in place for the three months ended March 31, 2013.

Income Taxes

There was no provision or benefit from income taxes during the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2014, cash and cash equivalents totaled $87.9 million, an increase of $84.0 million, from December 31, 2013. In January 2014, we drew down on additional $2.5 million under the short term notes for the Essex Capital Facility and issued promissory notes for $4.3 million. In connection with our IPO, on February 6, 2014, we sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $98.6 million.

Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the three months ended March 31, 2014, we had a net loss of $21.4 million, which includes non-cash interest expenses of $9.7 million related to loss on extinguishment of the 2013 Notes, amortization of debt issuance costs, and warrants and derivatives issued in conjunction with our previously outstanding debt instruments offset by $0.2 million related to capitalized interest expense. We also used $21.1 million for our operating activities. As of March 31, 2014, we had a working capital surplus of $68.6 million and an accumulated deficit of $217.3 million. We believe that our existing cash and cash equivalents, including net proceeds from its IPO of $98.6 million, and existing credit facility will allow us to fund our current operating plan through at least the next 15 months.

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

Working Capital

Working Capital increased by $111.3 million, from $(42.7) million in December 31, 2014 to $68.6 million primarily due to an increase in cash and cash equivalents and prepaid expenses and other current assets offset by a decrease in derivative liabilities for the Medicis settlement and conversion of the convertible notes into common stock.

Cash Flows

We derived the following summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated included elsewhere in this Form 10-Q:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(21,106)	$(6,583)
Net cash used in investing activities	(910)	(250)
Net cash provided by financing activities	105,955	29,659

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

Cash used in operating activities of $21.1 million for the three months ended March 31, 2014 resulted in part from our net loss of $21.4 million, non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $4.0 million offset by loss on extinguishment of our 2013 Notes of $8.3 million, revaluation of common stock warrant liability of $2.2 million, loss on extinguishment of warrant liability upon exercise of put option by warrant holder of $1.4 million, amortization of debt discounts of $1.0 million, revaluation of convertible preferred stock warrant liability of $0.2 million, stock-based compensation expense of $0.8 million, depreciation expense of $0.5 million, and revaluation of derivative liability associated with Medicis settlement of $0.4 million. The $10.6 million decrease in our net operating assets and liabilities was primarily due to a decrease for payments to Medicis of $7.1 million and decreases in prepaid and other currents assets, other non-current assets, deferred revenue, and accounts payable by $5.7 million offset by increases in accruals and other current liabilities and deferred rent by $2.2 million.

Cash used in operating activities of $6.6 million during the year ended March 31, 2013 resulted in part from our net loss of $21.7 million and non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $1.8 million offset by the accrual of interest on our convertible notes of $9.2 million, the amortization of the discount and issuance costs on our outstanding debt and capital leases of $2.8 million, the revaluation of our preferred stock warrants of $1.2 million and depreciation of our property and equipment of $0.5 million. The $3.1 million decrease in our net operating assets and liabilities was primarily a result of the increase in other non-current assets and prepaid expenses and other current assets of $0.4 million offset by increases in accounts payable of $1.9 million and accruals and other current liabilities of $1.7 million related to the growth in our operations during the year.

Cash Flows from Investing Activities

Cash used in investing activities of $0.9 million for the three months ended March 31, 2014 consisting of $1.0 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash used in investing activities of $0.3 million for the three months ended March 31, 2013 consisting of $0.3 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $106.0 million for the three months ended March 31, 2014 primarily comprised of net proceeds of $102.7 million from issuance of common stock in connection with our IPO in February 2014 and proceeds of $6.7 million from issuance of convertible notes and note payable which were partially offset by principal payments on notes payable by $2.0 million and payments to settle warrants of $1.4 million.

Cash provided by financing activities of $29.7 million for the three months ended March 31, 2013 primarily comprised of net proceeds received from the issuance of our Series E-5 convertible preferred stock in the amount of $31.8 million which were partially offset by repayments of $2.1 million on our outstanding debt and capital lease obligations.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our Phase 3 clinical trials of RT001 for the treatment of crow’s feet lines and trials for other indications, our manufacturing, quality and regulatory efforts related to RT001, and our development of RT002. Additionally, as a public company, we will incur significant audit, legal and other expenses that we did not incur as a private company. We believe that our existing capital resources, together with the proceeds from our convertible note financing and the net proceeds from our IPO, will be sufficient to fund our operations for at least the next 15 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 28, 2014.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations as of March 31, 2014 which represent material expected or contractually committed future obligations, with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated funding activities and from our existing cash balances.

	Payments Due by Period
Contractual Obligations:	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 Years
	(In thousands)
Operating lease obligations(1)	$57,303	$4,948	$10,372	$11,065	$30,918
Long-term debt obligations — notes payable(2)	14,021	13,621	400	—	—

Total	$71,324	$18,569	$10,772	$11,065	$30,918

(1)	Operating lease agreements represent our obligations to make payments under non-cancelable lease agreements for our facilities.
(2)	Long-term Debt Obligations—Notes payable represent our obligations to make payments under a term loan agreement with Hercules Technology Growth Capital, Inc and Essex Capital excluding interest payable through the maturity of the notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and translation exposures. During the three months ended March 31, 2014, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We had cash and cash equivalents of $87.9 million and $3.9 million as of March 31, 2014 and December 31, 2013, respectively, and our cash and cash equivalents were held in deposit and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements.

We also have fixed interest rate notes payable which are collateralized by substantially all of our assets, excluding our intellectual property. Because of the fixed interest rate, a hypothetical 100 basis points change in interest rates would have no impact on our borrowing or results of operations.

Foreign Exchange

Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Translation exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three months ended March 31, 2014 and 2013, are included in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Form 10-Q, including our Condensed Consolidated Financial Statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before you decide to purchase shares of our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and operating results could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Business and Strategy

We are substantially dependent on the clinical and commercial success of our product candidates, primarily our lead product candidate RT001, which is in Phase 3 clinical development, and our second product candidate RT002, which is expected to enter into Phase 2 clinical development. *

To date, we have invested most of our efforts and financial resources in the research and development of RT001, a topical formulation of botulinum toxin, which is currently our lead product candidate. In particular, we have completed thirteen clinical trials and are in Phase 3 clinical development in the United States for RT001. We have also invested, to a lesser extent, in the research and development of an injectable form of botulinum toxin, RT002, which is expected to enter into Phase 2 clinical development with results expected in 2015. Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT001 and, to a lesser extent, RT002, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our lead product candidate, RT001. In particular, our U.S. Phase 3 clinical program for RT001 will require substantial funds to complete. We have recorded net losses of $21.4 million and $21.7 million for the three months ended March 31, 2014 and 2013, respectively. We had an accumulated deficit during our development stage through March 31, 2014 of $217.3 million and had a working capital surplus of $68.6 million as of March 31, 2014. We have funded our operations primarily through the sale and issuance of convertible preferred stock, notes payable and convertible notes. As of March 31, 2014, we had capital resources consisting of cash and cash equivalents of $87.9 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $98.6 million in our initial public offering, or IPO. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001, RT002 and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001, RT002 and any future product candidates.

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

Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT001 in the United States and Europe;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT001, RT002 or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT001, RT002 or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT001, RT002 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT001, RT002 or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.*

We are a clinical stage specialty biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 or RT002. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $21.4 million and $21.7 million for the three months ended March 31, 2014 and 2013, respectively. We had an accumulated deficit during our development stage through March 31, 2014 of $217.3 million and had a working capital surplus of $68.6 million as of March 31, 2014. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approvals for, RT001 and RT002, and begin to commercialize RT001. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully manufacture, market and commercialize our products. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth. *

As of March 31, 2014, we had 63 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001 or any other product candidates, if approved. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As a public company in the United States, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We expect that our first report on compliance with Section 404 will be in connection with our Condensed Consolidated Financial Statements for the year ending December 31, 2014.

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

Even after we develop these new procedures, material weaknesses in our internal control over financial reporting may be discovered. To fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting, we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate Condensed Consolidated Financial Statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or the stock exchange on which our stock is listed, and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or stock exchanges, and we could lose investor confidence in the accuracy and completeness of our financial reports, which could hurt our business, the price of our common stock and our ability to access the capital markets.

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

If we fail to comply with the covenants and other obligations under our credit facilities, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations. *

In September 2011, we entered into a credit facility with Hercules Technology Growth Capital, Inc., or Hercules. The facility consists of $22.0 million in a term loan from Hercules. The balance of the term loan as of March 31, 2014 was $9.0 million and is payable in monthly installments of principal and interest through March 1, 2015. Borrowings under our credit facility are secured by substantially all of our tangible assets. The covenants set forth in the loan and security agreement require, among other things, that we seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 30 days after the end of each month. If we fail to comply with the covenants and our other obligations under the credit facility, Hercules would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

In December 2013, we entered into a $10.8 million loan and lease agreement with Essex Capital Corporation, or the Essex Capital Facility. As of March 31, 2014, we have borrowed $5.0 million under the Essex Capital Facility. Borrowings under the Essex Capital Facility are secured by substantially all of our tangible assets, excluding intellectual property. The covenants set forth in the Essex Capital Facility require, among other things, that we seek consent from Essex Capital prior to certain corporate events, including the incurrence of additional secured indebtedness or additional liens. If we fail to comply with the covenants and our other obligations under the Essex Capital Facility, Essex Capital would be able to accelerate the required repayment of amounts due under the Essex Capital Facility and, if they are not repaid, could foreclose upon our assets securing our obligations under the Essex Capital Facility, subject to limitations set forth in a subordination agreement between Essex Capital and Hercules.

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

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Substantially all of our existing stockholders are subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from the date of our IPO. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the public offering. Subject to certain limitations, approximately 11,751,754 shares will be eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

As of March 31, 2014, certain holders of approximately 10,077,900 shares of our common stock, including shares issuable upon the exercise of outstanding warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Provisions in our corporate charter documents and under Delaware law could discourage takeover attempts and lead to management entrenchment, and the market price of our common stock may be lower as a result.*

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*

As of March 31, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 52% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the first quarter of 2014, we sold unregistered securities as described below. Share amounts have been retroactively adjusted for the 1-for-15 reverse stock split effected on February 3, 2014.

All shares of our convertible preferred stock that were outstanding at the time of our IPO, including 387,241 shares of our Series E-1 convertible preferred stock, 585,559 shares of our Series E-2 convertible preferred stock, 1,150,341 shares of our Series E-3 convertible preferred stock, 4,748,468 shares of our Series E-4 convertible preferred stock, and 1,818,390 shares of our Series E-5 convertible preferred stock, converted into a total of 8,689,999 shares of our common stock upon the completion of our IPO. Each share of Series E-1 convertible preferred stock, Series E-2 convertible preferred stock, Series E-3 convertible preferred stock, Series E-4 convertible preferred stock and Series E-5 convertible preferred stock converted into 1 share of common stock.

All warrants to purchase shares of our convertible preferred stock that were outstanding at the time of our IPO, including warrants to purchase 7,482 shares of Series E-3 convertible preferred stock, warrants to purchase 88,292 shares of Series E-4 convertible preferred stock and warrants to purchase 78,201 shares of Series E-5 convertible preferred stock, were converted into warrants to purchase 173,975 shares of common stock. In each of these warrant conversions, each share of Series E-3 convertible preferred stock, Series E-4 convertible preferred stock and Series E-5 convertible preferred stock underlying each applicable warrant converted into 1 share of common stock.

Warrants to purchase 760,087 shares of our common stock that were outstanding at the time of our IPO, were automatically net exercised into 752,849 shares of our common stock immediately prior to the closing of our IPO. These warrants were issued pursuant to a bridge loan financing between January 2011 and December 2012, and the Company’s Series E preferred stock financing.

Between October 2013 and January 2014, in connection with a convertible note financing, or the Bridge Financing, we issued convertible promissory notes to 27 accredited investors for an aggregate principal amount of $23.65 million. Upon the closing of our IPO, these convertible promissory notes were converted into 1,637,846 shares of our common stock.

In connection with the Bridge Financing, we issued and sold warrants to purchase an aggregate of $6.55 million of our common stock to 27 accredited investors at an exercise price of $0.15 per share. All of these common warrants were automatically net exercised into 405,594 shares of our common stock immediately prior to the closing of our IPO.

We granted stock options under our 2012 and 2014 equity incentive plans to purchase an aggregate of 31,866 shares of our common stock at exercise prices ranging between $15.45 and $28.71 per share to a total of 6 employees, directors and consultants. All of these options remain outstanding as of March 31, 2014;

We issued and sold an aggregate of 1,111 shares of our common stock to a consultant for past services rendered pursuant to a consulting agreement dated as of November 1, 2001 and common stock issuance agreement dated January 16, 2014; and

We issued and sold an aggregate of 5,112 shares of our common stock to 4 employees, directors and consultants at exercise prices ranging between $2.55 per share and $6.60 per share upon the exercise of stock options granted under our 2002 Equity Incentive Plan.

The issuances of securities described above were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds

On February 5, 2014, our registration statement on Form S-1 (File No. 333-193154) was declared effective for our IPO, pursuant to which we sold 6,900,000 shares of common stock at a public offering price of $16.00 per share for an aggregate gross offering proceeds of $110.4 million. As a result of the IPO, we received net proceeds of $98.6 million, after deducting underwriting discounts and commissions and other offering expenses. None of the expenses associated with the IPO were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

As of March 31, 2014, the net offering proceeds are held in our checking account. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 6, 2014.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Appointment of Director

On May 12, 2014, Revance increased the size of its Board of Directors (the “Board”) by one to nine members. Following such increase, the Board elected Mark Prygocki to serve as a Director and as a member and the Chair of the Audit Committee. Mr. Prygocki’s term expires at the Company’s 2015 Annual Meeting of Stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. Mr. Prygocki’s election was recommended to the Board by its Nominating and Corporate Governance Committee.

In accordance with the Company’s Non-Employee Director Compensation Policy, Mr. Prygocki is entitled to receive a $39,500 annual retainer for service as a Board member. Additionally, Mr. Prygocki will receive a supplemental annual retainer of $20,000 as the Chair of the Audit Committee. Also, on May 12, 2014, Mr. Prygocki was granted an option to purchase 18,000 shares of Common Stock under the Company’s 2014 Equity Incentive Plan with an exercise price equal to $31.10. The option will vest on the one year anniversary of the date of grant, subject to Mr. Prygocki’s continued service as a director through the vesting date.

The Company also entered into the Company’s standard form of indemnification agreement with Mr. Prygocki. The indemnification agreement provides, among other things, that the Company will indemnify Mr. Prygocki for certain expenses which he may be required to pay in connection with certain claims to which he may be made a party by reason of his position as a director of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Amended and Restated Bylaws. The form of indemnification agreement was previously filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-193154), as amended, as filed on January 27, 2014, and is incorporated herein by reference.

There are no arrangements or understandings between Mr. Prygocki and any other persons pursuant to which he was elected to our board of directors. There are no family relationships between Mr. Prygocki and any director, executive officer, or any person nominated or chosen by us to become our director or executive officer. There are no related person transactions (within the meaning of Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission) between Mr. Prygocki and us.

A copy of the Company’s press release announcing the appointment of Mr. Prygocki is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

ITEM 6.	Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVANCE THERAPEUTICS, INC.

Date: May 14, 2014	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Executive Vice President of Corporate Development (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company’s				Filed Herewith
		Form	File No.	Exhibit No.	Filed On

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-193154	3.1	February 11, 2014

3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013

4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014

4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014

10.5 *	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014

10.6 *	Form of Restricted Stock Unit Award Agreement and Grant Notice, Stock Option Agreement and Grant Notice, and Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan					X

10.7 *	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014

10. 12	Third Amendment to Lease, dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014

10.25*	Revance Therapeutics, Inc. Non-Employee Director Compensation Policy	S-1/A	333-193154	10.24	January 27, 2014

10.26*	Revance Therapeutics, Inc. 2014 Management Bonus Plan	10-K	001-36297	10.26	March 28, 2014

10.28*	Executive Employment Agreement dated January 13, 2014 by and between Revance Therapeutics, Inc. and Jacob Waugh	S-1/A	333-193154	10.26	January 27, 2014

10.31*	Offer Letter dated March 3, 2014 by and between Revance Therapeutics, Inc. and Angus C. Russell	10-K	001-36297	10.31	March 28, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated May 12, 2014					X

101.INS **	XBRL Instance Document					X

101.SCH **	XBRL Taxonomy Extension Schema Document					X

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not deemed “filed” by the registrant with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act. Such certifications shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.