Form 10-Q
period 2014-06-30
Revance Therapeutics, Inc.
filed 2014-08-13
CIK 1479290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 1, 2014: 23,493,472

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

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203,308	$3,914
Restricted cash, current portion	75	75
Prepaid expenses and other current assets	3,175	825

Total current assets	206,558	4,814
Property and equipment, net	16,324	14,315
Restricted cash, net of current portion	435	510
Other non-current assets	—	3,006

TOTAL ASSETS	$223,317	$22,645

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,687	$5,526
Accruals and other current liabilities	5,033	4,161
Deferred revenue, current portion	—	83
Derivative liabilities associated with convertible notes, current portion	—	4,890
Derivative liabilities associated with Medicis settlement, current portion	—	6,684
Financing obligation, current portion	331	—
Convertible notes, current portion	—	12,157
Notes payable, current portion and discount	10,714	10,702
Common stock warrant liability	—	3,358

Total current liabilities	18,765	47,561
Convertible preferred stock warrant liability	—	1,233
Financing obligation, net of current portion	703	—
Note payable, net of current portion and discount	—	2,632
Derivative liabilities associated with Medicis settlement, net of current portion	1,714	1,610
Deferred rent	3,627	3,176

TOTAL LIABILITIES	24,809	56,212

Commitments and Contingencies (Note 9)
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares and 145,010,269 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 0 shares and 8,689,999 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively (aggregate liquidation preference of $0 and $215,264 as of June 30, 2014 and December 31, 2013, respectively)	—	123,982

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share — 95,000,000 and 224,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 23,493,472 and 260,789 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	23	—
Additional paid-in capital	429,093	38,331
Accumulated deficit	(230,608)	(195,880)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	198,508	(157,549)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$223,317	$22,645

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Revenue	$75	$75	$233	$150

Operating expenses:
Research and development	8,110	7,782	15,661	15,308
Sales, general and administrative	4,857	3,641	8,950	5,866

Total operating expenses	12,967	11,423	24,611	21,174

Loss from operations	(12,892)	(11,348)	(24,378)	(21,024)
Interest income	1	2	4	2
Interest expense	(267)	(490)	(10,108)	(13,115)
Change in fair value of derivative liabilities associated with convertible notes	—	—	4,032	1,800
Changes in fair value of derivative liabilities associated with Medicis settlement	(76)	(221)	(493)	(221)
Change in fair value of common stock warrant liability	—	—	(2,151)	—
Change in fair value of convertible preferred stock warrant liability	—	232	(210)	(926)
Loss on settlement of preferred stock warrant	—	—	(1,356)	—
Other income (expense), net	(68)	(4)	(68)	(2)

Net and comprehensive loss	$(13,302)	$(11,829)	$(34,728)	$(33,486)

Net income (loss) attributable to common stockholders:
Basic	$(13,302)	$(15,750)	$(34,728)	$1,357

Diluted	$(13,302)	$(15,750)	$(34,728)	$5,689

Net income (loss) per share attributable to common stockholders:
Basic	$(0.69)	$(75.25)	$(2.26)	$6.56

Diluted	$(0.69)	$(75.25)	$(2.26)	$5.72

Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	19,380,934	209,307	15,361,215	206,751

Diluted	19,380,934	209,307	15,361,215	994,239

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,728)	$(33,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,019	910
Amortization of discount on debt and capital leases	1,122	2,907
Amortization of debt issuance cost	99	78
Revaluation of derivative liabilities associated with convertible notes	(4,032)	(1,800)
Revaluation of derivative liabilities associated with the Medicis settlement	493	221
Revaluation of common stock warrant liability	2,151	—
Revaluation of convertible preferred stock warrant liability	210	926
Extinguishment of warrant liability upon exercise of put option by warrant holder	1,356	—
Loss on extinguishment of 2013 Notes	8,331	—
Stock-based compensation expense	2,327	123
Interest on convertible notes converted to convertible preferred stock	—	9,220
Interest for new debt upon issuance, non-cash	271	—
Capitalized interest	(411)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,340)	388
Other non-current assets	(1,055)	(2,032)
Accounts payable	(4,084)	5,187
Accruals and other current liabilities	1,716	(3,089)
Payments against Medicis liabilities	(7,073)	(6,927)
Deferred rent	451	68
Deferred revenue	(83)	—

Net cash used in operating activities	(33,260)	(27,306)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,418)	(2,318)
Change in restricted cash	75	75

Net cash used in investing activities	(3,343)	(2,243)

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows – (Continued)

(In thousands)

(Unaudited)

	Six Months ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred follow-on public offering costs	131,882	—
Proceeds from issuance of common stock, net of deferred initial public offering costs	102,672	—
Proceeds from issuance of convertible notes and notes payable	6,750	—
Principal payments made on capital leases and financing obligation	(66)	(613)
Principal payments made on notes payable	(4,106)	(3,705)
Proceeds from the exercise of stock options and employee stock purchase plan	303	4
Payments to settle warrants	(1,438)	—
Proceeds from the exercise of common stock warrants	—	3
Proceeds from issuance of convertible preferred stock, net	—	40,703

Net cash provided by financing activities	235,997	36,392

NET INCREASE IN CASH AND CASH EQUIVALENTS	199,394	6,843
CASH AND CASH EQUIVALENTS — Beginning of period	3,914	4,083

CASH AND CASH EQUIVALENTS — End of period	$203,308	$10,926

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$696	$881

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of Series E-1, E-2, E-3, E-4 and E-5 preferred stock into common stock	$123,982	$—
Conversion of 2013 Notes into common stock	$26,206	$—
Issuance of common stock upon net exercise of common stock warrants in connection with IPO	$6,490	$—
Fair value in excess of debt host for derivative liabilities associated with convertible notes	$1,050	$—
Deferred initial public offering costs	$4,028	$—
Deferred follow-on public offering costs	$546	$—
Conversion of preferred stock warrants to common stock warrants	$1,441	$—
Conversion of Essex Notes into financing obligations	$1,095	$—
Termination of stock option repurchase right	$58	$—
Capital contribution on the extinguishment of the prior convertible preferred stock	$—	$74,894
Capital contribution on the extinguishment of the 2011 Notes	$—	$32,008
Deemed dividend on issuance of Series E-5 convertible preferred stock	$—	$177
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	$—	$4,272
Issuance of common stock warrants in connection with the 2013 Notes	$981	$—
Accrual for reimbursable tenant improvements	$1,109	$—
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$1,484	$1,183
Rescission of note receivable from stockholder	$—	$60
Issuance of convertible preferred stock warrants	$80	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	The Company and Basis of Presentation

Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic applications. Botulinum toxin is a well-characterized protein currently used in numerous aesthetic and therapeutic indications representing a multi-billion dollar market in the United States and other countries. All currently approved and commercially available botulinum toxin products are administered by injection. The Company’s lead product candidate, RT001, is a topical formulation of botulinum toxin type A, which we believe has significant advantages over existing injectable products and could significantly grow the botulinum toxin market. The Company’s second product candidate, RT002, is a novel injectable formulation of botulinum toxin type A designed to be more targeted and longer lasting than currently available botulinum toxin injectable products. These product candidates combine the Company’s purified botulinum toxin with the Company’s proprietary TransMTS® peptide delivery system. The Company owns the worldwide rights to both of its product candidates.

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. For the six months ended June 30, 2014, the Company had a net loss of $34.7 million, which includes net non-cash interest expenses of $9.4 million. The Company also used $33.3 million of cash for operating activities. As of June 30, 2014, the Company had a working capital surplus of $187.8 million and an accumulated deficit of $230.6 million. The Company believes that its existing cash and cash equivalents, including net proceeds from its initial public offering of $98.6 million, net proceeds from its follow-on public offering of $131.3 million, and existing Essex Capital credit facility will allow the Company to fund its operating plan through at least the next 12 months.

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

Follow-On Public Offering

In June 2014, the Company completed a follow-on public offering, pursuant to which the Company issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ over-allotment option to purchase 600,000 additional shares of common stock, and received net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 28, 2014. There have been no changes to the Company’s significant accounting policies during the three or six months ended June 30, 2014, except as described in the Recent Accounting Pronouncements section below.

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

Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs that are generally derived from cash payments related to the issuance of convertible notes and notes payable, which were capitalized on the Condensed Consolidated Balance Sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, which were capitalized on the Condensed Consolidated Balance Sheets, (iii) interest recognized on 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, and (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standard Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes the distinction between development stage entities and other reporting entities, eliminates the exception provided to development stage entities for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk, and clarifies disclosure requirements related to risks and uncertainties. The changes eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that the prior years it had been in the development stage. The Company has evaluated the new guidance and determined that it will adopt the new standard early, beginning with this quarterly period ended June 30, 2014.

3.	Medicis Settlement

In October 2012, the Company entered into a settlement and termination agreement with Medicis Pharmaceutical Corporation, or Medicis. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 and RT002 from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in November 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in the second quarter of 2013 and the remaining $7.1 million was paid in the first quarter of 2014, and (iii) $4.0 million to be paid upon the achievement of specified regulatory milestones by the Company, or Product Approval Payment. The Company determined that the settlement provisions related to the Proceeds Sharing Arrangement Payment in (ii) above and the Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability and periodic fair value remeasurements until settled. Under the Proceeds Sharing Arrangement, the Company recorded $0.4 million to remeasure the fair value of the derivative for the remaining obligation through the date of settlement, or February 13, 2014. As of June 30, 2014, the Company determined the fair value of its liability for the Product Approval Payment was $1.7 million, which was measured by assuming a term of 2.75 years, a risk-free rate of 0.8% and a credit risk adjustment of 5.0%. The Company did not make any payments under the Product Approval Payment during the six months ended June 30, 2014.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

4.	Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. These instruments consist of money market funds, derivative liabilities associated with convertible notes, derivative liabilities associated with the Medicis settlement, common stock warrant liabilities, and convertible preferred stock warrant liabilities. The fair value of these instruments was as follows (in thousands):

	As of June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market fund	$190,000	$190,000	$—	$—

Total assets measured at fair value	$190,000	$190,000	$—	$—

	As of June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with the Medicis settlement	$1,714	$—	$—	$1,714

Total liabilities measured at fair value	$1,714	$—	$—	$1,714

	As of December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with convertible notes	$4,890	$—	$—	$4,890
Derivative liabilities associated with the Medicis settlement	8,294	—	—	8,294
Common stock warrant liability	3,358	—	—	3,358
Convertible preferred stock warrant liability	1,233	—	—	1,233

Total liabilities measured at fair value	$17,775	$—	$—	$17,775

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the six months ended June 30, 2014 and the year ended December 31, 2013.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

	Derivative Liability Associated with Convertible Notes	Derivative Liability Associated with the Medicis Settlement	Common Stock Warrant Liability	Convertible Preferred Stock Warrant Liability
Fair value as of December 31, 2013	$4,890	$8,294	$3,358	$1,233
Fair value of financial instruments issued	1,050	—	981	80
Cash payments against Medicis settlement	—	(7,073)	—	—
Change in fair value	(4,032)	493	2,151	210
Extinguishment of warrant liability upon exercise of put option by warrant holder	—	—	—	(82)
Conversion in connection with IPO	(1,908)	—	(6,490)	(1,441)

Fair value as of June 30, 2014	$—	$1,714	$—	$—

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

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

The fair value of one of the derivative liabilities resulting from the Medicis litigation settlement, specifically the previously outstanding liability for the derivative related to the Proceeds Sharing Arrangement Payment (Note 3) as recognized cash payments against the liability, was measured using an option pricing model. Inputs used to determine estimated fair value of this derivative include the equity value of the Company, expected timing of the respective settlement payments, a risk-free interest rate and the expected volatility. The significant unobservable inputs used in the fair value measurement of the Proceeds Sharing Arrangement Payment derivative are the equity value of the Company and the expected timing of the payments at the valuation date. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The Company settled the remaining obligation under the Proceeds Sharing Arrangement upon the IPO. The Company remeasured the liability to the value of the remaining Proceeds Sharing Arrangement Payment, or $7.1 million.

REVANCE THERAPEUTICS, INC.

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

5.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Research and manufacturing equipment	$10,591	$9,045
Computer equipment	511	496
Furniture and fixtures	518	451
Leasehold improvements	3,632	3,632
Construction in progress	10,279	8,880

Total property and equipment	25,531	22,504
Less: accumulated depreciation	(9,207)	(8,189)

Property and equipment, net	$16,324	$14,315

Depreciation expense was $0.5 million and $1.0 million and $0.4 million and $0.9 million for the three and six months ended June 30, 2014 and 2013, respectively.

The Company has obligations to make future payments to certain vendors that become due and payable during the construction of its manufacturing facilities in Newark, California, in 2013. The arrangement was accounted for as construction-in-progress and the outstanding obligations as of June 30, 2014 and December 31, 2013 were $1.2 million and $1.8 million, respectively. The Company recorded capitalized interest costs of $0.2 million and $0.4 million during the three and six months ended June 30, 2014 and no capitalized interest during the three and six months ended June 30, 2013, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Prepaid expenses	$1,462	$531
Reimbursable tenant improvements	1,109	—
Accounts receivable	188	225
Deferred rent, current portion	282	—
Other current assets	134	69

Total prepaid expenses and other current assets	$3,175	$825

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Accruals and Other Current Liabilities

Accruals and other current liabilities consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Accrued construction-in-progress obligations	$240	$1,757
Accrued reimbursable tenant improvements	1,109	—
Accrued compensation	1,316	689
Accrued clinical trial expenses	388	169
Accrued interest on notes payable	61	478
Accrued offering costs	402	506
Other current liabilities	1,517	562

Total accruals and other current liabilities	$5,033	$4,161

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Deferred initial public offering costs	$—	$2,812
Unamortized debt issuance costs	—	194

Total other non-current assets	$—	$3,006

6.	Notes Payable

Hercules Notes Payable

In September 2011, the Company entered into a loan and security agreement with Hercules Technology Growth Capital for $22.0 million, referred to as the Hercules Notes Payable. From the proceeds of the Hercules Notes Payable, $7.0 million was used to fully repay the principal and accrued interest due under the Venture Debt. At the time of the Venture Debt repayment, the remaining unamortized debt discount of $0.6 million was written-off to interest expense.

The Hercules Notes Payable, which matures in March 2015, is secured by all assets of the Company, and bears interest at the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25% per annum and contains covenants that require, among other things, that the Company seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 30 days after the end of each month. Starting in July 2012, the loan is to be repaid in 33 equal monthly payments of principal and interest of $0.8 million plus an end of term payment of $0.5 million if the loan is prepaid, or $0.4 million if paid upon maturity. The loan also allows for prepayment at any time with a premium ranging from 1% to 4% of $15.0 million, depending on when the prepayment occurs.

In connection with the Hercules Notes Payable, the Company issued warrants to purchase 17,977 shares of Series D convertible preferred stock at $66.75 per share, which converted to common stock upon the Company’s IPO. The fair value of the warrants of $0.1 million was recorded as a debt discount and is amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $0.01 million and $0.02 million, and $0.02 million and $0.05 million, from the amortization of the warrant related debt discount for the three and six months ended June 30, 2014 and 2013, respectively. The unamortized debt discount balance was $0.02 million and $0.04 million as of June 30, 2014 and December 31, 2013, respectively. The Company incurred $0.5 million of debt issuance costs in connection with the Hercules Notes Payable which is also being amortized to interest expense over the term of the borrowings. The Company recognized interest expense of $0.04 million and $0.08 million, and $0.04 million and $0.08 million, from the amortization of the debt issuance costs during the three and six months ended June 30, 2014 and 2013, respectively. The unamortized debt issuance costs balances were $0.1 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Essex Capital Notes

On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 commercial fill/finish line, or the Fill/Finish Line. Under the Loan and Lease Agreement, with the issuance of each Note, the Company will issue warrants to purchase its capital stock. Upon acceptance of the Fill/Finish Line by the Company, Essex Capital will purchase the Fill/Finish Line at the original invoice amounts in exchange for extinguishing the principal balance due under the Essex Notes. Concurrently with this sale, the Company will lease the Fill/Finish Line from Essex Capital for a fixed monthly payment to be paid monthly over three years. At the end of the lease, the Company will have the option to purchase the Fill/Finish Line for 10% of the original purchase amount. During the term of the Essex Notes, the Company will make interest only payments. The Essex Notes must be repaid in full if the Fill/Finish Line is not accepted and the sale-leaseback is not executed prior to the one year anniversary of the Essex Notes. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility, and an additional $2.5 million in January 2014 under short-term notes. In May 2014, pursuant to the terms of this agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance by $1.1 million. Pursuant to the Loan and Lease Agreement, the Company leased the equipment from Essex Capital. This transaction does not qualify for sale-leaseback accounting due to the Company’s continuing involvement. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method. As of June 30, 2014, the aggregate total future minimum lease payments under the financing obligation were as follows (in thousands):

Year Ending December 31,
2014	$211
2015	423
2016	423
2017	141

Total payments	$1,198

In connection with the Essex Notes, the Company is required to issue the warrants regardless of whether it draws down the full $10.8 million under the agreement, unless it chooses to discontinue construction of the equipment. The Company issued warrants to Essex to purchase 12,345 shares of Series E-5 convertible preferred stock in December 2013 and January 2014. Subsequent to the IPO in February 2014, the previously issued warrants to purchase shares of Series E-5 convertible preferred stock converted into warrants to purchase shares of common stock. The fair value of the warrants at the issuance date of $0.2 million and debt issuance costs totaling $0.03 million were recorded as discount on debt, and will be amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $0.1 million and $0.1 million for the amortization of the warrant related debt discount for the three and six months ended June 30, 2014, respectively. The unamortized debt discount balance was $0.1 million as of June 30, 2014.

As of June 30, 2014, future principal payments under the Notes Payable are as follows (in thousands):

2014	$8,214
2015	2,641

Total principal payments	10,855
Less: debt discount	(141)
Less: current portion	(10,714)

Long-term portion of notes payable	$0

During the three and six months ended June 30, 2014 and 2013, the Company made principal and interest payments on the Hercules Notes Payable of $2.3 million and $4.6 million and $2.3 million and $4.6 million, respectively. Additionally, the Company made interest payments on the Essex Notes in the amount of $0.1 million and $0.2 million during the three and six months ended June 30, 2014, respectively. As of June 30, 2014, the outstanding Hercules Notes Payable and Essex Notes balances were $7.0 million and $3.9 million, respectively.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

7.	2013 Convertible Notes and Common Stock Warrants

At December 31, 2013, the 2013 Notes had an aggregate outstanding principal amount of $19.4 million. In January 2014, the Company issued an additional $4.3 million in 2013 Notes. In February 2014, in connection with the Company’s IPO, the 2013 Notes with a principal amount, accrued interest, and derivative liability of $26.2 million converted into 1,637,846 shares of the Company’s common stock. In connection with the issuance of the 2013 Notes, the Company issued warrants to purchase 409,450 shares of common stock. In February 2014, in connection with the Company’s IPO, these warrants were net exercised for 405,594 shares of common stock.

Additionally, the 2013 Notes had conversion and redemption features which were determined to be embedded derivatives, requiring bifurcation and separate fair value accounting. Immediately prior to the conversion, the Company determined that the fair value of the derivative liabilities associated with the convertible notes was reduced to $1.9 million. Upon the conversion of the 2013 Notes into shares of common stock, the Company applied extinguishment accounting resulting in a loss of $8.3 million as discussed in Note 8 below. As of the date of conversion, the Company was in compliance with all covenants in the 2013 Notes.

During the six months ended June 30, 2014, the Company recognized non-cash interest expense of $9.6 million related to the 2013 Notes, including amortization of warrant-related debt discount of approximately $0.4 million up to the date of conversion, amortization of the derivative-related debt discount of $0.6 million up to the date of conversion, accrued interest of $0.3 million up to the date of conversion and a loss on extinguishment of $8.3 million upon conversion of the 2013 Notes into common stock. The Company had unamortized debt discount balance $0 and $7.3 million as of June 30, 2014 and December 31, 2013, respectively.

8.	Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs that are generally derived from cash payments related to the issuance of convertible notes and notes payable, which were capitalized on the Condensed Consolidated Balance Sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, which were capitalized on the Condensed Consolidated Balance Sheets, (iii) interest recognized on 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, and (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash interest expense (1)	$(324)	$(417)	$(696)	$(881)
Non-cash interest expense
Non-cash interest expense — debt issuance costs	(48)	(39)	(100)	(140)
Non-cash interest expense — warrant and derivative related debt discounts	(75)	(34)	(142)	(2,890)
Non-cash interest expense — convertible notes	—	—	(1,250)	(9,204)
Loss on extinguishment of 2013 Notes	—	—	(8,331)	—
Non-cash capitalized interest expense (2)	180	—	411	—

Total non-cash interest expense	57	(73)	(9,412)	(12,234)

Total interest expense	(267)	(490)	$(10,108)	$(13,115)

(1)	Cash interest expense included interest payments under the Hercules Notes Payable and Essex Notes.
(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

9.	Commitments and Contingencies

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

Rent expense was $1.3 million and $2.6 million and $1.1 million and $2.2 million for the three and six months ended June 30, 2014 and 2013.

As of June 30, 2014, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2014	$2,456
2015	5,070
2016	5,222
2017	5,394
2018 and thereafter	37,932

Total payments	$56,074

Other Milestone-Based Commitments

The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.

Purchase Commitments

The Company has certain commitments from outstanding purchase orders primarily related to the acquisition of equipment to be installed in the Company’s manufacturing facility and the cost of the design, construction, and installation of the Company’s fill to finish line. These agreements, which total $15.4 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.

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

Upon completion of the IPO, all outstanding warrants to purchase Series E convertible preferred stock, excluding the 22,856 warrants that were exercised, converted into 173,975 warrants to purchase common stock at prices ranging from $14.95 per share to $31.50 per share, expiring in 2018 through 2021. In May 2014, warrants to purchase 20,066 shares of common stock were net exercised into 10,613 shares of common stock. As of June 30, 2014, the Company had warrants to purchase 153,909 shares of common stock outstanding and no convertible preferred stock warrants outstanding.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

13.	Equity Incentive Plans

2014 Equity Incentive Plan

On January 22, 2014, the Company’s board of directors authorized the adoption of the 2014 Equity Incentive Plan, or 2014 EIP, which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2014 EIP will not exceed 1,000,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 EIP will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the Company’s 2014 EIP is 2,000,000 shares. The 2014 EIP provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2014 EIP provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. During the second quarter of 2014, the Company granted stock options for 650,500 shares of common stock and 205,050 restricted stock awards under the 2014 EIP to non-employee directors and employees. As of June 30, 2014, there were 0.1 million shares available for issuance under the 2014 EIP.

The fair value of the option component of the shares expected to be purchased under the 2014 EIP were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Employee		Non-employee
	Three Months ended June 30, 2014	Six Months ended June 30, 2014	Three Months ended June 30, 2014	Six Months ended June 30, 2014
Expected term (in years)	5.50 – 6.08	5.50 – 6.08	8.90 – 9.67	5.00 – 9.67
Expected volatility	56.19 – 57.95%	56.19 – 58.37%	57.14 – 58.46%	54.14 – 58.46%
Risk-free interest rate	1.83 – 2.03%	1.69 – 2.03%	2.48 – 2.67%	1.67 – 2.67%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%

Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company’s stock price.

Expected Term. The expected term for employees is based on the simplified method, as the Company’s stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and the Company has limited history of exercise data. The expected term for non-employees is based on the remaining contractual term.

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

2014 Employee Stock Purchase Plan

On January 22, 2014, the Company’s board of directors authorized the adoption of the 2014 Employee Stock Purchase Plan, or 2014 ESPP, which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. The maximum number of shares of common stock that may be issued under the Company’s 2014 ESPP is initially 200,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 ESPP will automatically increase on January 1 of each year, beginning on January 1 of the year after the closing of our IPO and ending on and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 300,000 shares of

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

common stock or (iii) such lesser number of shares of common stock as determined by the Company’s board of directors. Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will return to the 2014 ESPP reserve and will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. The 2014 ESPP is intended to qualify as an “employee stock purchase plan,” or ESPP, under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of June 30, 2014, the Company recorded stock-based compensation expense of $0.5 million and issued 20,274 shares of common stock to employees under the 2014 ESPP.

The fair value of the option component of the shares expected to be purchased under the 2014 ESPP were estimated using the Black-Scholes option-pricing model with the following assumptions:

Three and Six Months ended June 30, 2014
Expected term (in years)	0.50
Expected volatility	48.00%
Risk-free interest rate	0.08%
Expected dividend rate	0.00%

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Stock-based Compensation to Employees

Total stock-based compensation expense related to stock options, restricted stock awards, and ESPP granted to employees was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$584	$30	$829	$34
Sales, general and administrative	866	65	1,106	70

Total stock based compensation expense	$1,450	$95	$1,935	$104

Stock-based compensation to Non-Employees

Total stock-based compensation expense related to options granted to non-employees was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$8	$7	$258	$8
Sales, general and administrative	41	6	134	11

Total stock based compensation expense	$49	$13	$392	$19

14.	Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(13,302)	$(11,829)	$(34,728)	$(33,486)
Capital contribution on the extinguishment of prior convertible preferred stock	—	—	—	74,894
Deemed dividend on the issuance of Series E-5 convertible preferred stock	—	—	—	(177)
Noncumulative dividend on Series E convertible preferred stock	—	(3,921)	—	(6,064)
Undistributed earnings allocated to preferred stockholders	—	—	—	(33,810)

Net income (loss) attributable to common stockholders, basic	$(13,302)	$(15,750)	$(34,728)	$1,357
Adjustments to net income (loss) for dilutive securities	—	—	—	4,332

Net income (loss) attributable to common stockholders, diluted	$(13,302)	$(15,750)	$(34,728)	$5,689

Net income (loss) per share attributable to common stockholders
Basic	$(0.69)	$(75.25)	$(2.26)	$6.56

Diluted	$(0.69)	$(75.25)	$(2.26)	$5.72

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	19,380,934	209,307	15,361,215	206,751

Diluted	19,380,934	209,307	15,361,215	994,239

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2014	2013
Stock options	1,890,019	771,573
Convertible preferred stock	—	8,514,773
Convertible preferred stock warrants	—	180,845
Common stock warrants	153,909	—

15.	Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three and six months ended June 30, 2014 and the Company expects that its effective tax rate for the full year 2014 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss, or NOL, and credit carryforwards are subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code. California and New Jersey, where the Company files state tax returns, have similar laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL or tax credit carryforwards before utilization. The Company determined that ownership changes occurred in April 2004 and February 2014. As a result of the 2014 change, approximately $1.4 million of federal net operating loss carryforwards and $4.8 million of federal research and development, or R&D, credits are expected to expire unused. As of March 31, 2014, the Company derecognized $1.4 million of federal NOLs and $4.8 million of federal R&D credits. Since the R&D credits for California carry over indefinitely, there was no change to the California R&D credits. In order for the Company to trigger another Section 382 ownership change, the Company would need to experience a greater than 50 percentage point aggregate change in ownership within a three-year period beginning in February 2014. The Company determined that a Section 382 ownership change did not occur upon the June 2014 follow-on public offering.

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding the results and the timing of clinical trials in our development of RT001 for the treatment of crow’s feet lines;

•	our expectations regarding the results and the timing of clinical trials and results of RT001 for the treatment of hyperhidrosis or other indications;

•	our expectations regarding the results and the timing of clinical trials of RT002 for the treatment of glabellar lines;

•	our expectations regarding our future development of RT001 and RT002 for other indications, including therapeutic indications;

•	our expectation regarding the timing of our regulatory submissions for approval of RT001 for the treatment of crow’s feet lines in the United States, Europe and other countries or for treatment of hyperhidrosis in the United States;

•	the potential for commercialization of RT001 and RT002, if approved, by us;

•	our expectations regarding the potential market size, opportunity and growth potential for RT001 and RT002, if approved for commercial use;

•	our belief that RT001 and RT002 can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize our product candidates, if approved;

•	our ability to scale up our manufacturing capabilities if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumptstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

We are evaluating RT001 in a broad clinical program that includes aesthetic indications such as lateral canthal lines, the wrinkles around the eyes which are commonly referred to as crow’s feet lines, and therapeutic indications such as hyperhidrosis, or excessive sweating, migraine headache and allergic rhinitis, or inflammation of the mucous membrane inside the nose. We are evaluating RT002 in glabellar lines with plans to expand into therapeutic uses.

We are in a Phase 3 clinical development program of RT001 in North America for the treatment of crow’s feet lines, and we plan to initiate a second U.S. Phase 3 pivotal study and an additional Phase 3 clinical trial in Europe in 2015. We expect to receive primary efficacy data from our first pivotal Phase 3 clinical trial of RT001 late in the second half of 2014. To date, we have conducted fourteen clinical trials for RT001, with a total of over 1,400 subjects, for the treatment of crow’s feet lines. RT001 has demonstrated a statistically significant and clinically meaningful reduction in crow’s feet lines in our Phase 1 and Phase 2 clinical trials. These and other studies have also indicated that RT001 is well tolerated with no serious adverse events related to study drug or study treatment procedures or other safety concerns. RT001 is our lead product candidate in clinical development and we are substantially dependent on its regulatory approval and successful commercialization.

In April 2014, we announced positive data from our Phase 1/2 study of RT002 for the treatment of moderate to severe glabellar (frown) lines. In the study, RT002 met its primary efficacy and safety endpoints. The open-label, dose escalating, Phase 1/2 study enrolled 48 adults in four cohorts. Based on the results of this study and previous findings from pre-clinical data, we plan to continue studying RT002 in a Phase 2 active comparator study. Preliminary results from this Phase 2 study are anticipated in 2015.

Since commencing operations in 2002, we have devoted substantially all our efforts to identifying and developing product candidates for the aesthetic and therapeutic markets, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of, and manufacturing capabilities for, RT001 and RT002. We have retained all rights to develop and commercialize RT001 and RT002 worldwide. We have not filed for approval with the U.S. Food and Drug Administration, or FDA, for the commercialization of RT001 or RT002 and we have not generated any revenue from product sales for RT001 or RT002.

Through June 30, 2014, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt and convertible debt. On June 19, 2014, we completed a follow-on public offering, pursuant to which we issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ over-allotment option to purchase 600,000 additional shares of common stock, and received net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses. On February 6, 2014, we completed our initial public offering, or IPO, for sale of 6,900,000 shares of common stock at $16 per share, including the exercise of the underwriters’ overallotment option to purchase an additional 900,000 shares of common stock, for net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. We also raised $23.65 million through the issuance of convertible notes and common stock warrants in the fourth quarter of 2013 and in January 2014.

We have never been profitable and, as of June 30, 2014, had an accumulated deficit of $230.6 million. We incurred net losses of $13.3 million and $34.7 million, and $11.8 million and $33.5 million, in the three and six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had cash and cash equivalents of $203.3 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 and RT002 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have the ability to manufacture our own botulinum toxin type A product to support our clinical trials and eventually, our commercial production. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and other territories and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Medicis Settlement

In October 2012, we entered into a settlement and termination agreement with Medicis Pharmaceutical Corporation, or Medicis, through which we reacquired from Medicis rights in all territories for RT001 and RT002. The agreement terminated our license agreement with Medicis and required that we make payments to them of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which we made in November 2012, (ii) payments of $14.0 million from a portion of specified types of cash proceeds received by us, an aggregate of $6.9 million of which we paid in 2013 and $7.1 million in February 2014, and (iii) a payment of $4.0 million upon the achievement of specified regulatory milestones. The Medicis settlement also impacted our deferred revenue, research and development expenses, our stockholders’ deficit and liabilities due to derivatives derived from the settlement payments, which are discussed below and in Note 3 of our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

Follow-On Public Offering

In June 2014, we completed a follow-on public offering, pursuant to which we issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ over-allotment option to purchase 600,000 additional shares of common stock, and received net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes from the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	0%	$150	$150	0%
Licensing Revenue	—	—	N/A	83	—	N/A

Total revenue	$75	$75	0%	$233	$150	55%

Our total revenue for the three months ended June 30, 2014 was unchanged, compared to the same period in 2013, due to consistent royalty revenue. Our total revenue for the six months ended June 30, 2014 increased by 55%, compared to the same period in 2013, due to an increase in licensing revenue and no change in royalty revenue.

In June 2013, pursuant to an exclusive technology evaluation agreement, we received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and was recognized over the estimated performance period beginning in the third quarter of 2013 through the first quarter of 2014.

In August 2011, we entered into an agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. In consideration for this sale, we received an upfront payment of $0.05 million and the right to receive royalties and milestone payments based on future sales of Relastin products by PDI. In accordance with the agreement, we will receive royalties equal to at least $0.3 million per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $75,000 and $150,000 for the three and six months ended June 30, 2014 and 2013 as set forth in the Relastin asset purchase agreement.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Research and development	$8,110	$7,782	4%	$15,661	$15,308	2%
Sales, general and administrative	4,857	3,641	33%	8,950	5,866	53%

Total operating expenses	$12,967	$11,423	14%	$24,611	$21,174	16%

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2014 increased by 4% and 2%, compared to the same period in 2013, primarily due to increased costs related to regulatory affairs, research activities, quality control testing, the manufacturing facility, and stock compensation offset by lower clinical trial expense. Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense.

We expense both internal and external research and development expenses as they are incurred. We typically share employees, consultants and infrastructure resources between the RT001 and RT002 programs.

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

Our research and development expenditures are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, the probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses will increase as we continue our Phase 3 clinical development of RT001 for the treatment of crow’s feet lines and our Phase 2 clinical development of RT002 for the treatment of glabellar lines, or if the FDA requires us to conduct additional clinical trials for its approval and as we enter into clinical trials for RT001 for hyperhidrosis and other indications and for RT002. Stock-based compensation for research and development was $0.6 million and $1.1 million and $0.04 million and $0.04 million for the three and six months ended June 30, 2014 and 2013, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative expenses for the three and six months ended June 30, 2014 increased by 33% and 53%, compared to the same period in 2013, primarily due to the increased cost of operating as a public company in 2014. These costs include higher professional fees, marketing expenses, personnel costs, stock-based compensation, and insurance costs for directors and officers offset by a decrease in consulting expenses. We expect that our sales, general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT001 and RT002 and as we operate as a public company. Stock-based compensation for sales, general and administrative was $0.9 million and $1.2 million and $0.1 million and $0.1 million for the three and six months ended June 30, 2014 and 2013, respectively.

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

Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs that are generally derived from cash payments related to the issuance of convertible notes and notes payable, which were capitalized on the Condensed Consolidated Balance Sheets, (ii) interest recognized from the amortization of debt discounts derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, which were capitalized on the Condensed Consolidated Balance Sheets, (iii) interest recognized on 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, and (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

The interest expense by cash and non-cash components is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Interest expense
Cash interest expense (1)	$(324)	$(417)	(22)%	$(696)	$(881)	(21)%
Non-cash interest expense
Non-cash interest expense – debt issuance costs	(48)	(39)	23%	(100)	(140)	(29)%
Non-cash interest expense – warrant and derivative related debt discounts	(75)	(34)	121%	(142)	(2,890)	(95)%
Non-cash interest expense – convertible notes	—	—	N/A	(1,250)	(9,204)	(86)%
Loss on extinguishment of 2013 Notes	—	—	N/A	(8,331)	—	N/A
Non-cash capitalized interest expense (2)	180	—	N/A	411	—	N/A

Total non-cash interest expense	57	(73)	(178)%	(9,412)	(12,234)	(23)%

Total interest expense	$(267)	$(490)	(46)%	$(10,108)	$(13,115)	(23)%

(1)	Cash interest expense included interest payments under the Hercules Notes Payable and Essex Notes.
(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

Our interest expense for the three months ended June 30, 2014 decreased 46%, compared to the same period in 2013, primarily due to capitalization of interest expense for construction-in-progress.

Our interest expense for the six months ended June 30, 2014 decreased 23%, compared to the same period in 2013, primarily due to a decrease in non-cash interest expense for convertible notes, warrants, and derivative related debt discounts resulting from conversion of the 2013 Notes into common stock, offset by a loss on extinguishment of the 2013 Notes and capitalization of interest expense for construction-in-progress.

In February 2014, our IPO triggered an acceleration of interest on the 2013 Notes through the end of the note, which combined with the outstanding principal balance, then converted into 1,637,846 shares of common stock. We recognized a loss on extinguishment of the 2013 Notes and reduced the corresponding debt discounts and unamortized debt issuance costs to zero. During the first quarter of 2014, this increased our interest expense, however, we observed a substantial decrease in interest expense during the second quarter of 2014.

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

Change in Fair Value of Convertible Preferred Stock Warrant Liability

Our outstanding convertible preferred stock warrants were classified as liabilities on our Consolidated Balance Sheets at fair value as they were contingently redeemable because they could have obligated us to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The convertible preferred stock warrants were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Upon the IPO in February 2014, these preferred stock warrants were remeasured to fair value and converted into common stock warrants with the corresponding liability reclassified to additional paid in capital.

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

In connection with our IPO in February 2014, the remaining warrants to purchase 173,975 shares of convertible preferred stock were converted into warrants to purchase 173,975 shares of common stock. In May 2014, a holder of warrants to purchase 20,066 shares of common stock net exercised such warrants for 10,613 shares of common stock. See Note 12 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Interest income	$1	$2	(50)%	$4	$2	100%
Interest expense	(267)	(490)	(46)%	(10,108)	(13,115)	(23)%
Change in fair value of derivative liabilities associated with convertible notes	—	—	N/A	4,032	1,800	124%
Change in fair value of derivative liabilities associated with the Medicis settlement	(76)	(221)	(66)%	(493)	(221)	123%
Change in fair value of common stock warrant liability	—	—	N/A	(2,151)	—	N/A
Change in fair value of convertible preferred stock warrant liability	—	232	(100)%	(210)	(926)	(77)%
Loss on settlement of preferred stock warrant	—	—	N/A	(1,356)	—	N/A
Other income (expense), net	(68)	(4)	1600%	(68)	(2)	3300%

Total other expense	$(410)	$(481)	(15)%	$(10,350)	$(12,462)	(17)%

Our total other expense for the three months ended June 30, 2014 decreased by 15%, compared to the same period in 2013, primarily due to a decrease in interest expense, which is described above, the change in fair value of the Medicis derivative liabilities, which is due to payments associated with the Medicis settlement, and the change in fair value of convertible preferred stock warrant liability.

Our total other expense for the six months ended June 30, 2014 decreased by 17%, compared to the same period in 2013, primarily due to a decrease in interest expense, which is described above, and the change in fair value of convertible preferred stock warrant liability offset by the extinguishment of warrant liability upon exercise of put option by warrant holder, the conversion of the 2013 Notes, and conversion of common stock warrants into common stock upon the IPO. Between October 2013 and January 2014, in connection with a convertible note financing, we issued convertible promissory notes for an aggregate principal amount of $23.65 million. The 2013 Notes had conversion and redemption features which were determined to be embedded derivatives requiring bifurcation and separate accounting. The derivative liability required periodic re-measurements to fair value while the derivative was still outstanding and accordingly, we recognized re-measurement gains for the 2013 Notes during the six months ended June 30, 2014 of $4.0 million.

During the first six months of 2013, we incurred interest charges, including amortization of the related debt discount, on our 2011 convertible notes and notes payable. In addition, we accrued and charged to interest expense in an amount equal to 150% of the aggregate amount of the outstanding principal and accrued interest which the holders of these 2011 convertible notes were entitled to receive if the notes would have been paid upon maturity in May 2013. Upon the conversion of these convertible notes in February 2013, we ceased accruing interest related to the convertible notes.

Income Taxes

There was no provision or benefit from income taxes during the three and six months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2014, cash and cash equivalents totaled $203.3 million, an increase of $199.4 million, from December 31, 2013. In January 2014, we drew down on additional $2.5 million under the short term notes for the Essex Capital Facility and issued promissory notes for $4.3 million. In connection with our IPO, on February 6, 2014, we sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $98.6 million. In connection with our follow-on public offering, on June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million.

Since our inception, we have incurred losses and negative cash flows from our operations. For the three months ended June 30, 2014, we had a net loss of $13.3 million, which includes non-cash interest income of $0.05 million. For the six months ended June 30, 2014, we had a net loss of $34.7 million, which includes non-cash interest expenses of $9.4 million related to loss on extinguishment of the 2013 Notes, amortization of debt issuance costs, and warrants and derivatives issued in conjunction with our previously outstanding debt instruments offset by $0.4 million related to capitalized interest expense. For the six months ended June 30, 2014, we also used $33.3 million for our operating activities. As of June 30, 2014, we had a working capital surplus of $187.8 million and an accumulated deficit of $230.6 million. We believe that our existing cash and cash equivalents, including net proceeds from our IPO of $98.6 million, net proceeds from our follow-on public offering of $131.3 million, and existing Essex Capital credit facility will allow us to fund our current operating plan through at least the next 12 months.

We have no significant source of revenue to sustain our present activities, and we do not expect to generate product revenue until, and unless, the FDA or other regulatory authorities approve RT001 or RT002 and we begin commercializing them.

Working Capital

Working Capital increased by $230.5 million, from $(42.7) million in December 31, 2014 to $187.8 million primarily due to an increase in cash and cash equivalents due to net proceeds from our IPO and follow-on public offering and prepaid expenses and other current assets and a decrease in derivative liabilities for the Medicis settlement, conversion of the convertible notes into common stock, and conversion of the common stock warrant liability into equity classified common stock warrants.

Cash Flows

We derived the following summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$33,260	$27,306
Net cash used in investing activities	3,343	2,243
Net cash provided by financing activities	235,997	36,392

Cash Flows from Operating Activities

Our cash used in operating activities is primarily driven by personnel-related expenditures, manufacturing costs, clinical development costs and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and research and development activities as our business grows.

Cash used in operating activities of $33.3 million for the six months ended June 30, 2014 resulted in part from our net loss of $34.7 million, non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $4.0 million and capitalized interest of $0.4 million offset by loss on extinguishment of our 2013 Notes of $8.3 million, revaluation of common stock warrant liability of $2.2 million, loss on extinguishment of warrant liability upon exercise of put option by warrant holder of $1.4 million, amortization of debt discounts of $1.1 million, revaluation of convertible preferred stock warrant liability of $0.2 million, stock-based compensation expense of $2.3 million, depreciation expense of $1.0 million, revaluation of derivative liability associated with Medicis settlement of $0.5 million, and interest upon issuance of new debt of $0.3 million. The $11.5 million decrease in our net operating assets and liabilities was primarily due to a decrease for payments to Medicis of $7.1 million and decreases in prepaid and other currents assets, other non-current assets, accounts payable, and deferred revenue by $6.6 million offset by an increase in accruals and other current liabilities and deferred rent by $2.2 million.

Cash used in operating activities of $27.3 million during the six months ended June 30, 2013 resulted in part from our net loss of $33.5 million and non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $1.8 million offset by accrued interest on our convertible notes of $9.2 million, the amortization of the discount and issuance costs on our outstanding debt and capital leases of $2.9 million, the revaluation of our preferred stock warrants of $0.9 million, depreciation of our property and equipment of $0.9 million, revaluation of derivative liability associated with Medicis settlement of $0.2 million, and stock-based compensation expense of $0.1 million. The $6.4 million decrease in our net operating assets and liabilities was primarily a result of a decrease for payments to Medicis of $6.9 million and decreases in accruals and other current liabilities and other non-current assets of $5.1 million offset by increases in accounts payable, prepaid expenses and other current assets, and deferred rent of $5.6 million.

Cash Flows from Investing Activities

Cash used in investing activities of $3.3 million for the six months ended June 30, 2014 consisting of $3.4 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash used in investing activities of $2.2 million for the six months ended June 30, 2013 consisting of $2.3 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $236.0 million for the six months ended June 30, 2014 primarily comprised of net proceeds of $102.7 million from issuance of common stock in connection with our IPO in February 2014, net proceeds of $131.8 million from issuance of common stock in connection with our follow-on public offering in June 2014, and proceeds of $6.7 million from issuance of convertible notes and note payable, which were partially offset by principal payments on notes payable by $4.1 million and payments to settle warrants of $1.4 million.

Cash provided by financing activities of $36.4 million for the six months ended June 30, 2013 primarily comprised of net proceeds received from the issuance of our Series E-5 convertible preferred stock in the amount of $40.7 million which were partially offset by repayments of $4.3 million on our outstanding debt and capital lease obligations.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our Phase 3 clinical trials of RT001 for the treatment of crow’s feet lines, Phase 2 clinical trials of RT001 for the treatment of hyperhidrosis, Phase 2 clinical trials of RT002 for the treatment of glabellar lines, and trials for other therapeutic indications, our manufacturing, quality and regulatory efforts related to RT001 and RT002. Additionally, as a public company, we will incur significant audit, legal and other expenses that we did not incur as a private company. We believe that our existing capital resources, the net proceeds from our IPO, net proceeds from our follow-on public offering, and existing Essex Capital facility credit facility, will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RT001, RT002 and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT001 and RT002;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT001, RT002 or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT001, RT002 or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT001, RT002 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT001, RT002 or any future product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the six months ended June 30, 2014, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 28, 2014, except as described within Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations as of June 30, 2014 which represent material expected or contractually committed future obligations, with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated funding activities and from our existing cash balances.

	Payments Due by Period
Contractual Obligations:	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 Years
	(In thousands)
Operating lease obligations(1)	$56,074	$4,988	$10,453	$11,157	$29,476
Other long-term liabilities reflected on our balance sheet under GAAP(2)	1,198	423	423	352

Total	$57,272	$5,411	$10,876	$11,509	$29,476

(1)	Operating lease agreements represent our obligations to make payments under non-cancelable lease agreements for our facilities.
(2)	Other long-term liabilities reflected on our balance sheet under GAAP represents our financing obligations to make lease payments under the Loan and Lease Agreement with Essex Capital.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and translation exposures. During the three and six months ended June 30, 2014, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We had cash and cash equivalents of $203.3 million and $3.9 million as of June 30, 2014 and December 31, 2013, respectively, and our cash and cash equivalents were held in deposit and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements.

We also have fixed interest rate notes payable which are collateralized by substantially all of our assets, excluding our intellectual property. Because of the fixed interest rate, a hypothetical 100 basis points change in interest rates would have no impact on our borrowing or results of operations.

Foreign Exchange

Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Translation exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three and six months ended June 30, 2014 and 2013, are included in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Strategy

We are substantially dependent on the clinical and commercial success of our product candidates, primarily our lead product candidate RT001, which is in Phase 3 clinical development, and our second product candidate RT002, which is expected to enter into Phase 2 clinical development. *

To date, we have invested most of our efforts and financial resources in the research and development of RT001, a topical formulation of botulinum toxin, which is currently our lead product candidate. In particular, we have conducted fourteen clinical trials and are in Phase 3 clinical development in the United States for RT001. We have also invested in the research and development of an injectable form of botulinum toxin, RT002, which is expected to enter into Phase 2 clinical development with results anticipated in 2015. Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT001 and, RT002, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely completion of, or need to conduct additional, clinical trials, including our Phase 3 clinical trials for RT001 and our Phase 2 clinical trials for RT002, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third party contractors;

•	our ability to demonstrate to the satisfaction of the United States Food and Drug Administration, or FDA, the safety and efficacy of RT001, RT002 or any future product candidates through clinical trials;

•	whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of RT001, RT002 or any future product candidates;

•	the acceptance of parameters for regulatory approval, including our proposed indication, primary endpoint assessment and primary endpoint measurement relating to our lead indications of RT001;

•	our success in educating physicians and patients about the benefits, administration and use of RT001, RT002 or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with our product candidates or future approved products;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the ability to raise additional capital on acceptable terms to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to RT001, RT002 or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•	our ability to manufacture clinical trial supplies of RT001, RT002 or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to successfully commercialize RT001, RT002 or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to RT001, RT002 or any future product candidates;

•	our ability to avoid third party patent interference or intellectual property infringement claims;

•	acceptance of RT001, RT002 or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile of RT001, RT002 or any future product candidates following approval.

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

We may be unable to obtain regulatory approval for RT001, RT002 or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations. *

To gain approval to market a biologic product such as RT001 and RT002, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, purity and potency of the product for the intended indication applied for in a Biologics License Application, or BLA, or other respective regulatory filing. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In particular, we have conducted three positive Phase 2b clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. In the first quarter of 2014, we initiated an open label Phase 3 safety clinical trial designed to evaluate the long term safety and efficacy of RT001, including doses of botulinum toxin derived from our working cell bank, stored in frozen state and administered using our single-use administration apparatus. If this study, or any of our other clinical trials, do not demonstrate the safety and efficacy to our satisfaction, or to the satisfaction of the FDA, the timing and our ability to obtain regulatory approval for RT001 could be materially and adversely affected.

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

Further, after our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process to obtain confirmation from the FDA that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for continued clinical trials. At the end of this process, the FDA indicated that the final indication would depend on the patient populations studied, the data collected, and the interpretation of the data during the BLA review process. The FDA also indicated its expectation for demonstration of botulinum toxin mechanism of action of RT001 may be assessed at maximum contraction, or “at smile”, to inform its analysis of the risk benefit of RT001. In August 2014, the FDA issued a Draft Guidance prepared by the Division of Dermatology and Dental Products of the FDA entitled “Upper Facial Lines: Developing Botulinum Toxin Drug Products”. The Draft Guidance, among other things, recommends assessing the primary endpoint measurement for the treatment of crow’s feet lines “at smile”, rather than “at rest.” Age-related crow’s feet lines of the upper face are the lines visible at rest. Our clinical development program for RT001 measures effect “at smile” and it will be collected as an additional assessment endpoint to demonstrate that the mechanism of action is a botulinum toxin’s effect on relaxation of muscle. However, the primary endpoint of our clinical development program measures the efficacy of RT001 by a 2-point composite of physician and patient “at rest.” While we plan to respond to the FDA’s request for public comment on the non-binding Draft Guidance, we do not know when the guidance will be finalized, if at all, or the recommendations that will be contained therein. Regardless, if final guidance is issued by the FDA, industry may pursue approval using an alternative approach if the approach satisfies the requirements of the applicable statutes and regulations. After consultation with our regulatory consultants, and based in part on the outcome of our Formal Dispute Resolution and related written confirmation from the FDA that we could proceed with Phase 3 development, we plan to complete our RT001 clinical trials using our current primary endpoint assessment by a 2-point composite of physician and patient “at rest” supplemented by our additional assessment endpoint “at smile” to demonstrate the mechanism of action is a botulinum toxin effect.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our lead product candidate, RT001. In particular, our U.S. clinical programs for RT001 and RT002 will require substantial funds to complete. We have recorded net losses of $13.3 million and $34.7 million, and $11.8 million and $33.5 million for the three and six months ended June 30, 2014 and 2013, respectively. We had an accumulated deficit through June 30, 2014 of $230.6 million and had a working capital surplus of $187.8 million as of June 30, 2014, primarily as a result of our initial public offering and our follow-on public offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, notes payable and convertible notes. As of June 30, 2014, we had capital resources consisting of cash and cash equivalents of $203.3 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $98.6 million in our initial public offering, or IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001, RT002 and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001, RT002 and any future product candidates.

We believe that our existing cash and cash equivalents, including the net proceeds from our IPO and follow-on public offering, together with our existing credit facility will allow us to fund our operating plan through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT001 and RT002;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT001, RT002 or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT001, RT002 or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT001, RT002 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT001, RT002 or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion. *

We expect to enter highly competitive pharmaceutical and medical device markets. Successful competitors in the pharmaceutical and medical device markets have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in the development, patenting, manufacture and marketing of health care products competitive with those that we are developing. Many of these potential competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.

Upon marketing approval, the first expected use of our products will be in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. This market is also characterized by competitors obtaining patents to protect what they consider to be their intellectual property. We are seeking regulatory approval of RT001 for the treatment of crow’s feet lines and RT002 for the treatment of glabellar lines.

We anticipate that RT001, if approved, will face significant competition from other facial aesthetic products, including injectable botulinum toxins and dermal fillers. If approved, RT001 may also compete with unapproved and off-label treatments. We anticipate that RT002, if approved, will also face significant competition from existing injectable botulinum toxins and dermal fillers, as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for both RT001 and RT002 from biosimilar products. To compete successfully in the aesthetic market, we will have to demonstrate that the reduction of crow’s feet lines with RT001 or the treatment of glabellar lines with RT002 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies. Competing in the aesthetic market could result in price-cutting, reduced profit margins and limited market share, any of which would harm our business, financial condition and results of operations.

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

We currently make our RT001 clinical drug product exclusively in one manufacturing facility and our RT002 clinical drug product in the same and one other external facility. We plan to utilize these facilities in the future to support commercial production if our product candidates are approved. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed. *

We currently manufacture our own clinical drug product to support RT001 exclusively in a single manufacturing and laboratory facility and plan to utilize this facility in the future to support commercial production if our product candidate is approved. In addition, the drug product to support RT002 is manufactured in the same facility, as well as in an external manufacturing facility. We expect that additional manufacturing capacity would need to be established in the future to support commercial production of RT002 if this product candidate is approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our manufacturing facility is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

Currently, we maintain insurance coverage totaling $27.7 million against damage to our property and equipment, $2.0 million in general liability coverage, a $9.0 million umbrella policy, and an additional $30.0 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.*

We are a clinical stage specialty biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 or RT002. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $13.3 million and $34.7 million, and $11.8 million and $33.5 million for the three and six months ended June 30, 2014 and 2013, respectively. We had an accumulated deficit through June 30, 2014 of $230.6 million and had a working capital surplus of $187.8 million as of June 30, 2014, primarily as a result of our initial public offering and our follow-on public offering. In February 2014, we closed our IPO. The net proceeds from the sale of the shares in our IPO and our follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on public offering were approximately $98.6 million and $131.3 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT001 and RT002. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months. Given our desired clinical development plans for the next 12 months, our financial statements do not reflect an uncertainty about our ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approvals for, RT001 and RT002, and begin to commercialize RT001. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully manufacture, market and commercialize our products. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

Our ability to market RT001, if approved, will be limited to use for the treatment of crow’s feet lines, and if we want to expand the indications for which we may market RT001 or seek regulatory approval for RT002, we will need to obtain additional regulatory approvals, which may not be granted. *

We are currently seeking regulatory approval for RT001 in the United States and Europe for the treatment of crow’s feet lines. If RT001 is approved, the applicable regulatory agency will restrict our ability to market or advertise RT001 for other indications, which could limit physician and patient adoption. We may attempt to develop, promote and commercialize new treatment indications and protocols for RT001, as well as seek regulatory approval for RT002, in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

Even if RT001, RT002 or any future product candidate is approved for commercialization, if there is not sufficient patient demand for such procedures, our financial results and future prospects will be harmed. *

Treatment of crow’s feet lines with RT001, our lead product candidate, is an elective procedure, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo treatment with RT001 for the treatment of crow’s feet lines or other aesthetic indications we may pursue may be influenced by a number of factors, including:

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

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize RT001, RT002 or any other future product candidates, if approved, or generate product revenue. *

We currently have limited marketing capabilities and no sales organization. To commercialize RT001, RT002 or any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If RT001 or RT002 receives regulatory approval, we expect to market RT001 or RT002, as applicable, in the United States through an internal specialized sales force and in Europe through either our internal sales force or a combination of our internal sales force and distributors, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RT001, RT002 or any future product candidates. If we are not successful in commercializing RT001, RT002 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth. *

As of June 30, 2014, we had 71 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001 or any other product candidates, if approved. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop. *

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of RT001, RT002 or any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $5.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing RT001 or RT002, we intend to expand our insurance coverage to include the sale of RT001 or RT002, as applicable; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business. *

As a public company in the United States, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We expect that our first management report on compliance with Section 404 will be in connection with our Consolidated Financial Statements for the year ending December 31, 2014.

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

If we fail to comply with the covenants and other obligations under our credit facilities, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations. *

In September 2011, we entered into a credit facility with Hercules Technology Growth Capital, Inc., or Hercules. The facility consists of $22.0 million in a term loan from Hercules. The balance of the term loan as of June 30, 2014 was $7.0 million and is payable in monthly installments of principal and interest through March 1, 2015. Borrowings under our credit facility are secured by substantially all of our tangible assets. The covenants set forth in the loan and security agreement require, among other things, that we seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 30 days after the end of each month. If we fail to comply with the covenants and our other obligations under the credit facility, Hercules would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

In December 2013, we entered into a $10.8 million loan and lease agreement with Essex Capital Corporation, or the Essex Capital Facility. In May 2014, pursuant to the terms of the Essex Capital Facility, we sold equipment to Essex Capital Corporation, resulting in partial settlement of the outstanding loan balance by $1.1 million. As of June 30, 2014, we have an outstanding loan balance of $3.9 million under the Essex Capital Facility. Borrowings under the Essex Capital Facility are secured by substantially all of our tangible assets, excluding intellectual property. The covenants set forth in the Essex Capital Facility require, among other things, that we seek consent from Essex Capital prior to certain corporate events, including the incurrence of additional secured indebtedness or additional liens. If we fail to comply with the covenants and our other obligations under the Essex Capital Facility, Essex Capital would be able to accelerate the required repayment of amounts due under the Essex Capital Facility and, if they are not repaid, could foreclose upon our assets securing our obligations under the Essex Capital Facility, subject to limitations set forth in a subordination agreement between Essex Capital and Hercules.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. *

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect RT001 for the treatment of crow’s feet lines or RT002 for the treatment of glabellar lines to be reimbursed by any government or third party payor and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT001, RT002 or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of RT001, RT002 or any future product candidates. *

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market RT001, RT002 or any future product candidates in the United States until we receive approval of a BLA from the FDA. We have not submitted an application or obtained marketing approval for RT001 or RT002 anywhere in the world. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties. *

While we do not expect that RT001, if approved for the treatment of crow’s feet lines, or RT002, if approved for the treatment of glabellar lines, will subject us to the various U.S. federal and state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

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

Risks Related to the Ownership of Our Common Stock

The trading price of our common stock is volatile, and purchasers of our common stock could incur substantial losses. *

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been for reasons that are unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

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

These broad market fluctuations may adversely affect the trading price or liquidity of our common stock.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline. *

As a smaller company, it may be difficult for us to attract or retain the interest of equity research analysts. A lack of research coverage may adversely affect the liquidity of and market price of our common stock. We will not have any control of the equity research analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company, or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

Substantially all of our existing stockholders were subject to lock-up agreements with the underwriters of our IPO that restricted the stockholders’ ability to transfer shares of our common stock through August 4, 2014, which was 180 days from the date of our IPO. In connection with our follow-on public offering, we, all of our directors and executive officers and certain of our other stockholders agreed to extend these lock-up restrictions through September 16, 2014, which is 90 days after the date of our follow-on public offering, other than with respect to 25,000 shares held by one of our executive officers which will be subject to the restrictions described above for an additional period ending 60 days after the date of our follow-on public offering.

Subject to certain limitations, on August 5, 2014, approximately 3,242,899 shares became eligible for sale upon the expiration of the IPO lock-up period. On September 17, 2014, an additional 8,545,523 shares will be eligible for sale, also subject to certain limitations, upon expiration of the subsequent follow-on lock-up period. Shares issued or issuable upon exercise of options and warrants vested as of the expiration of the applicable lock-up period will also be eligible for sale upon such expiration. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

As of June 30, 2014, certain holders of approximately 10,068,447 shares of our common stock, including shares issuable upon the exercise of outstanding warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the lock-up arrangements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*

As of June 30, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 38.0% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Recent Sales of Unregistered Securities

We issued 10,613 shares of our common stock upon the net exercise of warrants to purchase 20,066 shares of our common stock in May 2014. Share amounts have been retroactively adjusted for the 1-for-15 reverse stock split effected on February 3, 2014.

The issuances of securities described above were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds

On February 5, 2014, our registration statement on Form S-1 (File No. 333-193154) was declared effective for our IPO, pursuant to which we sold 6,900,000 shares of common stock at a public offering price of $16.00 per share for an aggregate gross offering proceeds of $110.4 million. As a result of the IPO, we received net proceeds of $98.6 million, after deducting underwriting discounts, commissions and other offering expenses. On June 18, 2014 our registration statement on Form S-1 (File No. 333-196582) was declared effective for our follow-on public offering pursuant to which we sold 4,600,000 shares of common stock at a price of $30.50 per share for aggregate gross proceeds of $140.3 million. As a result of the follow-on public offering, we received net proceeds of $131.3 million, after deducting underwriting discounts, commissions, and other offering expenses. None of the expenses associated with the IPO and follow-on offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

As of June 30, 2014, the net offering proceeds are held in our money market account. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 6, 2014, or from our follow-on public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on June 19, 2014.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVANCE THERAPEUTICS, INC.

Date: August 13, 2014	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Executive Vice President of Corporate Development (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company’s				Filed Herewith
		Form	File No.	Exhibit No.	Filed On

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36294	3.1	February 11, 2014

3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013

4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014

4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not deemed “filed” by the registrant with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act. Such certifications shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.