Form 10-Q
period 2014-09-30
Revance Therapeutics, Inc.
filed 2014-11-13
CIK 1479290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 5, 2014: 23,719,902

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

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187,486	$3,914
Restricted cash, current portion	75	75
Prepaid expenses and other current assets	3,349	825

Total current assets	190,910	4,814
Property and equipment, net	17,394	14,315
Restricted cash, net of current portion	435	510
Other non-current assets	183	3,006

TOTAL ASSETS	$208,922	$22,645

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,666	$5,526
Accruals and other current liabilities	3,317	4,161
Deferred revenue, current portion	—	83
Derivative liabilities associated with convertible notes, current portion	—	4,890
Derivative liabilities associated with Medicis settlement, current portion	—	6,684
Financing obligation, current portion	102	—
Convertible notes, current portion	—	12,157
Notes payable, current portion and discount	8,662	10,702
Common stock warrant liability	—	3,358

Total current liabilities	14,747	47,561
Convertible preferred stock warrant liability	—	1,233
Financing obligation, net of current portion	938	—
Note payable, net of current portion and discount	—	2,632
Derivative liabilities associated with Medicis settlement, net of current portion	1,647	1,610
Deferred rent	3,676	3,176

TOTAL LIABILITIES	21,008	56,212

Commitments and Contingencies (Note 9)
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares and 145,010,269 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 0 shares and 8,689,999 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively (aggregate liquidation preference of $0 and $215,264 as of September 30, 2014 and December 31, 2013, respectively)	—	123,982

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share — 95,000,000 and 224,000,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 23,717,902 and 260,789 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	24	—
Additional paid-in capital	432,475	38,331
Accumulated deficit	(244,585)	(195,880)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	187,914	(157,549)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$208,922	$22,645

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Revenue	$75	$158	$308	$308

Operating expenses:
Research and development	8,600	6,284	24,261	21,592
Sales, general and administrative	5,300	2,142	14,250	8,008

Total operating expenses	13,900	8,426	38,511	29,600

Loss from operations	(13,825)	(8,268)	(38,203)	(29,292)
Interest income	14	—	18	2
Interest expense	(228)	(351)	(10,336)	(13,466)
Change in fair value of derivative liabilities associated with convertible notes	—	—	4,032	1,800
Changes in fair value of derivative liabilities associated with Medicis settlement	67	(44)	(426)	(265)
Change in fair value of common stock warrant liability	—	—	(2,151)	—
Change in fair value of convertible preferred stock warrant liability	—	(182)	(210)	(1,108)
Loss on settlement of preferred stock warrant	—	—	(1,356)	—
Other expense, net	(5)	(38)	(73)	(40)

Net and comprehensive loss	$(13,977)	$(8,883)	$(48,705)	$(42,369)

Net income (loss) attributable to common stockholders:
Basic	$(13,977)	$(12,793)	$(48,705)	$733

Diluted	$(13,977)	$(12,793)	$(48,705)	$2,966

Net income (loss) per share attributable to common stockholders:
Basic	$(0.60)	$(55.92)	$(2.70)	$3.40

Diluted	$(0.60)	$(55.92)	$(2.70)	$3.05

Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	23,331,104	228,785	18,009,537	215,315

Diluted	23,331,104	228,785	18,009,537	971,472

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,705)	$(42,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,561	1,385
Amortization of discount on debt and capital leases	1,198	2,862
Amortization of debt issuance cost	148	179
Revaluation of derivative liabilities associated with convertible notes	(4,032)	(1,800)
Revaluation of derivative liabilities associated with the Medicis settlement	426	265
Revaluation of common stock warrant liability	2,151	—
Revaluation of convertible preferred stock warrant liability	210	(60)
Extinguishment of warrant liability upon exercise of put option by warrant holder	1,356	—
Convertible preferred stock warrant modification remeasurement adjustment	—	1,168
Loss on extinguishment of 2013 Notes	8,331	—
Stock-based compensation expense	4,611	346
Interest on convertible notes converted to convertible preferred stock	—	9,178
Interest for new debt upon issuance, non-cash	271	—
Capitalized interest	(649)	(103)
Non-cash effective interest on financing obligation	66
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,654)	201
Other non-current assets	(1,238)	(304)
Accounts payable	(3,524)	5,168
Accruals and other current liabilities	1,178	(3,236)
Payments against Medicis liabilities	(7,073)	(6,927)
Deferred rent	500	101
Deferred revenue	(83)	167

Net cash used in operating activities	(45,951)	(33,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,444)	(2,672)
Change in restricted cash	75	75

Net cash used in investing activities	(5,369)	(2,597)

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows – (Continued)

(In thousands)

(Unaudited)

	Nine Months ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred follow-on public offering costs	131,882	—
Proceeds from issuance of common stock, net of deferred initial public offering costs	102,672	—
Proceeds from issuance of convertible notes and notes payable	6,750	—
Principal payments made on capital leases and financing obligation	(146)	(858)
Principal payments made on notes payable	(6,230)	(5,594)
Proceeds from the exercise of stock options and employee stock purchase plan	1,402	4
Payments to settle warrants	(1,438)	—
Proceeds from the exercise of common stock warrants	—	3
Proceeds from issuance of convertible preferred stock, net	—	40,647

Net cash provided by financing activities	234,892	34,202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	183,572	(2,174)
CASH AND CASH EQUIVALENTS — Beginning of period	3,914	4,083

CASH AND CASH EQUIVALENTS — End of period	$187,486	$1,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$971	$1,318

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of Series E-1, E-2, E-3, E-4 and E-5 preferred stock into common stock	$123,982	$—
Conversion of 2013 Notes into common stock	$26,206	$—
Issuance of common stock upon net exercise of common stock warrants in connection with IPO	$6,490	$—
Fair value in excess of debt host for derivative liabilities associated with convertible notes	$1,050	$—
Deferred initial public offering costs	$4,028	$1,748
Deferred follow-on public offering costs	$546	$—
Conversion of preferred stock warrants to common stock warrants	$1,441	$—
Conversion of Essex Notes into financing obligations	$1,095	$—
Termination of stock option repurchase right	$58	$—
Capital contribution on the extinguishment of the prior convertible preferred stock	$—	$74,894
Capital contribution on the extinguishment of the 2011 Notes	$—	$32,008
Deemed dividend on issuance of Series E-5 convertible preferred stock	$—	$177
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	$—	$4,272
Issuance of common stock warrants in connection with the 2013 Notes	$981	$—
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$832	$4,683
Issuance of convertible preferred stock warrants	$80	$—

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

Since commencing operations in 2002, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetics and therapeutic pharmaceutical markets, recruiting personnel and raising capital. The Company has devoted predominantly all of its resources to preclinical, clinical, and manufacturing development of RT001 and RT002. The Company has never been profitable and has not yet commenced commercial operations.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. For the nine months ended September 30, 2014, the Company had a net loss of $48.7 million, which includes net non-cash interest expenses of $9.4 million. For the nine months ended September 30, 2014, the Company also used $46.0 million of cash for operating activities. As of September 30, 2014, the Company had a working capital surplus of $176.2 million and an accumulated deficit of $244.6 million. The Company believes that its existing cash and cash equivalents, including net proceeds from its initial public offering of $98.6 million, net proceeds from its follow-on public offering of $131.3 million, and existing Essex Capital credit facility will allow the Company to fund its operating plan through at least the next 12 months.

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 28, 2014. There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2014, except as described in the Recent Accounting Pronouncements section below.

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

Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vii) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which will require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year of the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The guidance defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. The guidance is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

In June 2014, the FASB issued Accounting Standard Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes the distinction between development stage entities and other reporting entities, eliminates the exception provided to development stage entities for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk, and clarifies disclosure requirements related to risks and uncertainties. The changes eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that the prior years it had been in the development stage. The Company evaluated the new guidance and adopted the new standard early, beginning with the quarterly period ended June 30, 2014.

3.	Medicis Settlement

In October 2012, the Company entered into a settlement and termination agreement with Medicis Pharmaceutical Corporation, or Medicis. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 and RT002 from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in November 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in the second quarter of 2013 and the remaining $7.1 million was paid in the first

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

quarter of 2014, and (iii) $4.0 million to be paid upon the achievement of specified regulatory milestones by the Company, or Product Approval Payment. The Company determined that the settlement provisions related to the Proceeds Sharing Arrangement Payment in (ii) above and the Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability and periodic fair value remeasurements until settled. Under the Proceeds Sharing Arrangement, the Company recorded $0.4 million to remeasure the fair value of the derivative for the remaining obligation through the date of settlement, or February 13, 2014. As of September 30, 2014, the Company determined the fair value of its liability for the Product Approval Payment was $1.6 million, which was measured by assuming a term of 3.75 years, a risk-free rate of 1.3% and a credit risk adjustment of 5.0%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in mid-2018. The Company did not make any payments under the Product Approval Payment during the nine months ended September 30, 2014.

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

	As of September 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market fund	$180,015	$180,015	$—	$—

Total assets measured at fair value	$180,015	$180,015	$—	$—

As of December 31, 2013, the Company did not hold any assets that were measured at fair value on a recurring basis.

	As of September 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with the Medicis settlement	$1,647	$—	$—	$1,647

Total liabilities measured at fair value	$1,647	$—	$—	$1,647

	As of December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with convertible notes	$4,890	$—	$—	$4,890
Derivative liabilities associated with the Medicis settlement	8,294	—	—	8,294
Common stock warrant liability	3,358	—	—	3,358
Convertible preferred stock warrant liability	1,233	—	—	1,233

Total liabilities measured at fair value	$17,775	$—	$—	$17,775

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the nine months ended September 30, 2014 and the year ended December 31, 2013.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

	Derivative Liability Associated with Convertible Notes	Derivative Liability Associated with the Medicis Settlement	Common Stock Warrant Liability	Convertible Preferred Stock Warrant Liability
Fair value as of December 31, 2013	$4,890	$8,294	$3,358	$1,233
Fair value of financial instruments issued	1,050	—	981	80
Cash payments against Medicis settlement	—	(7,073)	—	—

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

	Derivative Liability Associated with Convertible Notes	Derivative Liability Associated with the Medicis Settlement	Common Stock Warrant Liability	Convertible Preferred Stock Warrant Liability
Change in fair value	(4,032)	426	2,151	210
Extinguishment of warrant liability upon exercise of put option by warrant holder	—	—	—	(82)
Conversion in connection with IPO	(1,908)	—	(6,490)	(1,441)

Fair value as of September 30, 2014	$—	$1,647	$—	$—

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

The fair value of one of the derivative liabilities resulting from the Medicis litigation settlement, specifically the previously outstanding liability for the derivative related to the Proceeds Sharing Arrangement Payment (Note 3) as recognized cash payments against the liability, was measured using an option pricing model. Inputs used to determine estimated fair value of this derivative include the equity value of the Company, expected timing of the respective settlement payments, a risk-free interest rate and the expected volatility. The significant unobservable inputs used in the fair value measurement of the Proceeds Sharing Arrangement Payment derivative are the equity value of the Company and the expected timing of the payments at the valuation date. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The Company settled the remaining obligation under the Proceeds Sharing Arrangement upon the IPO, and remeasured the liability to the value of the remaining Proceeds Sharing Arrangement Payment of $7.1 million.

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

5.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Research and manufacturing equipment	$10,885	$9,045
Computer equipment and software	549	496
Furniture and fixtures	547	451
Leasehold improvements	3,772	3,632
Construction in progress	11,390	8,880

Total property and equipment	27,143	22,504
Less: accumulated depreciation	(9,749)	(8,189)

Property and equipment, net	$17,394	$14,315

Depreciation expense was $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2013, respectively.

The Company has obligations to make future payments to certain vendors that become due and payable during the construction of its manufacturing facilities in Newark, California, in 2013. The arrangement was accounted for as construction-in-progress and the outstanding obligations as of September 30, 2014 and December 31, 2013 were $0.8 million and $1.8 million, respectively. The Company recorded capitalized interest costs of $0.2 million and $0.6 million during the three and nine months ended September 30, 2014, respectively, and $0.1 million for each of the three and nine months ended September 30, 2013.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Prepaid expenses	$1,451	$531
Accounts receivable	1,421	225
Deferred rent, current portion	241	—
Reimbursable tenant improvements	150	—
Other current assets	86	69

Total prepaid expenses and other current assets	$3,349	$825

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Accruals and Other Current Liabilities

Accruals and other current liabilities consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Accrued compensation	$1,779	$689
Accrued clinical trial expenses	404	169
Accrued construction-in-progress obligations	168	1,757
Accrued interest on notes payable	42	478
Accrued offering costs	—	506
Other current liabilities	924	562

Total accruals and other current liabilities	$3,317	$4,161

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Deferred initial public offering costs	$—	$2,812
Unamortized debt issuance costs	—	194
Prepaid expenses, non-current portion	183	—

Total other non-current assets	$183	$3,006

6.	Notes Payable

Hercules Notes Payable

In September 2011, the Company entered into a loan and security agreement with Hercules Technology Growth Capital for $22.0 million, referred to as the Hercules Notes Payable. From the proceeds of the Hercules Notes Payable, the Company used $7.0 million to fully repay the principal and accrued interest due under two secured promissory notes, or Venture Debt, with two venture debt lenders. At the time of the Venture Debt repayment, the remaining unamortized debt discount of $0.6 million was written-off to interest expense.

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

In connection with the Hercules Notes Payable, the Company issued warrants to purchase 17,977 shares of Series D convertible preferred stock at $66.75 per share, which converted to common stock upon the Company’s IPO. The fair value of the warrants of $0.1 million was recorded as a debt discount and is amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $0.01 million and $0.03 million, and $0.01 million and $0.06 million, from the amortization of the warrant related debt discount for the three and nine months ended September 30, 2014 and 2013, respectively. The unamortized debt discount balance was $0.01 million and $0.04 million as of September 30, 2014 and December 31, 2013, respectively. The Company incurred $0.5 million of debt issuance costs in connection with the Hercules Notes Payable which is also being amortized to interest expense over the term of the borrowings. The Company recognized interest expense of $0.04 million and $0.1 million, and $0.04 million and $0.1 million, from the amortization of the debt issuance costs during the three and nine months ended September 30, 2014 and 2013, respectively. The unamortized debt issuance costs balances were $0.1 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Essex Capital Notes

On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 commercial fill/finish line, or the Fill/Finish Line. Under the Loan and Lease Agreement, with the issuance of each Note, the Company will issue warrants to purchase its capital stock. The Essex Notes must be repaid in full by the Company if the Fill/Finish Line is not accepted by the Company and the sale-leaseback (as described below) is not executed prior to the one year anniversary of the Essex Notes, or December 20, 2014. The outstanding balance, as of September 30, 2014, on the Essex Notes of $3.9 million would be subject to repayment on December 20, 2014.

If the Fill/Finish Line is accepted by the Company prior to December 20, 2014, Essex Capital will purchase the Fill/Finish Line at the original invoice amounts in exchange for extinguishing the principal balance due under the Essex Notes. Concurrently with this sale, the Company will lease the Fill/Finish Line from Essex Capital for a fixed monthly payment to be paid monthly over three years. At the end of the lease, the Company will have the option to purchase the Fill/Finish Line for 10% of the original purchase amount.

During the term of the Essex Notes, the Company will make interest only payments. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility, and an additional $2.5 million in January 2014 under short-term notes. In May 2014, pursuant to the terms of this agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance by $1.1 million. Pursuant to the Loan and Lease Agreement, the Company leased the equipment from Essex Capital. This transaction does not qualify for sale-leaseback accounting due to the Company’s continuing involvement. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method. As of September 30, 2014, the aggregate total future minimum lease payments under the financing obligation were as follows (in thousands):

Year Ending December 31,
2014	$105
2015	423
2016	423
2017	141

Total payments	$1,092

In connection with the Essex Notes, the Company is required to issue the warrants regardless of whether it draws down the full $10.8 million under the agreement, unless it chooses to discontinue construction of the equipment. The Company issued warrants to Essex to purchase 12,345 shares of Series E-5 convertible preferred stock in December 2013 and January 2014. Subsequent to the IPO in February 2014, the previously issued warrants to purchase shares of Series E-5 convertible preferred stock converted into warrants to purchase shares of common stock. The fair value of the warrants at the issuance date of $0.2 million and debt issuance costs totaling $0.03 million were recorded as discount on debt, and will be amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $0.1 million and $0.2 million for the amortization of the warrant related debt discount for the three and nine months ended September 30, 2014, respectively. The unamortized debt discount balance was $0.1 million as of September 30, 2014.

As of September 30, 2014, future principal payments under the Notes Payable are as follows (in thousands):

2014	$6,088
2015	2,641

Total principal payments	8,729
Less: debt discount	(67)
Less: current portion	(8,662)

Long-term portion of notes payable	$0

For each of the three and nine months ended September 30, 2014 and 2013, the Company made principal and interest payments on the Hercules Notes Payable of $2.3 million and $6.9 million, respectively. Additionally, the Company made interest payments on the Essex Notes in the amount of $0.1 million and $0.3 million during the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, the outstanding Hercules Notes Payable and Essex Notes balances were $4.8 million and $3.9 million, respectively.

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

During the nine months ended September 30, 2014, the Company recognized non-cash interest expense of $9.6 million related to the 2013 Notes, including amortization of warrant-related debt discount of approximately $0.4 million up to the date of conversion, amortization of the derivative-related debt discount of $0.6 million up to the date of conversion, accrued interest of $0.3 million up to the date of conversion and a loss on extinguishment of $8.3 million upon conversion of the 2013 Notes into common stock. The Company had unamortized debt discount balance $0 and $7.2 million as of September 30, 2014 and December 31, 2013, respectively.

8.	Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vii) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013 (3)
Cash interest expense (1)	$(276)	$(392)	$(971)	$(1,318)
Non-cash interest expense
Non-cash interest expense — debt issuance costs	(48)	(47)	(148)	(178)
Non-cash interest expense — warrant and derivative related debt discounts	(76)	(15)	(219)	(2,869)
Non-cash interest expense — convertible notes	—	—	(1,250)	(9,204)
Loss on extinguishment of 2013 Notes	—	—	(8,331)	—
Non-cash interest expense — financing obligation	(66)	—	(66)	—
Non-cash capitalized interest expense (2)	238	103	649	103

Total non-cash interest expense	48	41	(9,365)	(12,148)

Total interest expense	(228)	(351)	$(10,336)	$(13,466)

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(1)	Cash interest expense included interest payments under the Hercules Notes Payable and Essex Notes.
(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
(3)	Presentation revised to disaggregate capitalized interest expense.

9.	Commitments and Contingencies

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

Rent expense was $1.3 million and $3.9 million for the three and nine months ended September 30, 2014, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2014	$1,228
2015	5,070
2016	5,222
2017	5,394
2018 and thereafter	37,932

Total payments	$54,846

Other Milestone-Based Commitments

The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.

Purchase Commitments

The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to our manufacturing facility. These agreements, which total $14.2 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.

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

Upon completion of the IPO, all outstanding warrants to purchase Series E convertible preferred stock, excluding the 22,856 warrants that were exercised, converted into 173,975 warrants to purchase common stock at prices ranging from $14.95 per share to $31.50 per share, expiring in 2018 through 2021. In May 2014, warrants to purchase 20,066 shares of common stock were net exercised into 10,613 shares of common stock. As of September 30, 2014, the Company had warrants to purchase 153,909 shares of common stock outstanding and no convertible preferred stock warrants outstanding.

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

During the third quarter of 2014, the Company granted stock options for 32,150 shares of common stock and 6,700 restricted stock awards under the 2014 EIP to employees. As of September 30, 2014, there were 88,901 shares available for issuance under the 2014 EIP.

2014 Inducement Plan

On August 26, 2014, the Company’s board of directors authorized the adoption of the 2014 Inducement Plan, or 2014 IN, which became effective immediately. Stockholder approval of the 2014 IN was not required pursuant to Rule 5635 (c)(4) of the NASDAQ Listing Rules. The 2014 IN reserves 325,000 shares of common stock and provides for the grant of NSOs that will be used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company.

During the third quarter of 2014, the Company granted stock options for 140,125 shares of common stock and 43,375 restricted stock awards under the 2014 IN to new employees. As of September 30, 2014, there were 141,500 shares available for issuance under the 2014 IN.

The fair value of the stock options under the 2014 EIP and 2014 IN were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Employee		Non-employee
	Three Months ended September 30, 2014	Nine Months ended September 30, 2014	Three Months ended September 30, 2014	Nine Months ended September 30, 2014
Expected term (in years)	6.08	5.50 – 6.08	8.78 – 9.38	5.00 – 9.67
Expected volatility	56.62 – 57.23%	56.19 – 58.37%	57.12 – 57.29%	54.14 – 58.46%
Risk-free interest rate	1.81 – 2.03%	1.69 – 2.03%	2.34 – 2.58%	1.67 – 2.67%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity treasury rates with remaining terms similar to the expected term.

Expected Dividend Rate. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend rate of zero in the valuation model.

2014 Employee Stock Purchase Plan

On January 22, 2014, the Company’s board of directors authorized the adoption of the 2014 Employee Stock Purchase Plan, or 2014 ESPP, which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. The maximum number of shares of common stock that may be issued under the Company’s 2014 ESPP is initially 200,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 ESPP will automatically increase on January 1 of each year, beginning on January 1 of the year after the closing of our IPO and ending on and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 300,000 shares of common stock or (iii) such lesser number of shares of common stock as determined by the Company’s board of directors. Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will return to the 2014 ESPP reserve and will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. The 2014 ESPP is intended to qualify as an “employee stock purchase plan,” or ESPP, under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. For the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense of $0.03 million and $0.5 million, respectively, and issued 20,274 shares of common stock to employees under the 2014 ESPP.

The fair value of the option component of the shares expected to be purchased under the 2014 ESPP were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended September 30, 2014	Nine Months ended September 30, 2014
Expected term (in years)	0.50	0.50
Expected volatility	42.54%	42.54 - 48.00%
Risk-free interest rate	0.06%	0.06 - 0.08%
Expected dividend rate	0.00%	0.00%

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

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Stock-based Compensation to Employees

Total stock-based compensation expense related to stock options, restricted stock awards, and ESPP granted to employees was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$557	$75	$1,386	$109
Sales, general and administrative	1,361	117	2,467	187

Total stock based compensation expense	$1,918	$192	$3,853	$296

Stock-based compensation to Non-Employees

Total stock-based compensation expense related to options granted to non-employees was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$—	$21	$258	$29
Sales, general and administrative	367	10	500	21

Total stock based compensation expense	$367	$31	$758	$50

The Company has no outstanding unvested non-employee stock options as of September 30, 2014.

14.	Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(13,977)	$(8,883)	$(48,705)	$(42,369)
Capital contribution on the extinguishment of prior convertible preferred stock	—	—	—	74,894
Deemed dividend on the issuance of Series E-5 convertible preferred stock	—	—	—	(177)
Noncumulative dividend on Series E convertible preferred stock	—	(3,910)	—	(9,974)
Undistributed earnings allocated to preferred stockholders	—	—	—	(21,641)

Net income (loss) attributable to common stockholders, basic	$(13,977)	$(12,793)	$(48,705)	$733
Adjustments to net income (loss) for dilutive securities	—	—	—	2,233

Net income (loss) attributable to common stockholders, diluted	$(13,977)	$(12,793)	$(48,705)	$2,966

Net income (loss) per share attributable to common stockholders
Basic	$(0.60)	$(55.92)	$(2.70)	$3.40

Diluted	$(0.60)	$(55.92)	$(2.70)	$3.05

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	23,331,104	228,785	18,009,537	215,315
Stock options	—	—	—	160,873
Warrants to purchase common stock	—	—	—	595,284
Diluted	23,331,104	228,785	18,009,537	971,472

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2014	2013
Stock options	1,877,949	771,573
Convertible preferred stock	—	8,690,061
Convertible preferred stock warrants	—	172,145
Common stock warrants	153,909	—
Unvested restricted stock awards	253,625	—
Shares expected to be purchased on December 31, 2014 under 2014 ESPP	6,426	—

15.	Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three and nine months ended September 30, 2014 and the Company expects that its effective tax rate for the full year 2014 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding the results and the timing of clinical trials in our development of RT001 for the treatment of crow’s feet lines;

•	our expectations regarding the results and the timing of clinical trials and results of RT001 for the treatment of hyperhidrosis or other indications;

•	our expectations regarding the results and the timing of clinical trials of RT002 for the treatment of glabellar lines;

•	our expectations regarding our future development of RT001 and RT002 for other indications, including therapeutic indications;

•	our expectation regarding the timing of our regulatory submissions for approval of RT001 for the treatment of crow’s feet lines in the United States, Europe and other countries or for treatment of hyperhidrosis in the United States;

•	the potential for commercialization of RT001 and RT002, if approved, by us;

•	our expectations regarding the potential market size, opportunity and growth potential for RT001 and RT002, if approved for commercial use;

•	our belief that RT001 and RT002 can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize our product candidates, if approved;

•	our ability to transfer manufacturing from third parties to our facility and to scale up our manufacturing capabilities if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumptstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

We are evaluating RT001 in a broad clinical program that includes aesthetic indications such as lateral canthal lines, the wrinkles around the eyes which are commonly referred to as crow’s feet lines, and therapeutic indications such as hyperhidrosis, or excessive sweating, migraine headache and allergic rhinitis, or inflammation of the mucous membrane inside the nose. We are evaluating RT002 in glabellar (or frown) lines with plans to expand into therapeutic uses.

We are in a Phase 3 clinical development program for RT001 for the treatment of crow’s feet lines. In October 2014, we initiated an open-label study designed to confirm successful transfer of the production of our topical RT001 drug product to our manufacturing facility. In November 2014, we announced that while we have made significant progress with RT001, the preliminary results from our ongoing open-label study suggest additional work will be required to optimize the transfer of manufacturing to our commercial facility. We plan to complete the ongoing open-label study, fully analyze the data and manufacture additional RT001 drug product in our commercial facility to support a subsequent study currently expected to commence in early 2015.

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

We are entering into in a Phase 2 clinical development program for RT002 for the treatment of moderate to severe glabellar (frown) lines in late 2014. In April 2014, we announced positive data from our Phase 1/2 study of RT002 for the treatment of moderate to severe glabellar (frown) lines. In the study, RT002 met its primary efficacy and safety endpoints. The open-label, dose escalating, Phase 1/2 study enrolled 48 adults in four cohorts. Based on the results of this study and previous findings from pre-clinical data, we plan to initiate a Phase 2 active comparator study in the fourth quarter of 2014, with interim results anticipated in late 2015.

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

Through September 30, 2014, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt and convertible debt. On June 19, 2014, we completed a follow-on public offering, pursuant to which we issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ over-allotment option to purchase 600,000 additional shares of common stock, and received net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses. On February 6, 2014, we completed our initial public offering, or IPO, for sale of 6,900,000 shares of common stock at $16 per share, including the exercise of the underwriters’ overallotment option to purchase an additional 900,000 shares of common stock, for net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. We also raised $23.65 million through the issuance of convertible notes and common stock warrants in the fourth quarter of 2013 and in January 2014.

We have never been profitable and, as of September 30, 2014, had an accumulated deficit of $244.6 million. We incurred net losses of $14.0 million and $48.7 million, and $8.9 million and $42.4 million, in the three and nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had cash and cash equivalents of $187.5 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 and RT002 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have the ability to manufacture our own botulinum toxin type A product to support our clinical trials and eventually, our commercial production. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and other territories and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes from the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	0%	$225	$225	0%
Licensing Revenue	—	83	(100)%	83	83	0%

Total revenue	$75	$158	(53)%	$308	$308	0%

Our total revenue for the three months ended September 30, 2014 decreased by 53%, compared to the same period in 2013, due to a decrease in licensing revenue. Our total revenue for the nine months ended September 30, 2014 was unchanged, compared to the same period in 2013.

In June 2013, pursuant to an exclusive technology evaluation agreement, we received an upfront payment in the amount of $0.3 million. The licensing revenue was initially recorded as deferred revenue and recognized over the estimated performance period beginning in the third quarter of 2013 through the first quarter of 2014.

In August 2011, we entered into an agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. In consideration for this sale, we received an upfront payment of $0.05 million and the right to receive royalties and milestone payments based on future sales of Relastin products by PDI. In accordance with the agreement, we expect to receive royalties equal to at least $0.3 million per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $0.1 million and $0.2 million for the three and nine months ended September 30, 2014 and 2013 as set forth in the Relastin asset purchase agreement.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Research and development	$8,600	$6,284	37%	$24,261	$21,592	12%
Sales, general and administrative	5,300	2,142	147%	14,250	8,008	78%

Total operating expenses	$13,900	$8,426	65%	$38,511	$29,600	30%

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 increased by 37%, compared to the same period in 2013, primarily due to increased costs related to personnel, stock-based compensation, rent, and leasing equipment to support product development activities.

Research and development expenses for the nine months ended September 30, 2014 increased by 12%, compared to the same period in 2013, primarily due to increased costs related to personnel, stock-based compensation, manufacturing of drug product, rent, and leasing equipment to support product development activities.

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

Our research and development expenditures are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, the probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses will increase as we continue our clinical development of RT001 for the treatment of crow’s feet lines and our clinical development of RT002 for the treatment of frown lines, or if the FDA requires us to conduct additional clinical trials for approval and as we enter into clinical trials for RT001 for hyperhidrosis and other indications and for RT002.

Stock-based compensation for research and development was $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, and $0.1 million for each of the three and nine months ended September 30, 2013.

Sales, General and Administrative Expenses

Sales, general and administrative expenses for the three months ended September 30, 2014 increased by 147%, compared to the same period in 2013, primarily due to increased costs related to personnel and administrative costs related to the operation of a public company. Following the IPO in February 2014, we incurred higher charges related to stock-based compensation, professional fees for accounting and tax services, and insurance premiums for directors and officers liability coverage.

Sales, general and administrative expenses for the nine months ended September 30, 2014 increased by 78%, compared to the same period in 2013, primarily due to increased costs related to personnel and administrative costs related to the operation of a public company. Following the IPO in February 2014, we incurred higher charges related to stock-based compensation, professional fees for accounting and tax services, public relations services, and insurance premiums for directors and officers liability coverage. We expect that our sales, general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT001 and RT002 and as we operate as a public company.

Stock-based compensation for sales, general and administrative was $1.7 million and $3.0 million for the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively.

Other Income (Expense)

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents balances. We expect interest income to vary each reporting period depending on our average cash and cash equivalents balances during the period and market interest rates. To date, our interest income has not been significant in any individual period.

Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vii) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

The interest expense by cash and non-cash components is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013(3)	Change
	(In thousands, except percentages)
Interest expense
Cash interest expense (1)	$(276)	$(392)	(30)%	$(971)	$(1,318)	(26)%
Non-cash interest expense
Non-cash interest expense – debt issuance costs	(48)	(47)	2%	(148)	(178)	(17)%
Non-cash interest expense – warrant and derivative related debt discounts	(76)	(15)	407%	(219)	(2,869)	(92)%
Non-cash interest expense – convertible notes	—	—	N/A	(1,250)	(9,204)	(86)%
Loss on extinguishment of 2013 Notes	—	—	N/A	(8,331)	—	N/A
Non-cash interest expense – financing obligation	(66)	—	N/A	(66)	—	N/A
Non-cash capitalized interest expense (2)	238	103	131%	649	103	530%

Total non-cash interest expense	48	41	17%	(9,365)	(12,148)	(23)%

Total interest expense	$(228)	$(351)	(35)%	$(10,336)	$(13,466)	(23)%

(1)	Cash interest expense included interest payments under the Hercules Notes Payable and Essex Notes.
(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
(3)	Presentation revised to disaggregate capitalized interest expense.

Our interest expense for the three months ended September 30, 2014 decreased 35%, compared to the same period in 2013, primarily due to capitalization of interest expense for construction-in-progress and lower weighted average of debt outstanding offset by an increase in interest expense related to effective interest from our financing obligation and an increase in amortization for the debt discount on our Essex Notes.

Our interest expense for the nine months ended September 30, 2014 decreased 23%, compared to the same period in 2013, primarily due to a decrease in non-cash interest expense for convertible notes, warrants, and derivative related debt discounts resulting from conversion of the 2013 Notes into common stock and cash interest due to lower weighted average of debt outstanding offset by a loss on extinguishment of the 2013 Notes and capitalization of interest expense for construction-in-progress.

In February 2014, our IPO triggered an acceleration of interest on the 2013 Notes through the end of the note, which combined with the outstanding principal balance, then converted into 1,637,846 shares of common stock. We recognized a loss on extinguishment of the 2013 Notes and reduced the corresponding debt discounts and unamortized debt issuance costs to zero. During the first quarter of 2014, this increased our interest expense; however, we observed a substantial decrease in interest expense during the second and third quarter of 2014.

Change in Fair Value of Derivative Liabilities Associated with Convertible Notes

Our derivative liabilities associated with 2013 Notes were classified as liabilities on our Condensed Consolidated Balance Sheets and were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We recorded the derivative liabilities as a debt discount that was being amortized using the effective interest method over the term of the 2013 Notes. The amortization of this debt discount was accelerated upon the completion of our IPO with the corresponding expense recorded in our Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

Change in Fair Value of Convertible Preferred Stock Warrant Liability

Our previously outstanding convertible preferred stock warrants were classified as liabilities on our Consolidated Balance Sheets at fair value as they were contingently redeemable because they could have obligated us to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The convertible preferred stock warrants were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Upon the IPO in February 2014, these preferred stock warrants were remeasured to fair value and converted into common stock warrants with the corresponding liability reclassified to additional paid in capital.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Interest income	$14	$—	N/A	$18	$2	800%
Interest expense	(228)	(351)	(35)%	(10,336)	(13,466)	(23)%
Change in fair value of derivative liabilities associated with convertible notes	—	—	N/A	4,032	1,800	124%
Change in fair value of derivative liabilities associated with the Medicis settlement	67	(44)	(252)%	(426)	(265)	61%
Change in fair value of common stock warrant liability	—	—	N/A	(2,151)	—	N/A
Change in fair value of convertible preferred stock warrant liability	—	(182)	(100)%	(210)	(1,108)	(81)%
Loss on settlement of preferred stock warrant	—	—	N/A	(1,356)	—	N/A
Other income (expense), net	(5)	(38)	(87)%	(73)	(40)	83%

Total other expense	$(152)	$(615)	(75)%	$(10,502)	$(13,077)	(20)%

Our total other expense for the three months ended September 30, 2014 decreased by 75%, compared to the same period in 2013, primarily due to a decrease in interest expense, which is described above, a decrease in the fair value of the Medicis derivative liabilities, and conversion of preferred stock warrants into equity based common stock warrants, which are no longer required to be remeasured to fair value at each balance sheet date.

Our total other expense for the nine months ended September 30, 2014 decreased by 20%, compared to the same period in 2013, primarily due to a decrease in interest expense, which is described above, and the change in fair value of convertible preferred stock warrant liability. These decreases were offset by the loss on settlement of preferred stock warrants upon exercise of put option by the warrant holder, change in fair value of common stock warrant liability due to conversion into common stock upon the IPO, change in fair value of the derivative liability associated with the Medicis settlement, and change in fair value of derivative liabilities associated with the 2013 Notes. Between October 2013 and January 2014, in connection with a convertible note financing, we issued convertible promissory notes for an aggregate principal amount of $23.65 million. The 2013 Notes had conversion and redemption features which were determined to be embedded derivatives requiring bifurcation and separate accounting. The 2013 Notes converted into common stock upon the IPO. The derivative liability required periodic re-measurements to fair value while the derivative was still outstanding and accordingly, we recognized re-measurement gains for the 2013 Notes during the nine months ended September 30, 2014 of $4.0 million.

During the first nine months of 2013, we incurred interest charges, including amortization of the related debt discount, on our 2011 convertible notes and notes payable. In addition, we accrued and charged to interest expense in an amount equal to 150% of the aggregate amount of the outstanding principal and accrued interest which the holders of these 2011 convertible notes were entitled to receive if the notes would have been paid upon maturity in May 2013. Upon the conversion of these convertible notes in February 2013, we ceased accruing interest related to the convertible notes.

Income Taxes

There was no provision or benefit from income taxes during the three and nine months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2014, cash and cash equivalents totaled $187.5 million, an increase of $183.6 million, from December 31, 2013. In January 2014, we drew down on additional $2.5 million under the short term notes for the Essex Capital Facility and issued promissory notes for $4.3 million. In connection with our IPO, on February 6, 2014, we sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $98.6 million. In connection with our follow-on public offering, on June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million.

Since our inception, we have incurred losses and negative cash flows from our operations. For the three months ended September 30, 2014, we had a net loss of $14.0 million. For the nine months ended September 30, 2014, we had a net loss of $48.7 million, which includes non-cash interest expenses of $9.4 million related to loss on extinguishment of the 2013 Notes, amortization of debt issuance costs, warrants and derivatives issued in conjunction with our previously outstanding debt instruments, and effective interest for our financing obligation offset by $0.6 million related to capitalized interest expense. For the nine months ended September 30, 2014, we also used $46.0 million for our operating activities. As of September 30, 2014, we had a working capital surplus of $176.2 million and an accumulated deficit of $244.6 million. We believe that our existing cash and cash equivalents, including net proceeds from our IPO of $98.6 million, net proceeds from our follow-on public offering of $131.3 million, and existing Essex Capital credit facility will allow us to fund our current operating plan through at least the next 12 months.

We have no significant source of revenue to sustain our present activities, and we do not expect to generate product revenue until, and unless, the FDA or other regulatory authorities approve RT001 or RT002 and we begin commercializing them.

Working Capital

Working Capital increased by $218.9 million, from $(42.7) million in December 31, 2013 to $176.2 million primarily due to an increase in cash and cash equivalents due to net proceeds from our IPO and follow-on public offering and prepaid expenses and other current assets and a decrease in derivative liabilities for the Medicis settlement, conversion of the convertible notes into common stock, and conversion of the common stock warrant liability into equity classified common stock warrants.

Cash Flows

We derived the following summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(45,951)	$(33,779)
Net cash used in investing activities	(5,369)	(2,597)
Net cash provided by financing activities	234,892	34,202

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

Cash used in operating activities of $46.0 million for the nine months ended September 30, 2014 resulted in part from our net loss of $48.7 million, non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $4.0 million, and capitalized interest of $0.6 million offset by loss on extinguishment of our 2013 Notes of $8.3 million, revaluation of common stock warrant liability of $2.2 million, loss on extinguishment of warrant liability upon exercise of put option by warrant holder of $1.4 million, amortization of debt discounts of $1.2 million, revaluation of convertible preferred stock warrant liability of $0.2 million, stock-based compensation expense of $4.6 million, depreciation expense of $1.6 million, revaluation of derivative liability associated with Medicis settlement of $0.4 million, and interest upon issuance of new debt of $0.3 million. The $12.9 million decrease in our net operating assets and liabilities was primarily due to a decrease for payments to Medicis of $7.1 million and decreases in prepaid and other currents assets, other non-current assets, accounts payable, and deferred revenue by $7.5 million offset by an increase in accruals and other current liabilities and deferred rent by $1.7 million.

Cash used in operating activities of $33.8 million during the nine months ended September 30, 2013 resulted in part from our net loss of $42.4 million and non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $1.8 million offset by the accrual of interest on our convertible notes of $9.2 million, the amortization of the discount and issuance costs on our outstanding debt and capital leases of $3.0 million, the revaluation of our preferred stock warrants of $1.1 million and depreciation of our property and equipment of $1.4 million. The $4.8 million increase in our net operating assets and liabilities was primarily a result of the reduction in the derivative liabilities associated with the Medicis settlement due to the payment of $6.9 million during the period and the decrease of accruals and other current liabilities of $3.2 million primarily offset by increases in accounts payable of $5.2 million related to the growth in our operations during the year.

Cash Flows from Investing Activities

Cash used in investing activities of $5.3 million for the nine months ended September 30, 2014 consisting of $5.4 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash used in investing activities of $2.6 million for the nine months ended September 30, 2013 consisting of $2.7 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $234.9 million for the nine months ended September 30, 2014 primarily comprised of net proceeds of $102.7 million from issuance of common stock in connection with our IPO in February 2014, net proceeds of $131.8 million from issuance of common stock in connection with our follow-on public offering in June 2014, proceeds of $6.7 million from issuance of convertible notes and note payable, and proceeds from exercise of stock options and ESPP of $1.4 million. These increases were partially offset by principal payments on our notes payable of $6.2 million, principal payments on our financing obligation and capital leases of $0.1 million, and payments to settle warrants of $1.4 million.

Cash provided by financing activities of $34.2 million for the nine months ended September 30, 2013 primarily comprised of net proceeds received from the issuance of our Series E-5 convertible preferred stock in the amount of $40.7 million which were partially offset by repayments of $6.5 million on our outstanding debt and capital lease obligations.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our Phase 3 clinical trials of RT001 for the treatment of crow’s feet lines, Phase 2 clinical trials of RT001 for the treatment of hyperhidrosis, Phase 2 clinical trials of RT002 for the treatment of frown lines, and trials for other therapeutic indications, our manufacturing, quality and regulatory efforts related to RT001 and RT002. Additionally, as a public company, we will incur significant audit, legal and other expenses that we did not incur as a private company. We believe that our existing capital resources, the net proceeds from our IPO, net proceeds from our follow-on public offering, and existing Essex Capital facility credit facility, will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2014, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 28, 2014, except as described within Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations as of September 30, 2014 which represent material expected or contractually committed future obligations, with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated funding activities and from our existing cash balances.

	Payments Due by Period
Contractual Obligations:	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 Years
	(In thousands)
Operating lease obligations(1)	$54,846	$5,029	$10,535	$11,249	$28,033
Other long-term liabilities reflected on our balance sheet under GAAP(2)	1,092	423	423	246	—

Total	$55,938	$5,452	$10,958	$11,495	$28,033

(1)	Operating lease agreements represent our obligations to make payments under non-cancelable lease agreements for our facilities.
(2)	Other long-term liabilities reflected on our balance sheet under GAAP represents our financing obligation to make lease payments under the Loan and Lease Agreement with Essex Capital.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and translation exposures. During the three and nine months ended September 30, 2014, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We had cash and cash equivalents of $187.5 million and $3.9 million as of September 30, 2014 and December 31, 2013, respectively, and our cash and cash equivalents were held in deposit and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements.

We also have fixed interest rate notes payable which are collateralized by substantially all of our assets, excluding our intellectual property. Because of the fixed interest rate, a hypothetical 100 basis points change in interest rates would have no impact on our borrowing or results of operations.

Foreign Exchange

Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Translation exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three and nine months ended September 30, 2014 and 2013, are included in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Strategy

We are substantially dependent on the clinical and commercial success of our product candidates, primarily our lead product candidate RT001, which is in Phase 3 clinical development, and our second product candidate RT002, which is entering Phase 2 clinical development. *

To date, we have invested most of our efforts and financial resources in the research and development of RT001, a topical formulation of botulinum toxin, which is currently our lead product candidate. We are in a Phase 3 clinical development program for RT001 for the treatment of crow’s feet lines. In October 2014, we initiated an open-label study designed to confirm successful transfer of the production of our topical RT001 drug product to our manufacturing facility. In November 2014, we announced that while we have made significant progress with RT001, the preliminary results from our ongoing open-label study suggest additional work will be required to optimize the transfer of manufacturing to our commercial facility. We plan to complete the ongoing open-label study, fully analyze the data and manufacture additional RT001 drug product in our commercial facility to support a subsequent study currently expected to commence in early 2015. To date, we have conducted fourteen clinical trials for RT001, with a total of over 1,400 subjects, for the treatment of crow’s feet lines. We have also invested in the research and development of an injectable form of botulinum toxin, RT002. Based on the results of our Phase 1/2 study of RT002 for the treatment of moderate to severe frown lines, we plan to initiate a Phase 2 active comparator study in the fourth quarter of 2014 with interim results anticipated in late 2015. Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT001 and, RT002, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely completion of, or need to conduct additional, clinical trials, including our Phase 3 clinical trials for RT001 and our Phase 2 clinical trials for RT002, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the number and design of such trials and the accurate and satisfactory performance of third party contractors;

•	our ability to demonstrate to the satisfaction of the United States Food and Drug Administration, or FDA, the safety and efficacy of RT001, RT002 or any future product candidates through clinical trials;

•	whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of RT001, RT002 or any future product candidates;

•	the acceptance of parameters for regulatory approval, including our proposed indication, primary endpoint assessment and primary endpoint measurement relating to our lead indications of RT001;

•	our success in educating physicians and patients about the benefits, administration and use of RT001, RT002 or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with our product candidates or future approved products;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to RT001, RT002 or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•	our ability to manufacture clinical trial supplies of RT001, RT002 or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to successfully commercialize RT001, RT002 or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to RT001, RT002 or any future product candidates;

•	our ability to avoid third party patent interference or intellectual property infringement claims;

•	acceptance of RT001, RT002 or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile of RT001, RT002 or any future product candidates following approval.

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

We may be unable to obtain regulatory approval for RT001, RT002 or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations. *

To gain approval to market a biologic product such as RT001 and RT002, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, purity and potency of the product for the intended indication applied for in a Biologics License Application, or BLA, or other respective regulatory filing. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In particular, we have conducted two positive Phase 2b controlled clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. We have also conducted one open label, Phase 2b safety study, which demonstrated that sequential applications of RT001 were safe and well tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. In the first quarter of 2014, we initiated an open label Phase 3 safety clinical trial designed to evaluate the long term safety and efficacy of RT001, including doses of botulinum toxin derived from our working cell bank, stored in frozen state and administered using our single-use administration apparatus. In October 2014, we conducted an open-label study designed to confirm successful transfer of the production of our topical RT001 drug product to our manufacturing facility. In November 2014, we announced that while we have made significant progress with RT001, the preliminary results from our ongoing open-label study suggest additional work will be required to optimize the transfer of manufacturing to our commercial facility. We plan to complete the ongoing open-label study, fully analyze the data and manufacture additional RT001 drug product in our commercial facility to support a subsequent study currently expected to commence in early 2015. If any of our clinical trials do not demonstrate the safety and efficacy to our satisfaction, or to the satisfaction of the FDA, the timing and our ability to obtain regulatory approval for RT001 could be materially and adversely affected.

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

Further, after our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process to obtain confirmation from the FDA that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for continued clinical trials. At the end of this process, the FDA indicated that the final indication would depend on the patient populations studied, the data collected, and the interpretation of the data during the BLA review process. The FDA also indicated its expectation for demonstration of botulinum toxin effect mechanism of action of RT001 to be assessed at maximum contraction, or “at smile”, to inform its analysis of the risk benefit of RT001. Our clinical development program for RT001 measures effect “at smile” as an additional assessment endpoint to demonstrate that the mechanism of action is efficacy at maximum contraction botulinum toxin effect on relaxation of muscle. However, age-related crow’s feet lines of the upper face are the lines visible “at rest” and the primary endpoint of our clinical development program measures the efficacy of RT001 by a 2-point composite of physician and patient scales “at rest.”

In August 2014, the FDA issued a Draft Guidance prepared by the Division of Dermatology and Dental Products of the FDA entitled “Upper Facial Lines: Developing Botulinum Toxin Drug Products”. The Draft Guidance, among other things, recommends assessing the primary endpoint measurement for efficacy at maximum contraction, recommends defining treatment success as a score of 0 or 1 and at least a two grade reduction on both investigator and subject assessments, and recommends that review of photographs at maximum contraction by a masked independent committee be a required secondary efficacy measurement. We responded to the FDA’s request for public comment on the non-binding Draft Guidance on October 30, 2014 and our response was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 4, 2014. We do not know when the guidance will be finalized, if at all, or the recommendations that will be contained therein. Even if final guidance is issued by the FDA, industry may pursue approval using an alternative approach if the approach satisfies the requirements of the applicable statutes and regulations. After consultation with our regulatory consultants, and based in part on the outcome of our Formal Dispute Resolution and related written confirmation from the FDA that we could proceed with Phase 3 development, we plan to complete our RT001 clinical trials using our current primary endpoint assessment by a 2-point composite of investigator and patient assessments “at rest” supplemented by our additional assessment “at smile” to demonstrate the mechanism of action is a botulinum toxin effect.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our lead product candidate, RT001. In particular, our U.S. clinical programs for RT001 and RT002 will require substantial funds to complete. We have recorded net losses of $14.0 million and $48.7 million, and $8.9 million and $42.4 million for the three and nine months ended September 30, 2014 and 2013, respectively. We had an accumulated deficit through September 30, 2014 of $244.6 million and had a working capital surplus of $176.2 million as of September 30, 2014, primarily as a result of our initial public offering and our follow-on public offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, notes payable and convertible notes. As of September 30, 2014, we had capital resources consisting of cash and cash equivalents of $187.5 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16 per share for aggregate net proceeds of $98.6 million in our initial public offering, or IPO, after underwriting discounts, commissions, and other offering expenses. On September 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001, RT002 and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001, RT002 and any future product candidates.

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

Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to:

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

Upon marketing approval, the first expected use of our products will be in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. This market is also characterized by competitors obtaining patents to protect what they consider to be their intellectual property. We are seeking regulatory approval of RT001 for the treatment of crow’s feet lines and RT002 for the treatment of frown lines.

We anticipate that RT001, if approved, will face significant competition from other facial aesthetic products, including injectable botulinum toxins and dermal fillers. If approved, RT001 may also compete with unapproved and off-label treatments. We anticipate that RT002, if approved, will also face significant competition from existing injectable botulinum toxins and dermal fillers, as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for both RT001 and RT002 from biosimilar products. To compete successfully in the aesthetic market, we will have to demonstrate that the reduction of crow’s feet lines with RT001 or the treatment of frown lines with RT002 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies. Competing in the aesthetic market could result in price-cutting, reduced profit margins and limited market share, any of which would harm our business, financial condition and results of operations.

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

We currently make our RT001 clinical drug product exclusively in one manufacturing facility and our RT002 clinical drug product in the same and one other external facility. We plan to utilize certain of these facilities in the future to support commercial production if our product candidates are approved. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed. *

We currently manufacture our own clinical drug product to support RT001 exclusively in a single manufacturing and laboratory facility and plan to utilize this facility in the future to support commercial production if our product candidate is approved. The drug product to support RT002 clinical trials is manufactured in the same facility, as well as in an external manufacturing facility. We expect that additional manufacturing capacity would need to be established in the future to support commercial production of RT002 if this product candidate is approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our manufacturing facility is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

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

Impairment in the carrying value of long-lived assets could negatively affect our operating results. *

We have invested a significant amount of capital to build a larger capacity fill/finish line dedicated to the manufacture of our topical non-aseptic dose form, to support our regulatory license applications and future commercial production of RT001. Under generally accepted accounting principles, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.*

We are a clinical stage specialty biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 or RT002. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $14.0 million and $48.7 million, and $8.9 million and $42.4 million for the three and nine months ended September 30, 2014 and 2013, respectively. We had an accumulated deficit through September 30, 2014 of $244.6 million and had a working capital surplus of $176.2 million as of September 30, 2014, primarily as a result of our initial public offering and our follow-on public offering. In February 2014, we closed our IPO. The net proceeds from the sale of the shares in our IPO and our follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on public offering were approximately $98.6 million and $131.3 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT001 and RT002. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months. Given our desired clinical development plans for the next 12 months, our financial statements do not reflect an uncertainty about our ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approvals for, RT001 and RT002, and begin to commercialize RT001. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical trials for RT001 do not ensure that later clinical trials, including our Phase 3 clinical trials for the treatment of crow’s feet lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety controlled and efficacy despite having progressed through preclinical studies and initial clinical trials. In particular, we have conducted two positive Phase 2b clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. We have also conducted one open label, Phase 2b safety study, which demonstrated that sequential applications of RT001 were safe and well tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

We have no experience manufacturing our product candidates at full commercial scale. If our product candidates are approved, we will face certain risks associated with scaling up our manufacturing capabilities to support commercial production. *

We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of drug product at this facility that we use for research and development purposes and for clinical trials of our product candidates. We do not have experience in manufacturing our product candidates at commercial scale. To meet our strategic objectives, which contemplate internally manufacturing a significant portion of our drug substance and finished dose form at full commercial scale, if our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. For example, we are building a larger capacity fill-finish line dedicated to our topical non-aseptic dose form to support our regulatory license applications and future commercial demand for RT001, if approved. In addition, we expect to further scale up our RT002 drug product manufacture according to established demand. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

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

We rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize RT001, RT002 or any future product candidates. *

We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practice, or cGCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days’ prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties or consultants conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCP, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for and will not be able to, or may be delayed in our efforts to, successfully commercialize the product candidate being tested in such trials.

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

To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth. *

As of September 30, 2014, we had 84 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001 or any other product candidates, if approved. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If we fail to comply with the covenants and other obligations under our credit facilities, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations. *

In September 2011, we entered into a credit facility with Hercules Technology Growth Capital, Inc., or Hercules. The facility consists of $22.0 million in a term loan from Hercules. The balance of the term loan as of September 30, 2014 was $4.8 million and is payable in monthly installments of principal and interest through March 1, 2015. Borrowings under our credit facility are secured by substantially all of our tangible assets. The covenants set forth in the loan and security agreement require, among other things, that we seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 30 days after the end of each month. If we fail to comply with the covenants and our other obligations under the credit facility, Hercules would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

In December 2013, we entered into a $10.8 million loan and lease agreement with Essex Capital Corporation, or the Essex Capital Facility, to finance the completion and installation of our RT001 commercial fill/finish line, or the Fill/Finish Line. In May

2014, pursuant to the terms of the Essex Capital Facility, we sold equipment to Essex Capital Corporation, resulting in partial settlement of the outstanding loan balance by $1.1 million. As of September 30, 2014, we have an outstanding loan balance of $3.9 million under the Essex Capital Facility. Borrowings under the Essex Capital Facility are secured by substantially all of our tangible assets, excluding intellectual property. The covenants set forth in the Essex Capital Facility require, among other things, that we seek consent from Essex Capital prior to certain corporate events, including the incurrence of additional secured indebtedness or additional liens. If we fail to comply with the covenants and our other obligations under the Essex Capital Facility, Essex Capital would be able to accelerate the required repayment of amounts due under the Essex Capital Facility and, if they are not repaid, could foreclose upon our assets securing our obligations under the Essex Capital Facility, subject to limitations set forth in a subordination agreement between Essex Capital and Hercules. Further, if the Fill/Finish Line is not accepted prior to the one year anniversary of the Essex Notes, or December 20, 2014, we must repay the outstanding balance on the Essex Notes of $3.9 million.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. *

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect RT001 for the treatment of crow’s feet lines or RT002 for the treatment of frown lines to be reimbursed by any government or third party payor and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT001, RT002 or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Even if we receive regulatory approval for RT001, RT002 or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, limit or delay regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements. *

Once regulatory approval has been granted, RT001, RT002, or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

Substantially all of our existing stockholders were subject to lock-up agreements with the underwriters of our IPO that restricted the stockholders’ ability to transfer shares of our common stock through August 4, 2014, which was 180 days from the date of our IPO. In connection with our follow-on public offering, we, all of our directors and executive officers and certain of our other stockholders agreed to extend these lock-up restrictions through September 16, 2014, which was 90 days after the date of our follow- on public offering, other than with respect to 25,000 shares held by one of our executive officers which will be subject to the restrictions described above for an additional period ending 60 days after the date of our follow-on public offering.

Subject to certain limitations, on August 5, 2014, approximately 3,242,899 shares became eligible for sale upon the expiration of the IPO lock-up period. On September 17, 2014, an additional 8,545,523 shares became eligible for sale, also subject to certain limitations, upon expiration of the subsequent follow-on lock-up period. Shares issued or issuable upon exercise of options and warrants vested as of the expiration of the applicable lock-up period were also eligible for sale upon such expiration. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

As of September 30, 2014, certain holders of approximately 10,068,447 shares of our common stock, including shares issuable upon the exercise of outstanding warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the lock-up arrangements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*

As of September 30, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 39.6% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

None.

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

As of September 30, 2014, the net offering proceeds are held in our checking and money market fund accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 6, 2014, or from our follow-on public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on June 19, 2014.

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

REVANCE THERAPEUTICS, INC.

Date: November 13, 2014	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Executive Vice President of Corporate Development (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company’s				Filed Herewith
		Form	File No.	Exhibit No.	Filed On

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36294	3.1	February 11, 2014

3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013

4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014

4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014

10.1	Revance Therapeutics, Inc. 2014 Inducement Plan					X

10.2	Executive Employment Agreement dated September 2, 2014 by and between Revance Therapeutics, Inc. and Arthur P. Bertolino					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not deemed “filed” by the registrant with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act. Such certifications shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.