Form 10-K
period 2014-12-31
Revance Therapeutics, Inc.
filed 2015-03-04
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $466.4 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $34.00 per share for such date.
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 28, 2015: 23,934,832
DOCUMENTS INCORPORATED BY REFERENCE
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding the results and the timing of clinical trials in our development of RT001 for the treatment of crow’s feet lines, hyperhidrosis or other indications;

•	our expectations regarding the results and the timing of clinical trials of RT002 for the treatment of glabellar lines, movement disorders or other indications;

•	our expectations regarding our future development of RT001 and RT002 for other indications, including therapeutic indications;

•
our expectation regarding the timing of our regulatory submissions for approval of RT001 for the treatment of crow’s feet lines in the United States, Europe and other countries or for treatment of hyperhidrosis in the United States;

•	the potential for commercialization of RT001 and RT002, if approved, by us;

•	our expectations regarding the potential market size, opportunity and growth potential for RT001 and RT002, if approved for commercial use;

•	our belief that RT001 and RT002 can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•	our ability to transfer manufacturing from third parties to our facility and to scale up our manufacturing capabilities if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.
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
Overview
Revance Therapeutics, Inc. is a clinical-stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, combined with our patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. Our proprietary TransMTS technology enables delivery of botulinum toxin type A through two novel dose formulations, topical product candidate RT001 and injectable product candidate RT002. We are pursuing clinical development for RT001 and RT002 in a broad spectrum of aesthetic and therapeutic indications. We hold worldwide rights for all indications of RT001, RT002 and our TransMTS technology platform.
RT001 has the potential to be the first commercially available non-injectable dose form. We are studying topical RT001 for aesthetic indications, such as crow's feet lines (wrinkles around the eyes, also known as lateral canthal lines) and therapeutic indications such as hyperhidrosis (excessive sweating). RT002 is a novel, injectable formulation of botulinum toxin designed to be more targeted and longer lasting than currently available injectable botulinum toxin products. We are studying injectable RT002 for aesthetic indications, such as glabellar (frown) lines and therapeutic uses, such as muscle movement and other disorders. Both products would have the potential to expand into additional aesthetic and therapeutic indications in the future.
We are developing and plan to commercialize RT001 for indications where topical application provides a meaningful advantage over injectable administration. We are evaluating RT001 in a broad clinical program that includes aesthetic indications such as lateral canthal lines and therapeutic indications such as hyperhidrosis, or excessive sweating, and chronic migraine headache. RT001 has the potential to be the first approved non-injectable botulinum toxin product for the treatment of crow's feet lines. RT001’s primary advantages may include painless topical administration, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these advantages should improve the experience of patients undergoing botulinum toxin procedures and make RT001 more suitable for many more indications than currently approved injectable botulinum toxin products.
The first indications we are pursuing are in the field of dermatology. If approved, we believe RT001 can expand the overall botulinum toxin aesthetic market by appealing to new patients who would prefer a needle-free approach to treatment. The aesthetic dermatology market is attractive because we believe that patients in this market tend to be open to trying new products and are willing to pay for aesthetic procedures out of pocket, reducing reliance on reimbursement. We are focused on this market not only because of its size and growth potential but also because, in the United States and Europe, this market can be easily accessed by a specialty sales force and distributor network.
We are in a Phase 3 development program of RT001 in North America for the treatment of crow’s feet lines. Following the successful completion of an open label clinical trial designed to test the efficacy of our RT001 drug product in the first half of 2015, we expect to commence a pivotal Phase 3 clinical trial of RT001 and report efficacy data from this Phase 3 study in the second half of 2015. To date, we have conducted sixteen clinical trials with RT001 for the treatment of crow's feet lines, with a total of over 1,500 subjects.
We are also developing RT001 for therapeutic applications where botulinum toxin has shown efficacy and that are particularly well suited for needle-free treatments. We have successfully completed initial Phase 2 clinical trials for the treatment of primary axillary, or underarm, hyperhidrosis, and for the prevention of chronic migraine headache. We expect to initiate and report results of an additional clinical trial for the treatment of hyperhidrosis in the second half of 2015.
We are developing RT002, an injectable formulation of botulinum toxin type A, for indications where deeper delivery of the botulinum toxin is required and a longer lasting effect is desired. We believe RT002 can provide more targeted delivery of botulinum toxin to intended treatment sites while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and can result in longer lasting effect. We have demonstrated these properties in preclinical studies and have tested RT002 in a four-cohort, dose escalating, open-label Phase 1/2 clinical trial outside of the United States for the treatment of glabellar lines, the vertical lines between the eyebrows and above the nose. Data from this clinical trial indicated that RT002 is well-tolerated and efficacious at all four doses. We also reported duration of effect of seven months from the last cohort of this trial, the only one where duration of effect was measured. Based upon the results to date, we are further developing RT002 for the treatment of glabellar lines and have initiated BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. In addition, we plan to study RT002 in therapeutic indications already approved for botulinum toxin, such as muscle movement disorders, which account for a large proportion of neurotoxin therapeutic sales globally, along with other therapeutic uses.
The Botulinum Toxin Market
Botulinum toxin is a protein and neurotoxin produced by Clostridium botulinum. Since 1989 botulinum toxin in an injectable dose form has been used to treat a variety of aesthetic and therapeutic indications in the United States. Botulinum toxin has been approved for a variety of therapeutic indications including cervical dystonia, upper limb spasticity, blepharospasm, strabismus associated with neurological movement disorders, hyperhidrosis, migraine headache and, most recently, overactive bladder conditions. In the United States, botulinum toxin has been approved to treat two aesthetic indications, glabellar lines and lateral canthal lines, although we believe that botulinum toxin is widely used for other aesthetic indications. Only three products, Allergan’s Botox® Cosmetic, Ipsen and Galderma’s Dysport®, and Merz’s Xeomin®, each of which is delivered in an injectable form, have been approved for the treatment of glabellar lines in the United States.
According to Global Industry Analysts, Inc. (GIA), the global market for botulinum toxin is estimated to be $3 billion in 2014 and has an estimated compound growth rate of 11.3% from 2013 to 2020, reaching $5.6 billion by the end of this decade. The market is split into aesthetic ($1.3 billion in 2014) and therapeutic indications ($1.7 billion in 2014). We expect continued growth of the botulinum toxin market to be driven by new indications and product launches in new geographies. According to the National Library of Medicine, there are over 100 active clinical trials for a wide range of uses of botulinum toxin, with more than one-third of these identified as being in Phase 3 clinical development. While we are unaware of any clinical trials for potentially competitive topical products that may reach the market before RT001, it is possible that clinical trials for such potentially competitive topical products have occurred or are occurring.
The Opportunity for Botulinum Toxins for Aesthetic Indications
Today’s culture places significant value on physical appearance, leading to widespread adoption of anti-aging and aesthetic treatments. The aesthetic market has grown dramatically in the United States, driven by a large population of consumers who are looking to delay signs of aging and improve general appearance.
Injectable botulinum toxin treatments are the single largest cosmetic procedure in the United States and the rest of the world. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, a strong consumer preference for non-surgical options and the increasing availability of effective alternatives have prompted adoption of non-surgical aesthetic procedures by a broader patient population. These trends have made non-surgical procedures the primary driver of growth in the aesthetic medicine market, accounting for 83.5% of the total number of procedures performed in 2013, per the ASAPS annual statistics. Injectable botulinum toxin was the most frequently performed non-surgical procedure in 2013, with 3.8 million procedures in the US, a 16% increase over 2012.
Despite the fact that, according to ASAPS annual statistics, injectable botulinum toxin treatments have almost doubled in the past ten years, a significant number of consumers who have received other cosmetic procedures, such as laser resurfacing and chemical peels, have resisted trying an injectable botulinum toxin treatment. GIA estimates that in 2014, clinicians spent an estimated $1.3 billion globally on injectable botulinum toxin for aesthetic procedures, and such spending is expected to grow at a compounded annual growth rate of 10% from 2013 through 2020.
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
We believe that the botulinum toxin market could expand beyond the current patient base with the introduction of a topical formulation such as RT001. Based on our market research, a topical treatment would address key consumer barriers for injectable botulinum toxin products. We believe that a topical treatment could expand the use of botulinum toxin to a wider range of physicians and allow those physicians who currently perform botulinum toxin procedures to do so on a larger number of patients. Additionally, our research indicates that a topical treatment can improve the profitability of physicians' practices by increasing the number of procedures per patient.
Based on feedback from key opinion leaders across multiple aesthetic specialties, we also believe consumers will find a longer lasting, more targeted injectable botulinum toxin product preferable to those currently available. Based on our preliminary market research, thought leaders assert that the greatest unmet need with currently marketed products is a longer-lasting botulinum toxin. In 2014, through in-depth one-on-one meetings and an advisory board, we presented the RT002 product concept and data from our four-cohort, dose escalating, open label Phase 1/2 clinical trial for the treatment of glabellar lines to over 30 physicians across the range of aesthetic specialties to gauge interest in the RT002 product concept.  These physicians indicated that they were very impressed by the clinical data. In fact, if RT002 demonstrated similar results in larger trials, the increased duration of effect would cause them to change their treatment habits from currently available botulinum toxins to RT002. While potentially increased safety due to decreased spread to adjacent muscles was an appealing benefit in cosmetic indications, duration of effect would be the primary driver of adoption in this cosmetic indication. A product that showed meaningful consumer benefit at six months (as RT002 did where 60% of patients still retained “none" or “mild” wrinkle severity scores) would fit very well into the current treatment regimen and consumer habits. Most consumers only come in twice per year for treatments and the longer duration would mean that they would remain satisfied between treatments. Additionally, a longer lasting botulinum would align more closely with the duration of dermal filler treatments which often are administered at the same time as botulinum toxin treatments.
The Opportunity for Botulinum Toxins for Therapeutic Indications
While currently approved botulinum toxin products may be better known for their aesthetic applications, according to GIA, the fastest-growing segment of the botulinum toxin market in the United States and Europe is actually for therapeutic indications. This growth has been driven largely by the approval of botulinum toxin products in new indications such as preventive treatment of migraine headache in 2010, urinary incontinence in 2011, and overactive bladder in 2013. Botulinum toxin’s ability to affect neuromuscular junctions, muscle activity or the release of neuropeptides, neurotransmitters and neuromediators in a controlled manner has enabled it to be developed and used in a wide range of therapeutic indications. Botulinum toxin products in their injectable form have been approved for multiple therapeutic indications including:

•	hyperhidrosis;

•	chronic migraine headache;

•	urinary incontinence and overactive bladder;

•	movement disorders, such as cervical dystonia and upper limb spasticity; and

•	uncontrolled blinking.

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
Due to the pain associated with injections and other limitations associated with injectable botulinum toxin products, we believe that there is a significant need for a painless, topically administered and highly effective botulinum toxin. We also believe that there is an opportunity to develop and seek approval for a botulinum toxin product in therapeutic indications, such as allergic rhinitis, where there are currently no approved botulinum toxin products.
We also believe there is opportunity to improve injectable botulinum toxin use in neurological movement and other disorders. Muscle movement disorders are neurological conditions that affect a person’s ability to control muscle activity in one or more areas of the body. Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke, disease, or trauma. Muscle spasticity can be painful and may have a significant effect on a person’s quality of life. Some tasks, like getting dressed or bathing, become difficult, and a person’s self-esteem may be affected by their abnormal posture. Common muscle movement disorders include cervical dystonia (excessive pulling of the muscles in the neck and shoulder), upper or lower limb spasticity (stiffness in arm or leg muscles), and blepharospasm (involuntary closing of the eyelids). Botulinum toxin type A has proven safe and effective for such uses, as the most common treatment for muscle movement disorders is to relax the muscle by injecting it with botulinum toxin. However, such injections must be repeated every 3-4 months and require large doses, typically more than 200 BOTOX® units each treatment. As a result of the discomfort associated with muscle movement disorders and the associated demand for treatment that currently requires up to four visits per year, we believe that there is a significant need for a longer-lasting and more targeted injectable botulinum toxin.
Our Product Candidates
We are developing two proprietary product candidates containing botulinum toxin type A as the active drug ingredient. RT001 is a topical gel formulation of botulinum toxin type A. RT001 is applied to the skin and uses our proprietary TransMTS® peptide technology to enable delivery of botulinum toxin across the skin, eliminating the need for injections. RT002 is our injectable formulation of botulinum toxin type A, also using our proprietary peptide technology, which we believe can result in longer lasting effect and more targeted delivery. Unlike currently available injectable botulinum toxin products, neither formulation of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We plan to develop these two product candidates for multiple aesthetic and therapeutic applications.

PIPELINE	PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3
RT001 TOPICAL PRODUCT CANDIDATE					2015 MILESTONES

Lateral Canthal Lines (Crow’s Feet)					Upon successful completion of open-label study, initiate 1st Phase 3 pivotal program in the US 2H. Report efficacy data 2H.

Hyperhidrosis (Excessive Sweating)					Initiate Phase 2 study and report Phase 2 results 2H.
Other Therapeutic Indications

RT002 INJECTABLE PRODUCT CANDIDATE	2015 MILESTONES

Glabellar (Frown) Lines	Report interim duration results from BELMONT Phase 2 active comparator study late-2015.

Muscle Movement Disorder	Initiate Phase 2 study and report interim results 2H.
Other Therapeutic Indications
RT001 — Our Topical Formulation of Botulinum Toxin
RT001 is a topical gel formulation of botulinum toxin type A in a proprietary single-use administration apparatus. The botulinum toxin in RT001 blocks neuromuscular transmission by binding to receptor sites on motor or sympathetic nerve terminals, entering the nerve terminals and inhibiting the release of specific neurotransmitters. For example, when applied topically around the eye, RT001 produces partial interruption of the nerve signaling to the orbicularis oculi muscle, resulting in a localized reduction in muscle activity and improvement in crow’s feet lines and may offer improvement in skin texture and luminosity of the skin. When applied topically for the treatment of hyperhidrosis, RT001 produces temporary interruption of the nerve signaling to the sweat glands, resulting in local reduction in sweating. When applied topically for the prevention of migraine headache, we believe that RT001 inhibits release of neuropeptides and other neurotransmitters relevant to migraine pain and in our Phase 1/2 clinical trial showed a reduction in both the frequency and intensity of migraine headache following a single treatment with RT001.
RT001 is applied to the skin and uses our proprietary TransMTS® technology consisting of a proprietary peptide, to enable delivery of botulinum toxin across the skin, eliminating the need for injections. We plan to supply RT001 in a single-use apparatus for reconstitution and administration that contains a vial of lyophilized, or freeze-dried, drug product and a vial of diluent for reconstitution. When the contents of these vials are combined, all within the single-use apparatus, the diluent reconstitutes the freeze-dried drug product back to its original form to allow administration. In our crow's feet clinical trials, RT001 is administered as a gel and spread over the treatment area with a gloved finger, where it remains for 30 minutes. The application process is a simple procedure which requires minimal time to prepare and can be applied by either physician or medical staff. The gel is then removed by a series of gentle cleansing wipes, deactivated and disposed.
The development of RT001 in the United States has been conducted under an Investigational New Drug Application, or IND, filed with the FDA in 2008. This IND covers the treatment of crow’s feet lines and primary underarm hyperhidrosis. A second IND for prevention of migraine headache was filed with the FDA in October 2012. Clinical development in other territories, including Mexico, Canada, Europe, Singapore and Australia, is conducted under applicable national clinical trial applications.
We also intend to file a European Union Marketing Authorization Application, or MAA, and to submit marketing applications, on our own or through partners, in key Asian countries, Mexico and Canada. We anticipate that approval in Mexico will support other Latin American approvals.
Crow’s Feet Lines
Crow’s feet lines are skin wrinkles in the outer corner of the eye area, which are commonly caused by aging. Consumers in general, and women in particular, believe that the eye area is the first place where they notice the signs of aging. Consumers also believe that the perception of aging is affected by the quality of the skin. A large segment of the anti-aging topical cosmeceutical market is targeted towards improvement in skin texture and luminosity of the skin in the eye area. Despite the fact that prior to September 2013 there were no botulinum toxin products approved for crow’s feet lines, we believe that there has been significant use of botulinum toxin for this indication given the desire of consumers to address the condition.
We believe that RT001 may provide the following benefits to patients and physicians for treatment of crow’s feet lines, as compared to traditional botulinum toxin treatments that are administered by injection:

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

•
Consumers distinguish between products that are injected into the body and those that are placed on the skin. Of the participants surveyed in consumer market research performed by a third party on our behalf in 2012, a majority of those who responded that they have not received injectable botulinum toxin treatments in the past but who did find the RT001 product concept appealing listed their aversion to having a toxin in their bodies as the reason why they have not previously tried the injectable botulinum toxin treatments. The responses in this survey, including open-ended questions, suggest that 63% of consumers in the group surveyed are more likely to use RT001 over injectable options.

We believe that RT001 may provide the following benefits to physicians:

•
RT001 has been shown to be well-tolerated with no significant safety concerns. There has been no report of the spread of botulinum toxin away from treatment site. Such spread could cause droopy eye, loss of strength or all-over muscle weakness in cranial nerves surrounding the eye, double vision, blurred vision or changes in pupillary reactions, hoarseness or change or loss of voice, trouble saying words clearly, loss of bladder control, trouble breathing or trouble swallowing.

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

Development of RT001 for Treatment of Crow’s Feet Lines
We have conducted sixteen clinical trials, with a total of over 1,500 subjects, for the treatment of crow’s feet lines. In two of our Phase 2 clinical trials, RT001 demonstrated a statistically significant and clinically meaningful reduction in crow’s feet lines visible to both physicians and patients. After completing our Phase 2b clinical trials, we modified the formulation of the RT001 diluent by adding two ingredients to improve its stability. We then conducted a Phase 3 clinical trial with this new diluent formulation to evaluate efficacy and safety of RT001. Data generated from this clinical trial were inconsistent with the data from our previous three Phase 2b clinical trials for the treatment of crow’s feet lines. Specifically, we observed no improvement from baseline in either the placebo or RT001 group. Based upon a thorough analysis of possible causes, we determined that the addition of the two ingredients to the diluent was the likely cause of the loss of efficacy in our Phase 3 clinical trial. We have since obtained stability data to confirm that the Phase 2b formulation has adequate commercial stability. Our clinical and other studies have consistently indicated that RT001 is well tolerated with no serious adverse events related to study drug or study treatment procedures or other safety concerns.
Phase 3 Clinical Trials. Based on our discussions with the FDA, the EMA and other regulatory authorities, we believe that the investigational plan outlined below for the RT001 Phase 3 core program will support approval of RT001 in the United States, Canada and European Union for the treatment of moderate to severe crow’s feet lines.

RT001 Global Phase 3 Program for Crow’s Feet Lines

Trial	Trial Type	Primary Objective	Estimated Number of Subjects (Trial Location)
Phase 3 Pivotal Trial #1	Single Dose, Placebo-Controlled	Efficacy and Safety	250 (U.S.)
Phase 3 Pivotal Trial #2	Single Dose, Placebo-Controlled	Efficacy, Duration and Safety	250 (U.S.)
Phase 3 Pivotal Trial #3	Single Dose, Placebo-Controlled	Efficacy and Safety	200 (Europe)
Phase 3 Open Label Trials	Open Label	Safety and ICH Safety Database	1,800 New and Rollover (U.S.)
The two U.S. pivotal trials will utilize the same basic study design and evaluate efficacy and safety of RT001 after single administration compared to placebo. Our second U.S. pivotal trial will also measure duration of effect. A third pivotal clinical trial will be conducted in the European Union to support European Union marketing applications. The European trial will evaluate efficacy and safety of RT001 after single administration compared to placebo with a three month follow-up for safety.
We have designed the long-term clinical trials to support a safety database adequate for both domestic and international marketing applications, and will continue to conduct clinical trials with periodic, thorough analyses of benefits and risks. The number of subjects proposed for safety studies may be substantially higher than the anticipated number of subjects needed to demonstrate efficacy. Therefore, we anticipate studying more than 2,000 subjects at dosage levels intended for commercial use.
Assuming successful completion of our Phase 3 clinical trials, we plan to file marketing applications in the United States, European Union and Canada. We anticipate that approval in the United States and the European Union would then support approvals in Latin America, such as Brazil and certain other territories in Asia.
In the first half of 2014, we initiated an open label Phase 3 safety clinical trial. This clinical trial was designed to evaluate the safety of multiple treatment cycles with repeat-dosing when subjects revert to moderate or severe crow's feet lines at intervals of not less than 90 days. Drug product in the open label Phase 3 study was well-tolerated, but we decided in 2014 to end the open label safety study to allow us time to perform further testing of our RT001 drug product candidate as described below.
In the second half of 2014, we conducted an open label study to confirm the successful transfer of production of the topical RT001 drug product to our commercial manufacturing facility. Based upon this open label study, we decided to manufacture additional drug product and plan to initiate and conclude an open label study in the first half of 2015. Following the successful completion of the 2015 open label study, we expect to commence a Phase 3 pivotal study in the United States and report efficacy results in the second half of 2015.
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
RT001 Safety
Clinical Program. Subjects have received doses of RT001 containing 1.1 to 25 ng/mL of botulinum toxin per subject and peptide exposures up to 23 mcg/mL per subject for the treatment of crow's feet lines. Repeat doses of RT001 have been administered in the Phase 2 trials and the Phase 1 trial with cumulative exposures up to 50 ng per subject. In all concentrations of peptide and botulinum toxin studied, RT001 was well tolerated with no serious adverse events related to study drug or study treatment procedures or safety concerns. In particular, there were no systemic or local safety concerns at the site of application or evidence of spread and no significant differences in the incidence of treatment-related adverse events.
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
Development of RT001 for Treatment of Hyperhidrosis
According to published medical articles, hyperhidrosis affects an approximately nine million people in the United States (or 2.8% of the current population), approximately 4.5 million of whom have axillary, or underarm, hyperhidrosis. Prevalence in the United States is slightly higher among men than women, but women are more likely to take action to have the condition treated. In 2014, the International Hyperhidrosis Society or IHHS fielded a survey among its email subscribers. While it is recognized that consumers who regularly read newsletter from the IHHS are likely to be more severe sufferers and those who are more likely to treat their disease, this survey does provide up to date information on this population. Additionally, we believe that these consumers may likely be early adopters of new treatments. In this population, hyperhidrosis is a multi-focal disease where the majority of people (81%) suffer in more than one focal area in additional to their underarms, most commonly the hands and feet. Among this group of consumers, 90% have sought assistance from a medical professional (compared to 38% cited in medical literature that describes the general population of hyperhidrosis sufferers). Of the 90% who seek medical assistance, 79% receive a diagnosis of hyperhidrosis and of those 87% seek some type of treatment. The most commonly used treatments and percentage of respondents that use each are:

•	Over-the-counter antiperspirants (78%)

•	Prescription antiperspirants (77%)

•	Oral medication (53%)

•	Iontophoresis, or the use of electrical current on skin (38%)

•	Botulinum Toxin Injections (41%)

•	Surgery (13%)

•	Other (10%)
Most of these treatments have low levels of satisfaction. Specifically, OTC antiperspirants, prescription antiperspirants and oral medications have satisfaction rates of 5%, 11% and 26% respectively. Only botulinum toxin injections have a higher satisfaction rate versus dissatisfaction (53% versus 35%). Allergan’s Botox® was approved in 2004 for underarm hyperhidrosis and remains the only botulinum toxin approved for the treatment of hyperhidrosis. However, the treatment requires up to 30 injections in the underarms. Additionally, in qualitative research consumers who have tried botulinum toxin say that often the injections will “stop working” or cause compensatory sweating in other focal areas.
Severe primary underarm hyperhidrosis affects approximately 1.5 million individuals in the United States and similar proportions globally. This condition has a negative impact on the overall quality of life of patients due to the debilitating psychosocial and emotional consequences of excessive sweating as well as significant medical dermatologic impact. Despite this dramatic impact on quality of life there is a large unmet need for effective treatment given the low levels of treatment satisfaction. In fact, even among the most involved consumers survey by the IHHS almost 40% of them either don’t treat or had stopped treating their disease and were coping with lifestyle adjustments (e.g. clothing choices, limited physical activity and avoiding social contact).
Injected delivery of botulinum toxin has been validated as a therapeutically effective pharmaceutical agent for the treatment of hyperhidrosis. However, the injected treatment has not been widely embraced by hyperhidrosis patients because of significant pain and trauma associated with the large number of required injections.
Having a topical solution could encourage more patients to seek treatment without having to suffer the pain of numerous injections. Additionally, a topical solution may more readily lend itself to treatment of other focal areas like the palms where injections are barely tolerable. From the physicians’ standpoint, injections are very time-consuming and reimbursement for the procedure is low. RT001 could significantly decrease the physician time and effort necessary for the procedure and potentially make the procedure more profitable for a physician’s practice.
We also believe that the appeal of RT001 may go beyond the sufferers of hyperhidrosis and appeal to the one-third of all U.S. adults who believe they have too much underarm sweat. According to a 2008 survey by the International Hyperhidrosis Society, 60% of all U.S. adults reported that they would be “embarrassed” or “very embarrassed” by visible underarm sweat stains, and 70% of those U.S. adults who believe they have too much underarm sweat took steps to hide their condition.
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
This initial Phase 2 clinical trial was a double-blind, randomized, placebo-controlled multi-center study evaluating the safety, tolerability and efficacy of using RT001 to treat primary underarm hyperhidrosis in adults. This clinical trial was designed to enroll 36 subjects, with twelve subjects in each dosing group, or cohort. The safety of each cohort was evaluated by an independent data safety committee prior to escalating the dose to the next level. Subjects were randomized to receive a single treatment of RT001 or placebo in each cohort. After receiving the treatment, the patients were followed for 28 days in the clinical trial.
Based on data generated from clinical trials to date, we plan to initiate additional clinical trials for the treatment of hyperhidrosis with RT001. These future trials will evaluate the efficacy of a higher dose of 25 ng/mL or more as compared to placebo and permit evaluation of the RT001 dose response to treatment of signs and symptoms of primary underarm hyperhidrosis. These trials will assess the quality of life measure Hyperhidrosis Disease Severity Scale and the change in production of underarm sweat by gravimetric measurement and Investigator Global Assessment of underarm sweating. We expect to initiate a Phase 2 study in mid-2015 and report preliminary efficacy data from this trial in the second half of 2015. This study will establish whether this new botulinum toxin dose is adequate or whether further dose escalation in this clinical indication is needed prior to definitive safety and efficacy testing.
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
We have generated preliminary data that supports the feasibility of treating chronic migraine headache with topical application of RT001. In our initial Phase 2 clinical trial, RT001 was shown to be effective for the preventive treatment of chronic migraine headache. In this trial, RT001 was applied topically to five areas on the head, left on for 30 minutes and removed by a series of cleansing wipes. This trial, which used a 25 ng/mL dose, demonstrated statistically significant improvement (43.8% for RT001 versus 10.5% for placebo) of the composite endpoint of a Headache Impact Test-6, or HIT-6, score, number of migraines and migraine intensity.
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

RT002 — Our Injectable Formulation of Botulinum Toxin
In addition to our topical product candidate, we are developing an injectable formulation of botulinum toxin type A, which we refer to as RT002, for indications where deeper delivery of the botulinum toxin is required and a longer lasting effect is desired. We believe RT002 can provide more targeted delivery of botulinum toxin to intended treatment sites while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe this could permit longer lasting effect and safe administration of botulinum toxin, even with higher targeted doses. These properties, longer lasting effect and less spread of RT002, have been demonstrated in preclinical studies and in a four-cohort Phase 1/2 clinical dose escalation trial outside the United States for improvement of glabellar lines. Data from the four cohorts, which included an aggregate of 48 patients, indicates that RT002 is safe and efficacious. This data showed that 98% of the study patients achieved 1-point improvement, 67% achieved 2-point improvement and 96% achieved “none” or “mild” scores on the Glabellar Lines Severity Scale. The last cohort of this trial, the only one where duration of effect was measured, showed a median duration of 29.4 weeks, or seven months as assessed by both the subject and the investigator. Based upon the data analyzed, we initiated a Phase 2 active comparator trial against the market leader BOTOX® Cosmetic in late 2014. In addition, we plan to study RT002 in therapeutic indications already approved for botulinum toxin, such as movement disorders and other uses.
Glabellar Lines
Glabellar, or frown, lines are the result of gathering the tissue between the eyebrows into a fold. They are caused by the repeated action of underlying muscles associated with facial expression. Years of squinting and frowning tend to leave deep wrinkles in the skin between the eyebrows and on the bridge of the nose, across the forehead and at the corners of the eyes. On many people, frown lines produce an angry or sad look that detracts from a pleasant facial appearance. Physical, emotional and social reasons for treating frown lines and forehead furrows include improved appearance and enhanced self-esteem. The most common cosmetic use of the market leader, BOTOX® Cosmetic is for the treatment of glabellar lines. In general, consumers enjoy the benefits of botulinum toxin injections and there is a high rate of satisfaction. Longevity or duration of effect is the one area where consumers are less satisfied and desire longer duration.
Primary market research among over 30 leading aesthetic physicians indicated that they were very impressed by the clinical data generated in the Phase 1/2 study. In fact, if RT002 demonstrated similar results in larger trials the increased duration of effect would cause them to change their treatment habits from currently available botulinum toxins to RT002. While potentially increased safety due to decreased spread to adjacent muscles was an appealing benefit in cosmetic indications, duration of effect would be the primary driver of adoption.
A product that had still showed meaningful consumer benefit at six months (as RT002 did where 60% of patients still retained "none" or "mild" wrinkle severity scores) would fit very nicely into the current treatment regimen and consumer habits. Most consumers only come in twice per year for treatments and the longer duration would mean that they would remain satisfied between treatments. Additionally, a longer lasting botulinum would align more closely with the duration of dermal filler treatments which often are administered at the same time as botulinum toxin treatments.
We believe that RT002 may provide the following benefits to patients and physicians for treatment of glabellar lines, as compared to the market leader, BOTOX® Cosmetic:

•	RT002 can permit longer lasting effect of 6-7 months, the ideal duration for a botulinum toxin treatment.

•
RT002 can provide more targeted delivery of botulinum toxin to intended treatment sites while reducing the unwanted spread of botulinum toxin to adjacent areas. This could potentially decrease unwanted side effects like eyelid ptosis (droopy eyelids) and patient dissatisfaction which is critical in a self-pay environment.

We believe that RT002 may provide the following benefits to physicians:

•
RT002 is simple to use and consistent with administration of currently available marketed products. Minimal training is required because administration would be similar to currently available marketed products.

•	RT002 would lead to more sustained patient satisfaction between treatments, which is critical for self-pay procedures.

•	RT002 could potentially expand their practices by appealing to consumers (particularly men) who are not willing to come in multiple times per year to sustain the benefits of treatment.

•
Physicians would be willing to pay more for RT002 compared to currently available neurotoxins as they believe that they could easily pass that cost along to their patients, who would be willing to pay for increased duration.

•	RT002 has been shown to be well tolerated with no significant safety concerns.
Development of RT002 for Treatment of Glabellar Lines
Phase 1/2 Clinical Trials. We believe RT002 can provide more targeted delivery of botulinum toxin to intended treatment sites while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe this could permit longer lasting effect and safe administration of botulinum toxin, even with higher targeted doses. These properties, longer lasting effect and less spread of RT002, have been demonstrated in a four-cohort Phase 1/2 clinical dose escalation trial outside the United States for improvement of glabellar lines. In the study, RT002 met its primary efficacy and safety endpoints. The open-label, dose escalating, Phase 1/2 study enrolled 48 adults in four cohorts. All subjects had Severe or Moderate wrinkles at baseline, measured using the 4-point Global Line Severity Scale (GLSS). In summary, the data showed:

•	96% of subjects were rated with None or Mild wrinkle severity at maximum frown 4 weeks post-treatment using the GLSS as assessed by the clinical investigator.

•	83% of subjects assessed themselves as achieving None or Mild wrinkles at maximum frown at the same time point.

•	In the final cohort, the only one where duration of effect was measured, RT002 achieved a median duration of 29.4 weeks or seven months based on both investigator and subject assessments.

•	In this final cohort, 60% of subjects maintained None or Mild wrinkle severity at 6 months.

•
RT002 was well tolerated, and there was no evidence of spread beyond the treatment site at any dose; additionally, adverse event rates did not change in frequency, severity, or type with increasing doses.

Based on the results of this study, Revance initiated BELMONT, a Phase 2, Randomized, Double-Blind, DosE Ranging, Active and PLacebo Controlled, Multi-Center Study to Evaluate the Safety and Efficacy and Duration of Effect Of RT002, a BotuliNum Toxin Type A for Injection, to treat glabellar lines. The BELMONT study will evaluate the safety, efficacy and duration of three doses of RT002, the labeled dose of the current market leader BOTOX® Cosmetic and a placebo control. BELMONT is expected to enroll approximately 250 subjects at up to 10 sites in Canada. The primary endpoints for the study are the investigator's assessment of glabellar line severity at maximum frown at Week 24 and median duration of effect from the date of treatment back to baseline severity.

RT002 for Treatment of Therapeutic Indications
Based on the results of our current preclinical studies and clinical trials, we will determine further development of other indications for RT002, such as neurological movement and other disorders. Muscle movement disorders are neurological conditions that affect a person's ability to control muscle activity in one or more areas of the body. Muscle spasticity happens after the body's nervous system has been damaged, most commonly by a stroke, disease, or trauma. While not life-threatening, spasticity can be painful and may have a significant effect on a person's quality of life. Some tasks, like getting dressed or bathing, become difficult, and a person's self-esteem may be affected by their abnormal posture. Common muscle movement disorders include cervical dystonia (excessive pulling of the muscles in the neck and shoulder), upper or lower limb spasticity (stiffness in muscles), and blephorasm (involuntary closing of the eyelids). Botulinum toxin type A has proven safe and effective for such uses, as the most common treatment for muscle movement disorders is to relax the muscle by injecting it with botulinum toxin. Spasticity was the first approved indication for BOTOX®.
We plan to provide information on the selected movement disorder indication and its clinical trial design and anticipate reporting of the related clinical results in the second half of 2015.
RT002 Safety
RT002 has been shown to be generally safe and well tolerated with minimal adverse events in our Phase 1/2 trial. An independent Data and Safety Monitoring Board, or DSMB, composed of experts from neurology, dermatology, and internal medicine, reviewed the data of our four-cohort Phase 1/2 clinical dose escalation trial for the treatment of glabellar lines after each cohort and confirmed the safety of dose escalation prior to each successive higher dose. Adverse events were generally mild, localized and transient. The most common adverse events observed were headache and injection site reactions. There was no evidence of spread beyond the treatment site at any dose. There were no serious adverse events or evidence of any systemic exposure based on clinical laboratory results and related evaluations. Adverse event rates did not change in frequency, severity, or type with increasing doses.
Our Technology
Our Proprietary TransMTS® Technology Platform
Our TransMTS® peptide technology serves different purposes depending on whether it is used in a topical formulation, such as in RT001, or in an injectable formulation, such as in RT002. In a topical formulation, the TransMTS® peptide technology enables transmembrane delivery of large macromolecules, such as our botulinum toxin type A, to the targeted tissue and eliminates the need for injections or other invasive procedures. In an injectable formulation, the TransMTS® peptide technology may restrict the active macromolecule to the target site and reduce unwanted spread to other neighboring tissues.
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
RT001 Mechanism for Delivery of Botulinum Toxin
The absorption enhancer peptide has two pathways for the delivery of the botulinum toxin. The first pathway is energy independent and can occur in non-living cells, such as the stratum corneum, which is the outermost layer of the skin. This pathway allows the molecule to bind and traverse the stratum corneum where the molecule “shuttles” across the surface of the lipid layers in a process called “lipid rafting.”
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

RT002 Mechanism of Action
RT002 utilizes our proprietary botulinum toxin-peptide complex in a saline-based formulation. In RT002, the RTP004 peptide interacts with both extracellular structures and cell surface receptors in the targeted muscle. This interaction restricts the toxin molecule to the target site and reduces unwanted spread to other neighboring muscles. We believe that by limiting the spread of RT002 to neighboring muscles, RT002 is likely to be tolerated at higher doses than Botox® Cosmetic. Additionally, at doses where the spread of Botox® Cosmetic and RT002 were compared, RT002 appeared to be more targeted with longer duration in our preclinical studies. Nonclinical and clinical data taken together suggest that RT002 may provide longer duration of effect at the target muscle and reduce spread to untargeted muscles.
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
Key elements of our strategy are:

•
Advance RT002 Clinical Development. In late 2014, we initiated BELMONT, a Phase 2 active comparator against the market leader, BOTOX® Cosmetic, for the treatment of glabellar lines. We are also currently exploring indications in muscle movement disorders, which account for approximately half of neurotoxin therapeutic sales globally, along with other therapeutic uses. We plan to provide information on the selected movement disorder indication of our clinical trial design and anticipate reporting the related clinical results in the second half of 2015.

•
Complete Development And Seek Regulatory Approval for RT001. We are in the advanced stages of our development process of RT001 for the treatment of crow's feet lines. We expect to report results from the first of two U.S. Phase 3 pivotal clinical trials in the second half of 2015 and plan to initiate an additional Phase 3 trial in the United States and a trial in Europe subsequently. We expect to file for regulatory approvals for the treatment of crow's feet lines in the United States and Europe. We chose to focus on these markets not only because of their size and growth potential but also because, in the United States and Europe, the market can be easily accessed by a specialty sales force.

•
Assess And Prioritize Future Therapeutic Indications for RT001. We have conducted clinical trials evaluating RT001 in underarm hyperhidrosis and migraine headache. We expect to initiate a Phase 2 clinical study using topical RT001 for the treatment of hyperhidrosis in mid-2015 and report preliminary efficacy results from this trial in the second half of 2015. In the future, we expect to continue developing RT001 for therapeutic indications where injection-based botulinum toxin dose forms are poorly tolerated, or have higher risk of adverse events. We believe that the commercial potential of RT001 in therapeutic indications could be substantial given the number of indications that we could pursue and the significant advantages of a painless, topical approach.

•
Build Our Own Sales And Marketing Capabilities To Commercialize RT001 and RT002 in North America. If RT001 is approved for the treatment of crow's feet lines or RT002 is approved for the treatment of glabellar lines by the FDA, we intend to build our own sales force and commercial organization to launch in North America. Specifically, we plan to build a specialty sales force to target key physicians who perform the majority of aesthetic procedures, including dermatologists, plastic surgeons, facial plastic surgeons, and oculo-plastic surgeons.

•
Expand The Global Market For Botulinum Toxin Products. We believe RT001 can expand the overall botulinum toxin market beyond the current patient base by bringing in new patients who would prefer a needle-free approach to treatment and a more tolerable procedure. RT001's profile may also make it preferable for aesthetic indications where the risk of toxin spreading to adjacent muscles can cause undesired outcomes such as bruising, droopy eye and unwanted frozen face. We believe RT002 also has the ability to expand the botulinum toxin market by appealing to patients who seek a longer lasting effect.

•
Establish Selective Strategic Partnerships To Maximize The Commercial Potential Of Our Product Candidates and TransMTS® Delivery Technology Platform. Outside of North America, we plan to evaluate whether to commercialize our product candidates on our own or in collaboration with potential partners and distributors. Specifically, assuming regulatory approval of RT001 and RT002 outside of the United States, we will evaluate whether to build in-house commercial capabilities in one or more foreign countries or to seek commercialization partners to maximize the profitability of RT001 and RT002. Additionally, the TransMTS® peptide delivery technology platform can be used for molecules other than botulinum toxin. We plan on opportunistically partnering or licensing the technology to develop this capability.

•
Maximize The Value Of Our Botulinum Toxin Cell Line And Manufacturing Assets. We have developed an integrated manufacturing, analytics, research and development facility that is capable of producing proprietary forms of botulinum toxin combined with TransMTS® peptide for Revance and any future partners.

Manufacturing and Operations
We have established capabilities for the production of botulinum toxin type A, including bulk drug substance and both topical and injectable finished drug product. Botulinum toxin is regulated as a Select Agent under authority of the Centers for Disease Control and Detection, or CDC, and as such requires that we perform our operations in compliance with CDC regulations. We have invested in constructing the appropriate facilities to accommodate our production activities and are in good standing under our Select Agent license. We have assembled a team of experienced individuals in the technical disciplines of chemistry, biology and engineering and have appropriately equipped laboratory space to support ongoing research and development efforts in our botulinum toxin product development platform. We have the ability to manufacture our own botulinum toxin product to support our clinical trial programs and eventually, our commercial production. We believe that having direct control over our manufacturing processes, from drug substance to finished product, will enable us to develop additional pharmaceutical product configurations effectively and with a competitive cost structure.
We manufacture and perform testing for both bulk drug substance and finished dose forms of drug product to support our topical RT001 and our injectable RT002 product candidates. The additional components required for our topical RT001 dose form, the peptide, diluent and delivery apparatus, are all manufactured by third parties under contract with us. See the section entitled “Outsourced Components” below for additional information.
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
Outsourced Components
We contract with third parties for the manufacture of the additional components required for RT001 topical dose form, which includes the manufacture of bulk peptide through American Peptide Company, Inc., or American Peptide, diluent through Hospira Worldwide, Inc., or Hospira, and our delivery apparatus through Duoject.
Our agreement with List Biological Laboratories, Inc., or List Laboratories, a developer of botulinum toxin, includes certain milestone payments related to the clinical development of our botulinum toxin products and the toxin manufacturing process. There is a royalty with an effective rate ranging from low-to-mid single-digit percentages of future sales of botulinum toxin. Our agreement with List Laboratories will remain in effect until expiration of our royalty obligations and may be terminated earlier on mutual agreement or because of a material breach by either party.
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
Upon marketing approval, the first expected use of our products will be in aesthetic medicine, followed by potential use to treat excessive sweating, migraine headache and other therapeutic conditions. The technologies with which we expect to compete directly are injectable and topical neuromodulators, and to a lesser extent, dermal fillers.
Injectable and Topical Neuromodulators
Our primary competitors in the pharmaceutical market are companies offering injectable dose forms of botulinum toxin, including:

•
BOTOX® and BOTOX Cosmetic®, marketed by Allergan, Inc., since its original approval by the FDA in 1989, has been approved for multiple indications, including glabellar lines, crow’s feet lines and hyperhidrosis.

•	Myobloc®, a neuromodulator currently marketed by US WorldMeds and approved by the FDA in 2000.

•
Dysport®, an injectable botulinum toxin for the treatment of cervical dystonia and glabellar lines, which is marketed by Ipsen Ltd., or Ipsen, and Galderma, a Nestle company. Galderma acquired rights to market the product in the United States and Canada from Valeant Pharmaceuticals International, Inc. in 2014. Dysport® was approved by the FDA in 2009. Ipsen had previously received marketing authorization for a cosmetic indication for Dysport® in Germany in 2006 and, in 2007, Ipsen granted Galderma an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In 2008, Galderma became Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. In 2009, the health authorities of 15 European Union countries approved Dysport® for glabellar lines under the trade name Azzalure®. In 2011, Ipsen and Syntaxin engaged in a research collaboration agreement to develop native and engineered formats of botulinum toxin.

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
Aesthetic Medicine
We anticipate that the first use of our products will be in the professional facial aesthetic medicine market which includes neurotoxins and dermal fillers, as well as polymer-based injectables. These and other products experience indirect competition from procedures, such as laser treatments, face lifts, chemical peels, fat injections and cold therapy. In the United States, dermal filler products, including Allergan’s Juvéderm® Ultra and Ultra Plus, compete with Galderma’s products Restylane® and Perlane™. In 2010, the FDA approved Allergan’s Juvéderm® Ultra XC and Ultra Plus XC products containing lidocaine as well as new formulations of Galderma's Restylane® and Perlane™ also containing lidocaine and Restylane® without lidocaine for lips. Additional competitors in the filler category include Radiesse®, a calcium hydroxylapatite from BioForm, which was acquired by Merz in 2010, Sculptra® from Valeant Pharmaceuticals, Inc., and Belotero Balance® from Merz. Internationally, competitive products include Q-Med’s range of Restylane® and Perlane™ products, as well as products from Anteis, Filoraga, Teoxane, Galderma and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.
Sales and Marketing
We currently have limited marketing capabilities and no sales organization. Assuming successful completion of clinical trials and receipt of marketing approval for RT001 for treatment of crow’s feet lines or for RT002 for treatment of glabellar lines, by the FDA, we plan to launch in North America with our own sales force and commercial organization. Specifically, we would access the North American market through a focused, specialized sales force that targets the core physicians (dermatologists, plastic surgeons, facial plastic surgeons and oculo-plastic surgeons) who perform the majority of the cosmetic procedures. Assuming approval to market in the United States, we will focus our initial marketing of RT001 and RT002 on these core specialties.
After European approval to market, we anticipate marketing RT001 and RT002 through either our own commercial infrastructure or a combination of our own infrastructure and that of our possible future partners. For future uses of RT001 and RT002 outside of aesthetic medicine, we are evaluating launching on our own or through partner relationships.
Strategic Partnering
We plan to focus our efforts on developing and commercializing RT001 and RT002 in North America. We intend to seek partners to fund development of our products outside of specialty medicine and outside of North America to maximize the commercial potential of our product candidates and delivery technology.
We also plan to leverage our TransMTS® technology platform outside of our core focus in botulinum toxin by partnering with other companies. For example, in June 2013 we entered into an exclusive technology evaluation agreement with the Procter & Gamble Company to co-develop a peptide and explore applications of the TransMTS® delivery technology in two classes of over-the-counter cosmetic compounds. If successful, this partnership would enable us to receive royalty revenue.
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
As of February 25, 2015, we held approximately 97 issued patents and approximately 151 pending patent applications, including foreign counterparts of U.S. patents and applications. Twelve of our patents are issued in the United States, with the rest issued in Australia, Canada, China, various countries in Europe, Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Singapore and South Africa. In addition, we have pending patent applications in the United States as well as in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and Taiwan. The earliest that any of our patents will expire is July 20, 2021 for U.S. Patent No. 7,807,780. Because approval for RT001 is still pending before the FDA, one of these patents, or a later granted Revance patent, may be eligible for a patent term extension of up to five years, provided the total period of market exclusivity based on the extended patent does not exceed 14 years. For more information, please see “Business — Government Regulation — U.S. Patent Term Restoration and Marketing Exclusivity.”
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
We currently manufacture our own clinical drug supplies to support both of our product candidates and plan to do so on a commercial scale if our product candidates are approved. In addition, we also contract with third party manufacturers for certain components necessary to produce RT001 in clinical quantities and expect to continue to do so to support commercial scale production if RT001 is approved. Our future collaborators may also utilize third parties for some or all of a product we are developing with such collaborator. We and our third party manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
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
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal transparency requirements under ACA require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests.
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
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Research and Development
Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $33.4 million and $27.8 million during the years ended December 31, 2014 and 2013, respectively. We plan to increase our research and development expenses for the foreseeable future to initiate and complete clinical trials and other associated programs relating to RT001 for the treatment of crow’s feet lines and therapeutic indications such as hyperhidrosis, and to initiate and complete additional clinical trials and associated programs related to RT002 for the treatment of glabellar lines and therapeutic indications in areas such as muscle movement disorders.
Employees
As of December 31, 2014, we had 83 full-time employees. Of these employees, 62 employees were engaged in research and development and 21 employees were engaged in finance, human resources, facilities, information technology, general management, and administration activities. We plan to continue to expand our research and development activities. To support this growth, we will need to expand managerial, research and development, operations, finance and other functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to "emerging growth company" shall have the meaning associated with it in the JOBS Act.

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
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our product candidates, primarily our topical product candidate RT001 and our injectable product candidate RT002.
To date, we have invested most of our efforts and financial resources in the research and development of RT001, our topical formulation of botulinum toxin. We are in a Phase 3 development program for RT001 for the treatment of crow's feet lines. In October 2014, we initiated an open-label study designed to confirm successful transfer of the production of our topical RT001 drug product to our manufacturing facility. Following a comprehensive analysis of the data obtained in such study, we plan to commence and complete in the first half of 2015 a new open-label study using RT001. In addition, we also expect to initiate a Phase 2 clinical study using topical RT001 for the treatment of hyperhidrosis in mid-2015. To date, we have conducted sixteen clinical trials for RT001, with a total of over 1,500 subjects, for the treatment of crow's feet lines.

We have also invested in the research and development of an injectable form of botulinum toxin, RT002. Based on the results of our Phase 1/2 study of RT002 for the treatment of moderate to severe glabellar (frown) lines, we initiated BELMONT, a Phase 2 active comparator trial against the market leader BOTOX® Cosmetic in late 2014. We are also exploring therapeutic indications such as muscle movement disorders, which account for a large proportion of neurotoxin therapeutic sales globally, using RT002.
Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT001 and RT002, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•
timely completion of, or need to conduct additional, clinical trials, including our clinical trials for RT001, RT002 and any future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the number and design of such trials and the accurate and satisfactory performance of third party contractors;

•	our ability to demonstrate the effectiveness and duration of effect of our product on a consistent basis as compared to existing or future therapies;

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

To gain approval to market a biologic product such as RT001 and RT002, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, purity and potency of the product for the intended indication applied for in a Biologics License Application, or BLA, or other respective regulatory filing. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In particular, we have conducted two positive Phase 2b controlled clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. We have also conducted one open label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 were safe and well tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. In October 2014, we conducted an open-label clinical trialdesigned to test the efficacy of our topical RT001 drug product. . The efficacy analysis from the 43 patients enrolled in the open-label trial showed clinically meaningful efficacy measured by the one-point investigator’s global assessment, or IGA, and the one-point patient severity assessment, or PSA, as well as in the aggregate for the composite one-point assessment. The two-point response rates for the individual IGA and composite IGA and PSA assessments, however, did not meet the endpoints for the patients enrolled in the trial. Following a comprehensive analysis of the data obtained in such trial, we determined that the preliminary composite results were not adequate to move forward with our Phase 3 pivotal trial at such time. We plan to commence and complete in the first half of 2015 an open-label trial using RT001 drug product manufactured in our facility. If any of our clinical trials do not demonstrate the safety and efficacy to our satisfaction, or to the satisfaction of the FDA, the timing and our ability to obtain regulatory approval for RT001 could be materially and adversely affected.
Our topical product candidate RT001 is currently in Phase 3 development, and our injectable product candidate RT002 is in Phase 2 development. Our business currently depends substantially on their successful development, regulatory approval and commercialization. We currently have no drug or biologic products approved for sale, and we may never obtain regulatory approval to commercialize RT001 or RT002. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market RT001 or RT002 in the United States until we receive approval of a BLA from the FDA. We are also not permitted to market RT001 or RT002 in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.
The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates, including RT001 and RT002, for many reasons, including:

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
Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. We do not plan to conduct our U.S. Phase 3 clinical trials for RT001 under a Special Protocol Assessment, or SPA. In the absence of an agreed SPA, there can be no assurance that the FDA will agree with our Phase 3 clinical trial protocol.
Further, after our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process to obtain confirmation from the FDA that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for continued clinical trials. At the end of this process, the FDA indicated that the final indication would depend on the patient populations studied, the data collected, and the interpretation of the data during the BLA review process. The FDA also indicated its expectation for demonstration of botulinum toxin effect mechanism of action of RT001 to be assessed at maximum contraction, or "at smile", to inform its analysis of the risk benefit of RT001. Our clinical development program for RT001 measures effect "at smile" as an additional assessment endpoint to demonstrate botulinum toxin's effect on relaxation of muscle at maximum contraction. However, age-related crow's feet lines of the upper face are the lines visible "at rest" and the primary endpoint of our clinical development program measures the efficacy of RT001 by a 2-point composite of physician and patient scales "at rest."
In August 2014, the FDA issued a Draft Guidance prepared by the Division of Dermatology and Dental Products of the FDA entitled "Upper Facial Lines: Developing Botulinum Toxin Drug Products". The Draft Guidance, among other things, recommends assessing the primary endpoint measurement for efficacy at maximum contraction, recommends defining treatment success as a score of 0 or 1 and at least a two grade reduction on both investigator and subject assessments, and recommends that review of photographs at maximum contraction by a masked independent committee be a required secondary efficacy measurement. We responded to the FDA's request for public comment on the non-binding Draft Guidance on October 30, 2014 and our response was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 4, 2014. We do not know when the guidance will be finalized, if at all, or the recommendations that will be contained therein. Even if final guidance is issued by the FDA, industry may pursue approval using an alternative approach if the approach satisfies the requirements of the applicable statutes and regulations. After consultation with our regulatory consultants, and based in part on the outcome of our Formal Dispute Resolution and related written confirmation from the FDA that we could proceed with Phase 3 development, we plan to complete our RT001 clinical trials using our current primary endpoint assessment by a 2-point composite of investigator and patient assessments "at rest" supplemented by our additional assessment "at smile" to demonstrate the mechanism of action is a botulinum toxin effect.
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
Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our topical product candidate, RT001. In particular, our U.S. clinical programs for RT001 and RT002 will require substantial funds to complete. We have recorded net losses of $62.9 million, $52.4 million and $58.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, had an accumulated deficit through December 31, 2014 of $258.8 million and had a working capital surplus of $162.5 million as of December 31, 2014, primarily as a result of our initial public offering and our follow-on public offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of December 31, 2014, we had capital resources consisting of cash and cash equivalents of $171.0 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million in our initial public offering, or IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001, RT002 and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001, RT002 and any future product candidates.
We believe that our existing cash and cash equivalents, including the net proceeds from our IPO and follow-on public offering will allow us to fund our operating plan through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials, research, development, manufacturing, sales, marketing or other commercial activities for RT001, RT002 or any future product candidate.
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
The commercial success of RT001, RT002 and any future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of RT001, the treatment of lateral canthal lines, or crow’s feet lines, and hyperhidrosis, in the case of RT002, the treatment of glabellar lines, and other aesthetic and therapeutic indications that we may seek to pursue. The degree and rate of physician adoption of RT001, RT002 and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing therapies;

•	physician willingness to adopt a new therapy to treat crow’s feet lines, hyperhidrosis, glabellar lines or other therapeutic indications;

•	overcoming any biases physicians or patients may have toward injectable procedures for the treatment of crow’s feet lines, hyperhidrosis or other indications;

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of crow’s feet lines, hyperhidrosis, glabellar lines or other therapeutic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
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
We anticipate that RT001, if approved for the treatment of crow's feet lines, will face significant competition from other facial aesthetic products, including injectable botulinum toxins and dermal fillers. If approved, RT001 may also compete with unapproved and off-label treatments. We anticipate that RT002, if approved, will also face significant competition from existing injectable botulinum toxins and dermal fillers, as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for both RT001 and RT002 from biosimilar products and products noted based upon botulinum toxin. To compete successfully in the aesthetic market, we will have to demonstrate that the reduction of crow’s feet lines with RT001 or the treatment of glabellar lines with RT002 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies. Competing in the aesthetic market could result in price-cutting, reduced profit margins and limited market share, any of which would harm our business, financial condition and results of operations.
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
We currently manufacture our own clinical drug product to support RT001 exclusively in a single facility and plan to utilize this facility in the future to support commercial production if our product candidate is approved. The drug product to support RT002 clinical trials is manufactured in the same facility, as well as in an external manufacturing facility. We expect that additional manufacturing capacity would need to be established in the future to support commercial production of RT002 if this product candidate is approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
We have invested a significant amount of capital to build a larger capacity fill/finish line dedicated to the manufacture of our topical product candidate RT001 and to support our regulatory license applications. Under generally accepted accounting principles, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a clinical-stage specialty biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 or RT002. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $62.9 million, $52.4 million and $58.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, had an accumulated deficit through December 31, 2014 of $258.8 million and had a working capital surplus of $162.5 million as of December 31, 2014, primarily as a result of our initial public offering and our follow-on public offering. In February 2014, we closed our IPO. The net proceeds from the sale of the shares in our IPO and our follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offering were approximately $98.6 million and $131.3 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT001 and RT002. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months. Given our desired clinical development plans for the next 12 months, our financial statements do not reflect an uncertainty about our ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.
We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approvals for, RT001 and RT002, and begin to commercialize RT001 and RT002. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
The degree and rate of market acceptance of RT001, RT002 or any future product candidates for which we receive approval depends on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical trials;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•	proper training and administration of our products by physicians and medical staff;

•	the potential and perceived advantages of our products over alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•	the willingness of patients to pay for RT001, RT002 and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;

•	the willingness of third party payors to reimburse physicians for RT001, RT002 and any future products we may commercialize;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical trials for RT001 do not ensure that later clinical trials, including our Phase 3 clinical trials for the treatment of crow’s feet lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety profile and efficacy despite having progressed through preclinical studies and initial clinical trials. In particular, we have conducted two positive Phase 2b clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. We have also conducted one open-label, Phase 2b safety study, which demonstrated that sequential applications of RT001 were safe and well-tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. In October 2014, we conducted an open-label clinical trial designed to test the efficacy of our topical RT001 drug product. The efficacy analysis from the 43 patients enrolled in the open-label trial showed clinically meaningful efficacy measured by the one-point investigator’s global assessment, or IGA, and the one-point patient severity assessment, or PSA, as well as in the aggregate for the composite one-point assessment. The two-point response rates for the individual IGA and composite IGA and PSA assessments, however, did not meet the endpoints for the patients enrolled in the trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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
We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of drug product at this facility that we use for research and development purposes and for clinical trials of our product candidates. We do not have experience in manufacturing our product candidates at commercial scale. To meet our strategic objectives, which contemplate internally manufacturing a significant portion of our drug substance and finished dose form at full commercial scale, if our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. For example, we are building a larger capacity fill-finish line dedicated to our topical product candidate RT001 and to support our regulatory license applications, if approved. In addition, we expect to further scale up our RT002 drug product manufacturing. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

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
We currently rely on third-party manufacturers for certain components necessary to produce RT001 for our clinical trials, including the bulk peptide, diluent and the delivery apparatus and expect to continue to rely on these or other manufacturers to support our commercial requirements if RT001 is approved. Some of our contracts with our manufacturers contain minimum order and pricing provisions and provide for early termination based on regulatory approval milestones.
Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us. In addition, third- party manufacturers may not be able to comply with cGMP or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of RT001, RT002 or any other product candidates or products that we may develop. Any failure or refusal to supply the components for RT001, RT002 or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
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
We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practice, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.
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
Our ability to market RT001, if approved, will be limited initially to use for the treatment of crow’s feet lines, and if we want to expand the indications for which we may market RT001 or seek regulatory approval for RT002, we will need to obtain additional regulatory approvals, which may not be granted.
We plan to seek regulatory approval for RT001 in the United States and Europe for the treatment of crow’s feet lines. If RT001 is approved, the applicable regulatory agency will restrict our ability to market or advertise RT001 for other indications, which could limit physician and patient adoption. We may attempt to develop, promote and commercialize new treatment indications and protocols for RT001, as well as seek regulatory approval for RT002, in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.
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
Treatment of crow’s feet lines with RT001 and glabellar lines with RT002, are elective procedures, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo the treatment of crow’s feet lines with RT001, the treatment of glabellar lines with RT002 or the treatment of other aesthetic indications we may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;

•	the extent to which physicians recommend RT001 or RT002 to their patients;

•	the extent to which RT001 or RT002 satisfies patient expectations;

•	our ability to properly train physicians in the use of RT001 or RT002 such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of RT001 or RT002 versus other aesthetic treatments;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and RT001 or RT002 in particular;

•	the success of any direct-to-consumer marketing efforts we may initiate; and

•	general consumer confidence, which may be impacted by economic and political conditions.
Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient demand for RT001, or for RT002 or any other future product candidate, once approved.
We are subject to uncertainty relating to reimbursement policies which, if not favorable for RT001, RT002 or any future product candidates, could hinder or prevent their commercial success.
Our ability to commercialize RT001, RT002, or any future product candidates for therapeutic indications such as hyperhidrosis will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third party payors. As a threshold for coverage and reimbursement, third party payors generally require that drug products have been approved for marketing by the FDA. Third party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third party coverage or reimbursement for RT001, RT002 or any future product candidates, or we may be required to sell them at a discount.
We expect that private insurers will consider the efficacy, cost effectiveness and safety of RT001 and RT002 in determining whether to approve reimbursement for RT001 and RT002 and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of RT001or RT002 from private insurers on a timely or satisfactory basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare program or other reimbursing bodies or payors limit the indications for which RT001 or RT002 will be reimbursed to a smaller set than we believe they are effective in treating.
In some foreign countries, particularly Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including RT001 or RT002, to other available therapies. If reimbursement for our product is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize RT001, RT002 or any other future product candidates, if approved, or generate product revenue.
We currently have limited marketing capabilities and no sales organization. To commercialize RT001, RT002 or any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If RT001 or RT002 receives regulatory approval, we expect to market RT001 or RT002, as applicable, through an internal specialized sales force and in Europe through either our internal sales force or a combination of our internal sales force and distributors or partners, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RT001, RT002 or any future product candidates. If we are not successful in commercializing RT001, RT002 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2014, we had 83 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001, RT002 or any other product candidates, if approved. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical trials and manufacturing operations effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

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
The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified members of our board of directors.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the NASDAQ listing rules and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company that is subject to these rules and regulations we may find it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
Our business involves the use of hazardous materials and we and our third party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our research and development and manufacturing activities and our third party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including botulinum toxin type A, a key component of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed with the CDC, and with the California Department of Health, Food and Drug Branch for use of botulinum toxin and to manufacture both the active pharmaceutical ingredient, or API, and the finished product in topical and injectable dose forms. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect RT001 for the treatment of crow’s feet lines or RT002 for the treatment of glabellar lines to be reimbursed by any government or third party payor and, as a result, demand for the first indications of each of our product candidates will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT001, RT002 or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products, as discussed in more detail in the risk factors in Part I, Item 1A of this Form 10-K entitled "We may be unable to obtain regulatory approval for RT001, RT002 or future product candidates under applicable regulatory requirements. The denial or delay of such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations." Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of RT001, RT002 or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates, including our Phase 3 clinical program for RT001 and our Phase 2 clinical program for RT002;

•	announcements of regulatory approval or disapproval of RT001, RT002 or any future product candidates;

•	FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with customers and strategic partners; and

•	the other factors described in this “Risk Factors” section.
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
Substantially all of our existing stockholders were subject to lock-up agreements with the underwriters of our IPO that restricted the stockholders’ ability to transfer shares of our common stock through August 4, 2014, which was 180 days from the date of our IPO. In connection with our follow-on public offering, we, all of our directors and executive officers and certain of our other stockholders, agreed to extend these lock-up restrictions through September 16, 2014, which was 90 days after the date of our follow-on public offering, other than with respect to 25,000 shares held by one of our executive officers which is subject to the restrictions described above for an additional period ending 60 days after the date of our follow-on public offering. Subject to certain limitations, on August 5, 2014, approximately 3,242,899 shares became eligible for sale upon the expiration of the IPO lock-up period. On September 17, 2014, an additional 8,545,523 shares became eligible for sale, also subject to certain limitations, upon expiration of the subsequent follow-on lock-up period. Shares issued or issuable upon exercise of options and warrants vested as of the expiration of applicable lock-up period were also eligible for sale upon such expiration. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
As of December 31, 2014, certain holders of approximately 10,068,447 shares of our common stock, including shares issuable upon the exercise of outstanding warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the lock-up arrangements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
As of January 31, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 47.5% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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
Our common stock has been trading on The Nasdaq Global Market under the symbol “RVNC” since our IPO on February 6, 2014. Prior to this date, there was no public market for our common stock. On March 2, 2015, the closing price of our common stock as reported on the NASDAQ Global Market was $15.72 per share. The following table sets forth the high and low sales prices per share of our common stock on the NASDAQ Global Market for the quarterly periods indicated.

	High	Low
2014
First Quarter (from February 6, 2014 to March 31, 2014)	$39.86	$21.00
Second Quarter	$36.98	$25.06
Third Quarter	$34.01	$18.82
Fourth Quarter	$21.14	$14.02
Holders of Records
As of March 2, 2015, there were approximately 65 holders of record of our common stock.
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
Stock Price Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

This graph compares, for the period ended December 31, 2014, the cumulative total return on our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes $100 was invested on February 6, 2014, in our common stock, the NBI and CCMP, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	2/6/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Revance Therapeutics, Inc.	$100.00	$117.32	$126.63	$71.99	$63.09
NASDAQ Biotechnology Index	$100.00	$99.80	$108.67	$115.72	$128.67
NASDAQ Composite Index	$100.00	$103.67	$109.18	$111.62	$117.98
Recent Sales of Unregistered Securities
On December 20, 2014, pursuant to that certain First Amendment to Loan and Lease Agreement entered into on December 17, 2014 with Essex Capital Corporation, we issued to Essex Capital a warrant to purchase up to 44,753 shares of our common stock at an exercise price of $14.40 per share. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the warrant, a copy of which is filed as an exhibit hereto.
The issuance of the security described in the above paragraph was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipient of the security acquired it for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the security. The recipient of the security was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.
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
The information set forth below for the four years ended December 31, 2014 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K to fully understand the factors that may affect the comparability of the information presented below.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue	$383	$617	$717	$557
Total operating expenses	$52,433	$38,842	$43,903	$28,290
Loss from operations	$(52,050)	$(38,225)	$(43,186)	$(27,738)
Interest expense	$(10,672)	$(15,164)	$(28,959)	$(17,790)
Net and comprehensive loss	$(62,917)	$(52,448)	$(58,259)	$(44,863)
Net income (loss) attributable to common stockholders:
Basic(1)	$(62,917)	$258	$(58,259)	$(44,863)
Diluted(1)	$(62,917)	$1,083	$(58,259)	$(44,863)
Net income (loss) per share attributable to common stockholders:
Basic(1)	$(3.24)	$1.17	$(290.48)	$(226.06)
Diluted(1)	$(3.24)	$1.05	$(290.48)	$(226.06)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic(1)	19,391,523	220,220	200,560	198,456
Diluted(1)	19,391,523	1,029,150	200,560	198,456

(1)	Net income per share for all periods presented reflects the one-for-fifteen reverse stock split effected on February 3, 2014.

	As of December 31,
	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$171,032	$3,914	$4,083	$29,621
Working capital surplus (deficit)	$162,495	$(42,747)	$(112,530)	$21,264
Total assets	$192,469	$22,645	$13,423	$39,928
Capital lease, net of current portion	$—	$—	$5	$944
Convertible notes, net of current portion	$—	$—	$—	$45,062
Note payable, net of current portion	$2,635	$10,702	$10,995	$18,430
Financing obligation, net of current portion	$598	$—	$—	$—
Convertible preferred stock	$—	$123,982	$95,433	$95,433
Deficit accumulated during the development stage	$(258,797)	$(195,880)	$(218,326)	$(160,067)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Revance Therapeutics, Inc. is a clinical-stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds combined with our patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. Our proprietary TransMTS technology enables delivery of botulinum toxin type A through two novel dose formulations, topical product candidate RT001 and injectable product candidate RT002. We are pursuing clinical development for RT001 and RT002 in a broad spectrum of aesthetic and therapeutic indications. We hold worldwide rights for all indications of RT001, RT002 and our TransMTS technology platform.
RT001 has the potential to be the first commercially available non-injectable dose form. We are studying topical RT001 for aesthetic indications, such as crow's feet lines (wrinkles around the eyes, also known as lateral canthal lines) and therapeutic indications such as hyperhidrosis (excessive sweating). RT002 is a novel, injectable formulation of botulinum toxin designed to be more targeted and longer lasting than currently available injectable botulinum toxin type products. We are studying injectable RT002 for aesthetic indications, such as glabellar (frown) lines and therapeutic uses, such as muscle movement disorders. Both products would have the potential to expand into additional aesthetic and therapeutic indications in the future.
We are developing and plan to commercialize RT001 for indications where topical application provides a meaningful advantage over injectable administration. We are evaluating RT001 in a broad clinical program that includes aesthetic indications such as lateral canthal lines and therapeutic indications such as hyperhidrosis and chronic migraine headache. RT001 has the potential to be the first approved non-injectable botulinum toxin product for the treatment of crow's feet lines. RT001's primary advantages include painless topical administration, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these advantages should improve the experience of patients undergoing botulinum toxin procedures and make RT001 more suitable for many more indications than currently approved injectable botulinum toxin products.
The first indications we are pursuing are in the field of dermatology. If approved, we believe RT001 can expand the overall botulinum toxin aesthetic market by appealing to new patients who would prefer a needle-free approach to treatment. The aesthetic dermatology market is attractive because we believe that patients in this market tend to be open to trying new products and are willing to pay for aesthetic procedures out of pocket, reducing reliance on reimbursement. We are focused on this market not only because of its size and growth potential but also because, in the United States and Europe, this market can be easily accessed by a specialty sales force and distributor network.
We are in a Phase 3 development program of RT001 in North America for the treatment of crow's feet lines. Following the successful completion of an open label clinical trial designed to test the efficacy of our RT001 drug product in the first half of 2015, we expect to commence a pivotal Phase 3 clinical trial of RT001 and report efficacy data from this Phase 3 study in the second half of 2015. To date, we have conducted sixteen clinical trials with RT001 for the treatment of crow's feet lines, with a total of over 1,500 subjects.
We are also developing RT001 for therapeutic applications where botulinum toxin has shown efficacy and that are particularly well suited for needle-free treatments. We have successfully completed initial Phase 2 clinical trials for the treatment of primary axillary, or underarm, hyperhidrosis, and for the prevention of chronic migraine headache. We expect to initiate and report results of an additional clinical trial for the treatment of hyperhidrosis in the second half of 2015.
We are developing RT002, an injectable formulation of botulinum toxin type A, for indications where deeper delivery of the botulinum toxin is required and a longer lasting effect is desired. We believe RT002 can provide more targeted delivery of botulinum toxin to intended treatment sites while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and can result in longer lasting effect. We have demonstrated these properties in preclinical studies and have tested RT002 in a four-cohort, dose escalating, open-label Phase 1/2 clinical trial outside of the United States for the treatment of glabellar lines, the vertical lines between the eyebrows and above the nose. Data from this clinical trial indicated that RT002 is well-tolerated and efficacious at all four doses. We also reported duration of effect of seven months from the last cohort of this trial, the only one where duration of effect was measured. Based upon the results to date, we are further developing RT002 for the treatment of glabellar lines and have initiated BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. In addition, we plan to study RT002 in therapeutic indications already approved for botulinum toxin, such as muscle movement disorders, which account for a large proportion of neurotoxin therapeutic sales globally, along with other therapeutic uses.

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
Through December 31, 2014, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt and convertible debt. On June 19, 2014, we completed a follow-on public offering, pursuant to which we issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ over-allotment option to purchase 600,000 additional shares of common stock, and received net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses. On February 6, 2014, we completed our initial public offering, or IPO, for sale of 6,900,000 shares of common stock at $16.00 per share, including the exercise of the underwriters’ overallotment option to purchase an additional 900,000 shares of common stock, for net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. We also raised $23.7 million through the issuance of convertible notes in the fourth quarter of 2013 and in January 2014.
We have never been profitable and, as of December 31, 2014, had an accumulated deficit of $258.8 million. We incurred net losses of $62.9 million, $52.4 million and $58.3 million in the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, we had cash and cash equivalents of $171.0 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 and RT002 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have the ability to manufacture our own botulinum toxin type A product to support our clinical trials and eventually, our commercial production. Additionally, we currently utilize third party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and other territories and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
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
Initial Public Offering
In February 2014, we completed our IPO, pursuant to which we issued 6,900,000 shares of common stock at $16.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 900,000 additional shares of common stock, and received net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. In addition, in connection with the completion of our IPO, all convertible preferred stock converted into common stock.

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
Results of Operations
Revenue

During the years ended December 31, 2014, 2013 and 2012, we recognized revenue from license and royalty agreements. We did not have any product revenue during the years ended December 31, 2014, 2013, and 2012.
We recognized royalty revenue during the years ended December 31, 2014, 2013, and 2012 related to the Relastin asset purchase and royalty agreement. The Relastin royalty agreement provides for minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date. The royalty agreement also provided for one-time payments upon achievement of certain milestones. In the year ended December 31, 2013, we received a one-time milestone payment of $150,000. The acquirer may terminate the royalty agreement with 90 days’ notice with the rights to the Relastin product line reverting back to us. We do not currently have any plans for the future of Relastin as our focus has been primarily on the development of RT001 and RT002.
Our license revenue has historically been derived through nonrefundable technology license fees for our RT001 and RT002 product candidates. In the years ended December 31, 2014 and 2013, we recognized license revenue of $0.1 million and $0.2 million, respectively, pursuant to an exclusive technology evaluation agreement, whereby we received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and recognized over the estimated performance period. During the year ended December 31, 2012, our license revenue was derived from an arrangement with Medicis whereby, prior to our settlement with them, we had granted them specified rights to RT002 in return for an upfront payment. Medicis was acquired by Valeant Pharmaceuticals International, Inc. in December 2012. The upfront payment was deferred and recognized over the estimated performance period; however, we did not recognize any license revenue from the agreement with Medicis during the year ended December 31, 2013 as the prior license agreement was discontinued in connection with the Medicis legal settlement in October 2012.
Costs and Operating Expenses
Our cost and operating expenses consist of research and development expenses and sales, general and administrative expenses. The largest component of our operating expenses is our personnel costs, which consist primarily of wages, benefits and bonuses as well as related stock-based compensation. We expect our cash expenditures to increase in the near term to initiate and complete clinical trials and other associated programs relating to RT001 for the treatment of crow's feet lines, initiate and complete clinical trials using RT001 for the treatment of hyperhidrosis, and to initiate and complete additional clinical trials and associated programs related to RT002 for the treatment of glabellar lines and indications in muscle movement and other disorders.
Research and Development Expenses
We recognize research and development expenses as they are incurred. Since our inception, we have focused on our clinical development programs and the related research and development. We have been developing RT001 and RT002 since 2002 and we typically use our employees, consultants and infrastructure resources across both programs. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions, including expenses related to stock-based compensation granted to such personnel;

•	expenses related to the initiation and completion of clinical trials for RT001 and RT002, including expenses related to production of clinical supplies;

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

For the years ended December 31, 2014, 2013, and 2012, costs associated with our manufacturing, quality and regulatory efforts for both RT001 and RT002 development have been our largest research and development related expenses, totaling $28.0 million, or 83.7%, $20.3 million, or 73.0%, and $30.3 million, or 92.6%, of research and development expenses in 2014, 2013, and 2012, respectively. These costs do not include clinical costs associated with the development of RT001 and RT002. We believe that the strict allocation of costs by product candidate would not be meaningful. As such, we generally do not track these costs by product candidate.
Clinical costs associated with the development of RT001 and RT002, including clinical trials of RT001 for the treatment of crow’s feet lines and clinical trials of RT002 for the improvement of glabellar lines, totaled $5.4 million, or 16.3%, $7.5 million, or 27.0%, and $2.4 million, or 7.33% of research and development expenses in 2014, 2013, and 2012, respectively.
Our research and development expenditures are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, the probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses to increase as we continue our clinical development of RT001 for the treatment of crow’s feet lines and our clinical development of RT002 for the treatment of glabellar lines, or if the FDA requires us to conduct additional clinical trials for approval and as we enter into clinical trials for RT001 for hyperhidrosis and therapeutic indications for RT002.
Sales, General and Administrative Expenses
Sales, general and administrative expenses consist primarily of personnel costs, including stock-based compensation, for employees in our commercial, administration, finance and business development functions. Other significant expenses include professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect that our sales, general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT001 and RT002.
Other Income (Expense)
Interest Income
Interest income consists primarily of interest income earned on our cash and cash equivalents and money market fund balances. We expect interest income to vary each reporting period depending on our average cash and cash equivalents and money market fund balances during the period and market interest rates. To date, our interest income has not been significant in any individual period.
Interest Expense
Interest expense primarily consists of the interest charges associated with our convertible notes, notes payable, financing obligations, capital lease obligations, and capitalized interest. Notes payable under our term loan agreement with Hercules bore interest at a rate which is the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25%. The interest charge on our convertible notes and capital lease obligations is fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Our interest expense also includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vii) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

Upon the conversion of the 2013 Notes into shares of common stock, we recognized non-cash interest expense of $9.6 million related to the 2013 Notes, including amortization of warrant-related debt discount of approximately $0.4 million up to the date of conversion, amortization of the derivative-related debt discount of $0.6 million up to the date of conversion, accrued interest of $0.3 million up to the date of conversion and a loss on extinguishment of $8.3 million upon conversion of the 2013 Notes into common stock. Additionally, our notes payable with Hercules matured and were fully paid off as of March 2015.
Change in Fair Value of Derivative Liabilities Associated with Convertible Notes
Our derivative liabilities associated with 2013 Notes classified as liabilities on our consolidated balance sheets and were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the consolidated statements of operations and comprehensive loss. We recorded the derivative liabilities as a debt discount that was being amortized using the effective interest method over the term of the 2013 Notes. The amortization of this debt discount was accelerated upon the completion of our IPO with the corresponding expense recorded in our Consolidated Statement of Operations and Comprehensive Loss. See Note 8 to our consolidated financial statements included elsewhere in this Form 10-K.
Change in Fair Value of Derivative Liabilities Associated with the Medicis Settlement
Our outstanding derivative liabilities associated with the Medicis settlement are classified as liabilities on our consolidated balance sheet. These liabilities will be reduced as the related payments are made under the settlement agreement and the remaining liabilities will be subsequently remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Consolidated Statement of Operations and Comprehensive Loss. Upon the completion of our IPO in February 2014, we paid $7.1 million in settlement of our remaining obligation under the Proceeds Sharing Arrangement of the October 2012 Medicis settlement. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid.
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
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Our previously outstanding convertible preferred stock warrants were classified as liabilities on our consolidated balance sheets at fair value as they were contingently redeemable because they may obligate us to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The convertible preferred stock warrants were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Consolidated Statement of Operations and Comprehensive Loss. Upon the IPO in February 2014, these preferred stock warrants were remeasured to fair value and converted into common stock warrants with the corresponding liability reclassified to additional paid in capital.
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

In connection with our IPO in February 2014, the remaining warrants to purchase 173,975 shares of convertible preferred stock were converted into warrants to purchase 173,975 shares of common stock. In May 2014, a holder of warrants exercised a warrant to purchase 20,066 shares of common stock. In December 2014, the Company issued Essex Capital a warrant to purchase 44,753 shares of common stock in connection with the First Amendment to the Loan and Lease Agreement
Other Expense, net
Other income (expense), net is comprised of miscellaneous tax and other expense items.

Income Taxes
Since inception, we have incurred net losses and have not recorded any U.S. federal or state income tax and the tax benefits of our operating losses have been fully offset by valuation allowances.
Results of Operations
The following tables provide our consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 which was derived from our audited consolidated financial statements as included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Consolidated Statements of Operations Data:
Revenue	$383	$617	$717

Operating expenses:
Research and development(1)	33,390	27,831	32,708
Sales, general and administrative(1)	19,043	11,011	11,195
Total operating expenses	52,433	38,842	43,903
Loss from operations	(52,050)	(38,225)	(43,186)
Interest income	44	2	7
Interest expense	(10,672)	(15,164)	(28,959)
Change in fair value of derivative liabilities associated with convertible notes	4,032	2,660	13,860
Change in fair value of derivative liabilities associated with the Medicis settlement	(320)	47	—
Change in fair value of common stock warrant liability	(2,151)	(621)	—
Change in fair value of convertible preferred stock warrant liability	(210)	(743)	125
Loss on settlement of preferred stock warrant	(1,356)	—	—
Other income (expense), net	(234)	(404)	(106)
Loss before income taxes	(62,917)	(52,448)	(58,259)
Benefit from income taxes	—	—	—
Net loss	$(62,917)	$(52,448)	$(58,259)

(1)	Results above include stock-based compensation as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Stock-Based Compensation:
Research and development	$2,357	$194	$48
Sales, general and administrative	4,173	354	31
Total stock-based compensation	$6,530	$548	$79
Results of Operations for the Years Ended December 31, 2014, 2013, and 2012
The following table presents our revenue for the periods indicated and related changes from the prior period:

Revenue

	Years Ended December 31,			2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	%	%
	(In thousands, except percentages)
Relastin Product	$—	$150	$—	(100)%	N/A
Relastin Royalty	300	300	300	—%	—%
License	83	167	417	(50)%	(60)%
Total revenue	$383	$617	$717	(38)%	(14)%
Our total revenue for the year ended December 31, 2014 decreased by 38%, compared to the same period in 2013, due to a decrease in license revenue and the relastin product milestone revenue. Our total revenue for the year ended December 31, 2013 decreased by 14%, compared to the same period in 2012, due to a decrease in license revenue offset by an increase in royalty revenue.
Our license revenue decreased to $0.2 million for the year ended December 31, 2013 from $0.4 million for the year ended December 31, 2012. The decrease was due to the termination of a license agreement for RT002 as a result of the Medicis settlement in October 2012. Prior to the termination of the Medicis license agreement, we were recognizing license revenue of $0.5 million per year through the amortization of an upfront payment made by Medicis during the year ended December 31, 2009, which was initially recorded as deferred revenue. As a result of the termination of the Medicis license agreement, we no longer recognize any license revenue from the 2009 Medicis license agreement for RT002. This decrease was partially offset by $0.2 million of revenue recognized pursuant to an exclusive technology evaluation agreement whereby we received an upfront payment of $0.3 million which was initially recorded as deferred revenue and recognized over the estimated performance period. During the year ended December 31, 2014, the remaining $0.1 million of the upfront payment related to the exclusive technology evaluation agreement was recognized.
In August 2011, we entered into an agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. In consideration for this sale, we received an upfront payment of $0.05 million and the right to receive royalties and milestone payments based on future sales of Relastin products by PDI. In accordance with the agreement, we expect to receive royalties equal to at least $0.3 million per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $0.3 million for each of the years ended December 31, 2014, 2013 and 2012 as set forth in the Relastin asset purchase agreement. Under the Relastin asset purchase agreement, we also recognized $150,000 in revenue in the year ended December 31, 2013 for achievement of a one-time milestone. With the divestiture of Relastin, our primary focus has been on the development of RT001 and RT002.
Operating Expenses

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	%	%
	(In thousands, except percentages)
Research and development	$33,390	$27,831	$32,708	20%	(15)%
Sales, general and administrative	19,043	11,011	11,195	73%	(2)%
Total operating expenses	$52,433	$38,842	$43,903	35%	(12)%
Research and Development Expenses
Research and development expenses for the year ended December 31, 2014 increased by 20%, compared to the same period in 2013, primarily due to increased costs related to personnel, stock-based compensation, rent, quality control testing, the manufacturing facility, and leasing equipment to support product development activities.
Research and development expenses for the year ended December 31, 2013 decreased by 15%, compared to the same period in 2012, primarily due to one-time costs incurred in connection with the reacquisition of the RT001 and RT002 technology rights from Medicis in October 2012, offset by increased clinical research organization (CRO) costs.

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

Stock-based compensation for research and development was $2.4 million, $0.2 million, and $0.05 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Sales, General and Administrative Expenses
Sales, general and administrative expenses for the year ended December 31, 2014 increased by 73%, compared to the same period in 2013, primarily due to increased costs related to personnel and administrative costs related to the operation of a public company. Following the IPO in February 2014, we incurred higher charges related to stock-based compensation, professional fees for accounting and tax services, marketing, legal costs and insurance premiums.
Sales, general and administrative expenses for the year ended December 31, 2013 decreased by 2%, compared to the same period in 2012, primarily due to a decrease in professional fees relating to the Medicis litigation during the year ended December 31, 2012.

Stock-based compensation for sales, general, and administration was $4.2 million, $0.4 million, and $0.03 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Other Expense

	Years Ended December 31,			2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	%	%
	(In thousands, except percentages)
Interest income	$44	$2	$7	2,100%	(71)%
Interest expense	(10,672)	(15,164)	(28,959)	(30)%	(48)%
Change in fair value of derivative liabilities associated with convertible notes	4,032	2,660	13,860	52%	(81)%
Change in fair value of derivative liabilities associated with the Medicis settlement	(320)	47	—	(781)%	N/A
Change in fair value of common stock warrant liability	(2,151)	(621)	—	246%	N/A
Change in fair value of convertible preferred stock warrant liability	(210)	(743)	125	(72)%	(694)%
Loss on settlement of preferred stock warrant	(1,356)	—	—	N/A	N/A
Other expense, net	(234)	(404)	(106)	(42)%	281%
Total other expense	$(10,867)	$(14,223)	$(15,073)	(24)%	(6)%

Our total other expense for the year ended December 31, 2014 decreased by 24%, compared to the same period in 2013, primarily due to a decrease in interest expense, which is described below, a decrease in the fair value of the Medicis derivative liabilities, and conversion of preferred stock warrants into equity based common stock warrants, which are no longer required to be re-measured to fair value at each balance sheet date offset by an increase due to the loss on settlement of preferred stock warrants and an increase in the fair value of the derivative liabilities associated with convertible notes.

Our total other expense for the year ended December 31, 2013 decreased by 6%, compared to the same period in 2012, primarily due to decreases in interest expense, which is described below, the fair value of the derivative liabilities associated with convertible notes, and the fair value of the convertible preferred stock warrant liability. The decrease in the fair value of the derivative liabilities associated with convertible notes was driven by conversion of the then-outstanding convertible notes into Series E-4 convertible preferred stock in March 2013. We incurred interest charges, including amortization of the related debt discount, on our then-outstanding convertible notes and notes payable. In addition, we accrued and charged to interest expense an amount equal to 150% of the aggregate amount of the outstanding principal and accrued interest which the holders of these convertible notes were entitled to receive if the notes would have been paid upon maturity in May 2013. Upon the conversion of these convertible notes in March 2013, we ceased accruing interest. During the fourth quarter of the year ended December 31, 2013, we issued convertible promissory notes, or 2013 Notes, in the amount of $19.4 million in aggregate. The 2013 Notes had conversion and redemption features related to the conversion of the notes which were determined to be embedded derivatives requiring bifurcation and separate accounting. The derivative liability required periodic remeasurements to fair value while the derivative was still outstanding and accordingly, we recognized remeasurement gains for the 2013 Notes during the year ended December 31, 2013 of $0.9 million.
The interest expense by cash and non-cash components is as follows:

	Years Ended December 31,			2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	%	%
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(1,182)	$(1,590)	$(2,302)	(26)%	(31)%

Non-cash interest expense
Non-cash interest expense — debt issuance costs	(203)	(490)	(300)	(59)%	63%
Non-cash interest expense — warrant and derivative related debt discounts	(650)	(4,128)	(7,427)	(84)%	(44)%
Non-cash interest expense — convertible notes	(1,250)	(9,409)	(18,930)	(87)%	(50)%
Loss on extinguishment of 2013 Notes	(8,331)	—	—	N/A	N/A
Non-cash interest expense - financing obligation	(28)	—	—	N/A	N/A
Capitalized interest expense(2)	972	453	—	115%	N/A
Total non-cash interest expense	$(9,490)	$(13,574)	$(26,657)	(30)%	(49)%

Total interest expense	$(10,672)	$(15,164)	$(28,959)	(30)%	(48)%

(1)	Cash related interest expense included interest payments to the Hercules Facility and Essex Capital Facility.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
Interest expense for the year ended December 31, 2014 decreased by 30%, compared to the same period in 2013, primarily due to capitalization of interest expense for construction-in-progress, lower weighted average of debt outstanding, and a gain on the fair value re-measurement for warrants related to the common stock warrant conversion offset by an increase in interest expense related to effective interest from our financing obligation.
Interest expense for the year ended December 31, 2013 decreased by 48%, compared to the same period in 2012, primarily due a gain from the re-measurement of the derivative liabilities associated with the 2011 convertible notes, a gain from the re-measurement of the derivative liabilities associated with the Medicis settlement, and loss from the remeasurement of the convertible preferred stock warrant liability. These decreases were offset by a loss from the re-measurement of the common stock warrant liability, which was due to an increase in the fair value of the common stock warrants issued in connection with the 2013 Notes and capitalized interest for construction-in-progress.
Income Taxes
There was no provision or benefit from income taxes during the years ended December 31, 2014, 2013 and 2012.
Liquidity and Capital Resources

As of December 31, 2014, cash and cash equivalents totaled $171.0 million, an increase of $167.1 million, from December 31, 2013. In January 2014, we drew down on additional $2.5 million under the short term notes for the Essex Capital Facility and issued promissory notes for $4.3 million. In connection with our IPO, on February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million. In connection with our follow-on public offering, on June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million.

Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the year ended December 31, 2014, we had a net loss of $62.9 million, which includes non-cash interest expenses of $9.5 million related to loss on extinguishment of the 2013 Notes, amortization of debt issuance costs, warrants and derivatives issued in conjunction with our previously outstanding debt instruments, and effective interest for our financing obligation offset by $1.0 million of capitalized interest expense. For the year ended December 31, 2014, we used $55.1 million of cash to fund operating activities. As of December 31, 2014, we had a working capital surplus of $162.5 million and an accumulated deficit of $258.8 million. We believe that our existing cash and cash equivalents, including net proceeds from our IPO of $98.6 million, net proceeds from our follow-on public offering of $131.3 million, and existing Essex Capital credit facility will allow us to fund our current operating plan through at least the next 12 months.
Historically, we have financed our operations primarily through sale of common stock, private placements of our convertible preferred stock, and the proceeds received from our debt financings. Since 2012, we have received net cash proceeds of (i) $98.6 million from our IPO, (ii) $131.3 million from our follow-on public offering, (iii) $23.7 million from sale of the 2013 Notes, (iv) $36.4 million from sale of Series E-5 convertible preferred stock, and (v) $5.0 million from a capital lease loan.
In December 2013, we entered into the Essex Capital Facility to finance the construction and installation of equipment to be manufactured by IMA Life and Seidenader for use in our manufacturing facility. Under this facility, Essex Capital provided us a series of short-term notes aggregating to $10.8 million during the construction period that was expected to last through 2014. In December 2013 and January 2014, we drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility for an aggregate amount totaling $5.0 million. On May 28, 2014, upon completion of the installation and acceptance of the Seidenader equipment, we sold the equipment back to Essex Capital for a purchase price equal to the principal and any accrued interest then outstanding on the notes issued to finance such equipment. We then leased back the equipment for a thirty-six month lease term. At the end of the lease term, we will have the option to purchase the equipment at 10% of the original equipment cost. The short-term notes to be issued under the Essex Capital Facility are secured by all of our tangible assets, excluding intellectual property.
In December 2014, we entered into the First Amendment to the Loan and Lease Agreement with Essex Capital. Under the terms of this Amendment, we repaid the outstanding debt balance of $3.9 million. In February 2015, we executed the Second Amendment to the Loan and Lease Agreement to extend the term of the facility to no later than April 15, 2015 and increase the purchase price of the IMA Life equipment by $0.1 million to approximately $9.8 million. Concurrently with this sale, we will lease the IMA Life equipment from Essex Capital for a fixed monthly payment to be paid monthly over three years. At the end of the lease, we will have the option to purchase the leased equipment for 10% of the original purchase amount.
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
Cash Flows
We derived the following summary of our consolidated cash flows for the periods indicated from our audited consolidated financial statements included elsewhere in this Form 10-K (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(55,073)	$(47,758)	$(38,914)
Net cash used in investing activities	(6,900)	(6,402)	(244)
Net cash provided by financing activities	229,091	53,991	13,620
Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by personnel-related expenditures, manufacturing costs, clinical development costs, and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and research and development activities as our business grows.
Cash used in operating activities of $55.1 million during the year ended December 31, 2014 resulted in part from our net loss of $62.9 million, non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $4.0 million, and capitalized interest of $1.0 million offset by loss on extinguishment of our 2013 Notes of $8.3 million, revaluation of common stock warrant liability of $2.2 million, loss on extinguishment of warrant liability upon exercise of put option by warrant holder of $1.4 million, amortization of debt discounts of $1.3 million, revaluation of convertible preferred stock warrant liability of $0.2 million, stock-based compensation expense of $6.5 million, depreciation expense of $2.1 million, issuance of common stock warrants of $0.4 million, revaluation of derivative liability associated with Medicis settlement of $0.3 million, and interest upon issuance of the 2013 Notes and Essex Notes of $0.3 million. The $10.2 million decrease in our net operating assets and liabilities was primarily due to payments made under the Medicis settlement totaling $7.1 million and decreases in prepaid and other currents assets, other non-current assets, accounts payable, and deferred revenue by $6.1 million offset by an increase in accruals and other current liabilities and deferred rent by $3.0 million.
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
Cash Flows from Investing Activities

Cash used in investing activities was $6.9 million for the year ended December 31, 2014 consisting of $7.0 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.
Cash used in investing activities was $6.4 million for the year ended December 31, 2013 consisting of $6.5 million due to purchases of property and equipment which were partially offset by our restricted cash of $0.1 million.

Cash used in investing activities was $0.2 million for the year ended December 31, 2012 consisting of $0.3 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $229.1 million for the year ended December 31, 2014 primarily comprised of proceeds of $234.6 million from issuance of common stock, after deducting underwriting discounts and commissions, proceeds of $6.7 million from issuance of convertible notes and note payable, and proceeds from exercise of stock options and ESPP of $1.8 million. These increases were partially offset by principal payments on our notes payable of $12.3 million, principal payments on our financing obligation and capital leases of $0.2 million, and payments to settle warrants of $1.4 million.
Cash provided by financing activities was $54.0 million for the year ended December 31, 2013 primarily comprised of net proceeds received from the issuance of our Series E-5 convertible preferred stock in the amount of $40.6 million and proceeds from issuance of convertible notes and notes payable of $21.9 million which were partially offset by repayments of $7.6 million on our outstanding debt and capital lease obligations.
Cash provided by financing activities was $13.6 million for the year ended December 31, 2012 primarily comprised of net proceeds received from the issuance of convertible notes in the amount of $18.2 million which were partially offset by repayments of $4.6 million on our outstanding debt and capital lease obligations.
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term to initiate and complete clinical trials and other associated programs relating to the RT001 for the treatment of crow's feet lines and hyperhidrosis and to initiate and complete additional clinical trials and associated programs related to RT002 for the treatment of glabellar lines and indications in muscle movement disorders. We believe that our existing capital resources, the net proceeds from our IPO, and net proceeds from our follow-on public offering will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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
We have based our estimates of future capital requirements on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trials of RT001 and RT002 may encounter technical or other difficulties that could increase our development costs more than we currently expect or the FDA may require us to conduct additional clinical trials prior to approving RT001 or RT002. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials beyond 2015.
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
Revenue Recognition
We recognize revenue when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. We recognized revenue from license and royalty agreements as follows.
We recognized royalty revenue related to the Relastin asset purchase and royalty agreement, as discussed in Results of Operations above. The Relastin royalty agreement provides for minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date; however, the royalty agreement may be terminated with 90 days’ notice with the rights to the Relastin product line reverting to us. We recognize Relastin royalty revenue based upon minimum royalty requirements per the asset purchase and royalty agreement. Accordingly, under the Relastin asset purchase agreement, we also recognized $150,000 in revenue in the year ended December 31, 2013 for achievement of a one-time milestone.
During the years ended December 31, 2014 and 2013, we recognized license revenue pursuant to an exclusive technology evaluation agreement, whereby we received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and recognized over the estimated performance period of 9 months.
During the year ended December 31, 2012, we recognized license revenue from a license agreement with Medicis whereby they were granted exclusive rights to RT002. As part of this license agreement, we received an upfront payment which was deferred and recognized over the estimated performance period, which was estimated as the remaining life of the underlying patent at the inception of the license agreement. We did not recognize any license revenues from the agreement with Medicis during the year ended December 31, 2013 as the prior license agreement was discontinued in connection with the Medicis settlement in October 2012.
Clinical Trial Accruals
Clinical trial costs are charged to research and development as incurred. We accrue for expenses resulting from obligations under contracts with clinical research organizations, or CROs, and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid asset which will be amortized in accordance with the contractual terms. In addition to pass-through costs, we incur costs in clinical trials in three distinct phases as follows:

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

The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. We determine accrual estimates through reports from and discussion with clinical personnel and outside services providers as to the progress or state of completion of trials, or the services completed. We estimate accrued expenses as of each balance sheet date in the consolidated financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs and other third party vendors. As of December 31, 2014, there have not been any material adjustments to our estimated accrued expenses.
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

The estimated grant date fair values of the option awards granted to employees during the years ended December 31, 2014, 2013, and 2012 were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	6.0	6.0	5.9
Expected volatility	57.4%	59.1%	56.9%
Risk-free interest rate	1.9%	1.3%	0.8%
Dividend rate	0.0%	0.0%	0.0%
The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions that determine the fair value of options. These assumptions are as follows:

•	Expected term — The expected term represents the period that our options are expected to be outstanding.

•
Expected volatility — Because our common stock has only been publicly traded for a short time, the expected volatility was derived from the average historic volatilities of several unrelated public companies within our industry that we considered to be comparable to our business over a period equivalent to the expected term of the option.

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury constant maturity rates approximately equal to the option’s expected term.

•	Dividend rate — The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.
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
Warrant Liabilities
We issued freestanding warrants to purchase shares of common stock and convertible preferred stock in connection with certain debt and lease transactions. Prior to the completion of our IPO, we accounted for warrants to purchase shares of our common stock and convertible preferred stock as liabilities at fair value because these warrants obligated us to transfer assets to the holders at a future date under certain circumstances, such as change of control. We remeasured these common stock and preferred stock warrants to current fair value at each balance sheet date, and any change of fair value was recognized as a change in fair value of the warrant liability in our Consolidated Statements of Operations and Comprehensive Loss. Common stock warrants classified as equity at inception are recorded to additional paid-in capital at fair value upon issuance.
The warrants are recorded at fair value using the Black-Scholes option pricing model. The fair value of the previously outstanding common stock warrants was remeasured as of each period end using a Black-Scholes option-pricing model with the following assumptions:

As of December 31,
2013
Remaining contractual term (in years)	7.0
Expected volatility	57%
Risk-free interest rate	1.3%
Expected dividend rate	0%
The fair value of the previously outstanding convertible preferred stock warrants was remeasured as of each period end using a Black-Scholes option-pricing model with the following assumptions:

	February 5, 2014	As of December 31,
	Upon conversion	2013
Remaining contractual term (in years)	5.9	6.5
Expected volatility	55%	59%
Risk-free interest rate	1.8%	2.1%
Expected dividend rate	0%	0%

These assumptions are subjective and the fair value of these warrants may have differed significantly had we used different assumptions. In February 2014, the common stock warrants were net exercised in connection with our IPO and the warrants to purchase preferred stock converted into warrants to purchase common stock.
Derivative Liabilities
As of December 31, 2014 and 2013, the following derivative liabilities were outstanding (in thousands):

	As of December 31,
	2014	2013
	(In thousands)
Derivative liabilities associated with the convertible notes	$—	$4,890
Derivative liabilities associated with Medicis settlement — Proceed sharing payment	—	6,684
Derivative liabilities associated with Medicis settlement — Product approval payment	1,541	1,610
Total fair value of outstanding derivatives	$1,541	$13,184
Derivatives Liabilities Associated with the 2011 Convertible Notes
During the years ended December 31, 2012 and 2011, we issued convertible notes in the aggregate amount of $63.3 million (Note 8). The convertible notes had conversion and redemption features related to the conversion of the notes. These conversion and redemption features were determined to be embedded derivatives requiring bifurcation and separate accounting. Accordingly, we recorded a derivative liability, which was remeasured to fair value as of each balance sheet date, with the related remeasurement adjustments recognized as a change in fair value of derivative liabilities in the Consolidated Statements of Operations and Comprehensive Loss. The derivative liability required periodic remeasurements to fair value while the derivative was still outstanding and, accordingly, we recognized remeasurement gains for this instrument during the year ended December 31, 2012 of $13.9 million and recognized the remaining liability of $1.8 million at the time of conversion of the notes into preferred stock in March 2013. The remeasurement adjustments were reflected in the Consolidated Statements of Operations and Comprehensive Loss.
The related convertible notes converted into shares of Series E convertible preferred stock March 2013. Immediately prior to the conversion, we determined the fair value of the embedded derivatives to be approximately zero as the execution of a qualified financing approached certainty. Accordingly, the derivative liabilities associated with these convertible notes were no longer outstanding as of December 31, 2013.

Derivative Liabilities Associated with 2013 Convertible Notes
During the fourth quarter of 2013, we issued 2013 Notes in the amount of $19.4 million in aggregate (Note 8). The 2013 Notes had conversion and redemption features related to the conversion of the notes which were determined to be embedded derivatives requiring bifurcation and separate accounting. Accordingly, we recorded a derivative liability of $5.8 million associated with the 2013 Notes during the year ended December 31, 2013. The fair value of these derivative instruments was recognized as an additional discount and as a derivative liability on the consolidated balance sheets upon issuance of the respective convertible notes. The derivative liability required periodic remeasurements to fair value while the derivative was outstanding and accordingly, we recognized remeasurement gains for the 2013 Notes during the year ended December 31, 2013 of $0.9 million.
Prior to conversion, the fair value of the derivative liabilities associated with convertible notes was determined upon issuance in 2013 as of December 31, 2013 using “Monte Carlo” valuation methodology with the following weighted-average assumptions:

	As of December 31, 2013	As of Issuance
Expected term (in years)	0.8	0.9
Discount rate	—	—
Weighted-average scenario probabilities:
Maturity	5%	5%
Qualified financing	5.0%	20.0%
Initial public offering	80.0%	60.0%
Change in control	10.0%	15.0%
Derivatives Associated with the Medicis Settlement

In October 2012, we entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 and RT002 from Medicis and for consideration payable by us to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in November 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million due upon specified capital raising achievements by us, of which $6.9 million was paid in the second quarter of 2013 and the remaining $7.1 million was paid in the first quarter of 2014, and (iii) $4.0 million to be paid upon the achievement of specified regulatory milestones by us, or Product Approval Payment.
We determined that the settlement provisions related to (ii) and (iii) above were derivative instruments that required fair value accounting at the time of settlement and fair value re-measurements on a periodic basis going forward. Accordingly, we recorded derivative liabilities on the balance sheet based on their respective fair values on the settlement date. These derivative liabilities will be reduced as the related payments are made under the settlement agreement. The remaining liabilities will be subsequently re-measured to fair value as of each balance sheet date with the related re-measurement adjustments recognized in the Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2013, the fair value of the Proceeds Sharing Arrangement Payment derivative was re-measured to fair value of $6.7 million, which was determined using an option pricing model with the following assumptions: 0.1-0.5 years, risk-free rate of 0.01% — 0.10% and volatility of 37.0%-47.5%. This valuation was heavily weighted toward an initial public offering being the most likely outcome for our business at the time of issuance. During the year ended December 31, 2013, we made payments in the amount of $6.9 million against the Proceeds Sharing Arrangement Payment. Upon the completion of our IPO, we paid $7.1 million under the Medicis settlement for our remaining obligation under the Proceeds Sharing Arrangement Payment. At the settlement date, the derivative liability was re-measured to the fair value of the obligation due, or $7.1 million.
The fair value of the Product Approval Payment derivative was initially determined by estimating the timing and probability of the related approval and multiplying the payment amount by this probability percentage and a discount factor assuming a term of two years and a risk free rate of 0.25%. As of December 31, 2013, the fair value of the Product Approval Payment derivative of $1.6 million was determined by updating the estimate of the timing and probability of the related approval and a discount factor assuming a term of 3.25 years, a risk-free rate of 0.9% and a credit risk adjustment of 6%. As of December 31, 2014, we determined the fair value of its liability for the Product Approval Payment was $1.5 million, which was measured by assuming a term of 3.5 years, a risk-free rate of 1.2% and a credit risk adjustment of 6.5%. Our assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in mid-2018. The primary drivers of any fair value movements for the Product Approval Payment derivative are the estimated probability of the related approval and the credit risk adjustment. If the probability estimate increases (decreases) and the credit risk adjustment decreases (increases), the fair value of the derivative will increase (decrease).
We will record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the Product Approval Payment has been paid. At that time, the Product Approval Payment derivative will be adjusted to fair value one last time immediately prior to settlement.
Impairment of Long-Lived Assets
We assess the impairment of long-lived assets, such as property and equipment subject to depreciation and amortization, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant adverse change in the extent to which, or manner in which, a long-lived asset is being used or in its physical condition; (ii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition; and (iv) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no indicators of impairment, and we did not record any impairment losses during the years ended December 31, 2014, 2013 and 2012.
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

As of December 31, 2014, we had net operating loss carryforwards available to reduce future taxable income, if any, for Federal, California, and New Jersey income tax purposes of $247.1 million, $158.3 million, and $174.8 million, respectively. If not utilized, the Federal net operating loss carryforward begin expiring in 2020, the California net operating loss carryforwards began expiring in 2010, and the New Jersey state net operating loss carryforwards begin expiring in 2030. The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises. As of December 31, 2014, the net operating loss reported as a deferred tax asset does not include approximately $2.1 million attributable to excess stock option deductions. The Company follows with or without method to determine when such net operating loss has been realized.

As of December 31, 2014, we also had research and development credit carryforwards of $0.4 million and $4.8 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. If not utilized, the Federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.

In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We determined that an ownership change occurred on April 7, 2004, but that all carryforwards can be utilized prior to the expiration. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change in connection with the IPO or as a result of future changes in its stock ownership.

There was no impact on the provision (benefit) for income taxes or the deferred tax assets as a result of the extinguishment of debt and extinguishment of preferred stock and related conversion, which occurred in March 2013.
Interest Expense
Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vii) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
JOBS Act
We are an "emerging growth company," as defined in the JOBS Act and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an "emerging growth company" until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenues of over $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table, which summarizes our contractual obligations as of December 31, 2014, represents material expected or contractually committed future obligations, with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated funding activities and from our existing cash balances.

	Payments Due by Period
Contractual Obligations:	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 Years
	(In thousands)
Operating lease obligations(1)	$53,618	$5,070	$10,616	$11,341	$26,591
Other long-term liabilities reflected on our balance sheet under GAAP(2)	987	423	564	—	—
Total	$54,605	$5,493	$11,180	$11,341	$26,591

(1)	Operating lease agreements represent our obligations to make payments under non-cancelable lease agreements for our facilities.

(2)	Other long-term liabilities reflected on our balance sheet under GAAP represents our financing obligation to make lease payments under the Loan and Lease Agreement with Essex Capital.

This table does not include any milestone payments, which may become payable to third parties under license agreements, as the timing and likelihood of such payments are not known.

This table does not include a liability for unrecognized tax benefits related to various federal and state income tax matters of $1.3 million at December 31, 2014. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2014. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We had cash and cash equivalents of $171.0 million and $3.9 million as of December 31, 2014 and 2013, respectively. Our cash and cash equivalents are held in deposit and money market fund accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.
We also had fixed interest rate notes payable which were collateralized by substantially all of our assets, excluding our intellectual property. Because of the fixed interest rate, a hypothetical 100 basis points change in interest rates had no impact on our borrowing or results of operations.
Foreign Exchange

Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2014, 2013 and 2012, are included in other expense in the consolidated statements of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2014, the end of the period covered by this report.
(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of

December 31, 2014 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2014.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On March 4, 2015, we entered into an at the market issuance, or ATM, Sales Agreement, or the Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time and at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. The issuance and sale of these shares by us under the Agreement, if any, is subject to the effectiveness of our registration statement on Form S-3, to be filed with the Securities and Exchange Commission on March 4, 2015. We make no assurances as to if or whether the registration statement will become effective or, if it does become effective, as to the continued effectiveness of the registration statement.
Cowen may sell the common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Agreement. We have also provided Cowen with customary indemnification rights.
We are not obligated to make any sales of common stock under the Agreement. The offering of shares of our common stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Agreement, or (ii) termination of the Agreement in accordance with its terms.
The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed herewith as Exhibit 10.42 and is incorporated herein by reference.
This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our board of directors currently consists of ten members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The term of Class I directors will expire at the annual meeting of stockholders to be held in 2015; the term of Class II directors will expire at the annual meeting of stockholders to be held in 2016; and the term of Class III directors will expire at the annual meeting of stockholders to be held in 2017.

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
The following is a brief biography of each member of our board of directors, as of March 4, 2015, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Form 10-K.
Class I Directors
Angus C. Russell, age 59, has served as a director and Chairman of the Board of our company since March 2014. Mr. Russell was Chief Executive Officer of Shire plc, or Shire, a biopharmaceutical company, from June 2008 until April 2013, and as a member of its board of directors from 1999 until 2013. From December 1999 to June 2008, Mr. Russell served as Chief Financial Officer of Shire. Prior to joining Shire, Mr. Russell served at AstraZeneca plc, a pharmaceutical and biologics company, most recently as VP of Corporate Finance. Mr. Russell is a former Non-Executive Director of the City of London Investment Trust plc. Mr. Russell is a Chartered Accountant and is a Fellow of the Association of Corporate Treasurers. Mr. Russell has served on the Board of Directors at Mallinckrodt since August 2014. Our board of directors believes that Mr. Russell’s financial expertise, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products make him qualified to serve on our board of directors.
Phyllis Gardner, M.D., age 64, has served as a director of our company since December 2006. Dr. Gardner has spent over 35 years in academia, medicine and industry. She served at Essex Woodlands Health Ventures, a venture capital firm that focuses on the healthcare industry, from June 1999 to 2014, in various capacities including as an adjunct Partner. Dr. Gardner has served on the board of directors of several public and private companies. She began her academic medical career at Stanford University, where she has held several positions including Senior Associate Dean for Education and Student Affairs and remains today as Professor of Medicine. From 1994 to 1996, she took a leave of absence from Stanford University to serve as Principal Scientist, Vice President of Research and Head of ALZA Technology Institute, a major drug delivery company. Dr. Gardner holds a B.S. from the University of Illinois and an M.D. from Harvard University. Our board of directors believes that Dr. Gardner’s private equity experience, operating experience and significant experience serving as a director of our company and other healthcare companies make her qualified to serve on our board of directors.
James Glasheen, Ph.D., age 47, has served as a director of our company since April 2004. Since 2002, Dr. Glasheen has served as a general partner with Technology Partners, a venture capital firm that focuses on clean tech and life science companies. Prior to his work at Technology Partners, he served as Managing Director of CIT Venture Capital. From 1996 to 2000, he was a leader within McKinsey & Company’s Pharmaceutical and Medical Products Practice. Dr. Glasheen also serves as an advisor to the National Science Foundation’s (NSF) SBIR program in Washington D.C. Dr. Glasheen currently serves as a member of the board of directors of several privately-held biotechnology, consumer medical and medical device companies. Dr. Glasheen holds a B.S. from Duke University and an M.A. and Ph.D. from Harvard University. Our board of directors believes that Dr. Glasheen’s experiences with facilitating the growth of venture-backed companies, his experiences with McKinsey & Company and his consumer medical company expertise, together with his historical perspective on our company, make him qualified to serve on our board of directors.
Philip J. Vickers, Ph.D., age 55, has served as a director of our company since February 2015. Dr. Vickers has over 25 years in the pharmaceutical industry experience. Since 2011, he has been serving as Global Head of Research and Development at Shire where he is responsible for overseeing preclinical research and development, clinical research, regulatory affairs, and medical affairs. He oversees the organization’s growing product portfolio and plays a key role in developing and executing Shire’s global business strategy. Dr. Vickers is a member of Shire’s Executive and Pipeline Committees. Prior to Shire, he was Chief Scientific Officer and President at Resolvyx Pharmaceuticals, or Resolvyx, a biopharmaceutical company, from 2009 and 2011 where he was a member of the board of directors, with accountability for all preclinical and clinical research, as well as partnering with investors, external business development partners, and establishing external collaborations. Prior to Resolvyx, he served in various capacities with international biopharmaceutical companies including Boehringer-Ingelheim Pharmaceuticals Inc., Pfizer and Merck Frosst Centre. Dr. Vickers holds a Ph.D. in Biochemistry from the University of Toronto, and a Bachelor of Science degree in Applied Biochemistry from the University of Salford, Manchester. He was also a Visiting Fellow at the National Cancer Institute in Bethesda, Maryland. Our board of directors believes that Dr. Vickers' experience at multiple pharmaceutical companies and his expertise in the development and commercialization of pharmaceutical products make him qualified to serve on our board of directors.

Class II Directors
Ronald W. Eastman, age 62, has served as a director of our company since December 2009. He has been a managing director at Essex Woodlands Health Ventures, a venture capital firm that focuses on the healthcare industry since October 2006. From 2002 to 2006, Mr. Eastman was the Chief Executive Officer of Rinat Neuroscience Corporation, a biotech company spun out of Genentech, Inc. Mr. Eastman currently serves on the boards of directors of several privately held life sciences companies. Mr. Eastman holds a B.A. from Williams College and an M.B.A. from Columbia University. In addition, through his service as a director on numerous corporate boards, Mr. Eastman has extensive and valuable corporate governance, board oversight and transactional experience. Our board of directors believes that such experience allows Mr. Eastman to make valuable contributions to our board of directors.
Jonathan Tunnicliffe, age 49, has served as a director of our company since May 2011. He is currently a Partner of NovaQuest Capital Management, L.L.C., an investment firm that focuses on the biopharmaceutical sector, a position he has held since November 2010. From 2000 until 2010, he was global head of due diligence for the NQ business unit of Quintiles Transnational, a contract research company. Mr. Tunnicliffe was previously a founding member and Director of Operations of a specialized clinical research organization, S-Cubed Inc. In Mr. Tunnicliffe’s earlier career, he was a medical statistician at SmithKline and French (now Glaxo SmithKline) and at the University of Sheffield. Mr. Tunnicliffe holds a B.Sc. in Mathematical Statistics from the University of Liverpool, a Master of Science in Medical Statistics from the University of Newcastle-upon-Tyne and an M.B.A. from Sheffield Hallam University. He also holds a Postgraduate Diploma in Marketing from the Chartered Institute of Marketing in the United Kingdom. Our board of directors believes that Mr. Tunnicliffe’s operating experience, combined with his prior board positions, make him qualified to serve on our board of directors.
Ronald Wooten, age 55, has served as a director of our company since October 2013. Mr. Wooten has been a partner of NovaQuest Capital Management, L.L.C., an investment firm that focuses on the biopharmaceutical sector, since its inception in November 2010, and has been the head of the investment committee of the General Partner of NovaQuest Pharma Opportunities Fund III. From 2000 until November 2010, he was president for the NovaQuest business unit of Quintiles Inc., a contract research company. Mr. Wooten was previously Executive Vice President of Quintiles and served on its board of directors from January 2008 to November 2010. Mr. Wooten’s previous experience includes nine years with First Union Securities, where he served as a Managing Director of Investment Banking. Mr. Wooten holds a B.A. degree in Chemistry from the University of North Carolina at Chapel Hill and an M.B.A. from Boston University. Our board of directors believes that Mr. Wooten’s operating experience, combined with his prior board positions, make him qualified to serve on our board of directors.
Class III Directors
L. Daniel Browne, age 53, is one of our co-founders and has served as our President and Chief Executive Officer and a member of our board of directors since we commenced operations in 2002. Mr. Browne served as President and Chief Executive Officer of Neomend, Inc., a medical technology and biomaterials company, from 2001 to 2003. From 1997 through 2000, Mr. Browne served as President of Prograft Medical Inc., a medical technology company. Previously, Mr. Browne served for more than 16 years in leadership positions in product development, sales and marketing and business development in the Gore Medical Products Division of W.L. Gore & Associates, Inc., a global technology company, lastly as Business Leader in the Medical Products Division. Mr. Browne holds a B.S. from the University of Hawaii in Cell and Molecular Biology and an M.B.A. from Pepperdine University. Our board of directors believes that Mr. Browne is qualified to serve on our board of directors based on his management perspective of the company, including our strategic opportunities and challenges and his track record of new product development, sales and marketing and value creation, each of which relates to our commercial opportunities.
Robert Byrnes, age 70, has served as a director of our company since August 2004. Mr. Byrnes has spent over forty years in the medical device and biotechnology industries. From October 1997 until October 2002, and from January 2005 to the present, Mr. Byrnes has served as the President and Chief Executive Officer of Roan, Inc., an advisory service for healthcare organizations. From November 2002 to January 2005, he served as the President and Chief Executive Officer of Thermage, Inc., a medical device company focused on the non-invasive tissue tightening. Mr. Byrnes has also served as Chairman and Chief Executive Officer of Tokos Medical Corporation, a health care services company, President of Caremark, Inc., a home healthcare service company, and Vice President of Marketing and Business Development for Genentech, Inc., a biotechnology company. Mr. Byrnes holds a B.S. in Pharmacy from Ferris State University and an M.B.A degree in Marketing and Finance from Loyola University, Chicago. Our board of directors believes that Mr. Byrnes’s operating experience, combined with his prior board positions, make him qualified to serve on our board of directors.

Mark A. Prygocki, Sr., age 48, has served as a director of our company since May 2014. Mr. Prygocki worked at Medicis Pharmaceutical Corporation, or Medicis, a biopharmaceutical company, for more than 20 years and served as President from July 2010 to December 2012. Prior to that, Mr. Prygocki held several senior-level positions at Medicis, including Chief Operating Officer, Executive Vice President, and Chief Financial Officer and Treasurer. Mr. Prygocki’s previous experience includes work at Citigroup, an investment banking firm, in the regulatory reporting division. Prior to that, Mr. Prygocki spent several years in the audit department of Ernst & Young, LLP. Mr. Prygocki currently serves on the Board of Directors of Clarus Therapeutics, Inc. as well as Chairman of its audit committee. He is certified by the Arizona State Board of Accountancy and the New York Society of CPAs. Mr. Prygocki serves on the board of Whispering Hope Ranch Foundation, a non-profit organization that assists children with special needs. Mr. Prygocki holds a B.S. in accounting from Pace University. Our board of directors believes that Mr. Prygocki’s operating experience and financial expertise, combined with his prior board positions, make him qualified to serve on our board of directors.
Executive Officers
The following table sets forth information concerning our executive officers as of March 4, 2015:

Name	Age	Position(s)
Executive Officers
L. Daniel Browne	53	President, Chief Executive Officer and Director
Arthur P. Bertolino, M.D., Ph.D.	60	Executive Vice President and Chief Medical Officer
Curtis Ruegg, Ph.D.	52	Executive Vice President, Technical Operations
Lauren P. Silvernail	56	Executive Vice President, Corporate Development and Chief Financial Officer
Jacob Waugh, M.D.	44	Chief Scientific Officer
L. Daniel Browne. Mr. Browne’s biography is included above under the section titled “— Board of Directors — Class III Directors.”
Arthur P. Bertolino, M.D., Ph.D. has served as our Executive Vice President and Chief Medical Officer since September 2014. Prior to his current position, Dr. Bertolino led clinical programs at Novartis AG, or Novartis, Pfizer Inc. and Peplin Operations Pty Ltd, or Peplin (now part of LEO Pharma A/S), each a biopharmaceutical company. He served in various capacities with these companies, including Vice President, Autoimmunity/Immunology/Dermatology of Novartis from 2008 to 2013, and he contributed to development and approval of Ilaris® and Picato®, as well other innovative drugs. He is a Board Certified dermatologist with over 13 years of biotech/pharma drug development experience. He received his clinical and scientific training at Johns Hopkins and NYU and business training at the Ross School of Business of the University of Michigan.
Curtis Ruegg, Ph.D. has served as our Executive Vice President, Technical Operations since September 2006. Previously, Dr. Ruegg has held management and research and development positions at CoTherix, Inc., a biopharmaceutical company, from 2004 to 2006. From 2002 to 2004, Dr. Ruegg was Vice President of Preclinical and Process Development at InterMune, Inc., a biotechnology company. From 1999 to 2001, Dr. Ruegg was Vice President of Research and Development at AP Cells, Inc., a medical product supply company. From 1993 to 1998, Dr. Ruegg served as Group Leader and Senior Scientist at Dendreon Corporation, a biotechnology company. Dr. Ruegg is a member of the American Association of Immunologists and the American Association for the Advancement of Science. Dr. Ruegg holds a B.S. in toxicology from the University of California, Davis and a Ph.D. in pharmacology from Johns Hopkins University School of Medicine.
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

Jacob Waugh, M.D. is one of our co-founders and has served as our Chief Scientific Officer since June 2002. From 1997 to 2004, Dr. Waugh served on staff at the Stanford University School of Medicine. He has authored over 30 research manuscripts and publications in the field of tissue engineering, molecular and cell biology, and gene therapy. He has served as an expert referee for numerous medical and scientific journals. He has eleven patents granted in the United States and numerous additional patent applications. Dr. Waugh received his B.S. from Rice University and M.D. from the Baylor College of Medicine.
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
Audit Committee. Our audit committee currently consists of Messrs. Byrnes and Prygocki and Dr. Glasheen. Our board of directors has determined that all current members of our audit committee satisfy the independence requirements under the NASDAQ listing rules and Rule 10A-3(b)(1) of the Exchange Act. Each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. The chair of our audit committee is Mark A. Prygocki, Sr. Our board of directors has determined that each of Messrs. Byrnes and Prygocki is an “audit committee financial expert” within the meaning of the SEC regulations. Our board of directors has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, applicable requirements of the NASDAQ listing rules and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and comply with future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

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
To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, all of our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION
Our named executive officers, or NEOs, consisting of our principal executive officer and the next two most highly compensated executive officers during 2014, are:

•	L. Daniel Browne, President and Chief Executive Officer;

•	Arthur P. Bertolino, M.D., Ph.D., Executive Vice President and Chief Medical Officer; and

•	Jacob Waugh, M.D., Chief Scientific Officer.
Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during 2014 and 2013.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards	Option Awards($)(2)	Nonequity Incentive Plan Compensation(1)	All Other Compensation($)	Total($)
L. Daniel Browne	2014	$452,352	$—	$3,093,120	$5,207,855	$158,323	$44,003(5)	$8,955,653
President and Chief Executive Officer	2013	$384,387	$—	$—	$1,759,189	$60,540	$—	$2,204,116
Arthur P. Bertolino, M.D., Ph.D.	2014	$129,182(3)	$50,000(4)	$904,444	$1,477,236	$35,249	$—	$2,596,110
Executive Vice President and Chief Medical Officer
Jacob Waugh, M.D.	2014	$358,435	$—	$805,500	$968,330	$111,115	$34,997(6)	$2,278,377
Chief Scientific Officer and Medical Director	2013	$343,460	$—		$912,717	$38,639	$—	$1,294,816

(1)
Amounts shown in this column represent cash bonus awards granted to our NEOs under our annual incentive plan. Such bonuses are tied to achievement against financial goals that are set in the first quarter of the applicable fiscal year, with payouts determined after the close of the year and primarily based on our level of achievement against those goals. In previous years, the company reported these amounts under the “Bonus” column, but following additional review, we have determined that these amounts qualify to be reported as non-equity incentive plan compensation.

(2)
The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, or ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 14 to our financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-

Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(3)	Dr. Bertolino's annual base salary for 2014 was $392,000. The amount shown reflects the salary earned from his date of hire in August 2014 through December 31, 2014.

(4)	Represents a signing bonus of $50,000 paid in 2014. An additional $100,000 signing bonus will be paid in installments in 2015.

(5)	Includes payout of $43,494 for excess vacation and $509 in other taxable benefits.

(6)	Includes payout of $34,464 for excess vacation and $533 in other taxable benefits.
Outstanding Equity Awards at December 31, 2014
The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2014.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested	Market Value of Shares That Have Not Vested
L. Daniel Browne	20,000	—	$2.55	4/29/2018	—	—
	36,666	—	$2.55	7/20/2020	—	—
	118,255(1)	180,495	$8.70	5/26/2023	—	—
	24,895(2)	74,688	$9.15	12/16/2023	—	—
	43,137(3)	252,663	$32.22	5/18/2024	—	—
	—	—	—	—	96,000(4)	$1,626,240
Arthur P. Bertolino, M.D., Ph.D.	—	118,125(6)	$22.97	9/1/2024	—	—
	—	—	—	—	39,375(5)	$667,013
Jacob Waugh, M.D.	12,917(1)	93,646	$8.70	5/26/2023	—	—
	4,305(2)	38,750	$9.15	12/16/2023	—	—
	8,020(3)	46,980	$32.22	5/18/2024	—	—
	—	—	—	—	25,000(4)	$423,500

(1)
This option began vesting on May 27, 2013. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(2)
This option began vesting on December 17, 2013. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(3)
This option began vesting on May 19, 2014. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(4)
This restricted stock award began vesting on May 19, 2014. The shares subject to the stock award vest over a three year period, with one-third of the shares vesting each year, subject to providing continued service to us through each vesting date.

(5)
This restricted stock award began vesting on September 2, 2014. The shares subject to the stock award vest over a four year period, with one-fourth of the shares vesting each year, subject to providing continued service to us through each vesting date.

(6)
This option began vesting on September 2, 2014. The shares subject to the stock option vest over a four year period, with one fourth of the shares vesting on the first anniversary of the grant date and one-forty-eighth of the shares vesting each month thereafter, subject to providing continued service to us through each vesting date.

Executive Employment Arrangements

We have entered into employment agreements with each of our named executive officers; these agreements have no specific term of employment and provide for at-will employment. Each employment agreement provides the NEO with an annual base salary and target bonus opportunity, eligibility for employee benefits offered to our other employees, as well as eligibility under our Executive Severance Plan, described below. The target annual bonus opportunity (expressed as a percentage of base salary) for Mr. Browne was 50% for 2014 and was increased to 55% for 2015; for Dr. Waugh, was 40% for 2014 and was increased to 45% for 2015; and for Dr. Bertolino, was 35% for 2014 and was increased to 40% for 2015.
Severance and Change of Control Benefits
Each of our NEOs is eligible for our Executive Severance Plan, which provides severance benefits in the event of certain qualifying terminations of employment, subject to the executive’s execution of a waiver and release of claims in favor of the company.
Under the Severance Plan, upon an involuntary termination of a participant other than for cause, and where such termination is not within 12 months following a change of control, the benefits provided under the Severance Plan consist of: (i) salary continuation payments for 15 months in the case of our chief executive officer, and for nine months in the case of the other named executive officers; and (ii) payment by us of COBRA premiums for the participant and his eligible dependents for a period of up to 15 months in the case of our chief executive officer, and up to nine months in the case of the other NEOs.
For a period of 12 months following a change in control, if we involuntarily terminate a participant for any reason other than cause, or the participant resigns for “good reason” (each as defined in the Severance Plan), then the benefits provided by the Severance Plan will consist of: (i) a lump sum payment equal to the sum of the participant’s monthly base salary and monthly annual target bonus, multiplied by 21 in the case of our chief executive officer, and by 12 in the case of the other NEOs; (ii) payment of COBRA premiums for the named executive officer and his eligible dependents for a period of up to 21 months in the case of our chief executive officer, and up to 12 months in the case of the other NEOs; and (iii) accelerated vesting of all unvested stock options then held by the NEO.
Under the Severance Plan, a “change of control” is defined the same way it is under our 2014 Equity Incentive Plan.
If any of the benefits provided under the Severance Plan would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or the Code, such that the payments would become subject to the excise tax imposed by Section 4999 of the Code, then the payments will either be paid in full to the participant, or reduced so that a smaller amount or no portion of such benefits will be subject to the excise tax, whichever provides the greater after-tax benefit to the participant.
Employee Benefit Plans
401(k) Plan
We sponsor a 401(k) retirement plan in which our named executive officers participate on the same basis as our other U.S. employees. No matching or other company contributions were made under this plan in our fiscal 2014.
Pension Benefits
We do not maintain a defined benefit pension plan for any of our employees.
Nonqualified Deferred Compensation
We do not maintain a plan providing nonqualified deferred compensation for any of our employees.
Non-Employee Director Compensation
The compensation provided to our non-employee directors in 2014 is enumerated in the table below. Mr. Browne, who is also one of our employees, did not and will not receive any compensation for his services as a director.
2014 Director Compensation Table
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
In addition, under our director compensation policy, each non-employee director serving on our board of directors upon the completion of our IPO have received, and each non-employee director elected to our board of directors after the completion of our IPO received, an option to purchase 18,000 shares of our common stock. These options will vest on the one year anniversary of the grant date, subject to the director’s continued service as a director. Further, on the date of each annual meeting of stockholders held, each non-employee director that continues to serve as a non-employee member on our board of directors will receive an option to purchase 8,000 shares of our common stock. The exercise price of these options will equal the fair market value of our common stock on the date of grant, and these options will vest on the one year anniversary of the grant date, subject to the director’s continued service as a director. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.
The following table sets forth a summary of the compensation received during the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Options ($)*		Total ($)
Robert Byrnes	60,657.97	274,984.20	(1)	335,642.17
Ronald W. Eastman	48,395.60	122,215.20	(2)	170,610.80
Phyllis Gardner, M.D.	40,050.00	122,215.20	(3)	162,265.20
James Glasheen, Ph.D.	42,300.00	122,215.20	(4)	164,515.20
Mark A. Prygocki	37,923.08	289,359.00	(5)	327,282.08
Angus C. Russell	58,074.73	273,523.59	(6)	331,598.32
Jonathan Tunnicliffe	37,658.70	122,215.20	(7)	159,873.90
Philip J. Vickers, Ph.D.	-	-	(8)	-
Ronald Wooten	36,800.00	122,215.20	(9)	159,015.20

*
The dollar amounts in this column represent the grant date fair value of the stock option award. These amounts have been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 14 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the applicable directors.

(1)	As of December 31, 2014, Mr. Byrnes had options to purchase 42,332 shares of our common stock.

(2)	As of December 31, 2014, Mr. Eastman had options to purchase 8,000 shares of our common stock.

(3)	As of December 31, 2014, Dr. Gardner had options to purchase 13,333 shares of our common stock.

(4)	As of December 31, 2014, Dr. Glasheen had options to purchase 8,000 shares of our common stock.

(5)	Mr. Prygocki joined our board of directors in May 2014. As of December 31, 2014, Mr. Prygocki had options to purchase 18,000 shares of our common stock.

(6)	Mr. Russell joined our board of directors in March 2014. As of December 31, 2014, Mr. Russell had options to purchase 18,000 shares of our common stock.

(7)	As of December 31, 2014, Mr. Tunnicliffe had options to purchase 8,000 shares of our common stock.

(8)	Dr. Vickers joined our board of directors in February 2015. As of December 31, 2014, Dr. Vickers did not have any equity award from us.

(9)	As of December 31, 2014, Mr. Wooten had options to purchase 8,000 shares of our common stock.
Directors have been and will continue to be reimbursed for expenses directly related to their activities as directors, including attendance at board and committee meetings. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2014, Mr. Byrnes, Dr. Gardner, Mr. Eastman and Mr. Tunnicliffe served on the compensation committee, with Mr. Byrnes serving as its chair. Mr. Eastman and Mr. Tunnicliffe stepped down from the committee as of May 4, 2014 and October 8, 2014, respectively, and the committee currently consists of Mr. Byrnes and Dr. Gardner. None of Mr. Byrnes, Dr. Gardner, Mr. Eastman and Mr. Tunnicliffe is currently or has been at any time one of our employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:(1)	1,818,323	$17.90	266,295(4)
Equity compensation plans not approved by security holders:(2)	140,125	$22.52	141,500
Total	1,958,448	$18.23	407,795

(1)
Includes securities issuable under the 2002 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2014 Equity Incentive Plan, or the 2014 plan, and the 2014 Employee Stock Purchase Plan, or the 2014 ESPP.

(2)
Includes securities issuable under the 2014 Inducement Plan adopted exclusively for grants of awards to individuals that were not previously our employees or directors , as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

(3)	The weighted average exercise price excludes restricted stock awards which have no exercise price.

(4)
Includes (i) 91,634 shares of common stock available for issuance under our 2014 plan and (ii) 174,661 shares of common stock available for issuance under our 2014 ESPP. The number of shares of our common stock reserved for issuance under the 2014 plan automatically increases on January 1st of each year, starting on January 1, 2015 and continuing through January 1, 2024, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 plan is 2,000,000 shares. The number of shares of our common stock reserved under the 2014 ESPP for issuance automatically increases on January 1st each year, starting January 1, 2015 and continuing through January 1, 2024, in an amount equal to the lower of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 300,000 shares of common stock, or such lesser number of shares of common stock as determined by our board of directors. If a purchase right granted under our 2014 ESPP terminates without having been exercised, the shares of our common stock not purchased under such purchase right will be available for issuance under our 2014 ESPP.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2015 by: (i) each director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. We are aware that one or more institutional investors purchased a number of shares of our common stock in amounts representing in excess of five percent of our common stock as of January 31, 2015, and as a result, one or more of such institutional investors may continue to beneficially own in excess of five percent of our common stock as of January 31, 2015. However, as of the date of this Form 10-K, other than as disclosed below, we are not aware of any filings made with the SEC with respect to the beneficial ownership of our common stock by such institutional investors and we were otherwise unable to verify the beneficial ownership of our common stock by any such institutional investor as of the date of this Form 10-K.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock issuable under options or warrants that are exercisable within 60 days after January 31, 2015, are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 23,919,032 shares of our common stock outstanding as of January 31, 2015.
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

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage of Total
Named Executive Officers and Directors:
L. Daniel Browne(1)	514,409	2.12%
Arthur P. Bertolino(2)	46,887	*
Jacob Waugh, M.D.(3)	144,063	*
Robert Byrnes(4)	29,664	*
Ronald W. Eastman(5)	4,134,962	17.29%
Phyllis Gardner, M.D.(6)	5,333	*
James Glasheen, Ph.D.(7)	726,014	3.04%
Mark A. Prygocki	-	-
Angus C. Russell(8)	18,000	*
Jonathan Tunnicliffe(9)	3,096,650	12.95%
Philip J. Vickers, Ph.D.	-	-
Ronald Wooten(9)	3,096,650	12.95%
Directors and officers as a group (total of 14 persons)(10)	8,883,875	36.25%
Greater than 5% Stockholders:
Entities affiliated with Essex VIII(5)	4,134,962	17.29%
Entities affiliated with NovaQuest(9)	3,096,650	12.95%
Entities affiliated with Franklin Resources(11)	2,754,139	11.51%

*    Represents beneficial ownership of less than 1% of the outstanding common stock

(1)
Consists of 217,395 shares of common stock and 296,605 shares of common stock underlying options that are vested and exercisable within 60 days of January 31, 2015 and 409 shares of common stock held by the Dan and Brenda Browne Living Trust. Mr. Browne is a Trustee of the Dan and Brenda Browne Living Trust.

(2)	Consists of 45,453 shares of common stock and 1,434 shares of common stock underlying options that are vested and exercisable within 60 days of January 31, 2015.

(3)	Consists of 31,544 shares of common stock and 112,519 shares of common stock underlying options that are vested and exercisable within 60 days of January 31, 2015.

(4)	Consists of 2,666 shares of common stock and 26,998 shares of common stock underlying options that are vested and exercisable within 60 days of January 31, 2015.

(5)
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

(6)	Consists of 5,333 shares of common stock underlying options that are vested and exercisable within 60 days of January 31, 2015.

(7)
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

(8)	Consists of 18,000 shares of common stock underlying options that are vested and exercisable within 60 days of January 31, 2015.

(9)
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

(10)
Includes shares beneficially owned by all current executive officers and directors of the company. Consists of 8,297,969 shares of common stock and 585,906 shares of common stock underlying options that are vested and exercisable within 60 days of January 31, 2015.

(11)
The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on January 9, 2015, reporting beneficial ownership as of December 31, 2014. According to the Schedule 13G, the reporting persons beneficially own a total of 2,754,139 shares of Common Stock held by Franklin Resources, Inc. (“FRI”), Franklin Advisers, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. The Schedule 13G filed by the reporting persons provides information only as of December 31, 2014, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2014 and January 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions since January 1, 2014 in which (i) we have been a participant, (ii) the amount involved exceeded or will exceed $120,000, and (iii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of their immediate family or person sharing their household, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Item 11. Executive Compensation.”

Issuances of Notes and Warrants Pursuant to Note and Warrant Purchase Agreement

Pursuant to that certain Note and Warrant Purchase Agreement, dated October 8, 2013, as amended, we issued secured subordinated convertible promissory notes, or the 2013 Notes, and warrants to purchase our common stock in an aggregate principal amount of $23.65 million. The outstanding principal amount balance and any accrued interest through October 7, 2014 on the 2013 Notes converted into 1,637,846 shares of common stock at the closing of our IPO at a conversion price equal to the IPO price of $16.00 per share.
The following table summarizes the participation in the 2013 convertible note financing by our executive officers, directors and holders of more than 5% of our capital stock and their affiliated entities during the year ended December 31, 2014:

Name	Aggregate Principal Amount of 2013 Notes Purchased in 2014
Funds affiliated with Essex VIII(1)	$2,000,000
Funds affiliated with NovaQuest(2)	$2,000,000

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

Other Transactions with our Executive Officers, Directors, Key Employees and Significant Stockholders
Stockholder Agreements. In February 2014, in connection with our IPO, we entered into an Amended and Restated Investor Rights Agreement, or the Rights Agreement, which provides certain registration rights to the holders of 10,068,447 shares of our common stock.The following executive officers, directors and holders of more than 5% of our capital stock and their affiliates are parties to the Rights Agreement:

•	Entities affiliated with Essex VIII;

•	Entities affiliated with NovaQuest;

•	Entities affiliated with Technology Partners;

•	Jacob Waugh, M.D.; and

•	L. Daniel Browne and affiliated entities
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
Policies and Procedures for Related Party Transactions. Following our IPO, all future transactions between us and our officers, directors, principal stockholders and their affiliates are subject to approval by the audit committee, or a similar committee consisting of entirely independent directors, according to the terms of our written Related-Person Transactions Policy and Code of Business Conduct and Ethics.
All of the related party transactions described in this section occurred prior to the adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in this policy. However, these transactions were reviewed and approved by our board of directors.
Director Independence
Our board of directors undertook a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that all of our directors except for Mr. Browne, our

President and Chief Executive Officer, representing nine of our ten directors, are “independent directors” as defined under NASDAQ listing rules and the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our company by PricewaterhouseCoopers, or PwC, for the fiscal years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees(1)	$1,266,360	$1,510,688

(1)
Audit Fees consist of professional services rendered in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements. Fees for fiscal 2014 and 2013 also include fees associated with our IPO completed in February 2014, which included review of our quarterly consolidated financial information included in our registration statement on Form S-1 filed with the SEC, as well as delivery of comfort letters, consents and review of documents filed with the SEC. Fees for fiscal 2014 also include fees associated with our follow on offering completed in June 2014, which included delivery of comfort letters, consents and review of documents filed with the SEC.

Auditor Independence
In 2014, there were no other professional services provided by PwC that would have required the audit committee to consider their compatibility with maintaining the independence of PwC.
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

REVANCE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Revance Therapeutics, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Revance Therapeutics, Inc. and its subsidiary at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 4, 2015

REVANCE THERAPEUTICS, INC.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

REVANCE THERAPEUTICS, INC.

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$171,032	$3,914
Restricted cash, current portion	75	75
Prepaid expenses and other current assets	1,624	825
Total current assets	172,731	4,814
Property and equipment, net	19,274	14,315
Restricted cash, net of current portion	435	510
Other non-current assets	29	3,006
TOTAL ASSETS	$192,469	$22,645
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,149	$5,526
Accruals and other current liabilities	4,145	4,161
Deferred revenue, current portion	—	83
Derivative liabilities associated with convertible notes, current portion	—	4,890
Derivative liabilities associated with Medicis settlement, current portion	—	6,684
Financing obligation, current portion	307	—
Convertible notes, current portion	—	12,157
Notes payable, current portion and discount	2,635	10,702
Common stock warrant liability	—	3,358
Total current liabilities	10,236	47,561
Convertible preferred stock warrant liability	—	1,233
Financing obligation, net of current portion	598	—
Note payable, net of current portion and discount	—	2,632
Derivative liabilities associated with Medicis settlement, net of current portion	1,541	1,610
Deferred rent	3,725	3,176
TOTAL LIABILITIES	16,100	56,212
Commitments and Contingencies (Note 10)
Convertible preferred stock, par value $0.001 per share — 5,000,000 and 145,010,269 shares authorized as of December 31, 2014 and 2013, respectively; 0 and 8,689,999 shares issued and outstanding as of December 31, 2014 and 2013, respectively (aggregate liquidation preference of $0 and $215,264 as of December 31, 2014 and 2013, respectively)	—	123,982
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share — 95,000,000 and 224,000,000 shares authorized as of December 31, 2014 and 2013, respectively; 23,774,465 and 260,789 shares issued and outstanding as of December 31, 2014 and 2013, respectively	24	—
Additional paid-in capital	435,142	38,331
Accumulated deficit	(258,797)	(195,880)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	176,369	(157,549)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$192,469	$22,645
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.

Consolidated Statement of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$383	$617	$717
Operating expenses:
Research and development	33,390	27,831	32,708
Sales, general and administrative	19,043	11,011	11,195
Total operating expenses	52,433	38,842	43,903
Loss from operations	(52,050)	(38,225)	(43,186)
Interest income	44	2	7
Interest expense	(10,672)	(15,164)	(28,959)
Change in fair value of derivative liabilities associated with the convertible notes	4,032	2,660	13,860
Changes in fair value of derivative liabilities associated with Medicis settlement	(320)	47	—
Change in fair value of common stock warrant liability	(2,151)	(621)	—
Change in fair value of convertible preferred stock warrant liability	(210)	(743)	125
Loss on settlement of preferred stock warrant	(1,356)	—	—
Other expense, net	(234)	(404)	(106)
Net and comprehensive loss	$(62,917)	$(52,448)	$(58,259)
Net income (loss) attributable to common stockholders (Note 15):
Basic	$(62,917)	$258	$(58,259)
Diluted	$(62,917)	$1,083	$(58,259)
Net income (loss) per share attributable to common stockholders:
Basic	$(3.24)	$1.17	$(290.48)
Diluted	$(3.24)	$1.05	$(290.48)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	19,391,523	220,220	200,560
Diluted	19,391,523	1,029,150	200,560
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2011	1,517,381	95,433	198,499	—	4,585	—	(160,067)	(155,482)
Stock-based compensation expense related to stock options	—	—	—	—	79	—	—	79
Issuance of common stock warrants in connection with convertible notes (September through December)	—	—	—	—	153	—	—	153
Exercise of stock options at $2.55 per share	—	—	2,530	—	6	—	—	6
Exercise of common stock warrants at $0.15 per share	—	—	2,995	—	1	—	—	1
Series C-3 convertible preferred stock modification	—	—	—	—	(3,225)	—	—	(3,225)
Net loss	—	—	—	—	—	—	(58,259)	(58,259)
Balance — December 31, 2012	1,517,381	95,433	204,024	—	1,599	—	(218,326)	(216,727)
Stock-based compensation expense related to stock options	—	—	—	—	548	—	—	548
Conversion of Series A and B convertible preferred stock into Series E-1 convertible preferred stock	—	(11,256)	—	—	—	—	11,256	11,256

REVANCE THERAPEUTICS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Equity (Deficit)
— (Continued)
(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Conversion of Series C convertible preferred stock into Series E-2 convertible preferred stock	—	(39,000)	—	—	—	—	39,000	39,000
Conversion of Series D convertible preferred stock into Series E-3 convertible preferred stock	607,476	(24,638)	—	—	—	—	24,638	24,638
Conversion of 2011 Notes into Series E-4 convertible preferred stock	4,748,484	66,954	—	—	32,008	—	—	32,008
Issuance of Series E-5 convertible preferred stock for cash at $22.50 per share in February through May 2013, net of issuance costs of $132	1,810,441	36,375	—	—	—	—	—	—
Issuance of Series E-5 convertible preferred stock as a deemed dividend	7,911	177	—	—	(177)	—	—	(177)
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	—	—	—	—	4,272	—	—	4,272
Expiration of note payable from stockholder, Series E-1	(1,694)	(63)	—	—	63	—	—	63
Exercise of stock options at $2.55 per share	—	—	4,284	—	11	—	—	11
Exercise of common stock warrants at $0.15 per share	—	—	52,481	—	7	—	—	7
Net loss	—	—	—	—	—	—	(52,448)	(52,448)

REVANCE THERAPEUTICS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Equity (Deficit)
— (Continued)
(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2013	8,689,999	123,982	260,789	—	38,331	—	(195,880)	(157,549)
Issuance of common stock relating to employee stock purchase plan	—	—	25,339	—	349	—	—	349
Stock-based compensation expense related to stock options, restricted stock awards, and employee stock purchase plan	—	—	—	—	6,513	—	—	6,513
Conversion of preferred stock to common stock in connection with initial public offering	(8,689,999)	(123,982)	8,689,999	9	123,972	—	—	123,981
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	1,441	—	—	1,441
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs of $11,800	—	—	6,900,000	7	98,637	—	—	98,644
Issuance of common stock upon conversion of 2013 convertible notes in connection with initial public offering	—	—	1,637,846	2	26,204	—	—	26,206
Issuance of common stock upon net exercise of common stock warrants and related extinguishment of warrant liability in connection with initial public offering	—	—	1,158,443	1	6,489	—	—	6,490

REVANCE THERAPEUTICS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Equity (Deficit)
— (Continued)
(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock in connection with follow on offering, net of underwriting discounts, commissions and issuance costs of $9,000	—	—	4,600,000	5	131,330	—	—	131,335
Issuance of common stock upon net exercise of warrant	—	—	10,613	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	239,000	—	1,422	—	—	1,422
Issuance of restricted stock awards, net of repurchase	—	—	251,325	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	379	—	—	379
Issuance of common stock at $15.45 per share for services rendered	—	—	1,111	—	17	—	—	17
Termination of repurchase rights related to vesting of common stock issued pursuant to early exercises	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	(62,917)	(62,917)
Balance — December 31, 2014	—	$—	23,774,465	$24	$435,142	$—	$(258,797)	$176,369
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,917)	$(52,448)	$(58,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,051	1,881	1,777
Amortization of discount on debt and capital leases	1,250	4,128	7,427
Amortization of debt issuance cost	203	217	300
Revaluation of derivative liabilities associated with convertible notes	(4,032)	(2,660)	(13,860)
Revaluation of derivative liabilities associated with the Medicis settlement	320	(47)	—
Revaluation of common stock warrant liability	2,151	621	—
Revaluation of convertible preferred stock warrant liability	210	(425)	(125)
Extinguishment of warrant liability upon exercise of put option by warrant holder	1,356	—	—
Convertible preferred stock warrant modification remeasurement adjustment	—	1,168	—
Loss on extinguishment of 2013 Notes	8,331	—	—
Stock-based compensation expense	6,530	548	79
Interest on convertible notes converted to convertible preferred stock	—	9,220	18,830
Interest for 2013 Notes and Essex Notes upon issuance, non-cash	271	273	—
Capitalized interest	(972)	(453)	—
Fair value of common stock warrants issued	379	—	—
Effective interest on financing obligation	28	—	—
Modification of Series C-3 convertible preferred stock in accordance with Medicis settlement agreement	—	—	(3,225)
Derivative liabilities recognized as result of Medicis settlement agreement	—	—	15,268
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(999)	422	(1,125)
Other non-current assets	(1,621)	(2,770)	257
Accounts payable	(3,399)	3,193	1,028
Accruals and other current liabilities	2,394	(3,915)	2,976
Payments against Medicis liabilities	(7,073)	(6,927)	—
Deferred rent	549	133	238
Deferred revenue	(83)	83	(10,500)
Net cash used in operating activities	(55,073)	(47,758)	(38,914)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,975)	(6,477)	(319)
Change in restricted cash	75	75	75
Net cash used in investing activities	(6,900)	(6,402)	(244)

REVANCE THERAPEUTICS, INC.

Consolidated Statements of Cash Flows — (Continued)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred follow-on public offering costs	131,880	—	—
Proceeds from issuance of common stock, net of deferred initial public offering costs	102,672	—	—
Proceeds from issuance of convertible notes and notes payable	6,750	21,903	18,170
Principal payments made on capital leases and financing obligation	(228)	(982)	(1,154)
Principal payments made on notes payable	(12,316)	(7,594)	(3,403)
Proceeds from the exercise of stock options and employee stock purchase plan	1,771	11	6
Payments to settle warrants	(1,438)	—	—
Proceeds from the exercise of common stock warrants	—	7	1
Proceeds from issuance of convertible preferred stock, net	—	40,646	—
Net cash provided by financing activities	229,091	53,991	13,620
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,118	(169)	(25,538)
CASH AND CASH EQUIVALENTS — Beginning of period	3,914	4,083	29,621
CASH AND CASH EQUIVALENTS — End of period	$171,032	$3,914	$4,083
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,182	$1,590	$2,302
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of Series E-1, E-2, E-3, E-4 and E-5 preferred stock into common stock	$123,982	$—	$—
Conversion of 2013 Notes into common stock	$26,206	$—	$—
Issuance of common stock upon net exercise of common stock warrants in connection with IPO	$6,490	$—	$—
Fair value in excess of debt host for derivative liabilities associated with convertible notes	$1,050	$5,750	$2,255
Deferred initial public offering costs	$4,028	$2,490	$—
Deferred follow-on public offering costs	$546	$—	$—
Conversion of preferred stock warrants to common stock warrants	$1,441	$—	$—
Conversion of Essex Notes into financing obligations	$1,095	$—	$—
Termination of stock option repurchase right	$58	$—	$—
Capital contribution on the extinguishment of the prior convertible preferred stock	$—	$74,894	$—
Capital contribution on the extinguishment of the 2011 Notes	$—	$32,008	$—
Deemed dividend on issuance of Series E-5 convertible preferred stock	$—	$177	$—
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	$—	$4,272	$153
Issuance of common stock warrants in connection with the 2013 Notes	$981	$2,737	$—
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$1,348	$2,285	$—
Issuance of convertible preferred stock warrants	$80	$139	$—
Fair value of common stock warrants issued	$379	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements December 31, 2014 and 2013
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, combined with its patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. The Company's proprietary TransMTS technology enables delivery of botulinum toxin type A through two novel dose formulations, topical product candidate RT001 and injectable product candidate RT002. The Company is pursuing clinical development for RT001 and RT002 in a broad spectrum of aesthetic and therapeutic indications. The Company holds worldwide rights for all indications of RT001, RT002 and our TransMTS technology platform.
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
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. The Company has recorded net losses of $62.9 million, $52.4 million and $58.3 million for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the Company had a working capital surplus of $162.5 million and an accumulated deficit of $258.8 million. The Company has funded its operations primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of December 31, 2014, the Company had capital resources consisting of cash and cash equivalents of $171.0 million. The Company believes that its existing cash and cash equivalents will allow the Company to fund its operating plan through at least the next 12 months.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company include the Company’s accounts and those of its wholly-owned subsidiary, Revance Therapeutics Limited, and have been prepared in conformity with accounting principles generally accepted

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

in the United States of America, or US GAAP. All significant intercompany transactions and balances have been eliminated during consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include the fair value of common stock, stock-based compensation, fair value of convertible preferred stock and warrants, fair value of derivatives, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.
Risks and Uncertainties
The product candidates developed by the Company require approvals from the U.S. Food and Drug Administration (FDA) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current and future product candidates will meet desired efficacy and safety requirements to obtain the necessary approvals. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its consolidated financial statements.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Under the Company's Investment Policy, the Company limits its credit exposure by investing in highly liquid funds with high credit quality. The Company’s cash and cash equivalents are held in the United States of America. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
 Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit and money market funds.
Restricted Cash
Deposits of $510,000 and $585,000 were restricted from withdrawal as of December 31, 2014 and 2013. The restriction is related to securing the Company’s facility lease and expires in 2025 in accordance with the operating lease agreement, as amended. The restrictions on these balances are being released at a rate of $75,000 per year until the balance is $400,000 and then remain at that limit until the end of the lease. These balances are included in restricted cash on the accompanying consolidated balance sheets.
Fair Value of Financial Instruments
The Company uses fair value measurements to record fair value adjustments to certain financial and non-financial assets and liabilities to determine fair value disclosures. The accounting standards define fair value, establish a framework for measuring fair value, and require disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the principal or most advantageous market in which the Company would transact are considered along with assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The accounting standard for fair value establishes a fair value hierarchy based on three levels of inputs, the

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

first two of which are considered observable and the last unobservable, that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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

Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment and lab equipment is depreciated over 3 and 5 years, respectively. Prior to 2014, furniture and fixtures were depreciated over 7 years, however, the Company revised its estimate to 5 years for all assets in this category beginning in 2014. Additionally, prior to 2014, manufacturing equipment was depreciation over 5 years, however, the Company revised its estimate to 7 years for all assets in this category beginning in 2014. Repairs and maintenance that do not extend the life or improve an asset are expensed in the period incurred.

Leasehold improvements are amortized over the lesser of 15 years or the term of the lease. Repairs and maintenance are charged to operations as incurred. When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows, attributable to these assets. Should impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from those assets. There have been no such impairments of long-lived assets as of and for the years ended December 31, 2014, 2013, and 2012.
Clinical Trial Accruals
Clinical trial costs are charged to research and development expense as incurred. The Company accrues for expenses resulting from obligations under contracts with clinical research organizations (CROs) and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid asset which will be amortized in accordance with the contractual terms. In addition to pass-through costs, the Company incurs costs in clinical trials in three distinct phases as follows:

(i)
Start-up Phase — This phase includes the initial set-up of the clinical trial and usually occurs within a few months after the contract has been executed and includes costs which are expensed ratably over the start-up phase. Start-up

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The Company determines accrual estimates through reports from and discussion with clinical personnel and outside services providers as to the progress or state of completion of trials, or the services completed. The Company estimates accrued expenses as of each balance sheet date in the consolidated financial statements based on the facts and circumstances known to the Company at that time. The Company’s clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs and other third party vendors.

Revenue
The Company recognizes revenue when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured.
In August 2011, the Company entered into an asset purchase and royalty agreement for the sale of the Relastin product line for $0.05 million and royalties on future sales of Relastin. Accordingly, under the Relastin asset purchase agreement, the Company recognized royalty revenue of $0.3 million during each of the years ended December 31, 2014, 2013, and 2012 and $0.2 million in milestone revenue in the year ended December 31, 2013 for achievement of a one-time milestone.
License revenue during the years ended December 31, 2014, 2013, and 2012 resulted from a nonrefundable technology license fee which was deferred and recognized over the estimated period of performance. The Company estimated the performance period as the remaining life of the underlying patent at the inception of the license agreement, which was periodically reevaluated. License revenue for the year ended December 31, 2014 resulted from a nonrefundable technology access fee pursuant to an exclusive technology evaluation agreement. The Company received an upfront payment of $0.3 million, which was deferred and recognized over the estimated performance period.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differences in accounting for reporting purposes and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations and comprehensive loss become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.
The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2014 and 2013. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal.
Stock-Based Compensation
The Company has equity incentive plans under which various types of equity-based awards, including incentive stock options, nonqualified stock options, and restricted stock awards, may be granted to employees and nonemployee consultants. The Company also has an inducement plan under which various types of equity-based awards, including nonqualified stock options and restricted stock awards, may be granted to new employees.
For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. For restricted stock awards to employees, the fair value is based on the closing price of the Company's common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover, and other related factors.
Stock-based compensation expense related to stock options granted to nonemployees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards vest over the time period the Company expects to receive services from the nonemployee.
Warrants
The Company has issued freestanding warrants to purchase shares of common stock and convertible preferred stock in connection with certain debt and lease transactions. The warrants are recorded at fair value using the Black-Scholes option pricing model.
 Common Stock Warrants
Prior to completion of the IPO, the Company accounted for warrants to purchase shares of its common stock in connection with the 2013 Notes as liabilities at fair value because these warrants may have obligated the Company to transfer assets to the holders at a future date under certain circumstances, such as change of control. The Company remeasured these warrants to current fair value at each balance sheet date, with changes in fair value recognized as a change in fair value of the warrant liability on the consolidated statements of operations and comprehensive loss. Upon completion of the IPO, these warrant liabilities were remeasured to fair value and settled in conjunction with a cashless net exercise of these warrants. Common stock warrants classified as equity at inception are recorded to additional paid-in capital at fair value upon issuance.
Convertible Preferred Stock Warrants
The Company accounted for previously outstanding warrants to purchase shares of its convertible preferred stock that are contingently redeemable as liabilities at their estimated fair value because these warrants obligated the Company to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The warrants were subject to remeasurement to fair value at each balance sheet date, with changes in fair value recognized as change in fair value of convertible preferred stock warrant liability on the consolidated statements of operations and comprehensive loss. Upon completion of the IPO, the convertible preferred stock warrants converted into equity-classified warrants to purchase shares of common stock.
Derivative Liabilities
The Company bifurcated and separately accounted for derivative instruments related to redemption and conversion features embedded within previously outstanding convertible notes and other derivative instruments related to payment provisions underlying the Medicis settlement. These derivatives are accounted for as liabilities, which will be remeasured to fair value as of each balance sheet date, with changes in fair value recognized in the Consolidated Statements of Operations and

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Loss. The derivative liabilities associated with the 2013 Convertible Notes are no longer outstanding due to the conversion of the related convertible notes upon the IPO in February 2014. The Company will continue to record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the related settlement payments have been paid.
Comprehensive Loss
Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no material items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.
Net Income (Loss) per Share Attributable to Common Stockholders
The Company calculates its basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, the Company determines whether it has net income attributable to common stockholders, which includes the results of operations, capital contributions and deemed dividends less current period convertible preferred stock non-cumulative dividends. If it is determined that the Company does have net income attributable to common stockholders during a period, the related undistributed earnings are then allocated between common stock and the convertible preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders. The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The diluted net income (loss) per share attributable to common stockholders also includes vested restricted stock awards and, if the effect is not anti-dilutive, unvested restricted stock awards. For purposes of this calculation, options to purchase common stock, restricted stock, and common stock warrants are considered common stock equivalents.

Interest Expense
Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vii) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which will require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year of the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The guidance defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. The guidance is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

3. License Agreements
In June 2013, the Company entered into an exclusive technology evaluation agreement with the Procter and Gamble Company to co-develop and explore applications of the TransMTS® delivery technology in two classes of over-the-counter cosmetic compounds. In connection with this agreement, the Company recognized license revenue of $0.1 million during the year ended December 31, 2014, and the Company received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and is being recognized over the estimated performance period of 9 months. The Company recognized total license revenue of $0.1 million, $0.2 million, and $0.4 million during the years ended December 31, 2014, 2013, and 2012.
In July 2009, the Company and Medicis Pharmaceutical Corporation, or Medicis, entered into a license agreement (License Agreement) granting Medicis worldwide aesthetic and dermatological rights to the Company’s investigational, injectable botulinum toxin type A product candidate in exchange for an upfront payment of $10.0 million plus additional milestone payments. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012. The Company recognized these payments in the prior years as license revenue over the estimated performance period which was estimated as the remaining life of the underlying patent at the inception of the license agreement.
In February 2007, the Company entered into a license and service agreement and a manufacturing and supply agreement with List Biological Laboratories, Inc. (List Laboratories), a developer of botulinum toxin. The agreement, as amended in April 2009, included certain milestone payments for the preparation of botulinum toxin and the development of the toxin manufacturing process as well as royalties from future sales of botulinum toxin. The Company expensed research and development costs associated with manufacturing for RT001 of $2.0 million for the year ended December 31, 2012 with no such costs in December 31, 2014 and 2013.
4. Medicis Settlement
In October 2012, the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 and RT002 from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in 2013 and the remaining $7.1 million was paid in 2014, and (iii) $4.0 million to be paid upon the achievement of specified regulatory milestones by the Company, or Product Approval Payment. Beginning on the third anniversary of the Settlement Date, any unpaid amount will begin to accrue interest at a rate of 8% per annum.
The Company determined that the settlement provisions related to the Proceeds Sharing Arrangement Payment in (ii) above and Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability and periodic fair value remeasurements until settled.
As of December 31, 2013, the Proceeds Sharing Arrangement Payment derivative was remeasured to fair value. The fair value of the Proceeds Sharing Arrangement Payment derivative as of December 31, 2013 of $6.7 million was determined using an option pricing model with the following assumption: expected term of 0.1-0.5 years, risk-free rate of 0.01% — 0.10% and volatility of 37.00% — 47.50%. Upon the completion of our IPO, we paid $7.1 million in settlement of our remaining obligation for the Proceeds Sharing Arrangement Payment. At the settlement date, the derivative liability was remeasured to the

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

fair value of the obligation due, or $7.1 million, and the Company recorded $0.3 million to remeasure the fair value of the derivative for the remaining obligation through the date of settlement, or February 13, 2014.
The fair value of the Product Approval Payment derivative as of December 31, 2013 in the amount of $1.6 million was determined by updating the estimate of the timing and probability of the related approval and a discount factor assuming a term of 3.25 years, a risk-free rate of 0.9% and a credit risk adjustment of 6.0%. As of December 31, 2014, the Company determined the fair value of its liability for the Product Approval Payment was $1.5 million, which was measured by assuming a term of 3.5 years, a risk-free rate of 1.2% and a credit risk adjustment of 6.5%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in mid-2018. The Company did not make any payments under the Product Approval Payment during the year ended December 31, 2014.
As a result of the fair value measurements during the year ended December 31, 2014 and 2013, the Company recognized $0.3 million aggregate loss and $0.05 million aggregate gain, respectively.
5. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. These liabilities, consisting of derivative liabilities associated with convertible notes, derivative liabilities associated with the Medicis settlement, common stock warrant liabilities, and convertible preferred stock warrant liabilities, are considered Level 3 instruments. The fair value of these instruments was as follows (in thousands):

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$166,038	$166,038	$—	$—
Total assets measured at fair value	$166,038	$166,038	$—	$—

As of December 31, 2013, the Company did not hold any assets that were measured at fair value on a recurring basis.

	As of December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with the Medicis settlement	$1,541	$—	$—	$1,541
Total liabilities measured at fair value	$1,541	$—	$—	$1,541

	As of December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with convertible notes	$4,890	$—	$—	$4,890
Derivative liabilities associated with the Medicis settlement	8,294	—	—	8,294
Common stock warrant liability	3,358	—	—	3,358
Convertible preferred stock warrant liability	1,233	—	—	1,233
Total liabilities measured at fair value	$17,775	$—	$—	$17,775
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2014 and 2013.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Derivative Liability Associated with Convertible Notes	Derivative Liability Associated with the Medicis Settlement	Common Stock Warrant Liability	Convertible Preferred Stock Warrant Liability
Fair value as of December 31, 2012	$1,800	$15,268	$—	$351
Fair value of financial instruments issued	5,750	—	2,737	139
Payments against Medicis liabilities	—	(6,927)	—	—
Modification remeasurement	—	—	—	1,168
Change in fair value	(2,660)	(47)	621	(425)
Fair value as of December 31, 2013	4,890	8,294	3,358	1,233
Fair value of financial instruments issued	1,050	—	981	80
Cash payments against Medicis liabilities	—	(7,073)	—	—
Change in fair value	(4,032)	320	2,151	210
Extinguishment of warrant liability upon exercise of put option by warrant holder	—	—	—	(82)
Balance upon conversion	(1,908)	—	(6,490)	(1,441)
Fair value as of December 31, 2014	$—	$1,541	$—	$—

Level 3 instruments consist of the Company’s derivative liabilities related to convertible notes, derivative liabilities related to the Medicis settlement, common stock warrant liabilities, and convertible preferred stock warrant liabilities.
The fair value of the derivative liabilities associated with the convertible notes was measured using the Monte Carlo valuation methodology (Note 8). Inputs used to determine estimated fair value of these derivative instruments include the probability estimates of potential settlement scenarios for the convertible notes, a present value discount rate and an estimate of the expected timing of settlement. The significant unobservable inputs used in the fair value measurement of the derivatives associated with the convertible notes are the scenario probabilities and the discount rate estimated at the valuation date. Generally, increases or decreases in the discount rate would result in a directionally opposite impact to the fair value measurement of this derivative instrument. Also, changes in the probability scenarios would have had varying impacts depending on the weighting of each specific scenario. As discussed further in Note 8, heavier weighting towards a change in control, a private investment in public equity transaction or IPO would result in an increase in fair value of this derivative instrument. The fair value upon the IPO took into account a 100% weighting towards the IPO scenario.
The fair value of one of the derivative liabilities resulting from the Medicis litigation settlement, specifically the previously outstanding liability for the derivative related to the Proceeds Sharing Arrangement Payment (Note 4), was measured using an option pricing model (Note 8). Inputs used to determine estimated fair value of this derivative include the equity value of the Company, expected timing of the respective settlement payments, a risk-free interest rate and the expected volatility. The significant unobservable inputs used in the fair value measurement of the Proceeds Sharing Arrangement Payment derivative are the equity value of the Company and the expected timing of the payments at the valuation date. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The Company settled the remaining obligation under the Proceeds Sharing Arrangement upon the IPO, and remeasured the liability to the value of the remaining Proceeds Sharing Arrangement Payment of $7.1 million.
The fair value of the remaining derivative liability resulting from the Medicis litigation settlement, specifically the derivative related to the Product Approval Payment (Note 4), was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment (Note 4). The significant unobservable inputs used in the fair value measurement of the Product Approval Payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.
The fair values of the outstanding common stock warrants and previously outstanding convertible preferred stock warrants were measured using the Black-Scholes option-pricing model (Note 13). Inputs used to determine estimated fair value

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date and the estimated term of the warrants.

6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2014	2013
Research equipment	$10,914	$9,045
Computer equipment	477	496
Furniture and fixtures	534	451
Leasehold improvements	3,833	3,632
Construction in progress	13,422	8,880
Total property and equipment	29,180	22,504
Less: accumulated depreciation and amortization	(9,906)	(8,189)
Property and equipment, net	$19,274	$14,315
Depreciation expense was $2.1 million, $1.9 million, and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the Company had obligations to make future payments to certain vendors that become due and payable during the construction of its manufacturing facilities in Newark, California. The arrangement was accounted for as construction-in-progress and the outstanding obligations as of December 31, 2014 and 2013 were $0.5 million and $1.8 million, respectively. The Company capitalized interest costs in the amount of $1.0 million and $0.5 million within construction-in-progress during the years ended December 31, 2014 and 2013, respectively. The Company did not capitalize interest costs during the year ended December 31, 2012.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Prepaid expenses	$1,085	$531
Accounts receivable	300	225
Other current assets	239	69
Total prepaid expenses and other current assets	$1,624	$825

Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following (in thousands):

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of December 31,
	2014	2013
Accrued compensation	$2,088	$689
Accrued professional service fees	577	367
Accrued manufacturing and quality control costs	361	—
Accrued clinical trial expenses	322	169
Accrued fixed assets	266	—
Accrued construction-in-progress obligations	60	1,757
Accrued interest on notes payable	23	478
Accrued initial public offering costs	—	506
Other current liabilities	448	195
Total accruals and other current liabilities	$4,145	$4,161
Other Non-Current Assets
Other non-current assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Deferred initial public offering costs	$—	$2,812
Unamortized debt issuance costs	—	194
Prepaid expenses, non-current	$29	$—
Total other non-current assets	$29	$3,006
7. Notes Payable
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
The Hercules Notes Payable, which matures in March 2015, is collateralized by all assets of the Company, and bears interest at the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25% per annum and contains covenants that require, among other things, that the Company seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 45 days after the end of each quarter. Starting in July 2012, the loan is to be repaid in 33 equal monthly payments of principal and interest of $0.8 million plus an end of term payment of $0.5 million if the loan is prepaid, or $0.4 million if paid upon maturity. The loan also allows for prepayment at any time with a premium ranging from 1% to 4% of $15.0 million, depending on when the prepayment occurs.
In connection with the Hercules Notes Payable, the Company issued warrants to purchase 17,977 shares of Series D convertible preferred stock at $66.75 per share, which converted to warrants to purchase common stock upon the Company's IPO. The fair value of the warrants of $0.1 million was recorded as a debt discount and is amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $0.04 million, $0.1 million and $0.04 million from the amortization of the warrant related debt discount for the years ended December 31, 2014, 2013 and 2012, respectively. The unamortized debt discount balance was $0.01 million and $0.04 million as of December 31, 2014 and 2013, respectively. The Company incurred $0.5 million of debt issuance costs in connection with the Hercules Notes Payable which is also being amortized to interest expense over the term of the borrowings. The Company recognized interest expense of $0.2 million from the amortization of the debt issuance costs during each of the years ended December 31, 2014, 2013 and 2012,

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

respectively. The unamortized debt issuance costs balances were $0.04 million and $0.2 million as of December 31, 2014 and 2013, respectively.
As of December 31, 2014, future principal payments under the Hercules Notes Payable are as follows (in thousands):

Year Ending December 31,
2015	2,641
Total principal payments	2,641
Less: debt discount	(6)
Less: current portion	(2,635)
Long-term portion of notes payable	$—
The Company made principal and interest payments on the Hercules Notes Payable of $9.2 million during each of the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the outstanding Hercules Notes Payable balance was $2.6 million.
Essex Capital Notes
On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 commercial fill/finish line, or the Fill/Finish Line. Under the Loan and Lease Agreement, with the issuance of each Note the Company will issue warrants to purchase its capital stock. The Essex Notes incurred interest at 11.5% until the completion of the IPO in February 2014. Subsequent to the IPO, the notes incurred interest at 10.375% per annum. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility, and an additional $2.5 million in January 2014 under short-term notes. In May 2014, pursuant to the terms of this agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance by $1.1 million. Pursuant to the Loan and Lease Agreement, the Company sold and leased the equipment back from Essex Capital. This transaction does not qualify for sale-leaseback accounting due to the Company’s continuing involvement. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method. As of December 31, 2014, the aggregate total future minimum lease payments under the financing obligation were as follows (in thousands):

Year Ending December 31,
2015	423
2016	423
2017	141
Total payments	987

On December 17, 2014, the Company entered into the First Amendment to the Loan and Lease Agreement with Essex Capital. Under the terms of this Amendment, the Company agreed to repay the outstanding debt balance of $3.9 million and issue a warrant to purchase 44,753 shares of common stock. In February 2015, the Company executed the Second Amendment to the Loan and Lease Agreement, under which the term of the facility was extended to April 15, 2015 and the purchase price of the equipment was increased by $0.1 million to approximately $9.8 million. Concurrently with this sale, the Company will lease the IMA Life equipment from Essex Capital for a fixed monthly payment to be paid monthly over 3 years. At the end of the lease the Company will have the option to purchase the leased equipment for 10% of the original purchase amount.
In connection with the Essex Notes, the Company issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock in both December 2013 and January 2014. Subsequent to the February 2014 IPO, the previously issued warrants to purchase shares of Series E-5 convertible preferred stock converted into warrants to purchase shares of common stock. The fair value of the warrants at the issuance date of $0.2 million and debt issuance costs totaling $0.03 million were recorded as discount on debt, and will be amortized to interest expense using the straight-line method over the loan term. The Company

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

recognized interest expense $0.2 million and $0.004 million for the amortization of the warrant related debt discount for the years ended December 31, 2014 and 2013, respectively. The unamortized debt discount balance was $0 million and $0.2 million as of December 31, 2014 and 2013, respectively.
Additionally, the Company made interest payments on the Essex Notes in the amount of $0.4 million and $0 million for the years ended December 31, 2014 and 2013, respectively. In December 2014, the Company repaid the Essex Notes principal balance of $3.9 million in full.
8. Convertible Notes, Warrants, and Related Derivatives

2011 Convertible Notes and Common Stock Warrants
In January 2011, the Company entered into a convertible promissory note agreement, or the 2011 Notes to borrow up to $15.0 million in 3 installments in the form of convertible debt. In May 2011, the Company amended the credit facility to modify the maturity date of the initial three installments and borrowed an additional amount of $30.0 million from new investors. Between September and December 2012, the Company completed three additional installments of 2011 Notes in the amount of $18.2 million. Of the 2011 Notes issued, an aggregate of $40.6 million were issued to related parties of which $30.9 million were issued to existing stockholders with holdings of 5% or more of the outstanding equity of the Company at the time of issuance. These holders were determined to be related parties because they include holders of convertible preferred stock and board members who can influence the conversion or redemption of the 2011 Notes.
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
In connection with the issuance of the 2011 Notes, the Company incurred debt issuance costs of $43,000 during the year ended December 31, 2012. These amounts were recorded as a deferred charge to be amortized to interest expense over the terms of the borrowings. The Company recognized interest expense from the amortization of the debt issuance costs of $62,000 and $145,000 during the years ended December 31, 2013 and 2012, respectively. The unamortized debt issuance costs balance was $103,000 as of December 31, 2012. There was no unamortized debt issuance cost balance or interest expense as of December 31, 2014 as the 2011 Notes were no longer outstanding.

Also, in connection with the issuance of the 2011 Notes, the Company issued warrants to purchase 77,521 shares of common stock and with a fair value of $153,000 during the year ended December 31, 2012, with an exercise price of $0.15 per share. The relative fair value of the warrants was recorded as debt discount which was amortized to interest expense over the loan term. The Company recognized interest expense of $214,000 and $260,000 from the amortization of the warrant related debt discounts during the years ended December 31, 2013 and 2012, respectively. There was no unamortized warrant related debt discount balance as of December 31, 2014 and 2013 as the 2011 Notes were no longer outstanding.
Also, in connection with the 2011 Notes, the Company determined that the conversion and redemption features were embedded derivatives requiring bifurcation and separate accounting. The fair value of the derivative liabilities associated with the 2011 Notes at the time of issuance was recognized as an additional debt discount and was amortized to interest expense over the term of the 2011 Notes. The Company recognized interest expense of $2.8 million and $7.1 million from the amortization of the derivative liability related debt discounts during the years ended December 31, 2013 and 2012, respectively. In the year

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

ended December 31, 2013, the 2011 Notes converted into shares of Series E-4 convertible preferred stock. Immediately prior to the conversion, the Company determined that the fair value of the derivative liabilities associated with the convertible notes were reduced to zero. There was no unamortized derivative related debt discount balances as of December 31, 2014 and 2013 as the 2011 Notes were no longer outstanding.
2013 Convertible Notes, Common Stock Warrants, and Related Derivatives
In October 2013, the Company entered into a convertible promissory note and warrant agreement, referred to as the 2013 Notes, to borrow up to $30.0 million. The Company borrowed $19.4 million in the fourth quarter of 2013. In January 2014, the Company issued an additional $4.3 million in 2013 Notes. The 2013 Notes bear interest at 12% per annum and mature in October 2014. In February 2014, in connection with the Company’s IPO, the 2013 Notes with a principal amount, accrued interest through the date of the IPO, remaining interest due through October 7, 2014, and derivative liability totaling $26.2 million converted into 1,637,846 shares of the Company’s common stock.
In connection with the issuance of the 2013 Notes, the Company issued warrants to purchase 409,450 shares of common stock. As of December 31, 2013, the fair value of these warrants of $2.7 million was classified as a liability and recorded as a debt discount that will be amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $1.3 million for the amortization of the warrant and embedded derivative related debt discount for the year ended December 31, 2013. In February 2014, in connection with the Company’s IPO, these warrants were net exercised for 405,594 shares of common stock.
Additionally, the 2013 Notes had conversion and redemption features which were determined to be embedded derivatives, requiring bifurcation and separate fair value accounting. Accordingly, the Company recorded an embedded derivative liability of $5.8 million associated with the 2013 Notes on the date of issuance. The fair value of these derivative instruments was recognized as an additional discount and as a derivative liability on the consolidated balance sheets upon issuance of the respective convertible notes. The derivative liability required periodic remeasurements to fair value while the derivative was still outstanding and accordingly, the Company recognized remeasurement gains for the 2013 Notes during the years ended December 31, 2014 and 2013 of $4.0 million and $0.9 million, respectively. Immediately prior to the conversion, the Company determined that the fair value of the derivative liabilities associated with the convertible notes was reduced to $1.9 million, the value of interest due to note holders from the date of the IPO through the maturity date of the loan in October 2014.
Prior to conversion, the fair value of the derivative liabilities associated with convertible notes was determined upon issuance and at December 31, 2013 using “Monte Carlo” simulation with the following weighted-average assumptions:

	As of December 31, 2013	As of Issuance
Expected term (in years)	0.8	0.9
Discount rate	16.5%	15.0%
Weighted-average scenario probabilities:
Maturity	5.0%	5.0%
Qualified financing	5.0%	20.0%
Initial public offering	80.0%	60.0%
Change in control	10.0%	15.0%
Upon the conversion of the 2013 Notes into shares of common stock, the Company applied extinguishment accounting resulting in a loss of $8.3 million. As of the date of conversion, the Company was in compliance with all covenants in the 2013 Notes.

During the year ended December 31, 2014, the Company recognized non-cash interest expense of $9.6 million related to the 2013 Notes, including amortization of warrant-related debt discount of approximately $0.4 million up to the date of conversion, amortization of the derivative-related debt discount of $0.6 million up to the date of conversion, accrued interest of $0.3 million up to the date of conversion and a loss on extinguishment of $8.3 million upon conversion of the 2013 Notes into common stock. The unamortized debt discount balance was $7.2 million as of December 31, 2013.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

9. Interest Expense
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
The interest expense by cash and non-cash components is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense
Cash related interest expense (1)	$(1,182)	$(1,590)	$(2,302)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	(203)	(490)	(300)
Non-cash interest expense — warrant and derivative related debt discounts	(650)	(4,128)	(7,427)
Non-cash interest expense — convertible notes	(1,250)	(9,409)	(18,930)
Loss on extinguishment of 2013 Notes	(8,331)	—	—
Effective interest on financing obligation	(28)	—	—
Capitalized interest expense (2)	972	453	—
Total non-cash interest expense	(9,490)	(13,574)	(26,657)

Total interest expense	$(10,672)	$(15,164)	$(28,959)

(1)	Cash related interest expense included interest payments to Hercules Notes Payable and Essex Notes.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

10. Commitments and Contingencies
Facility Lease
In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. This facility will be used for research, manufacturing, and administrative functions.

In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. As part of this agreement, the Lessor shall provide the Company with a tenant improvement allowance during 2014 in an amount not to exceed $3.0 million. Under the terms of the lease agreement, the Company will make total rent payments of $72.8 million for a period of 15 years commencing in January 2010 which was determined to be an operating lease. The payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022, however, the Company recognizes the expense on a straight-line basis over the life of the lease.
Rent expense for the years ended December 31, 2014, 2013 and 2012 was $5.2 million, $4.4 million, and $4.4 million. As of December 31, 2014, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

Year Ending December 31,
2015	$5,070
2016	5,222
2017	5,394
2018	5,578
2019 and thereafter	32,354
Total payments	$53,618
Other Milestone-Based Commitments
The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to the Company’s manufacturing facility. These agreements, which total $15.1 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.
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
11. Common Stock
As of December 31, 2014, the Company was authorized to issue up to 95,000,000 shares of par value $0.001 per share common stock.
As of December 31, 2014 and 2013, the Company had no shares and 3,333 shares of common stock subject to repurchase. The Company has also issued shares of common stock as a result of stock option exercises throughout its existence. Common stockholders are entitled to dividends when and if declared by the Board of Directors subject to the prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote. The common stockholders voting as a class are entitled to elect one member to the Company’s Board of Directors. As of December 31, 2014, no dividends have been declared.

The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2014	2013
Issuances under stock incentive plans	91,634	202,562
Issuances upon exercise of common stock warrants	198,662	760,087
Issuances under employee stock purchase plan	174,661	—
Issuances under inducement plan	141,500	—
Conversion of convertible preferred stock	—	8,689,999
Issuances upon exercise of convertible preferred stock warrants	—	184,486
	606,457	9,837,134
12. Convertible Preferred Stock
Upon completion of the Company’s IPO in February 2014, the shares of convertible preferred stock were converted into 8,689,999 shares of common stock at a ratio of 1:1. As of December 31, 2014, there was no preferred stock outstanding.

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
During the year ended December 31, 2013, the Company raised $40.8 million through the issuance of 1,818,390 shares of Series E-5 convertible preferred stock at a price of $22.425 per share. In addition, the Company issued approximately 4.7 million shares of Series E-4 convertible preferred stock with the conversion of the outstanding principal and accrued interest of the 2011 Notes (Note 8). Also in March 2013, in conjunction with the Series E-5 preferred stock financing, the Company’s previously outstanding convertible preferred stock was exchanged for shares of Series E convertible preferred stock as follows: (i) Series A and B convertible preferred stock converted into Series E-1 convertible preferred stock on a 1-for-1 basis, (ii) Series C convertible preferred stock converted into Series E-2 convertible preferred stock on a 1-for-1 basis, and (iii) Series D convertible preferred stock converted into Series E-3 convertible preferred stock on a 1-for-2.119 basis. Upon the exchange of the prior series of convertible preferred stock into the respective Series E convertible preferred stock, all outstanding shares of Series A, B-1, B-2, C-1, C-2, C-3 and D convertible preferred stock were surrendered and canceled. The exchange of the prior shares of convertible preferred stock into the respective series of Series E convertible preferred stock was accounted for as a preferred stock extinguishment. As a result of the preferred stock extinguishment and the related conversion, the Company recognized a capital contribution of $74.9 million as a benefit to net income per share attributable to common stockholders during the year ended December 31, 2013. The $74.9 million capital contribution was calculated based on the difference between the fair value of the newly issued shares of Series E convertible preferred stock as a result of the exchange and the carrying value of the previously outstanding shares of Series A, B-1, B-2, C-1, C-2, C-3 and D convertible preferred stock. The fair value of the Series E convertible preferred stock was estimated by the Company’s Board of Directors with assistance from a third party valuation that utilized methodologies and assumptions consistent with the March 31, 2013 common stock valuation. The March 31, 2013 valuation was prepared on a minority, non-marketable interest basis. The Company’s aggregate enterprise value was determined using the income approach and a form of market approach under the probability weighted expected return method or the PWERM. Under the PWERM market-based approach, all of the shares of Company’s convertible preferred stock are assumed to convert automatically upon the closing of an initial public offering. The elimination of economic rights and preferences between each of the classes of Series E convertible preferred stock in connection with an initial public offering results in fair values that are equal across each class of shares. The Series E-1, E-2, E-3, E-4 and E-5 convertible preferred stock were valued at $15.00 per share prior to any discount for lack of marketability.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

Under the income approach, the value of each security is conditioned upon its respective rights and restrictions, including liquidation preference, ranking, and conversion rights, such that shares of Series E-1, E-2, E-3 and E-4 convertible preferred stock are valued less than shares of Series E-5 convertible preferred stock. The Series E-5 convertible preferred stock was valued at $33.60 per share prior to any discount for lack of marketability, while the Series E-4, E-3, E-2, and E-1 convertible preferred stock were valued at $12.60, $1.95, $1.05, and $0.75 per share prior to any discount for lack of marketability based on the change of control scenarios considered in the March 31, 2013 valuation. The resulting convertible preferred stock fair values were then weighted by estimating a 60% probability to the fair value determined under the PWERM market-based approach and a 40% probability to the fair value determined under the income approach. The outcome of this weighted-average Series E-5 convertible preferred stock value was concluded to be $22.50 per share, which reconciles to the Series E-5 convertible preferred stock issue price. The same weighting was applied to all of the other convertible preferred stock securities to derive their concluded values, all of which were below the concluded value for the Series E-5 convertible preferred stock.
The Series E-5 preferred stock financing occurred in multiple closings during the year ended December 31, 2013. Included in the first closing in February 2013 was a $2.1 million forward purchase commitment by the purchaser to buy an additional 93,333 shares of Series E-5 convertible preferred stock. This commitment was determined to be a liability since it embodied an obligation that could have required settlement by transfer of assets if the underlying convertible preferred stock was redeemed. The fair value of the liability upon issuance was not significant and the commitment was settled during the March 2013 closings. The purchasers in the first closing, who paid a higher per share price than the purchasers in the second closing, were provided with an additional 7,911 shares of Series E-5 convertible preferred stock to bring their per share equal to the per share price paid by the purchasers in the March 2013 closings. The fair value of the additional share issuance was recognized as a deemed dividend of $177,000 during the year ended December 31, 2013. The capital contribution for the extinguishment of the prior convertible preferred stock and the deemed dividend for the additional share issuance only impact the net income per share attributable to common stockholders for the period (Note 15).
The Company recorded the convertible preferred stock at fair value on the dates of issuance. The Company classifies the convertible preferred stock outside of stockholders’ equity (deficit) (as Mezzanine) because the shares contain liquidation features that are not solely within the Company’s control. For the year ended December 31, 2013, the Company did not adjust the carrying values of the convertible preferred stock to the deemed redemption values of such shares since a liquidation event was not probable. Subsequent adjustments to increase the carrying values to the ultimate redemption values will be made only when it becomes probable that such a liquidation event will occur.
13. Warrants

As of December 31, 2014, the Company had no convertible preferred stock warrants outstanding.
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

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

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
In January 2014, in connection with the Company’s issuance of notes payable to Essex Capital (Note 7), the Company issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock. As of December 31, 2013, the fair value of the Essex Capital warrants was $0.1 million, which was recorded as a discount on debt and was amortized to interest expense over the term of the loan. The Company accounted for these warrants as a liability in the financial statements because the underlying instrument into which the warrants were exercisable, Series E-5 convertible preferred stock, contain deemed liquidation provisions that are outside of the Company’s control. Upon completion of the initial public offering, the convertible preferred stock warrants converted into equity-classified warrants to purchase shares of common stock.
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
The fair value of the outstanding convertible preferred stock warrants was remeasured as of December 31, 2013 using a Black-Scholes option-pricing model with the following assumptions:

As of December 31,
2013
Remaining contractual term (in years)	6.5
Expected volatility	58.8%
Risk-free interest rate	2.1%
Expected dividend rate	0.0%

Fair Value of Common Stock and Convertible Preferred Stock. The fair value of the shares of the convertible preferred stock underlying the preferred stock warrants has historically been determined by the Board of Directors. Because there has been no public market for the Company’s convertible preferred stock, the Board of Directors has determined fair value of the convertible preferred stock at each balance sheet date by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors. The fair value of the shares of common stock is based on the Company's stock price.
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
As of December 31, 2014, the Company had 198,662 warrants to purchase common stock outstanding with exercise prices ranging from $14.40 to $31.50.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

In connection with the issuance of the Series E-5 convertible preferred stock during the year ended December 31, 2013, the Company also issued to the purchasers fully vested warrants to purchase an aggregate of 545,492 shares of common stock with an exercise price of $0.15 per share and a contractual term of 7 years. The fair value was determined to be $4.7 million upon issuance. The fair value of the warrants upon issuance was determined using a Black-Scholes option-pricing model with the following assumptions: expected volatility of 57.1%, contractual term of 7 years and risk-free rate of 1.3%. The fair value of the common stock warrants was recorded to additional paid-in capital upon issuance. During the year ended December 31, 2013, warrants to purchase 52,481 shares of common stock were exercised, while the other warrants from this arrangement remained outstanding as of December 31, 2013.
Pursuant to the 2013 Note and Warrant Purchase Agreement, dated October 8, 2013, as amended, the Company issued secured subordinated convertible promissory notes, or the 2013 notes, and warrants to purchase common stock, or the 2013 warrants, in an aggregate principal amount of $19.4 million during the fourth quarter of 2013. The fair value of the warrants of $2.7 million was classified as a liability and recorded as a discount on debt and will be amortized to interest expense over the loan term. The Company accounts for these warrants as a liability in the financial statements because the number of common stock shares issuable under the common stock warrants is not fixed until exercise. The Company recorded a loss of $0.4 million and $0.6 million due to the change in fair value of these warrants for the years ended December 31, 2014 and 2013.

In January 2014, the Company issued warrants to purchase 72,248 shares of common stock in connection with the issuance of the most recent round of the 2013 Notes (Note 8). In February 2014, following the completion of the Company’s IPO, all outstanding common stock warrants net exercised into 1,158,443 shares of common stock. In May 2014, warrants to purchase 20,066 shares of common stock were net exercised into 10,613 shares of common stock. In December 2014, the Company issued Essex Capital 44,753 common stock warrants with an exercise price of $14.40 in connection with the First Amendment to the Loan and Lease Agreement as discussed in Note 7. The fair value was determined to be $0.4 million upon issuance. The fair value of the warrants upon issuance was determined using a Black-Scholes option-pricing model with the following assumptions: expected volatility of 53%, contractual term of 4 years and risk-free rate of 1.4%. The fair value of the common stock warrants was recorded to additional paid-in capital upon issuance.

14. Stock Option Plan
Equity Incentive Plans
In December 2012, the Company terminated the 2002 Equity Incentive Plan, or the 2002 Plan, and the stockholders approved the 2012 Equity Incentive Plan, or the 2012 Plan. Shares underlying any outstanding stock awards or stock option grants previously awarded remain subject to the terms of the 2002 Plan. Any shares available for grant or any shares canceled or forfeited prior to vesting or exercise subsequent to the termination of the 2002 Plan become available for use under the 2012 Plan. Upon the effectiveness of the 2012 Plan, the Company ceased granting any equity awards under the 2002 Plan.

The 2012 Plan provides for the granting of stock options to employees, consultants and advisors of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (ISO) may be granted only to Company employees, including officers and directors who are also employees. Nonqualified stock options (NSO) may be granted to Company employees, consultants and advisors. As of December 31, 2012, the Company has reserved 339,302 shares of common stock for issuance under the 2012 Plan. The amount reserved under the 2012 Plan was increased by the Board during the year ended December 31, 2013 so that there were 202,558 shares of common stock reserved for issuance under the 2012 Plan as of December 31, 2013. Options under the 2012 Plan may be granted for periods of up to 10 years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO and NSO granted to a greater than 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 2012 Plan generally vest over 4 years at a rate of 25% upon the first anniversary of the issuance date and monthly thereafter.
On January 22, 2014, the Company’s Board of Directors authorized the adoption of the 2014 Equity Incentive Plan, or 2014 EIP, which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2014 EIP will not exceed 1,000,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 EIP will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

preceding calendar year or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the Company’s 2014 EIP is 2,000,000 shares. The 2014 EIP provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2014 EIP provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Under the 2014 EIP, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant. Upon the effectiveness of the 2014 Plan, the Company ceased granting any equity awards under the 2012 Plan and any cancelled or forfeited shares under the 2012 and 2002 Plan will be retired.
2014 Inducement Plan
On August 26, 2014, the Company’s Board of Directors authorized the adoption of the 2014 Inducement Plan, or 2014 IN, which became effective immediately. Stockholder approval of the 2014 IN was not required pursuant to Rule 5635 (c)(4) of the NASDAQ Listing Rules. The 2014 IN reserves 325,000 shares of common stock and provides for the grant of NSOs that will be used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. Under the 2014 IN, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant.
Under the 2014 EIP and the 2014 IN plan, restricted stock awards typically vest annually over 3 or 4 years, while options typically vest over four years, either with 25% of the total grant vesting on the first anniversary of the option grant date and 1/36th of the remaining grant vesting each month thereafter or 1/48th vesting monthly.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summary of stock option and restricted stock award activity, excluding 2014 IN, for the periods presented is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Balance as of December 31, 2011	24,281	317,551	$3.45	—	$—
Options granted	(10,266)	10,266	1.35
Options exercised	—	(2,530)	2.55
Options cancelled/forfeited	18,970	(18,970)	2.70
Balance as of December 31, 2012	32,985	306,317	3.45
Additional shares reserved	1,080,661	—	—
Options granted	(992,213)	992,213	8.80
Options exercised	—	(4,340)	2.55
Options cancelled/forfeited	81,125	(81,125)	6.42
Balance as of December 31, 2013	202,558	1,213,065	7.65
Additional shares reserved	1,000,000	—	—
Options granted	(728,349)	728,349	30.21
Awards granted	(212,450)	212,450	—
Options exercised	—	(238,999)	5.96
Options cancelled/forfeited	14,600	(14,600)	26.89
Awards forfeited	4,500	(4,500)	—
Shares cancelled/retired under 2002/2012 plans	(189,225)	(9,617)	—
Balance as of December 31, 2014	91,634	1,886,148	$17.90	8.6	$8,645
Vested and expected to vest as of December 31, 2014		1,809,590	$17.94	8.6	$8,573
Exercisable as of December 31, 2014		497,855	$11.29	7.4	$4,011

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2014 of $16.94 per share.

The total intrinsic values of options exercised as of December 31, 2014, 2013 and 2012 of $2.6 million, $0.04 million and $0 were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2014, 2013, and 2012 of $16.94, $11.40 and $6.90 per share.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the stock option activity for the 2014 IN is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options and Awards	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Shares reserved	325,000	—	$—	0	$—
Options granted	(140,125)	140,125	22.52
Restricted stock awards granted	(43,375)	43,375	—
Outstanding as of December 31, 2014	141,500	183,500	$22.52	9.7	$—
Vested and expected to vest as of December 31, 2014		140,125	$22.52	9.7	$—
Exercisable as of December 31, 2014		—	$—	0	$—

The following table summarizes information with respect to stock options outstanding and currently exercisable as of December 31, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (In Years)
$0.45 - 6.60	141,874	4.49	138,645
$8.70	627,345	8.36	218,165
$8.85	3,333	8.76	971
$9.15	195,930	8.93	42,813
$15.45 - 22.97	184,308	9.64	14,707
$24.58 - 31.1	180,833	9.22	12,660
$32.22	479,300	9.38	69,894
$32.81 - 33.45	1,800	9.52	—
$34.00	1,200	9.50	—
$34.27	2,400	9.32	—
	1,818,323		497,855

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information with respect to restricted stock awards outstanding as of December 31, 2014:

	Number of Awards Available for Grant	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding as of December 31, 2013	—	$—	$—
Granted	255,825	$29.47
Vested	—	—
Forfeited	(4,500)	26.89
Outstanding as of December 31, 2014	251,325	$29.51	$4,257
Stock Options Granted to Employees
During the years ended December 31, 2014, 2013 and 2012, the Company granted stock options to employees to purchase shares of common stock with a weighted-average grant date fair value of $29.31, $8.23 and $1.80 per share. As of December 31, 2014, 2013 and 2012, there was total unrecognized compensation cost for outstanding stock options and restricted stock awards of $19.1 million, $3.2 million and $0.03 million to be recognized over a period of approximately 3.0 years, 3.2 years, and 1.8 years, respectively.
The fair value of the employee stock options was estimated using the Black-Scholes option-pricing model the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	6.0	6.0	5.9
Expected volatility	57.4%	59.1%	56.9%
Risk-free interest rate	1.9%	1.3%	0.8%
Expected dividend rate	0.0%	0.0%	0.0%
Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company's stock price. Prior to the IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors. Because there was no public market for the Company’s common stock, the Board of Directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock shall be determined by the Board of Directors until such time as the Company’s common stock is listed on an established stock exchange or national market system.

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

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity rates with remaining terms similar to the expected term of the options.
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
Stock Options Granted to Nonemployees
Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. During the years ended December 31, 2014 and 2013, the Company granted options to purchase 13,333 shares and 76,666 shares of common stock to nonemployees with a weighted-average exercise price of $15.45 and $8.74 per share.
During the year ended December 31, 2012, the Company did not grant options to purchase shares of common stock to nonemployees; however, grants to non-employee's were made prior to 2012.
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

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	7.3	9.0	6.8
Expected volatility	56.1%	58.8%	57.0%
Risk-free interest rate	2.1%	2.7%	1.2%
Expected dividend rate	0.0%	0.0%	0.0%

2014 Employee Stock Purchase Plan
On January 22, 2014, the Company’s board of directors authorized the adoption of the 2014 Employee Stock Purchase Plan, or 2014 ESPP, which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. The maximum number of shares of common stock that may be issued under the Company’s 2014 ESPP is initially 200,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 ESPP will automatically increase on January 1 of each year, beginning on January 1 of the year after the closing of our IPO and ending on and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 300,000 shares of common stock or (iii) such lesser number of shares of common stock as determined by the Company’s board of directors. Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will return to the 2014 ESPP reserve and will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. The 2014 ESPP is intended to qualify as an “employee stock purchase plan,” or ESPP, under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. For the year ended December 31, 2014, the Company recorded stock-based compensation expense of $0.5 million and issued 25,339 shares of common stock to employees under the 2014 ESPP.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2014
Expected term (in years)	0.5
Expected volatility	46.8%
Risk-free interest rate	0.1%
Expected dividend rate	—%
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

Total Stock-Based Compensation
Total stock-based compensation expense related to options granted to employees and nonemployees was allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$2,357	$194	$48
Sales, general and administrative	4,173	354	31
Total stock based compensation expense	$6,530	$548	$79
There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2014, 2013, and 2012.
15. Net Income (Loss) per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2014, 2013, and 2012 (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(62,917)	$(52,448)	$(58,259)
Capital contribution on the extinguishment of prior convertible preferred stock	—	74,894	—
Deemed dividend on the issuance of Series E-5 convertible preferred stock	—	(177)	—
Noncumulative dividend on Series E convertible preferred stock	—	(13,878)	—
Undistributed earnings allocated to preferred stockholders	—	(8,133)	—
Net income (loss) attributable to common stockholders, basic	(62,917)	258	(58,259)
Adjustments to net income (loss) for dilutive securities		825	—
Net income (loss) attributable to common stockholders, diluted	$(62,917)	$1,083	$(58,259)
Net income (loss) per share attributable to common stockholders
Basic	$(3.24)	$1.17	$(290.48)
Diluted	$(3.24)	$1.05	$(290.48)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	19,391,523	220,220	200,560
Stock options	—	167,655	—
Warrants to purchase common stock	—	641,275	—
Diluted	19,391,523	1,029,150	200,560

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2014	2013	2012
Stock options	1,818,323	—	306,312
Convertible preferred stock	—	8,689,999	1,741,432
Convertible preferred stock warrants	—	184,486	82,262
Common stock warrants	198,662	—	267,166
16. Income Taxes
Since inception, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2014 and 2013. Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 consist of the following (in thousands):

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$93,260	$78,169
Accruals and reserves	2,458	1,854
Stock based compensation	1,602	86
Tax credits	2,623	5,760
Fixed and intangible assets	1,771	2,057
Valuation Allowance	(101,714)	(85,488)
Total deferred tax assets	—	2,438
Deferred tax liabilities:
Debt discount	—	(2,438)
Total deferred tax liabilities	—	(2,438)
Net deferred tax assets	$—	$—
Reconciliations of the statutory federal income tax (benefit) to the Company’s effective tax for the years ended December 31, 2014, 2013, and 2012are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax (benefit) at statutory federal rate	$(21,392)	$(17,832)	$(19,808)
State Tax (benefit) — net of federal benefit	79	849	(3,398)
Permanent differences	660	3,931	8,887
Debt discount	756	2,888	—
Research and development credits	3,137	(642)	(197)
Other	537	284	51
Change in valuation allowance	16,226	10,522	14,465
Provision for taxes	$3	$—	$—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2014 and 2013 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance for a particular tax jurisdiction shall be allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro-rata basis.  Accordingly, the Company has allocated the valuation allowance on a pro-rata basis between current and non-current deferred tax assets. The valuation allowance increased by $16.2 million and $10.5 million during the years ended December 31, 2014 and 2013, respectively. The valuation allowance increased primarily due to an increase in the net operating loss carryforwards incurred during the taxable years.
As of December 31, 2014, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for Federal, California, and New Jersey income tax purposes of $247.1 million, $158.3 million, and $174.8 million, respectively. If not utilized, the Federal net operating loss carryforward begin expiring in 2020, the California net operating loss carryforwards began expiring in 2010, and the New Jersey state net operating loss carryforwards begin expiring in 2030. The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises. As of December 31, 2014, the net operating loss reported as a deferred tax asset does not include approximately $2.1 million attributable to excess stock option deductions. The Company follows with or without method to determine when such net operating loss has been realized.
As of December 31, 2014, the Company also had research and development credit carryforwards of $0.4 million and $4.8 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. If

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

not utilized, the Federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that an ownership change occurred on April 7, 2004 but that all carryforwards can be utilized prior to the expiration. The Company also determined that an ownership change occurred in February 2014. As a result of the 2014 change, approximately $1.4 million of federal net operating loss carryforwards and $4.8 million of federal research and development, or R&D, credits are expected to expire unused. As of December 31, 2014, the Company derecognized $1.4 million of federal NOLs and $4.8 million of federal R&D credits. Since the R&D credits for California carry over indefinitely, there was no change to the California R&D credits. In order for the Company to trigger another Section 382 ownership change, the Company would need to experience a greater than 50 percentage point aggregate change in ownership within a three-year period beginning in February 2014. The Company determined that a Section 382 ownership change did not occur upon the June 2014 follow-on public offering.
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
The unrecognized tax benefit was $1.3 million and $2.3 million at December 31, 2014 and December 31, 2013, respectively. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. During the year ending December 31, 2014, the amount of unrecognized tax benefits decreased due to limitation of research and development credits for prior periods offset by an increase for additional research and development credits generated during the year. The reversal of the uncertain tax benefits would not impact the Company’s effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.
The unrecognized tax benefit was as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2011	$1,912
Additions for current tax positions	100
Balance as of December 31, 2012	2,012
Additions for current tax positions	276
Balance as of December 31, 2013	2,288
Decrease for prior tax positions	(1,216)
Additions for current tax positions	196
Balance as of December 31, 2014	$1,268

The Company does not expect that its uncertain tax positions will materially change in the next twelve months.
The Company files income tax returns in the United States, California, and in New Jersey. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or tax credits.
17. Defined Contribution Plan
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
18. Subsequent Events
On January 28, 2015, the Company granted 423,788 stock options and 74,786 restricted stock awards under the 2014 EIP to executive employees. The aggregate grant date fair value is estimated to be $4.7 million. On January 30, 2015, the Company granted 79,450 stock options and 65,300 restricted stock awards under the 2014 EIP to employees. The aggregate grant date fair value is estimated to be $1.7 million.

In February 2015, the Company executed the Second Amendment to the Loan and Lease Agreement to extend the term of the facility to no later than April 15, 2015 and increase the purchase price of the IMA Life equipment by $0.1 million to approximately $9.8 million. Concurrently with this sale, the Company will lease the IMA Life equipment from Essex Capital for a fixed monthly payment to be paid monthly over 3 years. At the end of the lease, the Company will have the option to purchase the leased equipment for 10% of the original purchase amount.

On February 26, 2015, the Board of Directors of the Company elected Philip J. Vickers, Ph.D. to serve as a member of the Board for the term expiring at the Company’s 2015 Annual Meeting of Stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. On February 26, 2015, Dr. Vickers was also granted an option to purchase 18,000 shares of common stock under the 2014 EIP with an exercise price equal to $16.46 and an estimated aggregate grant date fair value of $0.1 million. The option will vest on the one year anniversary of the date of grant, subject to Dr. Vickers’ continued service as a director through the vesting date.

On March 4, 2015, the Company entered into an at the market issuance Sales Agreement with Cowen and Company, LLC under which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million.  The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. The Company has also provided Cowen with customary indemnification rights.
19. Quarterly Results of Operations (Unaudited)
The following amounts are in thousands, except per share amounts:

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2014
Revenue	$158	$75	$75	$75
Net loss	$(21,426)	$(13,302)	$(13,977)	$(14,212)
Net income (loss) attributable to common stockholders:
Basic	$(21,426)	$(13,302)	$(13,977)	$(14,212)
Diluted	$(21,426)	$(13,302)	$(13,977)	$(14,212)
Net income (loss) per share attributable to common stockholders:
Basic	$(1.93)	$(0.69)	$(0.60)	$(0.60)
Diluted	$(1.93)	$(0.69)	$(0.60)	$(0.60)

	2013
Revenue	$75	$75	$158	$309
Net loss	$(21,657)	$(11,829)	$(8,879)	$(10,083)
Net income (loss) attributable to common stockholders:
Basic	$5,216	$(15,750)	$(12,789)	$(13,987)
Diluted	$13,307	$(15,750)	$(12,789)	$(13,987)
Net income (loss) per share attributable to common stockholders:
Basic	$25.54	$(75.25)	$(55.90)	$(53.63)
Diluted	$21.00	$(75.25)	$(55.90)	$(47.11)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, State of California on the 4th day of March, 2015.

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

Signatures	Title	Date

/s/ L. Daniel Browne	President, Chief Executive	March 4, 2015
L. Daniel Browne	Officer and Director
(Principal Executive Officer)

/s/ Lauren P. Silvernail	Executive Vice President, Corporate	March 4, 2015
Lauren P. Silvernail	Development and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Angus C. Russell	Director, Chairman	March 4, 2015
Angus C. Russell

/s/ Robert Byrnes	Director	March 4, 2015
Robert Byrnes

/s/ Ronald W. Eastman	Director	March 4, 2015
Ronald W. Eastman

/s/ Phyllis Gardner	Director	March 4, 2015
Phyllis Gardner, M.D.

Signatures	Title	Date

/s/ James Glasheen	Director	March 4, 2015
James Glasheen, Ph.D.

/s/ Mark A. Prygocki, Sr.	Director	March 4, 2015
Mark A. Prygocki, Sr.

/s/ Jonathan Tunnicliffe	Director	March 4, 2015
Jonathan Tunnicliffe

/s/ Philip J. Vickers	Director	March 4, 2015
Philip J. Vickers, Ph.D.

/s/ Ronald Wooten	Director	March 4, 2015
Ronald Wooten

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1 *	Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.1	December 31, 2013
10.2 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.2	December 31, 2013
10.3 *	Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.3	December 31, 2013
10.4 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.4	December 31, 2013
10.5 *	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014
10.6 *	Form of Restricted Stock Unit Award Agreement and Grant Notice, Stock Option Agreement and Grant Notice, and Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-Q	001-36297	10.6	May 14, 2014
10.7 *	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014
10.8 *	Form of Indemnity Agreement by and between Revance Therapeutics, Inc. and each of its officers and directors	S-1/A	333-193154	10.8	January 27, 2014
10.9	Lease Agreement dated March 31, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.9	December 31, 2013
10.10	First Amendment to Office Lease dated April 7, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.1	December 31, 2013
10.11	Second Amendment to Office Lease and Lease dated May 17, 2010 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.11	December 31, 2013
10.12	Third Amendment to Lease, dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014
10.13	Loan and Security Agreement dated September 20, 2011 between Revance Therapeutics, Inc. and Hercules Technology Growth Capital, Inc.	S-1	333-193154	10.12	December 31, 2013
10.14	Amendment No. 1 to Loan and Security Agreement dated October 8, 2012 between Revance Therapeutics, Inc. and Hercules Technology Growth Capital, Inc.	S-1	333-193154	10.13	December 31, 2013

10.15	Amendment No. 2 to Loan and Security Agreement dated December 17, 2013 between Revance Therapeutics, Inc. and Hercules Technology Growth Capital, Inc.	S-1/A	333-193154	10.14	January 27, 2014
10.16	Settlement and Termination Agreement dated October 8, 2012 between Revance Therapeutics, Inc. and Medicis Pharmaceutical Corporation	S-1	333-193154	10.14	December 31, 2013
10.17+	License and Service Agreement dated February 8, 2007 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.15	December 31, 2013
10.18+	First Addendum to the License and Service Agreement dated April 21, 2009 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.16	December 31, 2013
10.19+	Development, Manufacturing and Supply Agreement dated April 30, 2010 between Revance Therapeutics, Inc. and Duoject Medical Systems Inc.	S-1	333-193154	10.17	December 31, 2013
10.20+	Development and Supply Agreement dated December 11, 2009 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.18	December 31, 2013
10.21+	First Amendment to Development and Supply Agreement dated May 29, 2013 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc	S-1	333-193154	10.2	December 31, 2013
10.22+	Manufacture and Development Agreement dated May 20, 2013 between Revance Therapeutics, Inc. and American Peptide Company, Inc.	S-1	333-193154	10.19	December 31, 2013
10.23	Loan and Lease Agreement dated as of December 20, 2013 by and between Revance Therapeutics, Inc. and Essex Capital Corporation	S-1	333-193154	10.21	December 31, 2013
10.24	First Amendment to Loan and Lease Agreement, dated December 17, 2014, by and between Revance Therapeutics, Inc. and Essex Capital Corporation	8-K	001-36297	10.1	December 22, 2014
10.25	Second Amendment to Loan and Lease Agreement, dated February 26, 2015, by and between Revance Therapeutics, Inc. and Essex Capital Corporation					X
10.26 *	Revance Therapeutics, Inc. Executive Severance Benefit Plan	S-1	333-193154	10.22	December 31, 2013
10.27*	Revance Therapeutics, Inc. Non-Employee Director Compensation Policy	S-1/A	333-193154	10.24	January 27, 2014
10.28*	Revance Therapeutics, Inc. 2014 Management Bonus Plan	10-K	001-36297	10.26	March 28, 2014
10.29*	Revance Therapeutics, Inc. 2014 Inducement Plan, as amended	10-Q	001-36297	10.1	November 13, 2014
10.30*	Form of Stock Option Agreement and Grant Notice under Revance Therapeutics, Inc. 2014 Inducement Plan	8-K	001-36297	10.38	August 29, 2014
10.31*	Form of Restricted Stock Agreement and Grant Notice under Revance Therapeutics, Inc. 2014 Inducement Plan	8-K	001-36297	10.39	August 29, 2014
10.32*	Executive Employment Agreement dated December 30, 2013 by and between Revance Therapeutics, Inc. and L. Daniel Browne	S-1/A	333-193154	10.25	January 27, 2014

10.33*	Executive Employment Agreement dated January 13, 2014 by and between Revance Therapeutics, Inc. and Jacob Waugh	S-1/A	333-193154	10.26	January 27, 2014
10.34*	Executive Employment Agreement dated December 31, 2013 by and between Revance Therapeutics, Inc. and Lauren Silvernail	S-1/A	333-193154	10.27	January 27, 2014
10.35*	Executive Employment Agreement dated December 20, 2013 by and between Revance Therapeutics, Inc. and Curtis Ruegg	S-1/A	333-193154	10.28	January 27, 2014
10.36*	Executive Employment Agreement dated September 2, 2014 by and between Revance Therapeutics, Inc. and Arthur P. Bertolino	10-Q	001-36297	10.2	November 13, 2014
10.37*	Offer Letter dated March 3, 2014 by and between Revance Therapeutics, Inc. and Angus C. Russell	10-K	001-36297	10.31	March 28, 2014
10.38	Form of Warrant to Purchase Shares of Stock with Essex Capital Corporation	S-1/A	333-193154	10.31	January 27, 2014
10.39	Form of Warrant to Purchase Shares of Stock with Essex Capital Corporation	S-1/A	333-193154	10.32	January 27, 2014
10.40	Warrant to Purchase Capital Stock, dated December 20, 2014, issued to Essex Capital Corporation					X
10.41	Form of Warrant to Purchase Shares of Stock with Hercules Technology Growth Capital, Inc.	S-1/A	333-193154	10.34	January 27, 2014
10.42	Sales Agreement, dated March 4, 2015, by and between Revance Therapeutics, Inc. and Cowen and Company, LLC					X
21.1	List of Subsidiaries of the Registrant	10-K	001-36297	21.1	March 28, 2014
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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