Form 10-Q
period 2015-03-31
Revance Therapeutics, Inc.
filed 2015-05-14
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 6, 2015: 23,946,650

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$153,717	$171,032
Restricted cash, current portion	35	75
Prepaid expenses and other current assets	1,937	1,624
Total current assets	155,689	172,731
Property and equipment, net	19,390	19,274
Restricted cash, net of current portion	400	435
Other non-current assets	243	29
TOTAL ASSETS	$175,722	$192,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,089	$3,149
Accruals and other current liabilities	4,019	4,145
Financing obligation, current portion	319	307
Notes payable, current portion and net of discount	—	2,635
Total current liabilities	6,427	10,236
Financing obligation, net of current portion	513	598
Derivative liabilities associated with Medicis settlement	1,583	1,541
Deferred rent	3,741	3,725
TOTAL LIABILITIES	12,264	16,100
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of March 31, 2015 and December 31, 2014, respectively; 23,944,861 and 23,774,465 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	437,633	435,142
Accumulated deficit	(274,199)	(258,797)
TOTAL STOCKHOLDERS’ EQUITY	163,458	176,369
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,722	$192,469
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$75	$158
Operating expenses:
Research and development	9,254	7,551
General and administrative	5,996	4,093
Total operating expenses	15,250	11,644
Loss from operations	(15,175)	(11,486)
Interest income	27	2
Interest expense	(165)	(9,841)
Change in fair value of derivative liabilities associated with the convertible notes	—	4,032
Changes in fair value of derivative liabilities associated with Medicis settlement	(42)	(416)
Change in fair value of common stock warrant liability	—	(2,151)
Change in fair value of convertible preferred stock warrant liability	—	(210)
Loss on settlement of preferred stock warrant	—	(1,356)
Other expense, net	(47)	—
Net and comprehensive loss	$(15,402)	$(21,426)
Net loss attributable to common stockholders (Note 11):
Basic	$(15,402)	$(21,426)
Diluted	$(15,402)	$(21,426)
Net loss per share attributable to common stockholders:
Basic	$(0.65)	$(1.93)
Diluted	$(0.65)	$(1.93)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic	23,535,080	11,092,471
Diluted	23,535,080	11,092,471
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,402)	$(21,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	531	488
Amortization of discount on debt and capital leases	5	1,046
Amortization of debt issuance cost	39	52
Revaluation of derivative liabilities associated with convertible notes	—	(4,032)
Revaluation of derivative liabilities associated with the Medicis settlement	42	416
Revaluation of common stock warrant liability	—	2,151
Revaluation of convertible preferred stock warrant liability	—	210
Extinguishment of warrant liability upon exercise of put option by warrant holder	—	1,356
Loss on extinguishment of 2013 Notes	—	8,331
Stock-based compensation expense	2,317	810
Interest for 2013 Notes and Essex Notes upon issuance, non-cash	—	271
Capitalized interest	—	(231)
Effective interest on financing obligation	11	—
Issuance of common stock for service rendered	—	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(352)	(2,428)
Other non-current assets	(213)	(1,253)
Accounts payable	(1,195)	(1,944)
Accruals and other current liabilities	1,175	1,813
Payments against Medicis liabilities	—	(7,073)
Deferred rent	16	403
Deferred revenue	—	(83)
Net cash used in operating activities	(13,026)	(21,106)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,801)	(985)
Change in restricted cash	75	75
Net cash used in investing activities	(1,726)	(910)

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows — (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred initial public offering costs	—	102,672
Proceeds from issuance of convertible notes and notes payable	—	6,750
Principal payments made on capital leases and financing obligation	(84)	(2)
Principal payments made on notes payable	(2,652)	(2,042)
Proceeds from the exercise of stock options and employee stock purchase plan	173	15
Payments to settle warrants	—	(1,438)
Net cash provided by (used in) financing activities	(2,563)	105,955
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,315)	83,939
CASH AND CASH EQUIVALENTS — Beginning of period	171,032	3,914
CASH AND CASH EQUIVALENTS — End of period	$153,717	$87,853
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$110	$372
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$194	$3,594
Conversion of Series E-1, E-2, E-3, E-4 and E-5 preferred stock into common stock	$—	$123,982
Conversion of 2013 Notes into common stock	$—	$26,206
Issuance of common stock upon net exercise of common stock warrants in connection with IPO	$—	$6,490
Fair value in excess of debt host for derivative liabilities associated with convertible notes	$—	$1,050
Deferred initial public offering costs	$—	$4,028
Conversion of preferred stock warrants to common stock warrants	$—	$1,441
Termination of stock option repurchase right	$—	$58
Issuance of common stock warrants in connection with the 2013 Notes	$—	$981
Issuance of convertible preferred stock warrants	$—	$80
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, combined with its patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. Revance's proprietary TransMTS technology enables delivery of botulinum toxin type A through two novel product candidates, topical RT001 and injectable RT002. The Company is pursuing clinical development for RT001 and RT002 in a broad spectrum of aesthetic and therapeutic indications. The Company holds worldwide rights for all indications of RT001, RT002, and its TransMTS technology platform.
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
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. For the three months ended March 31, 2015, the Company had a net loss of $15.4 million and used $13.0 million of cash for operating activities. As of March 31, 2015, the Company had a working capital surplus of $149.3 million and an accumulated deficit of $274.2 million. The Company has funded its operations primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of March 31, 2015, the Company had capital resources consisting of cash and cash equivalents of $153.7 million. The Company believes that its existing cash and cash equivalents will allow the Company to fund its operations for the next 12 months.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the Condensed Consolidated Results of Operations and Comprehensive Loss and Cash Flows for the interim periods covered and the Condensed Consolidated Financial Position of the Company at the date of the balance sheets. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or US GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2015, or any other future period.
The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on March 4, 2015.
The Condensed Consolidated Financial Statements of the Company include the Company’s accounts and those of the Company’s wholly-owned subsidiary and have been prepared in conformity with US GAAP.

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2015, except as described in the Accounting Pronouncements section below.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such management estimates include the fair value of common stock, stock-based compensation, fair value of convertible preferred stock and warrants, fair value of derivatives, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.
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
As of March 31, 2015, the Company determined the fair value of its liability for the Product Approval Payment was $1.6 million, which was measured by assuming a term of 3.25 years, a risk-free rate of 1.0% and a credit risk adjustment of 6.5%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2018. The Company did not make any payments under the Product Approval Payment during the three months ended March 31, 2015.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

4. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. These liabilities, consisting of the Medicis settlement, are considered Level 3 instruments, while the assets, consisting of money market funds, are considered Level 1 instruments. The fair value of these instruments was as follows (in thousands):

	March 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$148,562	$148,562	$—	$—
Total assets measured at fair value	$148,562	$148,562	$—	$—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$166,038	$166,038	$—	$—
Total assets measured at fair value	$166,038	$166,038	$—	$—

	As of March 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with the Medicis settlement	$1,583	$—	$—	$1,583
Total liabilities measured at fair value	$1,583	$—	$—	$1,583

	As of December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities associated with the Medicis settlement	$1,541	$—	$—	$1,541
Total liabilities measured at fair value	$1,541	$—	$—	$1,541
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the three months ended March 31, 2015 and the year ended December 31, 2014.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2014	1,541
Change in fair value	42
Fair value as of March 31, 2015	$1,583

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of the derivative liability resulting from the Medicis litigation settlement, specifically the derivative related to the Product Approval Payment (Note 3), was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment. The significant unobservable inputs used in the fair value measurement of the Product Approval Payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.
5. Notes Payable
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
The Hercules Notes Payable, which matured in March 2015 and has been repaid in full, was collateralized by all assets of the Company, and bore interest at the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25% per annum and contains covenants that require, among other things, that the Company seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 45 days after the end of each quarter and within 90 days after each year end. Starting in July 2012, the loan was repaid in 33 equal monthly payments of principal and interest of $0.8 million plus an end of term payment of $0.5 million if the loan is prepaid, or $0.4 million if paid upon maturity. In March 2015, the Hercules Notes Payable was repaid in full, including the end of term payment of $0.4 million.
In connection with the Hercules Notes Payable, the Company issued warrants to purchase 17,977 shares of Series D convertible preferred stock at $66.75 per share, which converted to warrants to purchase common stock upon the Company's initial public offering, or IPO. The fair value of the warrants of $0.1 million was recorded as a debt discount and is amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $0.01 million and $0.01 million from the amortization of the warrant related debt discount for the three months ended March 31, 2015 and 2014, respectively. The unamortized debt discount balances were $0 and $0.01 million as of March 31, 2015 and December 31, 2014, respectively. The Company incurred $0.5 million of debt issuance costs in connection with the Hercules Notes Payable which was also being amortized to interest expense over the term of the borrowings. The Company recognized interest expense of $0.04 million from the amortization of the debt issuance costs during each of the three months ended March 31, 2015 and 2014, respectively. The unamortized debt issuance costs balances were $0 and $0.04 million as of March 31, 2015 and December 31, 2014, respectively.
The Company made principal and interest payments on the Hercules Notes Payable of $2.6 million and $2.3 million during the three months ended March 31, 2015 and 2014, respectively.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Essex Capital Notes
On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 commercial fill/finish line, or the Fill/Finish Line. Under the Loan and Lease Agreement, with the issuance of each Note, the Company issued warrants to purchase its capital stock. The Essex Notes incurred interest at 11.5% per annum through the completion of the IPO in February 2014 and 10.375% per annum thereafter. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility, and an additional $2.5 million in January 2014 under short-term notes. In May 2014, pursuant to the terms of this agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance by $1.1 million. Pursuant to the Loan and Lease Agreement, the Company sold and leased the equipment back from Essex Capital. This transaction does not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method. As of March 31, 2015, the aggregate total future minimum lease payments under the financing obligation were as follows (in thousands):

Year Ending December 31,
2015	317
2016	423
2017	141
Total payments	881
On December 17, 2014, the Company entered into the First Amendment to the Loan and Lease Agreement with Essex Capital. Under the terms of this Amendment, the Company repaid the outstanding debt balance of $3.9 million and issued warrants to purchase 44,753 shares of common stock. In February 2015, the Company executed the Second Amendment to the Loan and Lease Agreement, under which the term of the facility was extended to April 15, 2015, and the purchase price of the equipment was increased by $0.1 million to approximately $9.8 million. In accordance with the terms of the Loan and Lease Agreement, in April 2015, the Company sold equipment to Essex Capital for approximately $9.8 million, and concurrently with this sale, entered into a lease for the equipment for a fixed monthly payment to be paid over 3 years. At the end of the lease, the Company will have the option to purchase the leased equipment for 10% of the original purchase amount.
Additionally, the Company made interest payments on the Essex Notes in the amount of $0.01 million for the three months ended March 31, 2014.
6. Convertible Notes, Warrants, and Related Derivatives
2013 Convertible Notes, Common Stock Warrants, and Related Derivatives
In February 2014, in connection with the Company’s IPO, the 2013 Notes with a principal amount of $23.7 million, accrued interest through the date of the IPO, remaining interest due through October 7, 2014, and derivative liability totaling $26.2 million converted into 1,637,846 shares of the Company’s common stock.
In connection with the issuance of the 2013 Notes, the Company issued warrants to purchase 409,450 shares of common stock, which were net exercised for 405,594 shares of common stock upon the IPO.
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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
7. Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets and are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets and derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but rather converted into shares of common stock, (iv) interest capitalized for assets constructed for use in operations, (v) interest related to the extinguishment of debt, which is classified as a loss on debt extinguishments, and (vi) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense
Cash related interest expense (1)	$(110)	$(372)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	(39)	(52)
Non-cash interest expense — warrant and derivative related debt discounts	(5)	(67)
Non-cash interest expense — convertible notes	—	(1,250)
Loss on extinguishment of 2013 Notes	—	(8,331)
Effective interest on financing obligation	(11)	—
Non-cash capitalized interest expense (2)	—	231
Total non-cash interest expense	(55)	(9,469)

Total interest expense	$(165)	$(9,841)

(1)	Cash related interest expense included interest payments to Hercules Notes Payable and Essex Notes.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

8. Commitments and Contingencies
Facility Lease
In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. This facility will be used for research, manufacturing, and administrative functions.

In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. Under the terms of the lease agreement, the payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022, however, the Company recognizes the expense on a straight-line basis over the life of the lease.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Rent expense was $1.3 million for each of the three months ended March 31, 2015 and 2014. As of March 31, 2015, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2015	$3,807
2016	5,222
2017	5,394
2018	5,578
2019 and thereafter	32,354
Total payments	$52,355
Other Milestone-Based Commitments
The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to the Company’s manufacturing facility. These agreements, which total $21.7 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. As of May 2015, the Company became subject to a legal compliant, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the follow-on public offering, and the investment banking firms that acted as the underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of its drug candidate, RT001, for the treatment of lateral canthal lines at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased common stock in the follow-on public offering and seeks unspecified monetary damages and other relief.

The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. At this time, neither the outcome of this matter, nor an estimate of the maximum potential exposure or the range of possible loss can be determined. The Company believes that the class action lawsuit is without merit and intends to vigorously defend the action. Nevertheless, this litigation, as any other litigation, is subject to uncertainty and there can be no assurance that this litigation will not have a material adverse effect on the Company's business, results of operations, financial position or cash flows.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
No amounts associated with such indemnifications have been recorded to date.
9. Warrants

As of March 31, 2015, the Company has warrants to purchase 198,662 shares of common stock outstanding and no convertible preferred stock warrants outstanding.

10. Stock Option Plans
2014 Equity Incentive Plan
On January 1, 2015, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s capital stock outstanding on December 31, 2014, or 950,978 shares. During the first quarter of 2015, the Company granted stock options for 543,838 shares of common stock and 142,986 restricted stock awards under the 2014 EIP to employees, including a stock option grant for 18,000 shares to a new board member. As of March 31, 2015, there were 359,138 shares available for issuance under the 2014 EIP.
2014 Inducement Plan
As of March 31, 2015, there were 141,500 shares available for issuance under the 2014 Inducement Plan, or 2014 IN.
The fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	6.0	6.0
Expected volatility	62.7%	59.1%
Risk-free interest rate	1.4%	1.3%
Expected dividend rate	0.0%	0.0%
Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company's stock price. Prior to the IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors. Because there was no public market for the Company’s common stock, the Board of Directors had determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Expected Term. The expected term for employees and directors is based on the simplified method, as the Company’s stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and the Company has limited history of exercise data. The expected term for non-employees is based on the remaining contractual term.
Expected Volatility. Since the Company was a private entity until February 2014 with no historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, capital structure, and size. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.
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
The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	9.0	5.10
Expected volatility	64.0%	54.5%
Risk-free interest rate	1.9%	1.7%
Expected dividend rate	0.0%	0.0%

2014 Employee Stock Purchase Plan
On January 1, 2015, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2014, or 237,744 shares. As of March 31, 2015, there were 412,405 shares available for issuance under the 2014 EIP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	0.5	0.5
Expected volatility	49.9%	48.0%
Risk-free interest rate	0.1%	0.1%
Expected dividend rate	—%	—%
Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company’s stock price.
Expected Term. The expected term is based on the term of the purchase period under the 2014 ESPP.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Expected Volatility. Since the Company was a private entity until February 2014 with no historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, capital structure, and size. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.
Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity treasury rates with remaining terms similar to the expected term.
Expected Dividend Rate. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend rate of zero in the valuation model.

Total Stock-Based Compensation
Total stock-based compensation expense related to options granted to employees and nonemployees was allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$828	$495
General and administrative	1,489	315
Total stock based compensation expense	$2,317	$810

11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders, basic	$(15,402)	$(21,426)
Net loss attributable to common stockholders, diluted	$(15,402)	$(21,426)
Net loss per share attributable to common stockholders
Basic	$(0.65)	$(1.93)
Diluted	$(0.65)	$(1.93)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	23,535,080	11,092,471
Diluted	23,535,080	11,092,471

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2015	2014
Stock options	2,331,401	1,239,817
Common stock warrants	198,662	173,975
Shares expected to be purchased on June 30 under the 2014 ESPP	8,532	22,114
12. Subsequent Events

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In April 2015, in accordance with the Second Amendment to the Loan and Lease Agreement with Essex Capital, the Company sold equipment to Essex Capital for approximately $9.8 million, and concurrently with this sale, entered into a lease for such equipment for a fixed monthly payment to be paid over 3 years (Note 5). At the end of the lease, the Company will have the option to purchase the leased equipment for 10% of the original purchase amount.
On April 23, 2015, the Company received notice from Valeant terminating the royalty agreement dated as of August 5, 2011 by and between the Company and Precision Dermatology, Inc. effective as of July 23, 2015. Precision Dermatology, Inc. was acquired by Valeant Pharmaceuticals International, Inc. in July 2014. The rights to the Relastin® product line will revert back to the Company upon termination of the agreement.
In May 2015, the Company became subject to a legal compliant (Note 8). At this time, neither the outcome of this matter, nor an estimate of the maximum potential exposure or the range of possible loss can be determined.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this Quarterly Report on this Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 4, 2015. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding the results and the timing of clinical trials in our development of RT001 for the treatment of crow’s feet lines, hyperhidrosis or other indications;

•	our expectations regarding the results and the timing of clinical trials of RT002 for the treatment of glabellar lines, muscle movement disorders including cervical dystonia or other indications;

•	our expectations regarding our future development of RT001 and RT002 for other indications, including therapeutic indications;

•
our expectation regarding the timing of our regulatory submissions for approval of RT001 for the treatment of crow’s feet lines in the United States, Europe and other countries or for the treatment of hyperhidrosis in the United States;

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

Overview
Revance Therapeutics, Inc. is a clinical-stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds combined with our patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. Our proprietary TransMTS technology enables delivery of botulinum toxin type A through two novel product candidates, topical RT001 and injectable RT002. We are pursuing clinical development for RT001 and RT002 in a broad spectrum of aesthetic and therapeutic indications. We hold worldwide rights for all indications of RT001, RT002, and our TransMTS technology platform.
RT001 has the potential to be the first commercially available topical botulinum toxin product. We are studying RT001 for aesthetic indications, such as crow's feet lines (wrinkles around the eyes, also known as lateral canthal lines), and therapeutic indications such as hyperhidrosis (excessive sweating). RT002 is a novel, injectable formulation of botulinum toxin designed to be more targeted and longer lasting than currently available injectable botulinum toxin type products. We are studying injectable RT002 for aesthetic indications, such as glabellar (frown) lines, and therapeutic uses, such as muscle movement disorders including cervical dystonia. Both products would have the potential to expand into additional aesthetic and therapeutic indications in the future.
We are developing and plan to commercialize RT001 for indications where topical application provides a meaningful advantage over injectable administration. RT001's primary advantages include painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these advantages should improve the experience of patients undergoing botulinum toxin procedures and make RT001 more suitable for many more indications than currently approved injectable botulinum toxin products.
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
We are in a Phase 3 development program of RT001 in North America for the treatment of crow's feet lines. Following the successful completion of an open-label clinical trial designed to test the efficacy of our RT001 drug product in the first half of 2015, we expect to commence a pivotal Phase 3 clinical trial of RT001 and report efficacy data from this Phase 3 study in the second half of 2015. To date, we have conducted sixteen clinical trials with RT001 for the treatment of crow's feet lines, with a total of over 1,500 subjects. In two of our Phase 2 clinical trials, RT001 demonstrated a statistically significant and clinically meaningful reduction in crow’s feet lines visible to both physicians and patients. After completing our Phase 2b clinical trials, we modified the formulation of the RT001 diluent by adding two ingredients to improve its stability. We then conducted a Phase 3 clinical trial with this new diluent formulation to evaluate efficacy and safety of RT001. Data generated from this clinical trial were inconsistent with the data from our previous three Phase 2b clinical trials for the treatment of crow’s feet lines. Specifically, we observed no improvement from baseline in either the placebo or RT001 group. Based upon a thorough analysis of possible causes, we determined that the addition of the two ingredients to the diluent was the likely cause of the loss of efficacy in our Phase 3 clinical trial, and initiated an open label study to further assess. We have also obtained stability data to confirm that the Phase 2b formulation has adequate commercial stability. Our clinical and other studies have consistently indicated that RT001 is well tolerated with no serious adverse events related to study drug or study treatment procedures or other safety concerns.
We are also developing RT001 for therapeutic applications where botulinum toxin has shown efficacy and that are particularly well suited for needle-free treatments. We have completed initial Phase 2 clinical trials for the treatment of primary axillary, or underarm, hyperhidrosis, and for the prevention of chronic migraine headache. We expect to initiate and report results of an additional clinical trial for the treatment of hyperhidrosis in the second half of 2015.

We are developing RT002, an injectable formulation of botulinum toxin type A, for indications where deeper delivery of the botulinum toxin is required and a longer lasting effect is desired. We believe RT002 can provide more targeted delivery of botulinum toxin to intended treatment sites while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and can result in longer lasting effect. We have demonstrated these properties in preclinical studies and have tested RT002 in a four-cohort, dose escalating, open-label Phase 1/2 clinical trial outside of the United States for the treatment of glabellar lines, the vertical lines between the eyebrows and above the nose. Data from this clinical trial indicated that RT002 is well-tolerated and efficacious at all four doses. We also reported duration of effect of seven months from the last cohort of this trial, the only cohort for which duration of effect was measured. Based upon the results to date, we are further developing RT002 for the treatment of glabellar lines and have initiated BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. In addition, we plan to study RT002 in the therapeutic indication of cervical dystonia, which is an already approved treatment using botulinum toxin. The category of muscle movement disorders, which includes cervical dystonia, accounts for a large proportion of neurotoxin therapeutic sales globally.
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
Through March 31, 2015, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt and convertible debt. On June 19, 2014, we completed a follow-on public offering, pursuant to which we issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ over-allotment option to purchase 600,000 additional shares of common stock, net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses. On February 6, 2014, we completed our initial public offering, or IPO, for sale of 6,900,000 shares of common stock at $16.00 per share, including the exercise of the underwriters’ overallotment option to purchase an additional 900,000 shares of common stock, for net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. We also raised $23.7 million through the issuance of convertible notes in the fourth quarter of 2013 and in January 2014.
We have never been profitable and, as of March 31, 2015, had an accumulated deficit of $274.2 million. We incurred net losses of $15.4 million and $21.4 million in the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had cash and cash equivalents of $153.7 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 and RT002 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have the ability to manufacture our own botulinum toxin type A product to support our clinical trials and eventually, our commercial production. Additionally, we currently utilize third party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and other territories and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period:

	Three Months Ended March 31,
	2015	2014	%
	(In thousands, except percentages)
Relastin Royalty	$75	$75	—%
License	—	83	(100)%
Total revenue	$75	$158	(53)%
Our total revenue for the three months ended March 31, 2015 decreased by 53%, compared to the same period in 2014, due to a decrease in license revenue.
In June 2013, pursuant to an exclusive technology evaluation agreement, we received an upfront payment of $0.3 million, which was initially recorded as deferred revenue and recognized over the estimated performance period. During the three months ended March 31, 2014, the remaining $0.1 million of the upfront payment related to the exclusive technology evaluation agreement was recognized as license revenue.
In August 2011, we entered into an agreement to sell the business related to our Relastin® product line, to Precision Dermatology, Inc., or PDI. The Relastin royalty agreement provides for minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date; however, the royalty agreement may be terminated with 90 days’ notice with the rights to the Relastin product line reverting to us. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $0.1 million for each of the three months ended March 31, 2015 and 2014 as set forth in the Relastin asset purchase agreement.
Operating Expenses

	Three Months Ended March 31,
	2015	2014	%
	(In thousands, except percentages)
Research and development	$9,254	$7,551	23%
General and administrative	5,996	4,093	46%
Total operating expenses	$15,250	$11,644	31%
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2015 increased by 23%, compared to the same period in 2014, primarily due to increased costs related to personnel, clinical consultants, stock-based compensation, and clinical trial expenditures, which increased primarily due to our ongoing RT002 Phase 2 program for the treatment of glabellar lines.
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

Stock-based compensation for research and development was $0.8 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2015 increased by 46%, compared to the same period in 2014, primarily due to increased costs related to personnel and stock-based compensation. Following the Company's initial public offering or IPO, in February 2014, we incurred increased costs related to personnel and administrative activities to support the operation of a public company.

Stock-based compensation for general and administration was $1.5 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.
Other Expense
Interest Income
Interest income consists primarily of interest income earned on our deposit and money market fund balances. We expect interest income to vary each reporting period depending on our average deposit and money market fund balances during the period and market interest rates. To date, our interest income has not been significant in any individual period.
Interest Expense
Interest expense primarily consists of the interest charges associated with our convertible notes, notes payable, financing obligations, capital lease obligations, and capitalized interest. Notes payable under our term loan agreement with Hercules bore interest at a rate which is the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25%. The interest charge on our convertible notes and capital lease obligations is fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Our interest expense also includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets and are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, and derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but rather converted into shares of common stock, (iv) interest capitalized for assets constructed for use in operations, (v) interest related to the extinguishment of debt, which is classified as a loss on debt extinguishments, and (vi) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

Additionally, our note payable with Hercules matured and was fully paid off in March 2015.
The interest expense by cash and non-cash components is as follows:

	Three Months Ended March 31,
	2015	2014	%
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(110)	$(372)	(70)%

Non-cash interest expense
Non-cash interest expense — debt issuance costs	(39)	(52)	(25)%
Non-cash interest expense — warrant and derivative related debt discounts	(5)	(67)	(93)%
Non-cash interest expense — convertible notes	—	(1,250)	(100)%
Loss on extinguishment of 2013 Notes	—	(8,331)	(100)%
Non-cash interest expense - financing obligation	(11)	—	N/A
Capitalized interest expense(2)	—	231	(100)%
Total non-cash interest expense	$(55)	$(9,469)	(99)%

Total interest expense	$(165)	$(9,841)	(98)%

(1)	Cash related interest expense included interest payments to the Hercules Facility and Essex Capital Facility.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
Interest expense for the three months ended March 31, 2015 decreased by 98%, compared to the same period in 2014, primarily due to lower weighted average of debt outstanding and conversion of the 2013 Notes into common stock.

In February 2014, our IPO triggered an acceleration of interest on the 2013 Notes through the end of the notes, which combined with the outstanding principal balance, then converted into 1,637,846 shares of common stock. We recognized a loss on extinguishment of the 2013 Notes and reduced the corresponding debt discounts and unamortized debt issuance costs to zero.

Change in Fair Value of Derivative Liabilities Associated with Convertible Notes
Our derivative liabilities associated with 2013 Notes classified as liabilities on our Condensed Consolidated Balance Sheets and were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We recorded the derivative liabilities as a debt discount that was being amortized using the effective interest method over the term of the 2013 Notes. The amortization of this debt discount was accelerated upon the completion of our IPO with the corresponding expense recorded in our Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 6 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Change in Fair Value of Derivative Liabilities Associated with the Medicis Settlement
The Product Approval Payment associated with the Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability will be remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid.

Change in Fair Value of Common Stock Warrant Liability
Common stock warrants issued in connection with the 2013 Notes were classified as liabilities on our Condensed Consolidated Balance Sheet and require remeasurement at each balance sheet date. Upon the completion of our IPO, these common stock warrants liabilities were remeasured to fair value and settled in conjunction with the cashless net exercise of these warrants. See Note 6 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Our previously outstanding convertible preferred stock warrants were classified as liabilities on our Condensed Consolidated Balance Sheets at fair value as they were contingently redeemable because they obligated us to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The convertible preferred stock warrants were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Upon the IPO in February 2014, these preferred stock warrants were remeasured to fair value and converted into common stock warrants with the corresponding liability reclassified to additional paid in capital.

	Three Months Ended March 31,
	2015	2014	%
	(In thousands, except percentages)
Interest income	$27	$2	1,250%
Interest expense	(165)	(9,841)	(98)%
Change in fair value of derivative liabilities associated with convertible notes	—	4,032	(100)%
Change in fair value of derivative liabilities associated with the Medicis settlement	(42)	(416)	(90)%
Change in fair value of common stock warrant liability	—	(2,151)	(100)%
Change in fair value of convertible preferred stock warrant liability	—	(210)	(100)%
Loss on settlement of preferred stock warrant	—	(1,356)	(100)%
Other expense, net	(47)	—	N/A
Total other expense	$(227)	$(9,940)	(98)%

Our total other expense for the three months ended March 31, 2015 decreased by 98%, compared to the same period in 2014, primarily due to a decrease in interest expense, which is described above, a decrease in the fair value of the Medicis derivative liabilities, conversion of common stock warrants into common stock upon the IPO, which are no longer required to be remeasured to fair value at each balance sheet date, conversion of preferred stock warrants into equity based common stock warrants, which are also no longer required to be re-measured to fair value at each balance sheet date, and no loss on settlement of preferred stock warrants in the current period, offset by an increase in the fair value of the derivative liabilities associated with convertible notes.
Liquidity and Capital Resources
As of March 31, 2015, cash and cash equivalents totaled $153.7 million, a decrease of $17.3 million, from December 31, 2014. In April 2015, we received $9.8 million from the sale of equipment to Essex Capital and concurrently entered into a three year lease agreement for such equipment.
Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the three months ended March 31, 2015, we had a net loss of $15.4 million. For the three months ended March 31, 2015, we used $13.0 million of cash to fund operating activities. As of March 31, 2015, we had a working capital surplus of $149.3 million and an accumulated deficit of $274.2 million. We believe that our existing cash and cash equivalents, including net proceeds from our IPO of $98.6 million, net proceeds from our follow-on public offering of $131.3 million, and proceeds of $10.9 million from sale of equipment to Essex Capital will allow us to fund our operations for at least the next 12 months.

Cash Flows
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(13,026)	$(21,106)
Net cash used in investing activities	(1,726)	(910)
Net cash provided by (used in) financing activities	(2,563)	105,955

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
Cash used in operating activities of $13.0 million during the three months ended March 31, 2015 resulted in part from our net loss of $15.4 million, offset by stock-based compensation expense of $2.3 million and depreciation expense of $0.5 million. The $0.6 million decrease in our net operating assets and liabilities was primarily due to decreases in prepaid and other currents assets, other non-current assets, and accounts payable by $1.8 million offset by an increase in accruals and other current liabilities by $1.2 million.
Cash used in operating activities of $21.1 million during the three months ended March 31, 2014 resulted in part from our net loss of $21.4 million, non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $4.0 million offset by loss on extinguishment of our 2013 Notes of $8.3 million, revaluation of common stock warrant liability of $2.2 million, loss on extinguishment of warrant liability upon exercise of put option by warrant holder of $1.4 million, amortization of debt discounts of $1.0 million, revaluation of convertible preferred stock warrant liability of $0.2 million, stock-based compensation expense of $0.8 million, depreciation expense of $0.5 million, and revaluation of derivative liability associated with Medicis settlement of $0.4 million. The $10.6 million decrease in our net operating assets and liabilities was primarily due to a decrease for payments to Medicis of $7.1 million and decreases in prepaid and other currents assets, other non-current assets, deferred revenue, and accounts payable by $5.7 million offset by increases in accruals and other current liabilities and deferred rent by $2.2 million.
Cash Flows from Investing Activities
Cash used in investing activities was $1.7 million for the three months ended March 31, 2015 consisting of $1.8 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash used in investing activities of $0.9 million for the three months ended March 31, 2014 consisting of $1.0 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.
Cash Flows from Financing Activities
Cash used in financing activities was $2.6 million for the three months ended March 31, 2015 resulted in part from our principal payments on our notes payable of $2.7 million and principal payments on our financing obligation and capital leases of $0.1 million offset by proceeds from exercise of stock options and sales of shares to our employees in our ESPP of $0.2 million.

Cash provided by financing activities of $106.0 million for the three months ended March 31, 2014 primarily comprised of net proceeds of $102.7 million from issuance of common stock in connection with our IPO in February 2014 and proceeds of $6.7 million from issuance of convertible notes and note payable which were partially offset by principal payments on notes payable by $2.0 million and cash payments to settle warrants of $1.4 million.

Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we initiate and complete clinical trials and other associated programs relating to the RT001 for the treatment of crow's feet lines and hyperhidrosis and as we initiate and complete additional clinical trials and associated programs related to RT002 for the treatment of glabellar lines and indications in muscle movement disorders, such as cervical dystonia. We believe that our existing capital resources, the net proceeds from our IPO, and net proceeds from our follow-on public offering will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 4, 2015.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table, which summarizes our contractual obligations as of March 31, 2015, represents material expected or contractually committed future obligations, with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated funding activities and from our existing cash balances.

	Payments Due by Period
Contractual Obligations:	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 Years
	(In thousands)
Operating lease obligations(1)	$52,355	$5,108	$10,704	$11,433	$25,110
Other long-term liabilities reflected on our balance sheet under GAAP(2)	881	423	458	—	—
Total	$53,236	$5,531	$11,162	$11,433	$25,110

(1)	Operating lease agreements represent our obligations to make payments under non-cancelable lease agreements for our facilities.

(2)	Other long-term liabilities reflected on our balance sheet under GAAP represents our financing obligation to make lease payments under the Loan and Lease Agreement with Essex Capital.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We had cash and cash equivalents of $153.7 million and $171.0 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, our cash and cash equivalents were held in deposit and money market fund accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three months ended March 31, 2015 and 2014, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations. On May 1, 2015, a complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against us and certain of our directors and executive officers at the time of our follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering.
In general, the complaint alleges that the defendants misrepresented the then-present status of our RT001 clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of our drug candidate, RT001, for the treatment of lateral canthal lines at the time of our follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased our common stock in our follow-on public offering and seeks unspecified monetary damages and other relief.
We believe that the class action lawsuit is without merit and intend to vigorously defend the action. Nevertheless, this litigation, as any other litigation, is subject to uncertainty and there can be no assurance that this litigation will not have a material adverse effect on our business, results of operations, financial position or cash flows.
Except as provided above, we are not currently involved in any material legal proceedings.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our product candidates, primarily our topical product candidate RT001 and our injectable product candidate RT002. *
To date, we have invested most of our efforts and financial resources in the research and development of RT001, our topical formulation of botulinum toxin. We are in a Phase 3 development program for RT001 for the treatment of crow's feet lines. In October 2014, we initiated an open-label study designed to confirm successful transfer of the production of our topical RT001 drug product to our manufacturing facility. Following a comprehensive analysis of the data obtained in such study, we commenced and plan to complete in the first half of 2015 a new open-label study using RT001. In addition, we also expect to initiate a Phase 2 clinical study using topical RT001 for the treatment of hyperhidrosis in mid-2015. To date, we have conducted sixteen clinical trials for RT001, with a total of over 1,500 subjects, for the treatment of crow's feet lines.
We have also invested in the research and development of an injectable form of botulinum toxin, RT002. Based on the results of our Phase 1/2 study of RT002 for the treatment of moderate to severe glabellar (frown) lines, we initiated BELMONT, a Phase 2 active comparator trial against the market leader BOTOX® Cosmetic in late 2014 and completed enrollment of patients in the trial in March 2015. We are also exploring therapeutic indications for muscle movement disorders such as cervical dystonia, which account for a large proportion of neurotoxin therapeutic sales globally, using RT002.

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

•	our ability to successfully commercialize RT001, RT002 or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to RT001, RT002 or any future product candidates;

•	our ability to avoid third party patent interference or intellectual property infringement claims;

•	acceptance of RT001, RT002 or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	the continued acceptable safety profile of RT001, RT002 or any future product candidates following approval.
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

We may be unable to obtain regulatory approval for RT001, RT002 or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations. *
To gain approval to market of a biologic product such as RT001 and RT002, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, purity and potency of the product for the intended indication applied for in a Biologics License Application, or BLA, or other respective regulatory filing. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In particular, we have conducted two Phase 2b controlled clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. We have also conducted one open label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 were safe and well tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. In October 2014, we conducted an open-label clinical trial designed to test the efficacy of our topical RT001 drug product. The efficacy analysis from the 43 patients enrolled in the open-label trial showed clinically meaningful efficacy measured by the one-point investigator’s global assessment, or IGA, and the one-point patient severity assessment, or PSA, as well as in the aggregate for the composite one-point assessment. The two-point response rates for the individual IGA and composite IGA and PSA assessments, however, did not meet the endpoints for the patients enrolled in the trial. Following a comprehensive analysis of the data obtained in such trial, we determined that the preliminary composite results were not adequate to move forward with our Phase 3 pivotal trial at such time. We commenced and plan to complete in the first half of 2015 an open-label trial using RT001 drug product manufactured in our facility. If any of our clinical trials do not demonstrate the safety and efficacy to our satisfaction, or to the satisfaction of the FDA, the timing and our ability to obtain regulatory approval for RT001 could be materially and adversely affected.
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
Further, after our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process to obtain confirmation from the FDA that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for continued clinical trials. At the end of this process, the FDA indicated that the final indication would depend on the patient populations studied, the data collected, and the interpretation of the data during the BLA review process. The FDA also indicated its expectation for demonstration of botulinum toxin effect mechanism of action of RT001 to be assessed at maximum contraction, or "at smile", to inform its analysis of the risks and benefits of RT001. Our clinical development program for RT001 measures effect "at smile" as an additional assessment endpoint to demonstrate botulinum toxin's effect on relaxation of muscle at maximum contraction. However, age-related crow's feet lines of the upper face are the lines visible "at rest" and the primary endpoint of our clinical development program measures the efficacy of RT001 by a 2-point composite of physician and patient scales "at rest."
In August 2014, the FDA issued a Draft Guidance prepared by the Division of Dermatology and Dental Products entitled "Upper Facial Lines: Developing Botulinum Toxin Drug Products". The Draft Guidance, among other things, recommends assessing the primary endpoint measurement for efficacy at maximum contraction, recommends defining treatment success as a score of 0 or 1 and at least a two grade reduction on both investigator and subject assessments, and recommends that review of photographs at maximum contraction by a masked independent committee be a required secondary efficacy measurement. We responded to the FDA's request for public comment on the non-binding Draft Guidance on October 30, 2014 and our response was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 4, 2014. We do not know when the guidance will be finalized, if at all, or the recommendations that will be contained therein. Even if final guidance is issued by the FDA, industry may pursue approval using an alternative approach if the approach satisfies the requirements of the applicable statutes and regulations. After consultation with our regulatory consultants, and based in part on the outcome of our Formal Dispute Resolution and related written confirmation from the FDA that we could proceed with Phase 3 development, we plan to complete our RT001 clinical trials using our current primary endpoint assessment by a 2-point composite of investigator and patient assessments "at rest" supplemented by our additional assessment "at smile" to demonstrate the mechanism of action is a botulinum toxin effect.
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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts. *
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates RT001 and RT002. In particular, our U.S. clinical programs for RT001 and RT002 will require substantial additional funds to complete. We have recorded net losses of $15.4 million and $21.4 million for the three months ended March 31, 2015 and 2014, respectively, had an accumulated deficit through March 31, 2015 of $274.2 million and had a working capital surplus of $149.3 million as of March 31, 2015, primarily as a result of our initial public offering and our follow-on public offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of March 31, 2015, we had capital resources consisting of cash and cash equivalents of $153.7 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million in our initial public offering, or IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001, RT002 and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001, RT002 and any future product candidates.
We believe that our existing cash and cash equivalents, including the net proceeds from our IPO and follow-on public offering will allow us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
The commercial success of RT001, RT002 and any future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of RT001, the treatment of lateral canthal lines, or crow’s feet lines, and hyperhidrosis, in the case of RT002, the treatment of glabellar lines, and other aesthetic and therapeutic indications that we may seek to pursue. The degree and rate of physician adoption of RT001, RT002 and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing therapies;

•	physician willingness to adopt a new therapy to treat crow’s feet lines, hyperhidrosis, glabellar lines, cervical dystonia or other therapeutic indications;

•	overcoming any biases physicians or patients may have toward injectable procedures for the treatment of crow’s feet lines, hyperhidrosis or other indications;

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of crow’s feet lines, hyperhidrosis, glabellar lines, cervical dystonia or other therapeutic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
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
Upon marketing approval, the first expected use of our products will be in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. This market is also characterized by competitors obtaining patents to protect what they consider to be their intellectual property. We plan to seek regulatory approval of RT001 for the treatment of crow’s feet lines and RT002 for the treatment of glabellar lines.

We anticipate that RT001, if approved for the treatment of crow's feet lines, will face significant competition from other facial aesthetic products, including injectable botulinum toxins and dermal fillers. If approved, RT001 may also compete with unapproved and off-label treatments. We anticipate that RT002, if approved, will also face significant competition from existing injectable botulinum toxins and dermal fillers, as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for both RT001 and RT002 from biosimilar products and products based upon botulinum toxin. To compete successfully in the aesthetic market, we will have to demonstrate that the reduction of crow’s feet lines with RT001 or the treatment of glabellar lines with RT002 is a worthwhile aesthetic treatment and has advantages over existing therapies. Competing in the aesthetic market could result in price-cutting, reduced profit margins and limited market share, any of which would harm our business, financial condition and results of operations.
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
We currently make our RT001 clinical drug product exclusively in one manufacturing facility and our RT002 clinical drug product in the same and one other external facility. We plan to utilize certain of these facilities in the future to support commercial production if our product candidates are approved. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.*
We currently manufacture our own clinical drug product to support RT001 exclusively in a single facility and plan to utilize this facility in the future to support commercial production if our product candidate is approved. The drug product to support RT002 clinical trials is manufactured in the same facility, as well as in an external manufacturing facility. We expect that additional manufacturing capacity would need to be established in the future to support commercial production of RT002 if this product candidate is approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
Currently, we maintain insurance coverage totaling $27.7 million against damage to our property and equipment, $2.0 million in general liability coverage, a $9.0 million umbrella policy, and an additional $35.0 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.
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

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability. *
We are a clinical-stage specialty biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 or RT002. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $15.4 million and $21.4 million for the three months ended March 31, 2015 and 2014, respectively, had an accumulated deficit through March 31, 2015 of $274.2 million and had a working capital surplus of $149.3 million as of March 31, 2015, primarily as a result of our initial public offering and our follow-on public offering. In February 2014, we closed our IPO. The net proceeds from the sale of the shares in our IPO and our follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offering were approximately $98.6 million and $131.3 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT001 and RT002. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months. Given our desired clinical development plans for the next 12 months, our financial statements do not reflect an uncertainty about our ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.
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
We have no experience manufacturing our product candidates at full commercial scale. If our product candidates are approved, we will face certain risks associated with scaling up our manufacturing capabilities to support commercial production. *
We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of drug product at this facility that we use for research and development purposes and for clinical trials of our product candidates. We do not have experience in manufacturing our product candidates at commercial scale. To meet our strategic objectives, we currently plan to manufacture a significant portion of our drug substance and commercial products in our own facility. If our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. For example, we are building a larger capacity fill-finish line dedicated to our topical product candidate RT001 and to support our regulatory license applications, if approved. In addition, we expect to further scale up our RT002 drug product manufacturing. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

We currently contract with third-party manufacturers for certain components necessary to produce RT001 for clinical trials and expect to continue to do so to support commercial scale production if RT001 is approved. This increases the risk that we will not have sufficient quantities of RT001 or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

We and our manufacturers purchase the materials necessary to produce RT001 and RT002 for our clinical trials from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through American Peptide Company, Inc., the diluent through Hospira Worldwide, Inc. and our delivery apparatus through Duoject Medical Systems, Inc. We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of RT001, RT002 or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of RT001, RT002 or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of RT001, RT002 and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Furthermore, if there is a disruption to our or our third-party suppliers’ relevant operations, we will have no other means of producing RT001, RT002 or any future product candidates until they restore the affected facilities or we or they procure alternative facilities. Additionally, any damage to or destruction of our or our third party or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
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
We currently rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize RT001, RT002 or any future product candidates. *
We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.
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
Our ability to commercialize RT001, RT002, or any future product candidates for therapeutic indications such as hyperhidrosis or cervical dystonia will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third party payors. As a threshold for coverage and reimbursement, third party payors generally require that drug products have been approved for marketing by the FDA. Third party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third party coverage or reimbursement for RT001, RT002 or any future product candidates, or we may be required to sell them at a discount.
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

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize RT001, RT002 or any other future product candidates, if approved, or generate product revenue. *
We currently have limited marketing capabilities and no sales organization. To commercialize RT001, RT002 or any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If RT001 or RT002 receives regulatory approval, we expect to market RT001 or RT002, as applicable, through our own sales force in North American, and in European and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, which may be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RT001, RT002 or any future product candidates. If we are not successful in commercializing RT001, RT002 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth. *
As of March 31, 2015, we had 86 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001, RT002 or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We have been, and in the future may be, subject to securities class action lawsuits and shareholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*
We have been, and may in the future be, the target of securities class actions or shareholder derivative claims. On May 1, 2015, a complaint was filed on behalf of City of Warren Police and Fire Retirement System against us and certain of our directors and executive officers at the time of our follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering. This and any such other actions or claims could result in substantial damages and may divert management’s time and attention from our business.
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
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired. *
Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of RT001 and RT002, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products to serve both the aesthetic and therapeutic markets. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. While our two product candidates, RT001 and RT002, are each in the clinical development stage, all of our other potential product candidates remain in the discovery or preclinical stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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
Our business involves the use of hazardous materials and we and our third party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*
Our research and development and manufacturing activities and our third party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including botulinum toxin type A, a key component of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed with the Center for Disease Control, or CDC and with the California Department of Health, Food and Drug Branch for use of botulinum toxin and to manufacture both the active pharmaceutical ingredient, or API, and the finished product in topical and injectable dose forms. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.
We may license or selectively pursue strategic collaborations for the development, validation and commercialization of RT001, RT002 and any future product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
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

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. *
Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of cosmetics, pharmaceuticals and botulinum toxin have developed large portfolios of patents and patent applications in fields relating to our business. For example, there are patents held by third parties that relate to the treatment with botulinum toxin-based products for indications we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
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
Risks Related to Government Regulation
Our business and products are subject to extensive government regulation. *
We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, principally by the FDA, the U.S. Drug Enforcement Administration, or DEA, the CDC, and foreign regulatory authorities. Failure to comply with all applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act, or FFDCA, the Public Health Service Act, or PHSA, and Controlled Substances Act, may subject us to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products, as discussed in more detail in the risk factors in Part II, Item 1A of our Form 10-Q entitled "We may be unable to obtain regulatory approval for RT001, RT002 or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations." Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of RT001, RT002 or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates, including our Phase 3 clinical program for RT001 and our Phase 2 clinical program for RT002;

•	announcements of regulatory approval or disapproval of RT001, RT002 or any future product candidates;

•	FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with customers and strategic partners; and

•	other factors described in this “Risk Factors” section.
These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical companies, including us, following periods of volatility in their stock prices. Such litigation instituted against us could cause us to incur substantial costs and divert management’s attention and resources.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well. *
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In addition, on March 4, 2015, we entered into an At Market Issuance Sales Agreement, or the  ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through our sales agent.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.
Substantially all of our existing stockholders were subject to lock-up agreements with the underwriters of our IPO and follow on public offering that restricted the stockholders’ ability to transfer shares of our common stock. In August and September 2014, respectively, the lock-up periods expired and these shares became eligible for sale, subject to certain securities law related limitations and conditions.
As of March 31, 2015, certain holders of approximately 10,068,447 shares of our common stock, including shares issuable upon the exercise of outstanding warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the arrangements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of March 31, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 48.8% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 5, 2014, our registration statement on Form S-1 (File No. 333-193154) was declared effective for our IPO, pursuant to which we sold 6,900,000 shares of common stock at a public offering price of $16.00 per share for an aggregate gross offering proceeds of $110.4 million. As a result of the IPO, we received net proceeds of $98.6 million, after deducting underwriting discounts, commissions and other offering expenses. On June 18, 2014 our registration statement on Form S-1 (File No. 333-196582) was declared effective for our follow-on public offering pursuant to which we sold 4,600,000 shares of common stock at a price of $30.50 per share for aggregate gross proceeds of $140.3 million. As a result of the public follow-on offering, we received net proceeds of $131.3 million, after deducting underwriting discounts, commissions, and other offering expenses. None of the expenses associated with the IPO and follow-on offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

We designed our proprietary RT001 reconstitution, activation and application, or RAA device, in collaboration with Duoject Medical Systems, Inc., or Duoject, a supplier of medical devices and provider of design and development services. We entered into a Development, Manufacturing and Supply Agreement with Duoject on April 30, 2010, relating to development work and manufacture and supply services. Effective as of May 13, 2015, we entered into an amendment to this agreement with Duoject, or the Duoject Amendment, that provides for updated payment and other terms regarding the commercial availability of the RAA device. The foregoing description of the Duoject Amendment is qualified in its entirety by reference to the copy of the Duoject Amendment that is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVANCE THERAPEUTICS, INC.

Date: May 14, 2015	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Executive Vice President of Corporate Development (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1	Second Amendment to Loan and Lease Agreement, dated February 26, 2015, by and between Revance Therapeutics, Inc. and Essex Capital Corporation	10-K	001-36297	10.25	March 4, 2015
10.2*	Offer Letter dated March 2, 2015 by and between Revance Therapeutics, Inc. and Philip J. Vickers					X
10.3	Sales Agreement, dated March 4, 2015, by and between Revance Therapeutics, Inc. and Cowen and Company, LLC	10-K	001-36297	10.42	March 4, 2015
10.4+	First Amendment to Development, Manufacturing and Supply Agreement between Duoject Medical Systems Inc. and Revance Therapeutics, Inc., effective as of May 13, 2015					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and shall not be deemed filed with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act. Such certifications shall not be deemed incorporated by reference into any filing of Revance Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.