Form 10-Q
period 2015-06-30
Revance Therapeutics, Inc.
filed 2015-08-07
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 29, 2015: 23,950,519

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96,417	$171,032
Short-term investments	38,884	—
Restricted cash, current portion	35	75
Prepaid expenses and other current assets	1,920	1,624
Total current assets	137,256	172,731
Property and equipment, net	19,134	19,274
Long-term investments	14,052	—
Restricted cash, net of current portion	400	435
Other non-current assets	374	29
TOTAL ASSETS	$171,216	$192,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,211	$3,149
Accruals and other current liabilities	5,040	4,145
Financing obligation, current portion	2,906	307
Notes payable, current portion and net of discount	—	2,635
Total current liabilities	10,157	10,236
Financing obligation, net of current portion	6,973	598
Derivative liabilities associated with Medicis settlement	1,494	1,541
Deferred rent	3,751	3,725
TOTAL LIABILITIES	22,375	16,100
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of June 30, 2015 and December 31, 2014, respectively; 23,945,936 and 23,774,465 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	439,833	435,142
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(291,004)	(258,797)
TOTAL STOCKHOLDERS’ EQUITY	148,841	176,369
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,216	$192,469
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$75	$75	$150	$233
Operating expenses:
Research and development	10,303	8,110	19,557	15,661
General and administrative	6,360	4,857	12,356	8,950
Total operating expenses	16,663	12,967	31,913	24,611
Loss from operations	(16,588)	(12,892)	(31,763)	(24,378)
Interest income	49	1	76	4
Interest expense	(279)	(267)	(444)	(10,108)
Change in fair value of derivative liabilities associated with the convertible notes	—	—	—	4,032
Changes in fair value of derivative liabilities associated with Medicis settlement	89	(76)	47	(493)
Change in fair value of common stock warrant liability	—	—	—	(2,151)
Change in fair value of convertible preferred stock warrant liability	—	—	—	(210)
Loss on settlement of preferred stock warrant	—	—	—	(1,356)
Other expense, net	(76)	(68)	(123)	(68)
Net loss	(16,805)	(13,302)	(32,207)	(34,728)
Unrealized loss on available for sale securities	(12)	—	(12)	—
Comprehensive loss	$(16,817)	$(13,302)	$(32,219)	$(34,728)
Net loss attributable to common stockholders (Note 12):
Basic	$(16,805)	$(13,302)	$(32,207)	$(34,728)
Diluted	$(16,805)	$(13,302)	$(32,207)	$(34,728)
Net loss per share attributable to common stockholders:
Basic	$(0.71)	$(0.69)	$(1.37)	$(2.26)
Diluted	$(0.71)	$(0.69)	$(1.37)	$(2.26)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic	23,584,910	19,380,934	23,560,133	15,361,215
Diluted	23,584,910	19,380,934	23,560,133	15,361,215
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,207)	$(34,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,075	1,019
Amortization of premium on investment	128	—
Amortization of discount on debt and capital leases	5	1,122
Amortization of debt issuance cost	39	99
Change in fair value of derivative liabilities associated with the convertible notes	—	(4,032)
Changes in fair value of derivative liabilities associated with Medicis settlement	(47)	493
Change in fair value of common stock warrant liability	—	2,151
Change in fair value of convertible preferred stock warrant liability	—	210
Loss on settlement of preferred stock warrant	—	1,356
Loss on extinguishment of 2013 Notes	—	8,331
Stock-based compensation expense	4,724	2,327
Interest for 2013 Notes and Essex Notes upon issuance, non-cash	—	271
Capitalized interest	—	(411)
Effective interest on financing obligation	100	—
Loss on disposal of fixed assets	29	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(412)	(1,340)
Other non-current assets	(345)	(1,055)
Accounts payable	(938)	(4,084)
Accruals and other current liabilities	2,234	1,633
Payments against Medicis liabilities	—	(7,073)
Deferred rent	103	451
Net cash used in operating activities	(25,512)	(33,260)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,292)	(3,418)
Purchases of investments	(53,076)	—
Change in restricted cash	75	75
Net cash used in investing activities	(55,293)	(3,343)

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows — (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred follow-on public offering costs	—	131,882
Proceeds from issuance of common stock, net of deferred initial public offering costs	—	102,672
Proceeds from issuance of convertible notes and notes payable	—	6,750
Principal payments made on capital leases and financing obligation	(956)	(66)
Net settlement of restricted stock awards to settle employee taxes	(620)	—
Principal payments made on notes payable	(2,652)	(4,106)
Proceeds from sale and leaseback financing	9,831	—
Proceeds from the exercise of stock options and employee stock purchase plan	587	303
Payments to settle warrants	—	(1,438)
Net cash provided by financing activities	6,190	235,997
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,615)	199,394
CASH AND CASH EQUIVALENTS — Beginning of period	171,032	3,914
CASH AND CASH EQUIVALENTS — End of period	$96,417	$203,308
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$300	$696
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$20	$1,484
Write-off of fixed assets	$28	$—
Conversion of Series E-1, E-2, E-3, E-4 and E-5 preferred stock into common stock	$—	$123,982
Conversion of 2013 Notes into common stock	$—	$26,206
Issuance of common stock upon net exercise of common stock warrants in connection with IPO	$—	$6,490
Fair value in excess of debt host for derivative liabilities associated with convertible notes	$—	$1,050
Deferred initial public offering costs	$—	$4,028
Deferred follow-on public offering costs	$—	$546
Conversion of preferred stock warrants to common stock warrants	$—	$1,441
Conversion of Essex Notes into financing obligations	$—	$1,095
Termination of stock option repurchase right	$—	$58
Issuance of common stock warrants in connection with the 2013 Notes	$—	$981
Issuance of convertible preferred stock warrants	$—	$80
Accrual for reimbursable tenant improvements	$—	$1,109
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, combined with its patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. Revance's proprietary TransMTS technology enables delivery of botulinum toxin type A through two novel product candidates, topical RT001 and injectable RT002. The Company is pursuing clinical development for RT001 and RT002 for aesthetic and therapeutic indications. The Company holds worldwide rights for all indications of RT001, RT002, and its TransMTS technology platform.
Since commencing operations in 2002, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel and raising capital. The Company has devoted predominantly all of its resources to preclinical, clinical, and manufacturing development of RT001 and RT002. The Company has never been profitable and has not commenced commercial operations.
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. For the three and six months ended June 30, 2015, the Company had a net loss of $16.8 million and $32.2 million and used $25.5 million of cash for operating activities during the six months ended June 30, 2015. As of June 30, 2015, the Company had a working capital surplus of $127.1 million and an accumulated deficit of $291.0 million. The Company has funded its operations primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of June 30, 2015, the Company had capital resources consisting of cash, cash equivalents, and investments of $149.4 million. The Company believes that its existing cash, cash equivalents, and investments will allow the Company to fund its operations for at least the next 12 months.
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

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2015, except as described below.

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
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents may include cash on deposit, money market funds, and debt securities.
Investments
Short-term investments generally consist of securities with original maturities greater than three months and remaining maturities of less than one year, while long-term investments generally consist of securities with remaining maturities greater than one year. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. All of its investments are classified as available-for-sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accumulated as a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. Interest income, net includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of investments, if any. The cost of securities sold is based on the specific-identification method. The Company monitors its investment portfolio for potential impairment on a quarterly basis. If the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the carrying amount of the security is reduced to fair value and a loss is recognized in operating results for the amount of such decline. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and its intent and ability to hold the security to maturity or forecasted recovery. The Company mitigates its credit risk by investing in money market funds and U.S. government agency obligations which limits the amount of investment exposure as to credit quality and maturity.
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
3. Medicis Settlement
In October 2012, the Company entered into a settlement and termination agreement with Medicis Pharmaceutical Corporation, or Medicis. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 and RT002 from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in 2013 and the remaining $7.1 million was paid in 2014, and (iii) $4.0 million to be paid upon the achievement of regulatory approval for RT001 or RT002 by the Company, or Product Approval Payment.
As of June 30, 2015, the Company determined the fair value of its liability for the Product Approval Payment was $1.5 million, which was measured by assuming a term of 4 years, a risk-free rate of 1.3% and a credit risk adjustment of 6.3%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2019. The Company did not make any payments under the Product Approval Payment during the six months ended June 30, 2015.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

4. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds and U.S. government agency obligations, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	June 30, 2015				December 31, 2014
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$90,659	$—	$—	$90,659	$166,038	$—	$—	$166,038
U.S. government agency obligations	52,948	2	(14)	52,936	—	—	—	—
Total cash equivalents and available-for-sale securities	$143,607	$2	$(14)	$143,595	$166,038	$—	$—	$166,038

Classified as:
Cash equivalents				$90,659				$166,038
Short-term investments				38,884				—
Long-term investments				14,052				—
Total cash equivalents and available-for-sale securities				$143,595				$166,038

As of June 30, 2015 and December 31, 2014, the remaining contractual maturities of available-for-sale securities were less than two years.

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of June 30, 2015 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. These liabilities, consisting of the Medicis settlement, are considered Level 3 instruments, while the assets, consisting of money market funds and U.S. government agency obligations, are considered Level 1 and Level 2 instruments, respectively. The fair value of these instruments was as follows (in thousands):

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$90,659	$90,659	$—	$—
U.S. government agency obligations	52,936	—	52,936	—
Total assets measured at fair value	$143,595	$90,659	$52,936	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,494	$—	$—	$1,494
Total liabilities measured at fair value	$1,494	$—	$—	$1,494

	As of December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$166,038	$166,038	$—	$—
Total assets measured at fair value	$166,038	$166,038	$—	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,541	$—	$—	$1,541
Total liabilities measured at fair value	$1,541	$—	$—	$1,541

The fair value of the U.S. government agency obligations are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the six months ended June 30, 2015 and the year ended December 31, 2014.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2014	1,541
Change in fair value	(47)
Fair value as of June 30, 2015	$1,494

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
6. Notes Payable and Financing Obligation
Hercules Notes Payable
In September 2011, the Company entered into a loan and security agreement with Hercules Technology Growth Capital for $22.0 million, referred to as the Hercules Notes Payable.
The Hercules Notes Payable, which matured in March 2015 and has been repaid in full, was collateralized by all assets of the Company, and bore interest at the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25% per annum and contained covenants that required, among other things, that the Company seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 45 days after the end of each quarter and within 90 days after each year end. Starting in July 2012, the loan was repaid in 33 equal monthly payments of principal and interest of $0.8 million plus an end of term payment of $0.5 million if the loan is prepaid, or $0.4 million if paid upon maturity. In March 2015, the Hercules Notes Payable was repaid in full, including the end of term payment of $0.4 million.
In connection with the Hercules Notes Payable, the Company issued warrants to purchase 17,977 shares of Series D convertible preferred stock at $66.75 per share, which converted to warrants to purchase common stock upon the Company's initial public offering, or IPO. The fair value of the warrants of $0.1 million was recorded as a debt discount and was amortized to interest expense using the straight-line method over the loan term. The Company incurred $0.5 million of debt issuance costs in connection with the Hercules Notes Payable which was also amortized to interest expense over the loan term.
The Company made principal and interest payments on the Hercules Notes Payable of $0 and $2.6 million and $2.3 million and $4.6 million during the three and six months ended June 30, 2015 and 2014, respectively.

Essex Capital Notes
On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 commercial fill/finish line, or the Fill/Finish Line. Under the Loan and Lease Agreement, with the issuance of each Note, the Company issued warrants to purchase its capital stock. The Essex Notes incurred interest at 11.5% per annum through the completion of the IPO in February 2014 and 10.375% per annum thereafter. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Loan and Lease Agreement, and an additional $2.5 million in January 2014. In May 2014, pursuant to the terms of this agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance of $1.1 million, and sold and leased the equipment back from Essex Capital for fixed monthly payments to be paid over 3 years. This transaction did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method.
On December 17, 2014, the Company entered into the First Amendment to the Loan and Lease Agreement with Essex Capital. Under the terms of this Amendment, the Company repaid the outstanding debt balance of $3.9 million and issued warrants to purchase 44,753 shares of common stock. In February 2015, the Company executed the Second Amendment to the Loan and Lease Agreement, under which the term of the facility was extended to April 15, 2015, and the purchase price of the equipment was increased by $0.1 million to approximately $9.8 million. In accordance with the terms of the Loan and Lease Agreement, in April 2015, the Company sold equipment to Essex Capital for approximately $9.8 million, and concurrently with this sale, entered into a lease for the equipment for a fixed monthly payment to be paid over 3 years. This transaction also did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method.
In June 2015, the Company exercised its option to purchase all equipment sold and leased back from Essex Capital for 10% of the original purchase amount, or approximately $1.1 million, at the conclusion of the lease terms.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

As of June 30, 2015, the aggregate total future minimum lease payments under the financing obligation were as follows (in thousands):

Year Ending December 31,
2015	$2,109
2016	4,217
2017	3,971
2018	949
Total payments	$11,246
Additionally, the Company made interest payments on the Essex Notes in the amount of $0.01 million for the six months ended June 30, 2014.
7. Convertible Notes, Warrants, and Related Derivatives
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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense
Cash related interest expense (1)	$(190)	$(324)	$(300)	$(696)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	(48)	(39)	(100)
Non-cash interest expense — warrant and derivative related debt discounts	—	(75)	(5)	(142)
Non-cash interest expense — convertible notes	—	—	—	(1,250)
Loss on extinguishment of 2013 Notes	—	—	—	(8,331)
Effective interest on financing obligation	(89)	—	(100)	—
Non-cash capitalized interest expense (2)	—	180	—	411
Total non-cash interest expense	(89)	57	(144)	(9,412)

Total interest expense	$(279)	$(267)	$(444)	$(10,108)

(1)	Cash related interest expense includes interest payments to Hercules Notes Payable, Essex Notes, and Financing Obligations.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Rent expense was $1.3 million and $2.6 million for each of the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2015	$2,538
2016	5,222
2017	5,394
2018	5,578
2019 and thereafter	32,354
Total payments	$51,086
Other Milestone-Based Commitments
The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.  The Company also has one remaining future milestone payment of $4.0 million due and payable to upon the achievement of regulatory approval for RT001 or RT002 by the Company (Note 3).
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to the Company’s manufacturing facility. These agreements, which total $20.1 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. As of May 2015, the Company became subject to a legal complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the follow-on public offering, and the investment banking firms that acted as the underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of its drug candidate, RT001, for the treatment of lateral canthal lines at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased common stock in the follow-on public offering and seeks unspecified monetary damages and other relief.

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
10. Warrants

As of June 30, 2015, the Company has warrants to purchase 198,662 shares of common stock outstanding and no convertible preferred stock warrants outstanding.

11. Equity
2014 Equity Incentive Plan
On January 1, 2015, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s capital stock outstanding on December 31, 2014, or 950,978 shares. During the six months ended June 30, 2015, the Company granted stock options for 663,038 shares of common stock and 149,486 restricted stock awards under the 2014 EIP, including a stock option grants for 90,000 shares to non-employee directors. As of June 30, 2015, there were 333,185 shares available for issuance under the 2014 EIP.
2014 Inducement Plan
As of June 30, 2015, there were 141,500 shares available for issuance under the 2014 Inducement Plan, or 2014 IN.
The fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	5.7	6.0	6.2	5.8
Expected volatility	59.3%	57.6%	64.8%	55.8%
Risk-free interest rate	1.8%	1.9%	1.5%	1.8%
Expected dividend rate	—%	—%	—%	—%
Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company's stock price as quoted by the NASDAQ. Prior to the IPO, the fair value of the shares of common stock underlying the stock options had historically been determined by the Board of Directors. Because there was no public market for the Company’s common stock, the Board of Directors had determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors.

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
The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	8.8	9.1	8.9	9.1
Expected volatility	71.2%	57.6%	69.4%	57.6%
Risk-free interest rate	2.1%	2.6%	2.0%	2.6%
Expected dividend rate	—%	—%	—%	—%

2014 Employee Stock Purchase Plan
On January 1, 2015, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2014, or 237,744 shares. As of June 30, 2015, there were 404,073 shares available for issuance under the 2014 EIP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2015	2014
Expected term (in years)	0.5	0.5
Expected volatility	49.9%	48.0%
Risk-free interest rate	0.1%	0.1%
Expected dividend rate	—%	—%
Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company’s stock price as quoted by the NASDAQ.
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

Total Stock-Based Compensation
Total stock-based compensation expense related to options and restricted stock awards granted to employees and nonemployees was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$869	$592	$1,697	$1,087
General and administrative	1,538	907	3,027	1,240
Total stock based compensation expense	$2,407	$1,499	$4,724	$2,327

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at December 31, 2014	$—

Other comprehensive income (loss) before reclassifications	(12)
Reclassications from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income (loss)	(12)

Balance at June 30, 2015	$(12)

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

12. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders, basic	$(16,805)	$(13,302)	$(32,207)	$(34,728)
Net loss attributable to common stockholders, diluted	$(16,805)	$(13,302)	$(32,207)	$(34,728)
Net loss per share attributable to common stockholders
Basic	$(0.71)	$(0.69)	$(1.37)	$(2.26)
Diluted	$(0.71)	$(0.69)	$(1.37)	$(2.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	23,584,910	19,380,934	23,560,133	15,361,215
Diluted	23,584,910	19,380,934	23,560,133	15,361,215

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30
	2015	2014
Stock options	2,347,195	1,890,019
Common stock warrants	198,662	153,909
Unvested restricted stock awards	316,763	205,050

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding the results and the timing of clinical trials in our development of RT001 for the treatment of crow’s feet lines, hyperhidrosis or other indications;

•	our expectations regarding the results and the timing of clinical trials of RT002 for the treatment of glabellar lines, muscle movement disorders including cervical dystonia or other indications;

•	our expectations regarding our future development of RT001 and RT002 for other therapeutic or aesthetic indications;

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

Overview
Revance Therapeutics, Inc. is a clinical-stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds combined with our patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. Our proprietary TransMTS technology enables delivery of botulinum toxin type A through two novel product candidates, topical RT001 and injectable RT002. We are pursuing clinical development for RT001 and RT002 for aesthetic and therapeutic indications. We hold worldwide rights for all indications of RT001, RT002, and our TransMTS technology platform.
RT001 has the potential to be the first commercially available topical botulinum toxin product. We are studying RT001 for aesthetic indications, such as crow's feet lines (wrinkles around the eyes, also known as lateral canthal lines), and therapeutic indications such as hyperhidrosis (excessive sweating). RT002 is a novel, injectable formulation of botulinum toxin designed to be a targeted and long lasting injectable botulinum toxin type product. We are studying injectable RT002 for aesthetic indications, such as frown (glabellar) lines, and therapeutic uses, such as muscle movement disorders, including cervical dystonia. Both products may have the potential to expand into additional aesthetic and therapeutic indications in the future.
We are developing and plan to commercialize RT001 for indications where topical application provides a meaningful advantage over injectable administration. RT001 is designed to have primary advantages, which include painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these potential advantages may improve the experience of patients undergoing botulinum toxin procedures and make RT001 suitable for multiple indications.
The first indications we are pursuing are in the field of dermatology and plastic surgery. If approved, we believe RT001 can expand the overall botulinum toxin aesthetic market by appealing to new patients who would prefer a needle-free approach to treatment. The aesthetic dermatology market is attractive because we believe that patients in this market tend to be open to trying new products and are willing to pay for aesthetic procedures out of pocket, reducing reliance on reimbursement. We are focused on this market not only because of its size and growth potential but also because, in the United States and Europe, this market can be easily accessed by a specialty sales force and distributor network.
We are in a Phase 3 development program of RT001 in North America for the treatment of crow's feet lines. We expect to commence a pivotal Phase 3 clinical trial of RT001 in 2015 and report efficacy data from this study in 2016. To date, we have conducted seventeen clinical trials with RT001 for the treatment of crow's feet lines, with a total of over 1,600 subjects. In two of our Phase 2b clinical trials, RT001 demonstrated a statistically significant and clinically meaningful reduction in crow’s feet lines visible to both physicians and patients. After completing our Phase 2b clinical trials, we modified the formulation of the RT001 diluent by adding two ingredients to improve its stability. We then conducted a Phase 3 clinical trial with this new diluent formulation to evaluate efficacy and safety of RT001. Data generated from this clinical trial were inconsistent with the data from our previous three Phase 2b clinical trials for the treatment of crow’s feet lines. Specifically, we observed no improvement from baseline in either the placebo or RT001 group. We initiated two open-label studies to further assess our topical RT001 drug product. Following analysis of the data available from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 U.S. Phase 3 clinical trial for the treatment of crow's feet lines. Our clinical and other studies have consistently indicated that RT001 appears to be well tolerated with no serious adverse events related to study drug or study treatment procedures or other safety concerns.
We are also developing RT001 for therapeutic applications where botulinum toxin has shown efficacy and that are particularly well suited for needle-free treatments. We have completed initial Phase 2 clinical trials for the treatment of primary axillary, or underarm, hyperhidrosis, and for the prevention of chronic migraine headache. We expect to initiate an additional clinical trial for the treatment of hyperhidrosis in the third quarter of 2015 and report results later in 2015.

We are developing RT002, an injectable formulation of botulinum toxin type A, for indications where deeper delivery of the botulinum toxin is required and a longer-lasting effect is desired. We believe RT002 may provide more targeted delivery of botulinum toxin to intended treatment sites, while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and may result in longer-lasting effect. We have demonstrated these properties in preclinical studies and have tested RT002 in a four-cohort, dose escalating, open-label Phase 1/2 clinical trial outside of the United States for the treatment of glabellar lines, the vertical lines between the eyebrows and above the nose. Data from this clinical trial indicated that RT002 appears to be well tolerated and met efficacy endpoints at all four doses. We also reported duration of effect of seven months from the last cohort of this trial, the only cohort for which duration of effect was measured. Based upon the results to date, we are further developing RT002 for the treatment of glabellar lines and have initiated BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. In addition, we plan to study RT002 in the therapeutic indication of cervical dystonia, an indication for which botulinum toxin is already approved. The category of muscle movement disorders, which includes cervical dystonia and upper limb spasticity, accounts for a large proportion of therapeutic neurotoxin sales globally.
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
Through June 30, 2015, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt and convertible debt. On June 19, 2014, we completed a follow-on public offering, pursuant to which we issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ over-allotment option to purchase 600,000 additional shares of common stock, for net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses. On February 6, 2014, we completed our initial public offering, or IPO, for sale of 6,900,000 shares of common stock at $16.00 per share, including the exercise of the underwriters’ overallotment option to purchase an additional 900,000 shares of common stock, for net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. We also raised $23.7 million through the issuance of convertible notes in the fourth quarter of 2013 and January 2014.
We have never been profitable and, as of June 30, 2015, had an accumulated deficit of $291.0 million. We incurred net losses of $16.8 million and $32.2 million and $13.3 million and $34.7 million in the three and six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had cash, cash equivalents, and investments of $149.4 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 and RT002 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have the ability to manufacture our own botulinum toxin type A product to support our clinical trials and eventually, our commercial production. Additionally, we currently utilize third party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and other territories and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	—%	$150	$150	—%
Licensing Revenue	—	—	N/A	—	83	100%
Total revenue	$75	$75	—%	$150	$233	(36)%
Our total revenue for the three months ended June 30, 2015 was unchanged, compared to the same period in 2014, due to minimum royalty payment obligations pursuant to the Relastin royalty agreement. We entered into the Relastin royalty agreement in August 2011, to sell the business related to our Relastin® product line, to Precision Dermatology, Inc., or PDI. The Relastin royalty agreement provided for minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date; however, the royalty agreement could be terminated with 90 days’ notice with the rights to the Relastin product line reverting back to us. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $0.1 million and $0.2 million for each of the three and six months ended June 30, 2015 and 2014 as set forth in the Relastin asset purchase agreement. At this time, we do not anticipate receiving royalty revenue after termination of this agreement.
Our total revenue for the six months ended June 30, 2015 decreased by 36%, compared to the same period in 2014, due to a decrease in license revenue in connection with an exclusive technology evaluation agreement with Procter & Gamble.
In June 2013, we received an upfront payment of $0.3 million, which was initially recorded as deferred revenue and recognized over the estimated performance period. During the six months ended June 30, 2014, the remaining $0.1 million of the upfront payment related to the exclusive technology evaluation agreement was recognized as license revenue.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except percentages)
Research and development	$10,303	$8,110	27%	$19,557	$15,661	25%
General and administrative	6,360	4,857	31%	12,356	8,950	38%
Total operating expenses	$16,663	$12,967	29%	$31,913	$24,611	30%
Research and Development Expenses
Research and development expenses for the three and six months ended June 30, 2015 increased by 27% and 25%, respectively, compared to the same periods in 2014, primarily due to increased costs related to personnel, clinical consultants, stock-based compensation, pre-clinical and toxicology studies, and clinical trial expenditures, which increased primarily due to our ongoing RT002 Phase 2 program for the treatment of glabellar lines and costs for our RT001 Phase 2 program for the treatment of hyperhidrosis, our RT002 Phase 2 program for the treatment of cervical dystonia, and our RT001 Phase 3 program for the treatment of moderate to severe lateral canthal lines.
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

Stock-based compensation for research and development was $0.9 million and $1.7 million and $0.6 million and $1.1 million for the three and six months ended June 30, 2015 and 2014, respectively.
General and Administrative Expenses
General and administrative expenses for the three and six months ended June 30, 2015 increased by 31% and 38%, compared to the same periods in 2014, primarily due to increased costs related to personnel, legal matters, and stock-based compensation offset by a decrease in professional fees. Following the Company's initial public offering or IPO, in February 2014, we incurred increased costs related to personnel and administrative activities to support the operation of a public company.

Stock-based compensation for general and administration was $1.5 million and $3.0 million and $0.9 million and $1.2 million for the three and six months ended June 30, 2015 and 2014, respectively.
Other Expense
Interest Income
Interest income consists primarily of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. To date, our interest income has not been significant in any individual period.
Interest Expense
Interest expense primarily consists of the interest charges associated with our convertible notes, notes payable, financing obligations, capital lease obligations, and capitalized interest. Notes payable under our term loan agreement with Hercules bore interest at a rate which was the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25%. The interest charge on our convertible notes and capital lease obligations was fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Our interest expense also includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets and are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, and derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but rather converted into shares of common stock, (iv) interest capitalized for assets constructed for use in operations, (v) interest related to the extinguishment of debt, which is classified as a loss on debt extinguishments, and (vi) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
Additionally, our note payable with Hercules matured and was fully paid off in March 2015.

The interest expense by cash and non-cash components is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(190)	$(324)	(41)%	$(300)	$(696)	(57)%

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	(48)	(100)%	(39)	(100)	(61)%
Non-cash interest expense — warrant and derivative related debt discounts	—	(75)	(100)%	(5)	(142)	(96)%
Non-cash interest expense — convertible notes	—	—	—%	—	(1,250)	(100)%
Loss on extinguishment of 2013 Notes	—	—	—%	—	(8,331)	(100)%
Non-cash interest expense - financing obligation	(89)	—	N/A	(100)	—	N/A
Capitalized interest expense(2)	—	180	(100)%	—	411	(100)%
Total non-cash interest expense	$(89)	$57	(256)%	$(144)	$(9,412)	(98)%

Total interest expense	$(279)	$(267)	4%	$(444)	$(10,108)	(96)%

(1)	Cash related interest expense included interest payments to the Hercules Facility, Essex Capital Facility, and Financing Obligations.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
Interest expense for the three months ended June 30, 2015 increased by 4%, compared to the same period in 2014, primarily due to an increase in interest expense for the financing obligations offset by a lower weighted average of debt outstanding and a decrease in capitalization of interest expense for construction-in-progress.
Interest expense for the six months ended June 30, 2015 decreased by 96%, compared to the same period in 2014, primarily due to the loss on extinguishment of the 2013 Notes and conversion of the 2013 Notes into common stock. In February 2014, our IPO triggered an acceleration of interest on the 2013 Notes through the end of the notes, which combined with the outstanding principal balance, then converted into 1,637,846 shares of common stock.

Change in Fair Value of Derivative Liabilities Associated with Convertible Notes
Our derivative liabilities associated with 2013 Notes were classified as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We recorded the fair value of the derivative liabilities as a debt discount, which was amortized using the effective interest method over the term of the 2013 Notes. The amortization of this debt discount was accelerated upon the completion of our IPO with the corresponding expense recorded in our Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
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

Change in Fair Value of Common Stock Warrant Liability
Common stock warrants issued in connection with the 2013 Notes were classified as liabilities on our Condensed Consolidated Balance Sheet and required remeasurement at each balance sheet date. Upon the completion of our IPO, these common stock warrants liabilities were remeasured to fair value and settled in conjunction with the cashless net exercise of these warrants. See Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except percentages)
Interest income	$49	$1	4,800%	$76	$4	1,800%
Interest expense	(279)	(267)	4%	(444)	(10,108)	(96)%
Change in fair value of derivative liabilities associated with convertible notes	—	—	—%	—	4,032	(100)%
Change in fair value of derivative liabilities associated with the Medicis settlement	89	(76)	(217)%	47	(493)	(110)%
Change in fair value of common stock warrant liability	—	—	—%	—	(2,151)	(100)%
Change in fair value of convertible preferred stock warrant liability	—	—	—%	—	(210)	(100)%
Loss on settlement of preferred stock warrant	—	—	—%	—	(1,356)	(100)%
Other expense, net	(76)	(68)	12%	(123)	(68)	81%
Total other expense	$(217)	$(410)	(47)%	$(444)	$(10,350)	(96)%

Our total other expense for the three months ended June 30, 2015 decreased by 47%, compared to the same period in 2014, primarily due to a decrease in the fair value of the Medicis derivative liabilities associated with the Medicis settlement.

Our total other expense for the six months ended June 30, 2015 decreased by 96% , compared to the same period in 2014, primarily due to a decrease in interest expense, which is described above, a decrease in the fair value of the Medicis derivative liabilities, no loss on settlement of preferred stock warrants in the current period, and other one-time charges related to our IPO, including conversion of common stock warrants and our convertible notes into common stock upon the IPO and conversion of preferred stock warrants into equity based common stock warrants.

Liquidity and Capital Resources
As of June 30, 2015, cash, cash equivalents, and investments totaled $149.4 million, a decrease of $21.7 million, from December 31, 2014. In April 2015, we received $9.8 million from the sale of equipment to Essex Capital and concurrently entered into a three year lease agreement for such equipment.
Since our inception, we have incurred losses and negative cash flows from our operations. For the three and six months ended June 30, 2015, we had a net loss of $16.8 million and $32.2 million, respectively. For the six months ended June 30, 2015, we used $25.5 million of cash to fund operating activities. As of June 30, 2015, we had a working capital surplus of $127.1 million and an accumulated deficit of $291.0 million. We believe that our existing cash, cash equivalents, and investments, including net proceeds from our IPO of $98.6 million, net proceeds from our follow-on public offering of $131.3 million, and proceeds of $10.9 million from sale of equipment to Essex Capital will allow us to fund our operations for at least the next 12 months.
Cash Flows
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(25,512)	$(33,260)
Net cash used in investing activities	(55,293)	(3,343)
Net cash provided by financing activities	6,190	235,997

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
Cash used in operating activities of $25.5 million during the six months ended June 30, 2015 resulted primarily from our net loss of $32.2 million, offset by stock-based compensation expense of $4.7 million, depreciation expense of $1.1 million, and other adjustments of $0.3 million. The $0.6 million increase in our net operating assets and liabilities was primarily due to an increase in accruals and other current liabilities and deferred rent by $2.3 million offset by decreases in prepaid and other currents assets, other non-current assets, and accounts payable by $1.7 million.

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

Cash Flows from Investing Activities
Cash used in investing activities was $55.3 million for the six months ended June 30, 2015 consisting of $53.1 million for purchases of investments and $2.3 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash used in investing activities of $3.3 million for the six months ended June 30, 2014 consisting of $3.4 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash Flows from Financing Activities
Cash used in financing activities was $6.2 million for the six months ended June 30, 2015 resulted in part from our principal payments on our notes payable of $2.7 million, principal payments on our financing obligation and capital leases of $0.9 million, and net settlement of restricted stock awards to settle employee tax obligations of $0.6 million offset by proceeds from exercise of stock options and sales of shares to our employees in our ESPP of $0.6 million and proceeds from sale of equipment to Essex Capital of $9.8 million.

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
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we initiate and complete clinical trials and other associated programs relating to the RT001 for the treatment of crow's feet lines and hyperhidrosis and as we initiate and complete additional clinical trials and associated programs related to RT002 for the treatment of glabellar lines and indications in muscle movement disorders, such as cervical dystonia. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RT001, RT002 and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT001 and RT002;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT001, RT002 or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT001, RT002 or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT001, RT002 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT001, RT002 or any future product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	any litigation, including litigation costs and the outcome of such litigation;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
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
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2015, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 4, 2015, except as described within Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In April 2015, we received $9.8 million from the sale of equipment to Essex Capital and concurrently entered into a three year lease agreement for such equipment. Except with respect to the foregoing, our future minimum contractual commitments have not changed materially from the amounts previously reported.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $149.4 million and $171.0 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three and six months ended June 30, 2015 and 2014, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. A hypothetical 10% movement in foreign currency rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our product candidates, primarily our topical product candidate RT001 and our injectable product candidate RT002. *

To date, we have invested most of our efforts and financial resources in the research and development of RT001, our topical formulation of botulinum toxin. We are in a Phase 3 development program for RT001 for the treatment of crow's feet lines. In October 2014, we initiated an open-label study designed to confirm successful transfer of the production of our topical RT001 drug product to our manufacturing facility. Following a comprehensive analysis of the data obtained in such study, we subsequently commenced and completed a second open-label study using RT001 in the first half of 2015. Following analysis of the data obtained from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 U.S. Phase 3 clinical trial for the treatment of crow's feet lines. In addition, we expect to initiate a Phase 2 clinical study using topical RT001 for the treatment of hyperhidrosis in the third quarter of 2015. To date, we have conducted seventeen clinical trials for RT001, with a total of over 1,600 subjects, for the treatment of crow's feet lines.
We have also invested in the research and development of an injectable form of botulinum toxin, RT002. Based on the results of our Phase 1/2 study of RT002 for the treatment of moderate to severe glabellar (frown) lines, we initiated BELMONT, a Phase 2 active comparator trial against the market leader BOTOX® Cosmetic in late 2014 and announced in the second quarter we completed enrollment of patients in the trial. We are also exploring therapeutic indications for muscle movement disorders such as cervical dystonia, which account for a large proportion of neurotoxin therapeutic sales globally, using RT002.

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

We may be unable to obtain regulatory approval for RT001, RT002 or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations. *
To gain approval to market a biologic product such as RT001 and RT002, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, purity and potency of the product for the intended indication applied for in a Biologics License Application, or BLA, or other respective regulatory filings. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In particular, we have conducted two Phase 2b controlled clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. We have also conducted one open-label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 appear safe and well tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. In October 2014, we conducted an open-label clinical trial of our topical RT001 drug product. The safety analysis from the 43 patients enrolled in the open-label trial indicated that RT001 appeared to be well tolerated. The efficacy analysis showed clinically meaningful efficacy measured by the one-point investigator’s global assessment, or IGA, and the one-point patient severity assessment, or PSA, as well as in the aggregate for the composite one-point assessment. The two-point response rates for the individual IGA and composite IGA and PSA assessments, however, did not meet the endpoints for the patients enrolled in the trial. Following a comprehensive analysis of the data obtained in this trial, we determined that the preliminary composite results were not adequate to move forward with our Phase 3 pivotal trial at such time.
In the first half of 2015, we then commenced and completed an additional open-label clinical trial using RT001. We designed this study to evaluate the attributes of different RT001 drug products aimed at improving the interaction between our peptide and toxin. The safety analysis from the 69 patients enrolled in this study indicated that RT001 appeared to be well tolerated. The efficacy analysis for two of the RT001 drug products evaluated in this open-label trial showed clinically meaningful efficacy measured by the one-point IGA and the one-point PSA as well as in the aggregate for the composite one-point assessment. In the same two RT001 drug products evaluated, we observed some two-point composite response but given the small number of patients enrolled in this trial, the patient response and other results observed are not necessarily predictive of future clinical trial results. Following analysis of the data available from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 U.S. Phase 3 clinical trial for the treatment of crow's feet lines using drug product that incorporates attributes of the drug products evaluated in the 2015 open-label trial.
If this RT001 drug product, Phase 3 clinical trial or any of our clinical trials do not demonstrate the safety and efficacy to our satisfaction, or to the satisfaction of the FDA, we may be required to conduct additional clinical trials and the timing and our ability to obtain regulatory approval for RT001 could be materially and adversely affected.
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
Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. We are not conducting and do not plan to conduct our U.S. Phase 3 clinical trials for RT001 under a Special Protocol Assessment, or SPA. In the absence of an agreed SPA, there can be no assurance that the FDA will agree with our Phase 3 pivotal clinical trial protocols.
Further, after our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process to obtain confirmation from the FDA that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for continued clinical trials. At the end of this process, the FDA indicated that the final indication would depend on the patient populations studied, the data collected, and the interpretation of the data during the BLA review process. The FDA also indicated its expectation for demonstration of the paralytic mechanism of action in RT001 to be assessed at maximum contraction, or "at smile", to inform its analysis of the risks and benefits of RT001. Our clinical development program for RT001 measures effect "at smile" as an additional assessment endpoint to demonstrate botulinum toxin's effect on relaxation of muscle at maximum contraction. However, age-related crow's feet lines of the upper face are the lines visible "at rest" and the primary endpoint of our clinical development program measures the efficacy of RT001 by composite of physician and patient assessments "at rest."
In August 2014, the FDA issued a Draft Guidance prepared by the Division of Dermatology and Dental Products entitled "Upper Facial Lines: Developing Botulinum Toxin Drug Products". The Draft Guidance, among other things, recommends assessing the primary endpoint measurement for efficacy at maximum contraction, recommends defining treatment success as a score of 0 or 1 and at least a two grade reduction on both investigator and subject assessments, and recommends that review of photographs at maximum contraction by a masked independent committee be a required secondary efficacy measurement. We responded to the FDA's request for public comment on the non-binding Draft Guidance on October 30, 2014 and our response was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 4, 2014. We do not know when the guidance will be finalized, if at all, or the recommendations that will be contained therein. Even if final guidance is issued by the FDA, industry may pursue approval using an alternative approach if the approach satisfies the requirements of the applicable statutes and regulations. After consultation with our regulatory consultants, and based on the outcome of our Formal Dispute Resolution and related written confirmation from the FDA that we could proceed with Phase 3 development, we plan to complete our RT001 clinical trials using our current primary endpoint assessment by a composite of investigator and patient assessments "at rest" supplemented by an additional assessment "at smile" to demonstrate the paralytic mechanism of action in RT001 is a botulinum toxin effect.
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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts. *
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates RT001 and RT002. In particular, our U.S. clinical programs for RT001 and RT002 will require substantial additional funds to complete. We have recorded net losses of $16.8 million and $32.2 million and $13.3 million and $34.7 million for the three and six months ended June 30, 2015 and 2014, respectively, had an accumulated deficit through June 30, 2015 of $291.0 million and had a working capital surplus of $127.1 million as of June 30, 2015, primarily as a result of our initial public offering and our follow-on public offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of June 30, 2015, we had capital resources consisting of cash, cash equivalents, and investments of $149.4 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million in our initial public offering, or IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001, RT002 and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001, RT002 and any future product candidates.
We believe that our existing cash, cash equivalents, and investments including the net proceeds from our IPO and follow-on public offering will allow us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT001 and RT002;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT001, RT002 or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT001, RT002 or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT001, RT002 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT001, RT002 or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability. *
We are a clinical-stage specialty biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 or RT002. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $16.8 million and $32.2 million and $13.3 million and $34.7 million for the three and six months ended June 30, 2015 and 2014, respectively, had an accumulated deficit through June 30, 2015 of $291.0 million and had a working capital surplus of $127.1 million as of June 30, 2015, primarily as a result of our initial public offering and our follow-on public offering. In February 2014, we closed our IPO. The net proceeds from the sale of the shares in our IPO and our follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offering were approximately $98.6 million and $131.3 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT001 and RT002. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months. Given our desired clinical development plans for the next 12 months, our financial statements do not reflect an uncertainty about our ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.
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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. *
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, any positive results generated to date in clinical trials for RT001 do not ensure that later clinical trials, including our Phase 3 clinical trials for the treatment of crow’s feet lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety profile and efficacy despite having progressed through preclinical studies and initial clinical trials. In particular, we have conducted two Phase 2b controlled clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. We have also conducted one open-label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 appear safe and well tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. In October 2014, we conducted an open-label clinical trial of our topical RT001 drug product. The safety analysis from the 43 patients enrolled in the open-label trial indicated that RT001 appeared to be well tolerated. The efficacy analysis showed clinically meaningful efficacy measured by the one-point investigator’s global assessment, or IGA, and the one-point patient severity assessment, or PSA, as well as in the aggregate for the composite one-point assessment. The two-point response rates for the individual IGA and composite IGA and PSA assessments, however, did not meet the endpoints for the patients enrolled in the trial. Following a comprehensive analysis of the data obtained in this trial, we determined that the preliminary composite results were not adequate to move forward with our Phase 3 pivotal trial at such time.
In the first half of 2015, we then commenced and completed an additional open-label clinical trial using RT001. We designed this study to evaluate the attributes of different RT001 drug products aimed at improving the interaction between our peptide and toxin. The safety analysis from the 69 patients enrolled in this study indicated that RT001 appeared to be well tolerated. The efficacy analysis for two of the RT001 drug products evaluated in this open-label trial showed clinically meaningful efficacy measured by the one-point IGA and the one-point PSA as well as in the aggregate for the composite one-point assessment. In the same two RT001 drug products evaluated, we observed some two-point composite response but given the small number of patients enrolled in this trial, the patient response and other results observed are not necessarily predictive of future clinical trial results. Following analysis of the data available from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 U.S. Phase 3 clinical trial for the treatment of crow's feet lines using drug product that incorporates attributes of the drug products evaluated in the 2015 open-label trial.
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

We and our manufacturers purchase the materials necessary to produce RT001 and RT002 for our clinical trials from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through American Peptide Company, Inc., the RT001 diluent through Hospira Worldwide, Inc. and our RT001 delivery apparatus through Duoject Medical Systems, Inc. We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of RT001, RT002 or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of RT001, RT002 or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of RT001, RT002 and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

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

We currently rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize RT001, RT002 or any future product candidates. *
We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs and good laboratory practices (GLP), for conducting, monitoring, recording and reporting the results of clinical and preclinical trials, respectively to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.
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

To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth. *
As of June 30, 2015, we had 93 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001, RT002 or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
Our business involves the use of hazardous materials and we and our third party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*
Our research and development and manufacturing activities and our third party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including botulinum toxin type A, a key component of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed with the Centers for Disease Control and Prevention, or CDC and with the California Department of Health, Food and Drug Branch for use of botulinum toxin and to manufacture both the active pharmaceutical ingredient, or API, and the finished product in topical and injectable dose forms. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the United States or foreign countries. Competitors in the field of cosmetics, pharmaceuticals, and botulinum toxin have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents. Patent applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the United States Patent and Trademark Office (USPTO) on the basis of prior art. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in United States federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to RT001, RT002 or any future product candidates is challenged, then it could threaten our ability to commercialize RT001, RT002 or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market RT001, RT002 or any future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the United States Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act signed into law on September 16, 2011. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO.
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

Interference, derivation, inter partes review, post-grant review or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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
As of June 30, 2015, certain holders of approximately 10,068,447 shares of our common stock, including shares issuable upon the exercise of outstanding warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the arrangements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of June 30, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 47.7% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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
We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenues of over $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

Recent Sales of Unregistered Securities

Issuer Purchases of Equity Securities

We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock awards in connection with our 2014 Equity Incentive Plan.

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
April 1 through April 30, 2015	5,459	$22.54	—	—
May 1 through May 31, 2015	19,147	25.94	—	—
June 1 through June 30, 2015	—	—	—	—
Total	24,606	$25.19	—	—

(i)                   Consists solely of shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock awards.
(ii)                 The weighted-average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

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

REVANCE THERAPEUTICS, INC.

Date: August 7, 2015	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Executive Vice President of Corporate Development (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1+	First Amendment to Development, Manufacturing and Supply Agreement between Duoject Medical Systems Inc. and Revance Therapeutics, Inc., effective as of May 13, 2015	10-Q	001-36297	10.4	May 14, 2015
10.2*	Revance Therapeutics, Inc. Non-Employee Director Compensation Policy					X
10.3*	Revance Therapeutics, Inc. Amended and Restated Executive Severance Benefit Plan	8-K	001-36297	10.1	May 13, 2015
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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