Form 10-Q
period 2015-09-30
Revance Therapeutics, Inc.
filed 2015-11-10
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 9, 2015: 28,062,233

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REVANCE THERAPEUTICS, INC.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,494	$171,032
Short-term investments	51,364	—
Restricted cash, current portion	35	75
Prepaid expenses and other current assets	1,604	1,624
Total current assets	143,497	172,731
Property and equipment, net	19,254	19,274
Long-term investments	2,357	—
Restricted cash, net of current portion	400	435
Other non-current assets	6	29
TOTAL ASSETS	$165,514	$192,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,731	$3,149
Accruals and other current liabilities	5,990	4,145
Financing obligation, current portion	3,018	307
Notes payable, current portion and net of discount	—	2,635
Total current liabilities	11,739	10,236
Financing obligation, net of current portion	6,176	598
Derivative liabilities associated with Medicis settlement	1,481	1,541
Deferred rent	3,762	3,725
TOTAL LIABILITIES	23,158	16,100
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of September 30, 2015 and December 31, 2014, respectively; 24,313,222 and 23,774,465 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	452,501	435,142
Accumulated other comprehensive income	10	—
Accumulated deficit	(310,179)	(258,797)
TOTAL STOCKHOLDERS’ EQUITY	142,356	176,369
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,514	$192,469
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$75	$75	$225	$308
Operating expenses:
Research and development	13,016	8,600	32,573	24,261
General and administrative	5,827	5,300	18,183	14,250
Total operating expenses	18,843	13,900	50,756	38,511
Loss from operations	(18,768)	(13,825)	(50,531)	(38,203)
Interest income	68	14	144	18
Interest expense	(390)	(228)	(834)	(10,336)
Change in fair value of derivative liabilities associated with the convertible notes	—	—	—	4,032
Changes in fair value of derivative liabilities associated with Medicis settlement	13	67	60	(426)
Change in fair value of common stock warrant liability	—	—	—	(2,151)
Change in fair value of convertible preferred stock warrant liability	—	—	—	(210)
Loss on settlement of preferred stock warrant	—	—	—	(1,356)
Other expense, net	(98)	(5)	(221)	(73)
Net loss	(19,175)	(13,977)	(51,382)	(48,705)
Unrealized gain on available for sale securities	22	—	10	—
Comprehensive loss	$(19,153)	$(13,977)	$(51,372)	$(48,705)
Net loss attributable to common stockholders (Note 12):
Basic	$(19,175)	$(13,977)	$(51,382)	$(48,705)
Diluted	$(19,175)	$(13,977)	$(51,382)	$(48,705)
Net loss per share attributable to common stockholders:
Basic	$(0.81)	$(0.60)	$(2.17)	$(2.70)
Diluted	$(0.81)	$(0.60)	$(2.17)	$(2.70)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic	23,755,199	23,331,104	23,625,869	18,009,537
Diluted	23,755,199	23,331,104	23,625,869	18,009,537
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,382)	$(48,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,586	1,561
Amortization of premium on investment	364	—
Amortization of discount on debt and capital leases	5	1,198
Amortization of debt issuance cost	39	148
Change in fair value of derivative liabilities associated with the convertible notes	—	(4,032)
Changes in fair value of derivative liabilities associated with Medicis settlement	(60)	426
Change in fair value of common stock warrant liability	—	2,151
Change in fair value of convertible preferred stock warrant liability	—	210
Loss on settlement of preferred stock warrant	—	1,356
Loss on extinguishment of 2013 Notes	—	8,331
Stock-based compensation expense	7,314	4,611
Interest for 2013 Notes and Essex Notes upon issuance, non-cash	—	271
Capitalized interest	—	(649)
Effective interest on financing obligation	226	66
Loss on disposal of fixed assets	29	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(134)	(2,654)
Other non-current assets	24	(1,238)
Accounts payable	(477)	(3,524)
Accruals and other current liabilities	3,096	1,178
Payments against Medicis liabilities	—	(7,073)
Deferred rent	152	500
Deferred revenue	—	(83)
Net cash used in operating activities	(39,218)	(45,951)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,849)	(5,444)
Purchases of investments	(54,087)	—
Change in restricted cash	75	75
Net cash used in investing activities	(56,861)	(5,369)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred follow-on public offering costs	—	131,882
Proceeds from issuance of common stock, net of deferred initial public offering costs	—	102,672
Proceeds from issuance of convertible notes and notes payable	—	6,750
Proceeds from issuance of common stock, net of deferred at-the-market offering costs	10,154	—
Principal payments made on capital leases and financing obligation	(1,768)	(146)
Net settlement of restricted stock awards to settle employee taxes	(762)	—

REVANCE THERAPEUTICS, INC.

Principal payments made on notes payable	(2,652)	(6,230)
Proceeds from sale and leaseback financing	9,831	—
Proceeds from the exercise of stock options and employee stock purchase plan	738	1,402
Payments to settle warrants	—	(1,438)
Net cash provided by financing activities	15,541	234,892
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,538)	183,572
CASH AND CASH EQUIVALENTS — Beginning of period	171,032	3,914
CASH AND CASH EQUIVALENTS — End of period	90,494	187,486
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	564	971
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	95	832
Write-off of fixed assets	28	—
Conversion of Series E-1, E-2, E-3, E-4 and E-5 preferred stock into common stock	—	123,982
Conversion of 2013 Notes into common stock	—	26,206
Issuance of common stock upon net exercise of common stock warrants in connection with IPO	—	6,490
Fair value in excess of debt host for derivative liabilities associated with convertible notes	—	1,050
Deferred public offering costs	84	4,574
Conversion of preferred stock warrants to common stock warrants	—	1,441
Conversion of Essex Notes into financing obligations	—	1,095
Termination of stock option repurchase right	—	58
Issuance of common stock warrants in connection with the 2013 Notes	—	981
Issuance of convertible preferred stock warrants	—	80
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage specialty biopharmaceutical company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, combined with its patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. Revance's proprietary TransMTS technology enables delivery of botulinum toxin type A through two investigational drug product candidates, RT001, also referred to as RTT150 (Botulinum Toxin Type A) Topical Gel, and RT002, or RTT150 (Botulinum Toxin Type A) for Injection. The Company is pursuing clinical development for RT001 and RT002 in a broad spectrum of aesthetic and therapeutic indications. The Company holds worldwide rights for all indications of RT001, RT002, and its TransMTS technology platform.
Since commencing operations in 2002, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, and raising capital. The Company has devoted predominantly all of its resources to preclinical, clinical, and manufacturing development of RT001 and RT002. The Company has never been profitable and has not commenced commercial operations.
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. For the three and nine months ended September 30, 2015, the Company had a net loss of $19.2 million and $51.4 million and used $39.2 million of cash for operating activities during the nine months ended September 30, 2015. As of September 30, 2015, the Company had a working capital surplus of $131.8 million and an accumulated deficit of $310.2 million. The Company has funded its operations primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of September 30, 2015, the Company had capital resources consisting of cash, cash equivalents, and investments of $144.2 million. The Company believes that its existing cash, cash equivalents, and investments will allow the Company to fund its operations for at least the next 12 months.

Follow-on Public Offering
In November 2015, the Company completed a public offering, pursuant to which the Company issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for gross proceeds of $134.6 million.

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2015, except as described below.

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
As of September 30, 2015, the Company determined the fair value of its liability for the Product Approval Payment was $1.5 million, which was measured by assuming a term of 3.75 years, a risk-free rate of 1.09% and a credit risk adjustment of 7.25%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2019. The Company did not make any payments under the Product Approval Payment during the nine months ended September 30, 2015.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

4. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds and U.S. government agency obligations, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	September 30, 2015				December 31, 2014
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$72,454	$—	$—	$72,454	$166,038	$—	$—	$166,038
U.S. government agency obligations	53,711	12	(2)	53,721	—	—	—	—
Total cash equivalents and available-for-sale securities	$126,165	$12	$(2)	$126,175	$166,038	$—	$—	$166,038

Classified as:
Cash equivalents				$72,454				$166,038
Short-term investments				51,364				—
Long-term investments				2,357				—
Total cash equivalents and available-for-sale securities				$126,175				$166,038

As of September 30, 2015 and December 31, 2014, the remaining contractual maturities of available-for-sale securities were less than two years.

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of September 30, 2015 have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

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

	As of September 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$72,454	$72,454	$—	$—
U.S. government agency obligations	53,721	—	53,721	—
Total assets measured at fair value	$126,175	$72,454	$53,721	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,481	$—	$—	$1,481
Total liabilities measured at fair value	$1,481	$—	$—	$1,481

	As of December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$166,038	$166,038	$—	$—
Total assets measured at fair value	$166,038	$166,038	$—	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,541	$—	$—	$1,541
Total liabilities measured at fair value	$1,541	$—	$—	$1,541

The fair value of the U.S. government agency obligations are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the nine months ended September 30, 2015 and the year ended December 31, 2014.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2014	$1,541
Change in fair value	(60)
Fair value as of September 30, 2015	$1,481

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
The Company made principal and interest payments on the Hercules Notes Payable of $0 and $2.6 million and $2.3 million and $6.9 million during the three and nine months ended September 30, 2015 and 2014, respectively.

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
On December 17, 2014, the Company entered into the First Amendment to the Loan and Lease Agreement with Essex Capital. Under the terms of this Amendment, the Company repaid the outstanding debt balance of $3.9 million and issued warrants to purchase 44,753 shares of common stock. Additionally, the Company made interest payments on the Essex Notes in the amount of $0.1 million and $0.3 million for the three and nine months ended September 30, 2014. In February 2015, the Company executed the Second Amendment to the Loan and Lease Agreement, under which the term of the facility was extended to April 15, 2015, and the purchase price of the equipment was increased by $0.1 million to approximately $9.8 million. In accordance with the terms of the Loan and Lease Agreement, in April 2015, the Company sold equipment to Essex Capital for approximately $9.8 million, and concurrently with this sale, entered into a lease for the equipment with a fixed monthly payment to be paid over 3 years. This transaction also did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In June 2015, the Company exercised its option to purchase all equipment sold and leased back from Essex Capital for 10% of the original purchase amount, or approximately $1.1 million, at the conclusion of the lease terms.
As of September 30, 2015, the aggregate total future minimum lease payments under the financing obligation were as follows (in thousands):

Year Ending December 31,
2015	$1,054
2016	4,217
2017	3,971
2018	949
Total payments	$10,191

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
The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense
Cash related interest expense (1)	$(264)	$(276)	$(564)	$(971)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	(48)	(39)	(148)
Non-cash interest expense — warrant and derivative related debt discounts	—	(76)	(5)	(219)
Non-cash interest expense — convertible notes	—	—	—	(1,250)
Loss on extinguishment of 2013 Notes	—	—	—	(8,331)
Effective interest on financing obligation	(126)	(66)	(226)	(66)
Non-cash capitalized interest expense (2)	—	238	—	649
Total non-cash interest expense	(126)	48	(270)	(9,365)

Total interest expense	$(390)	$(228)	$(834)	$(10,336)

(1)	Cash related interest expense includes interest payments to Hercules Notes Payable, Essex Notes, and Financing Obligations.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

9. Commitments and Contingencies
Facility Lease
In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. This facility will be used for research, manufacturing, and administrative functions.

In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. Under the terms of the lease agreement, the payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022; however, the Company recognizes the expense on a straight-line basis over the life of the lease.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Rent expense was $1.3 million and $3.9 million for each of the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2015	$1,269
2016	5,222
2017	5,394
2018	5,578
2019 and thereafter	32,354
Total payments	$49,817
Other Milestone-Based Commitments
The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.  The Company also has one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc. upon the achievement of regulatory approval for RT001 or RT002 (Note 3).
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to the Company’s manufacturing facility. These agreements, which total $22.4 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. As of May 2015, the Company became subject to a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the June 2014 follow-on public offering, and the investment banking firms that acted as the underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of its drug candidate, RT001, for the treatment of lateral canthal lines at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased common stock in the follow-on public offering and seeks unspecified monetary damages and other relief.

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
10. Warrants

As of September 30, 2015, the Company has warrants to purchase 198,662 shares of common stock outstanding and no convertible preferred stock warrants outstanding.

11. Equity
Common Stock Outstanding
As of September 30, 2015, the Company had 24,313,222 shares of common stock outstanding. In March 2015, the Company entered into an At-The-Market Issuance Sales Agreement, or the ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell our common stock having aggregate proceeds of up to $50.0 million from time to time through Cowen as our sales agent. Sales of common stock through Cowen will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions we may impose). The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM agreement. As of September 30, 2015, the Company sold 352,544 shares of common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.1 million, after underwriting discounts, commissions, and other offering expenses. As of September 30, 2015, common stock for aggregate gross proceeds of $39.2 million remained available under this facility, subject to certain conditions as specified in the ATM agreement.
2014 Equity Incentive Plan
On January 1, 2015, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2014, or 950,978 shares. During the nine months ended September 30, 2015, the Company granted stock options for 725,838 shares of common stock and 157,286 restricted stock awards under the 2014 EIP, including a stock option grants for 90,000 shares to non-employee directors. As of September 30, 2015, there were 286,984 shares available for issuance under the 2014 EIP.
2014 Inducement Plan
As of September 30, 2015, there were 145,571 shares available for issuance under the 2014 Inducement Plan, or 2014 IN.
The fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	6.1	6.2	6.3	6.1
Expected volatility	61.3%	61.5%	62.7%	57.4%
Risk-free interest rate	1.7%	1.6%	1.5%	1.9%
Expected dividend rate	—%	—%	—%	—%
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
The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	8.2	8.9	8.4	9.1
Expected volatility	73.5%	57.2%	72.4%	57.5%
Risk-free interest rate	2.0%	2.5%	2.0%	2.5%
Expected dividend rate	—%	—%	—%	—%

2014 Employee Stock Purchase Plan
On January 1, 2015, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2014, or 237,744 shares. As of September 30, 2015, there were 404,073 shares available for issuance under the 2014 ESPP.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	50.8%	42.5%	50.5%	46.4%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividend rate	—%	—%	—%	—%
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

Total Stock-Based Compensation
Total stock-based compensation expense related to options and restricted stock awards granted to employees and nonemployees and the employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$1,182	$557	$2,879	$1,644
General and administrative	1,408	1,728	4,435	2,967
Total stock based compensation expense	$2,590	$2,285	$7,314	$4,611

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at December 31, 2014	$—
Other comprehensive income (loss) before reclassifications	10
Reclassifications from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income (loss)	10
Balance at September 30, 2015	$10

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

12. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders, basic	$(19,175)	$(13,977)	$(51,382)	$(48,705)
Net loss attributable to common stockholders, diluted	$(19,175)	$(13,977)	$(51,382)	$(48,705)
Net loss per share attributable to common stockholders
Basic	$(0.81)	$(0.60)	$(2.17)	$(2.70)
Diluted	$(0.81)	$(0.60)	$(2.17)	$(2.70)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	23,755,199	23,331,104	23,625,869	18,009,537
Diluted	23,755,199	23,331,104	23,625,869	18,009,537

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2015	2014
Stock options	2,374,055	1,877,949
Common stock warrants	198,662	153,909
Unvested restricted stock awards	308,193	253,625
Shares expected to be purchased on December 31 under the 2014 ESPP	7,945	6,426
13. Subsequent Events
In November 2015, the Company completed a public offering, pursuant to which the Company issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for gross proceeds of $134.6 million.
On October 31, 2015, we entered into a separation agreement with Arthur P. Bertolino, M.D., Ph.D., our Chief Medical Officer and Executive Vice President, pursuant to which he resigned his employment with the Company, effective as of December 31, 2015. Dr. Bertolino will not be entitled to cash severance payments in connection with his departure; however, the Company agreed to accelerate vesting for a portion of his outstanding stock options and restricted stock awards, such that if he remains employed with the Company through November 15, 2015, an aggregate of 76,286 stock options and 23,740 restricted stock awards will have vested. If he remains employed through December 31, 2015, an aggregate of 114,428 stock options and 35,610 restricted stock awards will have vested.

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding the results and the timing of clinical trials in our development of RT001 for the treatment of crow’s feet, hyperhidrosis or other indications;

•	our expectations regarding the results and the timing of clinical trials of RT002 for the treatment of glabellar lines, muscle movement disorders, including cervical dystonia, or other indications;

•	our expectations regarding our future development of RT001 and RT002 for other therapeutic or aesthetic indications;

•
our expectation regarding the timing of our regulatory submissions for approval of RT001 for the treatment of crow’s feet in the United States, Europe and other countries or for the treatment of hyperhidrosis in the United States;

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

Overview
Revance Therapeutics, Inc. is a clinical-stage specialty biopharmaceutical company focused on the development, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, combined with our patented TransMTS® peptide delivery system, to address unmet needs in large and growing neurotoxin markets. Our proprietary TransMTS technology enables delivery of botulinum toxin type A through two investigational drug product candidates, RT001, also referred to as RTT150 (Botulinum Toxin Type A) Topical Gel, and RT002, or RTT150 (Botulinum Toxin Type A) for Injection. We are pursuing clinical development for RT001 and RT002 in a broad spectrum of aesthetic and therapeutic indications. We hold worldwide rights for all indications of RT001, RT002, and our TransMTS technology platform.
RT001 has the potential to be the first commercially available non-injectable dose form of botulinum toxin type A. We are studying RT001 for aesthetic indications, such as crow’s feet (wrinkles around the eyes, also known as lateral canthal lines), and therapeutic indications, such as hyperhidrosis (excessive sweating). RT002 is a novel, injectable formulation of botulinum toxin type A designed to be a targeted and long-lasting injectable botulinum toxin type product. We are studying injectable RT002 for aesthetic indications, such as glabellar (frown) lines, and therapeutic uses, such as muscle movement disorders, including cervical dystonia. Both products may have the potential to expand into additional aesthetic and therapeutic indications in the future.
RT002 or RTT150 (Botulinum Toxin Type A) for Injection
We are developing RT002, an injectable formulation of botulinum toxin type A, for indications where deep delivery of the botulinum toxin is required and a long-lasting effect is desired. We believe RT002 may provide targeted delivery of botulinum toxin to intended treatment sites, while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and may result in long-lasting effect. We have demonstrated these properties in preclinical studies and have tested RT002 in a four-cohort, dose escalating, open-label Phase 1/2 clinical trial outside of the United States for the treatment of glabellar lines, the vertical lines between the eyebrows and above the nose. Data from this clinical trial indicated that RT002 appears to be well tolerated and met efficacy endpoints at all four doses. We also reported duration of effect of seven months from the last cohort of this trial, the only cohort for which duration of effect was measured.
Based upon the results to date, we are further developing RT002 for the treatment of glabellar lines and reported interim results from BELMONT, a Phase 2, active comparator, placebo-controlled clinical trial against the market leader BOTOX® Cosmetic, on October 29, 2015. The topline interim data from the trial showed that RT002 achieved its primary efficacy measurement at four weeks for all doses of RT002 and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 appeared to be generally safe and well-tolerated. We plan to report final results from our BELMONT trial and conduct an End-of-Phase 2 meeting with the United States Food and Drug Administration, or FDA, in the first half of 2016. We then expect to begin Phase 3 clinical studies of RT002 for the treatment of glabellar lines in the second half of 2016. If approved, we believe RT002 has the potential to satisfy significant unmet needs in this market.
We have also initiated a Phase 2 dose-escalating, open-label clinical study of RT002 in the therapeutic indication of cervical dystonia. The Phase 2 study will evaluate safety, preliminary efficacy, and duration of effect of RT002 for injection in subjects with moderate-to-severe isolated cervical dystonia symptoms of the neck. We expect to release interim results in 2016. The category of muscle movement disorders, which includes cervical dystonia, accounts for a large proportion of therapeutic neurotoxin sales globally.

RT001 or RTT150 (Botulinum Toxin Type A) Topical Gel
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
The first indications we are pursuing are in the fields of dermatology and plastic surgery. If approved, we believe RT001 can expand the overall botulinum toxin aesthetic market by appealing to new patients who would prefer a needle-free approach to treatment. The aesthetic dermatology market is attractive because we believe that patients in this market tend to be open to trying new products and are willing to pay for aesthetic procedures out of pocket, reducing reliance on reimbursement. We are focused on this market not only because of its size and growth potential but also because, in the United States and Europe, this market can be easily accessed by a specialty sales force and distributor network.
We are in a Phase 3 development program of RT001 in North America for the treatment of crow's feet. During the third quarter of 2015, we initiated REALISE 1, a pivotal Phase 3 clinical trial designed to evaluate the safety and efficacy of a single, bilateral administration of RT001 topical gel compared to placebo in subjects with moderate to severe crow's feet. We expect to report efficacy data from this study in the first half of 2016. To date, we have conducted seventeen clinical trials with RT001 for the treatment of crow's feet, with a total of over 1,600 subjects. In two of our Phase 2b clinical trials, RT001 demonstrated a statistically significant and clinically meaningful reduction in crow’s feet visible to both physicians and subjects. After completing our Phase 2b clinical trials, we modified the formulation of the RT001 diluent. We then conducted a Phase 3 clinical trial with this new diluent formulation to evaluate the efficacy and safety of RT001. Data generated from this clinical trial were inconsistent with the data from our previous three Phase 2b clinical trials for the treatment of crow’s feet. Specifically, we observed no improvement from baseline in either the placebo or RT001 group. We initiated two open-label studies to further assess our RT001 investigational topical drug product candidate. Following analysis of the data available from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 U.S. Phase 3 clinical trial for the treatment of crow's feet. Our clinical and other studies have consistently indicated that RT001 appears to be well tolerated with no serious adverse events related to the study drug or study treatment procedures or other safety concerns.
We are also developing RT001 for therapeutic applications where botulinum toxin has shown efficacy and that are particularly well suited for needle-free treatments. We have completed initial Phase 2 clinical trials for the treatment of primary axillary, or underarm, hyperhidrosis, and for the prevention of chronic migraine headache. In the third quarter of 2015, we initiated an additional randomized, double-blinded, dose-ranging, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of a single, bilateral application of RT001 Topical Gel for the treatment of primary axillary hyperhidrosis and, in the fourth quarter of 2015, completed enrollment for the trial. We expect to report interim results later in the fourth quarter of 2015.
Since commencing operations in 2002, we have devoted substantially all our efforts to identifying and developing product candidates for the aesthetic and therapeutic markets, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of, and manufacturing capabilities for, RT001 and RT002. We have retained all rights to develop and commercialize RT001 and RT002 worldwide. We have not filed for approval with the FDA for the commercialization of RT001 or RT002 and we have not generated any revenue from product sales for RT001 or RT002.
We have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt and convertible debt. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for gross proceeds of $134.6 million. In March 2015, we entered into an At-The-Market, or ATM, sales agreement, or the ATM agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell our common stock having aggregate proceeds of up to $50.0 million from time to time. As of September 30, 2015, we sold 352,544 shares of our common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.1 million, after underwriting discounts, commissions and other offering expenses. On June 19, 2014, we completed a follow-on public offering, pursuant to which we issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ option to purchase 600,000 additional shares of common stock, for net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses. On February 6, 2014, we completed our initial public offering, or IPO, for sale of 6,900,000 shares of common stock at $16.00 per share, including the exercise of the underwriters’ option to purchase an additional 900,000 shares of common stock, for net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. We also raised $23.7 million through the issuance of convertible notes in the fourth quarter of 2013 and January 2014.
We have never been profitable and, as of September 30, 2015, had an accumulated deficit of $310.2 million. We incurred net losses of $19.2 million and $51.4 million and $14.0 million and $48.7 million in the three and nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had cash, cash equivalents, and investments of $144.2 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 and RT002 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have the ability to manufacture our own botulinum toxin type A product to support our clinical trials and eventually, our commercial production. Additionally, we currently utilize third party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and other territories and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	—%	$225	$225	—%
Licensing Revenue	—	—	N/A	—	83	100%
Total revenue	$75	$75	—%	$225	$308	(3)%
Our total revenue for the three months ended September 30, 2015 remained unchanged, compared to the same period in 2014, due to minimum royalty payment obligations pursuant to the Relastin royalty agreement. We entered into the Relastin royalty agreement in August 2011, to sell the business related to our Relastin® product line, to Precision Dermatology, Inc., or PDI. The Relastin royalty agreement provided for minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date; however, the royalty agreement could be terminated with 90 days’ notice with the rights to the Relastin product line reverting back to us. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015; however, as of September 30, 2015, reversion of the Relastin intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $0.1 million and $0.2 million for each of the three and nine months ended September 30, 2015 and 2014 as set forth in the Relastin asset purchase agreement.
Our total revenue for the nine months ended September 30, 2015 decreased by 3%, compared to the same period in 2014, due to a decrease in license revenue in connection with an exclusive technology evaluation agreement with Procter & Gamble.
In June 2013, we received an upfront payment of $0.3 million, which was initially recorded as deferred revenue and recognized over the estimated performance period. During the three months ended March 31, 2014, the remaining $0.1 million of the upfront payment related to the exclusive technology evaluation agreement was recognized as license revenue.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except percentages)
Research and development	$13,016	$8,600	51%	$32,573	$24,261	34%
General and administrative	5,827	5,300	10%	18,183	14,250	28%
Total operating expenses	$18,843	$13,900	36%	$50,756	$38,511	32%
Research and Development Expenses
Research and development expenses for the three and nine months ended September 30, 2015 increased by 51% and 34%, respectively, compared to the same periods in 2014, primarily due to increased costs related to personnel, stock-based compensation, pre-clinical and toxicology studies, and clinical trial expenditures, which increased primarily due to our ongoing RT002 Phase 2 study for the treatment of glabellar lines and initiation of our RT001 Phase 2 study for the treatment of hyperhidrosis, our RT002 Phase 2 study for the treatment of cervical dystonia, and our RT001 Phase 3 program for the treatment of moderate to severe lateral canthal lines.
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

Stock-based compensation for research and development was $1.2 million and $2.9 million and $0.6 million and $1.6 million for the three and nine months ended September 30, 2015 and 2014, respectively.
General and Administrative Expenses
General and administrative expenses for the three and nine months ended September 30, 2015 increased by 10% and 28%, respectively, compared to the same periods in 2014, primarily due to increased costs related to personnel, legal matters, and stock-based compensation offset by a decrease in professional fees. Following our IPO, in February 2014, we incurred increased costs related to personnel and administrative activities to support the operation of a public company.

Stock-based compensation for general and administration was $1.4 million and $4.4 million and $1.7 million and $3.0 million for the three and nine months ended September 30, 2015 and 2014, respectively.
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
Additionally, our note payable with Hercules matured and was fully paid off in March 2015.
The interest expense by cash and non-cash components is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(264)	$(276)	(4)%	$(564)	$(971)	(42)%

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	(48)	(100)%	(39)	(148)	(74)%
Non-cash interest expense — warrant and derivative related debt discounts	—	(76)	(100)%	(5)	(219)	(98)%
Non-cash interest expense — convertible notes	—	—	N/A	—	(1,250)	(100)%
Loss on extinguishment of 2013 Notes	—	—	N/A	—	(8,331)	(100)%
Non-cash interest expense - financing obligation	(126)	(66)	91%	(226)	(66)	242%
Non-cash capitalized interest expense (2)	$—	$238	(100)%	$—	$649	(100)%
Total non-cash interest expense	$(126)	$48	(363)%	$(270)	$(9,365)	(97)%

Total interest expense	$(390)	$(228)	71%	$(834)	$(10,336)	(92)%

(1)	Cash related interest expense included interest payments to the Hercules Facility, Essex Capital Facility, and Financing Obligations.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
Interest expense for the three months ended September 30, 2015 increased by 71%, compared to the same period in 2014, primarily due to an increase in interest expense for the financing obligations offset by a lower weighted average of debt outstanding and a decrease in capitalization of interest expense for construction-in-progress.
Interest expense for the nine months ended September 30, 2015 decreased by 92%, compared to the same period in 2014, primarily due to the loss on extinguishment of the 2013 Notes, conversion of the 2013 Notes into common stock, and less cash paid for interest expense on the Hercules Notes Payable offset by a decrease in capitalization of interest expense for construction-in-progress. In February 2014, our IPO triggered an acceleration of interest on the 2013 Notes through the end of the notes, which combined with the outstanding principal balance, then converted into 1,637,846 shares of common stock.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except percentages)
Interest income	$68	$14	385%	$144	$18	699%
Interest expense	(390)	(228)	71%	(834)	(10,336)	(92)%
Change in fair value of derivative liabilities associated with convertible notes	—	—	N/A	—	4,032	(100)%
Change in fair value of derivative liabilities associated with the Medicis settlement	13	67	(81)%	60	(426)	(114)%
Change in fair value of common stock warrant liability	—	—	N/A	—	(2,151)	(100)%
Change in fair value of convertible preferred stock warrant liability	—	—	N/A	—	(210)	(100)%
Loss on settlement of preferred stock warrant	—	—	N/A	—	(1,356)	(100)%
Other expense, net	(98)	(5)	1,857%	(221)	(73)	203%
Total other expense	$(407)	$(152)	168%	$(851)	$(10,502)	(92)%

Our total other expense for the three months ended September 30, 2015 increased by 168%, compared to the same period in 2014, primarily due to an increase in interest expense, which is described above, offset by a decrease in the fair value of the Medicis derivative liabilities associated with the Medicis settlement.

Our total other expense for the nine months ended September 30, 2015 decreased by 92%, compared to the same period in 2014, primarily due to a decrease in interest expense, which is described above, a decrease in the fair value of the Medicis derivative liabilities, no loss on settlement of preferred stock warrants in the current period, and other one-time charges related to our IPO, including conversion of common stock warrants and our convertible notes into common stock upon the IPO and conversion of preferred stock warrants into equity-based common stock warrants.

Liquidity and Capital Resources
As of September 30, 2015, we had capital resources consisting of cash, cash equivalents, and investments of $144.2 million, a decrease of $26.8 million, from December 31, 2014. In April 2015, we received $9.8 million from the sale of equipment to Essex Capital and concurrently entered into a three year lease agreement for such equipment. In March 2015, we entered into the ATM agreement with Cowen under which we may offer and sell our common stock having aggregate proceeds of up to $50.0 million from time to time. As of September 30, 2015, we sold 352,544 shares of our common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.1 million, after underwriting discounts, commissions and other offering expenses. As of September 30, 2015, common stock for aggregate gross proceeds of $39.2 million remained available under this facility, subject to certain conditions as specified in the ATM agreement.
Since our inception, we have incurred losses and negative cash flows from our operations. For the three and nine months ended September 30, 2015, we had a net loss of $19.2 million and $51.4 million, respectively. For the nine months ended September 30, 2015, we used $39.2 million of cash to fund operating activities. As of September 30, 2015, we had a working capital surplus of $131.8 million and an accumulated deficit of $310.2 million. We believe that our existing cash, cash equivalents, and investments, including net proceeds from our IPO of $98.6 million, net proceeds from our June 2014 follow-on public offering of $131.3 million, net proceeds from our ATM offering of $10.1 million, gross proceeds from our November 2015 follow-on public offering of $134.6 million and proceeds of $10.9 million from sale of equipment to Essex Capital will allow us to fund our operations for at least the next 12 months.
Cash Flows
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(39,218)	$(45,951)
Net cash used in investing activities	(56,861)	(5,369)
Net cash provided by financing activities	15,541	234,892

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
Cash used in operating activities of $39.2 million during the nine months ended September 30, 2015 resulted primarily from our net loss of $51.4 million, offset by stock-based compensation expense of $7.3 million, depreciation expense of $1.6 million, and other adjustments of $0.6 million. The $2.7 million increase in our net operating assets and liabilities was primarily due to an increase in accruals and other current liabilities and deferred rent by $3.2 million offset by decreases in prepaid and other currents assets, other non-current assets, and accounts payable by $0.5 million.

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

Cash Flows from Investing Activities
Cash used in investing activities was $56.9 million for the nine months ended September 30, 2015 consisting of $54.1 million for purchases of investments and $2.8 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash used in investing activities of $5.3 million for the nine months ended September 30, 2014 consisting of $5.4 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash Flows from Financing Activities
Cash provided by financing activities was $15.5 million for the nine months ended September 30, 2015 comprised of proceeds of $10.2 million from issuance of common stock in connection with our ATM offering, net of deferred offering costs, and proceeds from sale of equipment to Essex Capital of $9.8 million, and proceeds from the exercise of stock options and ESPP of $0.8 million offset by principal payments on our notes payable of $2.7 million, principal payments on our financing obligation and capital leases of $1.8 million, and net settlement of restricted stock awards to settle employee tax obligations of $0.8 million.

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

Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we initiate and complete clinical trials and other associated programs relating to RT001 for the treatment of crow's feet and hyperhidrosis and as we initiate and complete additional clinical trials and associated programs related to RT002 for the treatment of glabellar lines and indications in muscle movement disorders, such as cervical dystonia. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2015, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 4, 2015, except as described within Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $144.2 million and $171.0 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three and nine months ended September 30, 2015 and 2014, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. A hypothetical 10% movement in foreign currency rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations. On May 1, 2015, a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against us and certain of our directors and executive officers at the time of our June 2014 follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering.
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
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our product candidates, primarily our topical product candidate RT001 and our injectable product candidate RT002. *

To date, we have invested most of our efforts and financial resources in the research and development of RT001, also referred to as RTT150 (Botulinum Toxin Type A) Topical Gel, our topical formulation of botulinum toxin. We are in a Phase 3 development program for RT001 for the treatment of crow's feet. In October 2014, we initiated an open-label study designed to confirm successful transfer of the production of our topical RT001 drug product to our manufacturing facility. Following a comprehensive analysis of the data obtained in such study, we subsequently commenced and completed a second open-label study using RT001 in the first half of 2015. Following analysis of the data obtained from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 U.S. pivotal Phase 3 clinical trial for the treatment of crow's feet, which commenced during the third quarter of 2015. To date, we have conducted 17 clinical trials for RT001, with a total of over 1,600 subjects, for the treatment of crow's feet. In the third quarter of 2015, we also initiated a Phase 2 clinical trial for the treatment of primary axillary hyperhidrosis and, in the fourth quarter of 2015, completed enrollment for the trial.
We have also invested in the research and development of an injectable form of botulinum toxin, RT002, also referred to as RTT150 (Botulinum Toxin Type A) for Injection. Based upon the results to date, we are further developing RT002 for the treatment of glabellar lines and reported interim results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic, on October 29, 2015. The topline interim data from the trial showed that RT002 achieved its primary efficacy measurement at four weeks for all doses of RT002 and that such efficacy was highly statistically significant as compared to placebo. In addition, RT002 demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 appeared to be generally safe and well-tolerated. We plan to report final results from our BELMONT trial and conduct an End-of-Phase 2 meeting with the United States Food and Drug Administration, or FDA, in the first half of 2016. We then expect to begin Phase 3 clinical studies of RT002 for the treatment of glabellar lines in the second half of 2016. If approved, we believe RT002 has the potential to satisfy significant unmet needs in this market. Final results may differ from interim results.

We continue to explore therapeutic indications for muscle movement disorders such as cervical dystonia, which account for a large proportion of neurotoxin therapeutic sales globally, using RT002. In September 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 in the therapeutic indication of cervical dystonia.
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

•	our ability to demonstrate the effectiveness and duration of effect of our product on a consistent basis as compared to existing or future therapies;

•	our ability to demonstrate to the satisfaction of the FDA, the safety and efficacy of RT001, RT002 or any future product candidates through clinical trials;

•	whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of RT001, RT002 or any future product candidates;

•	the acceptance of parameters for regulatory approval, including our proposed indication, primary endpoint assessment and primary endpoint measurement relating to our lead indications of RT001;

•	our success in educating physicians and patients about the benefits, administration and use of RT001, RT002 or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with our product candidates or future approved products;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to RT001, RT002 or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

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
We may be unable to obtain regulatory approval for RT001, RT002 or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations. *
To gain approval to market a biologic product such as RT001 and RT002, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, purity and potency of the product for the intended indication applied for in a Biologics License Application, or BLA, or other respective regulatory filings. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In particular, we have conducted two Phase 2b controlled clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. We have also conducted one open-label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 appear to be safe and well tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. In October 2014, we conducted an open-label clinical trial of our topical RT001 drug product. The safety analysis from the 43 subjects enrolled in the open-label trial indicated that RT001 appeared to be well tolerated. The efficacy analysis showed clinically meaningful efficacy measured by the one-point investigator’s global assessment, or IGA, and the one-point patient severity assessment, or PSA, as well as in the aggregate for the composite one-point assessment. The two-point response rates for the individual IGA and composite IGA and PSA assessments, however, did not meet the endpoints for the subjects enrolled in the trial. Following a comprehensive analysis of the data obtained in this trial, we determined that the preliminary composite results were not adequate to move forward with our Phase 3 pivotal trial at such time.
In the first half of 2015, we then commenced and completed an additional open-label clinical trial using RT001. We designed this study to evaluate the attributes of different RT001 drug products aimed at improving the interaction between our peptide and toxin. The safety analysis from the 69 subjects enrolled in this study indicated that RT001 appeared to be well tolerated. The efficacy analysis for two of the RT001 drug products evaluated in this open-label trial showed clinically meaningful efficacy measured by the one-point IGA and the one-point PSA as well as in the aggregate for the composite one-point assessment. In the same two RT001 drug products evaluated, we observed some two-point composite response but given the small number of subjects enrolled in this trial, the patient response and other results observed are not necessarily predictive of future clinical trial results. Following analysis of the data available from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 U.S. Phase 3 clinical trial for the treatment of crow's feet using a drug product that incorporates attributes of the drug products evaluated in the 2015 open-label trial.
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
Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. We are not conducting and do not plan to conduct our U.S. Phase 3 clinical trials for RT001 under a Special Protocol Assessment, or SPA. In the absence of an agreed SPA, there can be no assurance that the FDA will agree with REALISE 1, our Phase 3 pivotal clinical trial protocols.
Further, after our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process to obtain confirmation from the FDA that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for continued clinical trials. At the end of this process, the FDA indicated that the final indication would depend on the patient populations studied, the data collected, and the interpretation of the data during the BLA review process. The FDA also indicated its expectation for demonstration of the paralytic mechanism of action in RT001 to be assessed at maximum contraction, or "at smile," to inform its analysis of the risks and benefits of RT001. Our clinical development program for RT001 measures effect "at smile" as an additional assessment endpoint to demonstrate botulinum toxin's effect on the relaxation of muscle at maximum contraction. However, age-related crow's feet of the upper face are the lines visible "at rest," and the primary endpoint of our clinical development program measures the efficacy of RT001 by a composite of physician and patient assessments "at rest."
In August 2014, the FDA issued a Draft Guidance prepared by the Division of Dermatology and Dental Products entitled "Upper Facial Lines: Developing Botulinum Toxin Drug Products." The Draft Guidance, among other things, recommends assessing the primary endpoint measurement for efficacy at maximum contraction, recommends defining treatment success as a score of 0 or 1 and at least a two grade reduction on both investigator and subject assessments, and recommends that review of photographs at maximum contraction by a masked independent committee be a required secondary efficacy measurement. We responded to the FDA's request for public comment on the non-binding Draft Guidance on October 30, 2014 and our response was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 4, 2014. We do not know when the guidance will be finalized, if at all, or the recommendations that will be contained therein. Even if final guidance is issued by the FDA, industry may pursue approval using an alternative approach if the approach satisfies the requirements of the applicable statutes and regulations. After consultation with our regulatory consultants, and based on the outcome of our Formal Dispute Resolution and related written confirmation from the FDA that we could proceed with Phase 3 development, we plan to complete our RT001 clinical trials using our current primary endpoint assessment by a composite of investigator and patient assessments "at rest," supplemented by an additional assessment "at smile" to demonstrate the paralytic mechanism of action in RT001 is a botulinum toxin effect.
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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts. *
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates RT001 and RT002. In particular, our U.S. clinical programs for RT001 and RT002 will require substantial additional funds to complete. We have recorded net losses of $19.2 million and $51.4 million and $14.0 million and $48.7 million for the three and nine months ended September 30, 2015 and 2014, respectively, had an accumulated deficit through September 30, 2015 of $310.2 million and had a working capital surplus of $131.8 million as of September 30, 2015, primarily as a result of our IPO, 2014 June follow-on public offering, and ATM offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of September 30, 2015, we had capital resources consisting of cash, cash equivalents, and investments of $144.2 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million in our IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. In the third quarter of 2015, we sold 352,544 shares of our common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.1 million, after underwriting discounts, commissions, and other offering expenses. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for gross proceeds of $134.6 million. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001, RT002 and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001, RT002 and any future product candidates.
We believe that our existing cash, cash equivalents, and investments including the net proceeds from our IPO, follow-on public offering, and ATM offering will allow us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
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
The commercial success of RT001, RT002 and any future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of RT001, the treatment of crow’s feet and hyperhidrosis, in the case of RT002, the treatment of glabellar lines, and other aesthetic and therapeutic indications that we may seek to pursue. The degree and rate of physician adoption of RT001, RT002 and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing therapies;

•	physician willingness to adopt a new therapy to treat crow’s feet, hyperhidrosis, glabellar lines, cervical dystonia or other therapeutic indications;

•	overcoming any biases physicians or patients may have toward injectable procedures for the treatment of crow’s feet, hyperhidrosis or other indications;

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of crow’s feet, hyperhidrosis, glabellar lines, cervical dystonia or other therapeutic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
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
Upon marketing approval, the first expected use of our products will be in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. This market is also characterized by competitors obtaining patents to protect what they consider to be their intellectual property. We plan to seek regulatory approval of RT001 for the treatment of crow’s feet and RT002 for the treatment of glabellar lines.
We anticipate that RT001, if approved for the treatment of crow's feet, will face significant competition from other facial aesthetic products, including injectable botulinum toxins and dermal fillers. If approved, RT001 may also compete with unapproved and off-label treatments. We anticipate that RT002, if approved, will also face significant competition from existing injectable botulinum toxins and dermal fillers, as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for both RT001 and RT002 from biosimilar products and products based upon botulinum toxin. To compete successfully in the aesthetic market, we will have to demonstrate that the reduction of crow’s feet with RT001 or the treatment of glabellar lines with RT002 is a worthwhile aesthetic treatment and has advantages over existing therapies. Competing in the aesthetic market could result in price-cutting, reduced profit margins and limited market share, any of which would harm our business, financial condition and results of operations.
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
We have invested a significant amount of capital to build a larger capacity fill-finish line dedicated to the manufacture of our topical product candidate RT001 and to support our regulatory license applications. Under generally accepted accounting principles, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability. *
We are a clinical-stage specialty biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 or RT002. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $19.2 million and $51.4 million and $14.0 million and $48.7 million for the three and nine months ended September 30, 2015 and 2014, respectively, had an accumulated deficit through September 30, 2015 of $310.2 million and had a working capital surplus of $131.8 million as of September 30, 2015, primarily as a result of our IPO, follow-on public offering, and ATM offering. In February 2014, we closed our IPO. The net proceeds from the sale of the shares in our IPO and our June 2014 follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offering were approximately $98.6 million and $131.3 million, respectively. In November 2015, the Company also completed a public offering for gross proceeds of $134.6 million. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT001 and RT002. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months. Given our desired clinical development plans for the next 12 months, our financial statements do not reflect an uncertainty about our ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.
We expect to continue to incur losses for the foreseeable future, and we anticipate that these losses will increase as we continue our development of, and seek regulatory approvals for, RT001 and RT002, and begin to commercialize RT001 and RT002. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. *
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Furthermore, final results may differ from interim results. For example, any positive results generated to date in clinical trials for RT001 or RT002 do not ensure that later clinical trials, including our RT001 Phase 3 clinical trials for the treatment of crow’s feet or any RT002 clinical trials for the treatment of glabellar lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety profile and efficacy despite having progressed through preclinical studies and initial clinical trials. In particular, we have conducted two Phase 2b controlled clinical trials of RT001, in which RT001 met the primary efficacy and all secondary endpoints. We have also conducted one open-label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 appear to be safe and well tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 group. In October 2014, we conducted an open-label clinical trial of our topical RT001 drug product. The safety analysis from the 43 subjects enrolled in the open-label trial indicated that RT001 appeared to be well tolerated. The efficacy analysis showed clinically meaningful efficacy measured by the one-point investigator’s global assessment, or IGA, and the one-point patient severity assessment, or PSA, as well as in the aggregate for the composite one-point assessment. The two-point response rates for the individual IGA and composite IGA and PSA assessments, however, did not meet the endpoints for the subjects enrolled in the trial. Following a comprehensive analysis of the data obtained in this trial, we determined that the preliminary composite results were not adequate to move forward with our Phase 3 pivotal trial at such time.
In the first half of 2015, we then commenced and completed an additional open-label clinical trial using RT001. We designed this study to evaluate the attributes of different RT001 drug products aimed at improving the interaction between our peptide and toxin. The safety analysis from the 69 subjects enrolled in this study indicated that RT001 appeared to be well tolerated. The efficacy analysis for two of the RT001 drug products evaluated in this open-label trial showed clinically meaningful efficacy measured by the one-point IGA and the one-point PSA as well as in the aggregate for the composite one-point assessment. In the same two RT001 drug products evaluated, we observed some two-point composite response but given the small number of subjects enrolled in this trial, the patient response and other results observed are not necessarily predictive of future clinical trial results. Following analysis of the data available from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 U.S. Phase 3 clinical trial for the treatment of crow's feet using a drug product that incorporates attributes of the drug products evaluated in the 2015 open-label trial.
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

We have in the past and may in the future experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

•	obtain regulatory approval to commence a trial;

•
reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtain institutional review board, or IRB, approval at each site;

•	recruit suitable subjects to participate in a trial;

•	have subjects complete a trial or return for post-treatment follow-up;

•	ensure clinical sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites; or

•	manufacture sufficient quantities of product candidate for use in clinical trials.
Subject enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.
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

We and our manufacturers purchase the materials necessary to produce RT001 and RT002 for our clinical trials from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through American Peptide Company, Inc., the RT001 diluent through Hospira Worldwide, Inc. and our RT001 delivery apparatus through Duoject Medical Systems, Inc. We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe that we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of RT001, RT002 or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of RT001, RT002 or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of RT001, RT002 and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

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
In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days’ prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties or consultants conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCP, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for, and will not be able to, or may be delayed in our efforts to, successfully commercialize the product candidate being tested in such trials.

Our ability to market RT001, if approved, will be limited initially to use for the treatment of crow’s feet, and if we want to expand the indications for which we may market RT001 or seek regulatory approval for RT002, we will need to obtain additional regulatory approvals, which may not be granted.
We plan to seek regulatory approval for RT001 in the United States and Europe for the treatment of crow’s feet. If RT001 is approved, the applicable regulatory agency will restrict our ability to market or advertise RT001 for other indications, which could limit physician and patient adoption. We may attempt to develop, promote and commercialize new treatment indications and protocols for RT001, as well as seek regulatory approval for RT002, in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.
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
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products, such as RT001 and RT002, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for RT001 for the treatment of crow’s feet, the first indication we are pursuing, we cannot prevent physicians from using our RT001 products on their patients in a manner that is inconsistent with the approved label, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.
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
Treatment of crow’s feet with RT001 and glabellar lines with RT002, are elective procedures, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo the treatment of crow’s feet with RT001, the treatment of glabellar lines with RT002 or the treatment of other aesthetic indications we may pursue may be influenced by a number of factors, including:

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
Our ability to commercialize RT001, RT002, or any future product candidates for therapeutic indications such as hyperhidrosis or cervical dystonia will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third party payors generally require that drug products have been approved for marketing by the FDA. Third party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third party coverage or reimbursement for RT001, RT002 or any future product candidates, or we may be required to sell them at a discount.
We expect that private insurers will consider the efficacy, cost effectiveness and safety of RT001 and RT002 in determining whether to approve reimbursement for RT001 and RT002 and at what level. Obtaining these approvals can be a time-consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of RT001 or RT002 from private insurers on a timely or satisfactory basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare program or other reimbursing bodies or payors limit the indications for which RT001 or RT002 will be reimbursed to a smaller set than we believe they are effective in treating.
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

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize RT001, RT002 or any other future product candidates, if approved, or generate product revenue. *
We currently have limited marketing capabilities and no sales organization. To commercialize RT001, RT002 or any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If RT001 or RT002 receives regulatory approval, we expect to market RT001 or RT002, as applicable, through our own sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, which may be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RT001, RT002 or any future product candidates. If we are not successful in commercializing RT001, RT002 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth. *
As of September 30, 2015, we had 102 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001, RT002 or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We have been, and in the future may be, subject to securities class action lawsuits and shareholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*
We have been, and may in the future be, the target of securities class actions or shareholder derivative claims. On May 1, 2015, a securities class action complaint was filed on behalf of City of Warren Police and Fire Retirement System against us and certain of our directors and executive officers at the time of our follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering. This and any such other actions or claims could result in substantial damages and may divert management’s time and attention from our business.
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

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable; and

•	intellectual property rights of third parties may potentially block our entry into certain markets, or make such entry economically impracticable.
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
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*
Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including botulinum toxin type A, a key component of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed with the Centers for Disease Control and Prevention, or CDC and with the California Department of Health, Food and Drug Branch for use of botulinum toxin and to manufacture both the active pharmaceutical ingredient, or API, and the finished product in topical and injectable dose forms. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect RT001 for the treatment of crow’s feet or RT002 for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, demand for the first indications of each of our product candidates will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT001, RT002 or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the United States or foreign countries. Competitors in the field of cosmetics, pharmaceuticals, and botulinum toxin have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents. Patents issued from applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the United States Patent and Trademark Office, or USPTO, on the basis of prior art. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in United States federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to RT001, RT002 or any future product candidates is challenged, then it could threaten our ability to commercialize RT001, RT002 or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market RT001, RT002 or any future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act signed into law on September 16, 2011. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO.
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
We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.
Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.
An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation, inter partes review, post-grant review or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patents or patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Any regulatory approvals that we or our collaborators receive for RT001, RT002 or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves RT001, RT002 or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with RT001, RT002 or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive the necessary approvals to commercialize our products in markets outside of the United States.

If approved, RT001, RT002 or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
Some participants in our clinical trials have reported adverse events after being treated with RT001. If we are successful in commercializing RT001 or any other products, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that RT001, if approved for the treatment of crow’s feet, or RT002, if approved for the treatment of glabellar lines, will subject us to the various U.S. federal and state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.
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

Legislative or regulatory health care reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of RT001, RT002 or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates, including our Phase 3 clinical program for RT001 and our Phase 2 clinical program for RT002;

•	announcements of regulatory approval or disapproval of RT001, RT002 or any future product candidates;

•	FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of health care payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with customers and strategic partners; and

•	other factors described in this “Risk Factors” section.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well. *
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 4, 2015, we entered into the ATM agreement, with Cowen , under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through our sales agent. As of September 30, 2015, common stock for aggregate gross proceeds of $39.2 million remained available to be sold under this facility, subject to certain conditions as specified in the ATM agreement.
If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.
As of September 30, 2015, certain holders of approximately 6,765,042 shares of our common stock, including shares issuable upon the exercise of outstanding warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. On October 16, 2015, we filed a shelf registration statement on Form 3, registering the resale of the 8,414,711 shares held by certain selling stockholders identified therein. The shares covered thereby may be offered from time to time by the selling stockholders.
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
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of September 30, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 46.9% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
July 1 through July 31, 2015	120	$31.03	—	—
August 1 through August 31, 2015	504	29.98	—	—
September 1 through September 30, 2015	4,071	30.27	—	—
Total	4,695	$30.26	—	—

(i)                   Consists solely of shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock awards.
(ii)                 The weighted-average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Use of Proceeds

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 6, 2014. As of September 30, 2015, we have used all of the proceeds from our IPO for working capital and general corporate purposes.

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

REVANCE THERAPEUTICS, INC.

Date: November 10, 2015	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: November 10, 2015	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Executive Vice President of Corporate Development (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1+	Second Amendment to Development and Supply Agreement, dated August 31, 2015, between Revance Therapeutics, Inc and Hospira Worldwide, Inc.					X
10.2*	Form of Restricted Stock Unit Award Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan					X
10.3*	Form of Stock Option Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan					X
10.4*	Form of Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan					X
10.5*	Form of Stock Option Agreement and Grant Notice under Revance Therapeutics, Inc. 2014 Inducement Plan					X
10.6*	Form of Restricted Stock Agreement and Grant Notice under Revance Therapeutics, Inc. 2014 Inducement Plan					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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