Form 10-K
period 2015-12-31
Revance Therapeutics, Inc.
filed 2016-03-04
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $469.5 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $31.98 per share for such date.
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 26, 2016: 28,433,208
DOCUMENTS INCORPORATED BY REFERENCE
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding the results and the timing of clinical trials in our development of DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical, for the treatment of crow’s feet, hyperhidrosis or other indications;

•
our expectations regarding the results and the timing of clinical trials of DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, for the treatment of glabellar lines, cervical dystonia or other indications;

•	our expectations regarding our future development of RT001 topical and RT002 injectable for other indications, including therapeutic indications;

•
our expectation regarding the timing of our regulatory submissions for approval of RT001 topical for the treatment of crow’s feet, hyperhidrosis, and other indications in the United States, Europe and other countries;

•
our expectation regarding the timing of our regulatory submissions for approval of RT002 injectable for the treatment of glabellar lines, cervical dystonia, and other indications in the United States, Europe and other countries;

•	the potential for commercialization of RT001 topical and RT002 injectable, if approved, by us;

•	our expectations regarding the potential market size, opportunity and growth potential for RT001 topical and RT002 injectable, if approved for commercial use;

•	our belief that RT001 topical and RT002 injectable can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•	our ability to transfer manufacturing from third parties to our facility and to scale up our manufacturing capabilities;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding on acceptable terms, if at all;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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
Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, combined with our patented TransMTS® peptide delivery system, to address unmet needs in large and growing neurotoxin markets. Our proprietary TransMTS technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical, and DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable. We are pursuing clinical development for RT001 topical and RT002 injectable in a broad spectrum of aesthetic and therapeutic indications. Neither formulation of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights for all indications of RT001 topical, RT002 injectable, and our TransMTS technology platform.
RT001 topical has the potential to be the first commercially available non-injectable formulation of botulinum toxin type A. We are studying RT001 topical for aesthetic indications, such as crow's feet (wrinkles around the eyes, also known as lateral canthal lines), and therapeutic indications, such as axillary hyperhidrosis (underarm excessive sweating). RT002 injectable is a novel, injectable formulation of botulinum toxin type A designed to be a targeted and long-lasting injectable botulinum toxin treatment. We are studying RT002 injectable for aesthetic indications, such as glabellar (frown) lines and therapeutic indications, such as cervical dystonia. We believe both product candidates have the potential to expand into additional aesthetic and therapeutic indications in the future.

PIPELINE	PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3	2016 PLANNED MILESTONES
RT001 TOPICAL PRODUCT CANDIDATE

Lateral Canthal Lines (Crow’s Feet)					Report US Phase 3 pivotal study efficacy results -1H 2016.

Hyperhidrosis (Excessive Sweating)					Complete current Phase 2 study - 1H 2016. Initiate additional Phase 2 study.

Other Therapeutic Indications

RT002 INJECTABLE PRODUCT CANDIDATE

Glabellar (Frown) Lines					Conduct End-of-Phase 2 Meeting with FDA - 1H 2016. Initiate Phase 3 program - 2H 2016.

Cervical Dystonia					Report interim Phase 2 study results - 1H 2016.

Other Therapeutic Indications

Our Product Candidates
DaxibotulinumtoxinA for Injection (RT002) or RT002 Injectable
We are developing an injectable formulation of botulinum toxin type A, which we refer to as RT002 injectable, for indications where deep delivery of the botulinum toxin is required and a long-lasting effect is desired. We believe RT002 injectable may provide a targeted delivery of botulinum toxin to intended treatment sites while potentially reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and may result in long-lasting effect. We are initially focused on developing RT002 for the treatment of glabellar lines and cervical dystonia.
Glabellar Lines
Glabellar lines are the result of gathering the tissue between the eyebrows into a fold. They are caused by the repeated action of underlying muscles associated with facial expression. Years of squinting and frowning tend to leave deep wrinkles in the skin between the eyebrows and on the bridge of the nose, across the forehead and at the corners of the eyes. On many people, frown lines produce an angry or sad look that detracts from a pleasant facial appearance. Physical, emotional and social reasons for treating frown lines and forehead furrows include improved appearance and enhanced self-esteem. The most common cosmetic use of the market leader, BOTOX® Cosmetic is for the treatment of glabellar lines. In general, consumers enjoy the benefits of botulinum toxin injections and there is a high rate of satisfaction. Longevity, or duration of effect, is the one area where consumers are less satisfied and desire longer duration.
Botulinum toxin treatment of glabellar lines is the largest proportion of cosmetic neurotoxin sales in the United States and, according to the American Society for Aesthetic Plastic Surgery, botulinum toxin treatment is the number one nonsurgical cosmetic procedure in the United States. We believe RT002 injectable has the potential to satisfy significant unmet needs in this market. According to market research we conducted in April 2015, which involved a quantitative study with eighty dermatologists and plastic surgeons, 60% of the physicians surveyed stated that longer duration is a significant unmet need in the market for the botulinum toxin treatment of glabellar lines and 75% stated that they are likely or very likely to use RT002 injectable based on both injectable data available during the study and the RT002 injectable product concept.
Also, primary market research among over 30 leading aesthetic physicians indicated that they were very impressed by the clinical data generated in the RT002 Phase 1/2 study. In fact, those physicians reported that if RT002 injectable demonstrated similar results in larger trials the increased duration of effect would cause them to change their treatment habits from currently available botulinum toxins to RT002 injectable. While potentially increased safety due to decreased spread to adjacent muscles was an appealing benefit in cosmetic indications, duration of effect was reported to be the primary driver of adoption.
We believe that a product that still shows meaningful consumer benefit at six months would fit very nicely into the current treatment regimen and consumer habits. Most consumers only visit their physicians twice per year for treatments and the longer duration would mean that they would remain satisfied between treatments. Additionally, a longer lasting botulinum toxin product may align more closely with the duration of dermal filler treatments, which often are administered at the same time as botulinum toxin treatments.
We believe that RT002 injectable may provide the following benefits to patients and physicians for treatment of glabellar lines, as compared to the market leader, BOTOX® Cosmetic:

•	RT002 injectable may permit longer lasting effect of 6 months.

•
RT002 injectable may provide targeted delivery of botulinum toxin to intended treatment sites while potentially reducing the unwanted spread of botulinum toxin to adjacent areas. This could potentially decrease unwanted side effects like eyelid ptosis (droopy eyelids) and patient dissatisfaction.

We believe that RT002 injectable may provide the following benefits to physicians:

•
RT002 injectable may be simple to use and consistent with administration of currently available marketed products. Minimal training is required because administration would be similar to currently available marketed products.

•	RT002 injectable may lead to more sustained patient satisfaction between treatments, which is critical for self-pay procedures.

•	RT002 injectable could potentially expand their practices by appealing to consumers (particularly men) who are not willing to come in multiple times per year to sustain the benefits of treatment.

•
Physicians may be willing to pay more for RT002 injectable compared to currently available neurotoxins as they believe that they could easily pass that cost along to their patients, who would be willing to pay for increased duration of effect.

•	In phase 2 studies, RT002 injectable appeared to be well-tolerated with no significant safety concerns.
Development of RT002 Injectable for Treatment of Glabellar Lines
Phase 1 and 2 Clinical Trials. We believe RT002 injectable may provide targeted delivery of botulinum toxin to intended treatment sites while reducing the unwanted spread of botulinum toxin to adjacent areas. We believe this could permit long-lasting effect and safe administration of botulinum toxin, even with higher targeted doses. These properties, longer lasting effect and reduced spread of botulinum toxin, have been demonstrated in a four-cohort Phase 1/2 clinical dose escalation trial outside the United States for improvement of glabellar lines. In the study, RT002 injectable met its primary efficacy and safety endpoints. The open-label, dose escalating, Phase 1/2 study enrolled 48 adults in four cohorts. All subjects had Severe or Moderate wrinkles at baseline, measured using the 4-point Global Line Severity Scale (GLSS). In summary, the data showed:

•	96% of subjects were rated with None or Mild wrinkle severity at maximum frown 4 weeks post-treatment using the GLSS as assessed by the clinical investigator.

•	83% of subjects assessed themselves as achieving None or Mild wrinkles at maximum frown at the same time point.

•	In the final cohort, the only one where duration of effect was measured, RT002 injectable achieved a median duration of 29.4 weeks or seven months based on both investigator and subject assessments.

•	In this final cohort, 60% of subjects maintained None or Mild wrinkle severity at 6 months.

•
RT002 injectable was well-tolerated, and there was no evidence of spread beyond the treatment site at any dose; additionally, adverse event rates did not change in frequency, severity, or type with increasing doses.

RT002 appeared to be generally safe and well-tolerated with minimal adverse events in our Phase 1/2 trial. Adverse events were generally mild, localized and transient. The most common adverse events observed were headache and injection site reactions. There was no evidence of spread beyond the treatment site at any dose. There were no serious adverse events or evidence of any systemic exposure based on clinical laboratory results and related evaluations. Adverse event rates did not change in frequency, severity, or type with increasing doses.
Based on the results of this study, Revance initiated BELMONT, a Phase 2, Randomized, Double-Blind, DosE Ranging, Active and PLacebo Controlled, Multi-Center Study to Evaluate the Safety, Efficacy, and Duration of Effect Of RT002, a BotuliNum Toxin Type A for Injection, injectable to treat glabellar lines. The primary endpoints for the study are the investigator's assessment of glabellar line severity at maximum frown at Week 24 and median duration of effect from the date of treatment back to baseline severity. The BELMONT trial evaluated treatment for glabellar lines in 268 subjects with moderate to severe glabellar lines at nine investigational sites in Canada. The trial compares the safety, efficacy and duration of three doses of RT002 injectable, the labeled dose of the current market leader BOTOX Cosmetic/VISTABEL® and a placebo control in a randomized 1:1:1:1:1 trial design. In October 2015, we reported topline interim data from the trial that showed RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. We plan to conduct an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in the first half of 2016. We then expect to begin Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in the second half of 2016. If approved, we believe RT002 injectable has the potential to satisfy significant unmet needs.

Cervical Dystonia and Other Muscle Movement Disorders
We have also been developing RT002 for the treatment of cervical dystonia, a muscle movement disorder. We will continue to evaluate development for other therapeutic indications, such as neurological movement and other disorders, based on the results of our current preclinical studies and clinical trials. Muscle movement disorders, such as cervical dystonia, are neurological conditions that affect a person's ability to control muscle activity in one or more areas of the body. Muscle spasticity happens after the body's nervous system has been damaged, most commonly by a stroke, disease, or trauma. While not life-threatening, spasticity can be painful and may have a significant effect on a person's quality of life. Some tasks, like getting dressed or bathing, become difficult, and a person's self-esteem may be affected by their abnormal posture. Common muscle movement disorders include cervical dystonia (excessive pulling of the muscles in the neck and shoulder), upper or lower limb spasticity (stiffness in muscles), and blepharospasm (involuntary closing of the eyelids). Botulinum toxin type A has proven safe and effective for such uses, as the most common treatment for muscle movement disorders is to relax the muscle by injecting it with botulinum toxin. Spasticity was the first approved indication for BOTOX®. We believe muscle movement disorders accounted for approximately $900 million of therapeutic neurotoxin sales globally in 2014.
RT002 Injectable for Treatment of Cervical Dystonia
We have initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study will evaluate safety, preliminary efficacy, and duration of effect of RT002 in subjects with moderate-to-severe isolated cervical dystonia symptoms of the neck. We completed enrollment in the first cohort and expect to release interim results in the first half of 2016.
DaxibotulinumtoxinA Topical Gel (RT001) or RT001 Topical
RT001 topical is a topical gel formulation of botulinum toxin type A in a proprietary single-use applicator. The botulinum toxin in RT001 topical blocks neuromuscular transmission by binding to receptor sites on motor or sympathetic nerve terminals, entering the nerve terminals and inhibiting the release of specific neurotransmitters. For example, when applied topically around the eye, RT001 topical produces partial interruption of the nerve signaling to the orbicularis oculi muscle, resulting in a localized reduction in muscle activity and improvement in crow’s feet and may offer improvement in skin texture and luminosity of the skin. When applied topically for the treatment of hyperhidrosis, RT001 topical produces temporary interruption of the nerve signaling to the sweat glands, resulting in local reduction in axillary sweating.
RT001 topical is applied to the skin and uses our proprietary TransMTS® technology, consisting of a proprietary peptide, to enable delivery of botulinum toxin across the skin, eliminating the need for injections. We plan to supply RT001 topical in a single-use applicator for reconstitution and administration that contains a vial of lyophilized, or freeze-dried, drug product and a vial of diluent for reconstitution. When the contents of these vials are combined, all within the single-use applicator, the diluent reconstitutes the freeze-dried drug product back to its original form to allow administration. In our crow's feet clinical trials, RT001 topical is administered as a gel and spread over the treatment area with a gloved finger, where it remains for 30 minutes. The application process is a simple procedure that requires minimal time to prepare and can be applied by either physician or medical staff. The gel is then removed by a series of gentle cleansing wipes, deactivated and disposed.
We are developing and plan to commercialize RT001 topical for indications where topical application provides a meaningful advantage over injectable administration. RT001 is designed to have several such advantages, including painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these potential advantages may improve the experience of patients undergoing botulinum toxin procedures and make RT001 topical suitable for multiple indications.
The first indications we are pursuing are in the fields of dermatology and plastic surgery. If approved, we believe RT001 topical can expand the overall botulinum toxin aesthetic market by appealing to new patients who would prefer a needle-free approach to treatment. The aesthetic dermatology market is attractive because we believe that patients in this market tend to be open to trying new products and paying for aesthetic procedures out of pocket, reducing our reliance on reimbursement. We are focused on this market not only because of its size and growth potential but also because, in the United States and Europe, this market can be accessed by a specialty sales force and distributor network. We are also developing RT001 topical for therapeutic applications where botulinum toxin has shown efficacy and that are particularly well suited for needle-free treatments.
Lateral Canthal Lines, or Crow’s Feet

Crow’s feet are skin wrinkles in the outer corner of the eye area, which are commonly caused by aging. Consumers in general, and women in particular, believe that the eye area is the first place where they notice the signs of aging. Consumers also believe that the perception of aging is affected by the quality of the skin. A large segment of the anti-aging topical cosmeceutical market is targeted towards improvement in skin texture and luminosity of the skin in the eye area. Despite the fact that prior to September 2013 there were no botulinum toxin products approved for crow’s feet, we believe that there has been significant use of botulinum toxin for this indication given the desire of consumers to address the condition.
We believe that RT001 topical may provide the following benefits to patients and physicians for treatment of crow’s feet, as compared to traditional botulinum toxin treatments that are administered by injection:

•
The RT001 topical procedure is painless and has not shown any evidence of bruising, swelling or any of the other adverse events associated with injections. The RT001 topical procedure consists of a clear gel applied to the skin, remaining on the skin for 30 minutes and then removed with a series of gentle cleansing wipes.

•
RT001 topical relaxes the crow’s feet wrinkles appearance at “rest,” when the face is in a neutral expression, while still allowing a natural smile. Data from our Phase 2b clinical trials indicate that RT001 topical improves the appearance of crow’s feet at rest. This improvement is visible to both the consumer and the physician. By targeting only the muscles necessary to achieve this effect, treatment with RT001 topical allows for natural expression at smile. In comparison, injection involves a broader array of muscles, which can lead to an unwanted frozen face appearance even at smile.

•
Consumers distinguish between products that are injected into the body and those that are placed on the skin. Of the participants surveyed in consumer market research performed by a third party on our behalf in 2012, a majority of those who responded that they have not received injectable botulinum toxin treatments in the past but who did find the RT001 topical product concept appealing, listed their aversion to needles as the reason why they have not previously tried the injectable botulinum toxin treatments. The responses in this survey, including open-ended questions, suggest that 63% of consumers in the group surveyed are more likely to use RT001 topical over injectable options.

We believe that RT001 topical may provide the following benefits to physicians:

•	RT001 topical has been shown to be well-tolerated with no significant safety concerns. There has been no report of the spread of botulinum toxin away from treatment site.

•
RT001 topical is simple to use and results are not technique dependent. RT001 topical comes in a pre-filled applicator that contains the proper dose for the treatment of crow’s feet. A physician or medical staff applies droplets of the gel from our pre-filled applicator to the treatment area and uses a gloved finger to ensure that the entire area is covered. In contrast, a great deal of physician skill is required to accurately and precisely inject current needle-based botulinum toxin products into smaller, more superficial muscles to achieve a natural looking appearance in the crow's feet area. According to our market research data collected by a third-party research organization in 2009 through internet-based surveys and interviews: 82% of the 204 physicians surveyed with existing cosmetic revenues said that they were either “extremely interested” or “very interested” in purchasing the RT001 topical product concept for use in their patients; and 76% of the 204 physicians surveyed mentioned the benefits of topical administration, including no need for needles and easy and convenient administration, as why they liked the RT001 topical product concept.

•
RT001 topical is very appealing to both key physicians and practice groups who perform the majority of cosmetic procedures in the United States and physicians who have less injectable botulinum toxin experience. We believe that RT001 topical can expand the use of botulinum toxin to a wider range of physicians and allow those physicians who currently perform botulinum toxin procedures to do so on a larger number of patients. RT001 topical can also improve the profitability of practices by increasing the number of procedures a given patient receives per visit. Importantly, this expansion can come without any increase in the number of patients that the physician has in their practice. In addition, because the RT001 topical procedure for the treatment of crow’s feet would be paid for directly by patients, consistent with current aesthetic treatments, physicians would not be encumbered by managed care and government payor reimbursement restrictions applicable in the United States and similar reimbursement-related constraints outside the United States.

Development of RT001 Topical for Treatment of Crow’s Feet

We have conducted seventeen clinical trials, with a total of over 1,600 subjects, for the treatment of crow’s feet. In two of our Phase 2 clinical trials, RT001 topical demonstrated a statistically significant and clinically meaningful reduction in crow’s feet visible to both physicians and patients. After completing our Phase 2b clinical trials, we modified the formulation of the RT001 topical diluent by adding two ingredients to improve its stability. We then conducted a Phase 3 clinical trial with this new diluent formulation to evaluate efficacy and safety of RT001 topical. Data generated from this clinical trial were inconsistent with the data from our previous three Phase 2b clinical trials for the treatment of crow’s feet. Specifically, we observed no improvement from baseline in either the placebo or RT001 topical group. We initiated two open-label studies to further assess our RT001 topical drug product candidate. Following analysis of the data available from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 topical U.S. Phase 3 clinical trial for the treatment of crow's feet. Our clinical and other studies have consistently indicated that RT001 topical appears to be well-tolerated with no serious adverse events related to the study drug or study treatment procedures or other safety concerns.

Phase 3 Clinical Trials. We are in a Phase 3 development program of RT001 topical in North America for the treatment of crow’s feet. During the third quarter of 2015, we initiated REALISE 1, a pivotal Phase 3 clinical trial designed to evaluate the safety and efficacy of a single, bilateral administration of RT001 topical compared to placebo in approximately 450 subjects with moderate to severe crow's feet. We expect to report efficacy data from this study in the first half of 2016, and if successful, will need to conduct additional Phase 3 studies in order to submit our Biologics License Application, BLA, to the FDA.

REALISE 1 and a second U.S. Phase 3 pivotal trial will utilize the same basic study design and evaluate efficacy and safety of RT001 topical after single administration compared to placebo. Our second U.S. Phase 3 pivotal trial will also measure duration of effect. We plan to conduct a third Phase 3 pivotal clinical trial in the European Union to support European Union marketing applications. The European trial will evaluate efficacy and safety of RT001 topical after single administration compared to placebo with a follow-up for safety.

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

European Union Agency Interactions. We requested scientific guidance from the European Medicines Agency, or EMA, on the development of RT001 topical for the treatment of crow’s feet and the proposed Phase 3 program in March 2012. The EMA scientific guidance for the crow’s feet Phase 3 program was completed following a meeting with the EMA in August 2012. The EMA provided comments on Quality, Nonclinical and Clinical programs. Overall, the EMA agreed with the proposed programs and provided details and suggestions to be considered for our marketing application. We have taken the EMA comments into consideration in the Phase 3 program and will provide data to support the various requests in the marketing application.

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

RT001 Topical Safety

Clinical Program. Subjects have received doses of RT001 topical containing 1.1 to 25 ng/mL of botulinum toxin per subject and peptide exposures up to 23 mcg/mL per subject for the treatment of crow's feet. Repeat doses of RT001 topical have been administered in the Phase 2 trials and the Phase 1 trial with cumulative exposures up to 50 ng/mL per subject. In all concentrations of peptide and botulinum toxin studied, RT001 topical appeared to be well-tolerated with no serious adverse events related to study drug or study treatment procedures or safety concerns. In particular, there were no systemic or local safety concerns at the site of application or evidence of spread and no significant differences in the incidence of treatment-related adverse events.

Nonclinical Program. In accordance with international guidelines and in consultation with the FDA, we have also conducted a broad nonclinical development program for RT001 topical. The program included preclinical efficacy, safety bioavailability and single and repeat dose toxicity studies of RT001 topical, including chronic studies of up to nine months duration. Genotoxicity, local tolerance and formulation bridging studies were also conducted, along with reproductive toxicity testing. Together, these studies supported the clinical development and anticipated future safety labeling of RT001 topical for the treatment of crow’s feet.

Hyperhidrosis

We are also developing RT001 topical for therapeutic applications where botulinum toxin is particularly well suited for needle-free treatments. According to published medical articles, hyperhidrosis affects approximately nine million people in the United States (or 2.8% of the current population), with approximately half experiencing axillary hyperhidrosis, or underarm excessive sweating. Prevalence in the United States is slightly higher among men than women, but women are more likely to take action to have the condition treated. In 2014, the International Hyperhidrosis Society or IHHS fielded a survey among its email subscribers. While it is recognized that consumers who regularly read newsletters from the IHHS are likely to be more severe sufferers and those who are more likely to treat their disease, this survey does provide up to date information on this population. Additionally, we believe that these consumers may likely be early adopters of new treatments. In this population, hyperhidrosis is a multi-focal disease where the majority of people (81%) suffer in more than one focal area in addition to their underarms, most commonly the hands and feet. Among this group of consumers, 90% have sought assistance from a medical professional (compared to 38% cited in medical literature that describes the general population of hyperhidrosis sufferers). Of the 90% who seek medical assistance, 79% receive a diagnosis of hyperhidrosis, and of those, 87% seek some type of treatment. The most commonly used treatments and percentage of respondents that use each are:

•	Over-the-counter antiperspirants (78%)

•	Prescription antiperspirants (77%)

•	Oral medication (53%)

•	Botulinum Toxin Injections (41%)

•	Iontophoresis, or the use of electrical current on skin (38%)

•	Surgery (13%)

•	Other (10%)

Most of these treatments have low levels of satisfaction. Specifically, OTC antiperspirants, prescription antiperspirants and oral medications have satisfaction rates of 5%, 11% and 26% respectively. Only botulinum toxin injections have a higher satisfaction rate versus dissatisfaction (53% versus 35%). Allergan’s Botox® was approved in 2004 for axillary hyperhidrosis and remains the only botulinum toxin approved for the treatment of hyperhidrosis. However, the treatment requires up to 30 injections in the underarms. Additionally, in qualitative research consumers who have tried botulinum toxin say that often the injections will “stop working” or cause compensatory sweating in other focal areas.

Severe primary axillary hyperhidrosis affects approximately 1.5 million individuals in the United States and similar proportions globally. This condition has a negative impact on the overall quality of life of patients due to the debilitating psychosocial and emotional consequences of excessive sweating as well as significant medical dermatologic impact. Despite this dramatic impact on quality of life there is a large unmet need for effective treatment given the low levels of treatment satisfaction. In fact, even among the most involved consumers survey by the IHHS almost 40% of them either don’t treat or had stopped treating their disease and were coping with lifestyle adjustments (e.g. clothing choices, limited physical activity and avoiding social contact).

Injected delivery of botulinum toxin has been validated as a therapeutically effective pharmaceutical agent for the treatment of hyperhidrosis. However, the injected treatment has not been widely embraced by hyperhidrosis patients because of significant pain and trauma associated with the large number of required injections.

Having a topical solution could encourage more patients to seek treatment without having to suffer the pain of numerous injections. Additionally, a topical solution may more readily lend itself to treatment of other focal areas such as the palms or feet. From the physicians’ standpoint, injections are very time-consuming and reimbursement for the procedure is low. RT001 topical could significantly decrease the physician time and effort necessary for the procedure and potentially make the procedure more profitable for a physician’s practice.

We also believe that the appeal of RT001 topical may go beyond the sufferers of hyperhidrosis and appeal to the one-third of all U.S. adults who simply believe they have too much underarm sweat. According to a 2008 survey by the International Hyperhidrosis Society, 60% of all U.S. adults reported that they would be “embarrassed” or “very embarrassed” by visible underarm sweat stains, and 70% of those U.S. adults who believe they have too much underarm sweat took steps to hide their condition.

Development of RT001 Topical for Treatment of Hyperhidrosis

Data from our initial Phase 2 dose escalation hyperhidrosis clinical trial suggest the feasibility of treating primary axillary hyperhidrosis with RT001 topical. As the dose of RT001 topical increased, patients showed reduced sweating and improvement in their self-assessed sweating severity. To test for sweat production, the skin was first treated with iodine solution that is allowed to dry, and then followed by dusting of corn starch and sweat assessment period of ten minutes. The occurrence of sweat causes the starch and iodine to dissolve permitting their reaction to form the dark staining pattern observed. Reduction in the dark staining intensity signals a reduction in sweat.

This initial Phase 2 clinical trial was a double-blind, randomized, placebo-controlled multi-center study evaluating the safety, tolerability and efficacy of using RT001 topical to treat primary axillary hyperhidrosis in adults. This clinical trial was designed to enroll 36 subjects, with twelve subjects in each dosing group, or cohort. The safety of each cohort was evaluated by an independent data safety committee prior to escalating the dose to the next level. Subjects were randomized to receive a single treatment of RT001 topical or placebo in each cohort. After receiving the treatment, the patients were followed for 28 days in the clinical trial.

In September 2015, we initiated an additional randomized, double-blinded, dose-ranging, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of a single, bilateral application of RT001 topical for the treatment of primary axillary hyperhidrosis. This trial evaluated the efficacy of two different doses of RT001 as compared to placebo. In December 2015, we reported positive interim results and, although the trial sample size was not chosen to meet statistical significance, using quantitative gravimetric measurements, the data was positive and showed that a single treatment of RT001 topical gel achieved clinically meaningful efficacy at Week 4. On the primary quantitative assessment of average reduction from baseline in gravimetrically-measured sweat production at Week 4, the results ranged from 214.2 mg to 165.7 mg (p=0.003 for the higher dose) per five minutes for RT001, compared to 66.3 mg per five minutes in patients who received placebo. These ranges corresponded to 81.1% to 79.6% change for RT001, compared to 54.6% for placebo. On the primary qualitative efficacy assessment of a 2-point or greater response from baseline using the Hyperhidrosis Disease Severity Scale, or HDSS, at Weeks 1 and 2 the results ranged from a 23.8% to 13.3 % improvement for RT001 compared to 11.8% at Week 1 and 17.6% at Week 2 for placebo. By Week 4, there was a 14.3% to 13.3% improvement for RT001, compared to a 29.4% improvement in patients who received placebo. The clinical study indicated that RT001 topical appeared to be well-tolerated with no serious adverse events related to the study drug or study treatment procedures or other safety concerns. Adverse events were generally mild, localized and transient. The most common treatment-related events reported were application site erythema (redness), folliculitis (razor bumps) and application site pain. We plan to advance RT001 topical into a larger Phase 2 study for the treatment of hyperhidrosis in 2016, which will be designed to confirm a final dose. Upon successful completion of this study, we plan to meet with the FDA to discuss moving forward into Phase 3 studies.

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

Development of RT001 Topical for Prevention of Migraine Headache

We have generated preliminary data that support the feasibility of treating chronic migraine headache with topical application of RT001 topical. In our initial Phase 2 clinical trial, RT001 topical was shown to be effective for the preventive treatment of chronic migraine headache. In this trial, RT001 topical was applied topically to five areas on the head, left on for 30 minutes and removed by a series of cleansing wipes. This trial, which used a 25 ng/mL dose, demonstrated statistically significant improvement (43.8% for RT001 topical versus 10.5% for placebo) of the composite endpoint of a Headache Impact Test-6, or HIT-6, score, number of migraines and migraine intensity.

RT001 Topical for Treatment of Other Indications

Based on the results of our future preclinical studies and clinical trials, we will determine further development of other indications for RT001 topical, such as:

Neuropsychiatric disorders:

Chronic daily headache, which is defined as an idiopathic headache occurring on more than 15 days per month for at least 3 months and a daily duration of at least 4 hours, is considered as a headache disorder that may benefit from treatment with botulinum toxin A. It is likely that those patients with chronic daily headache (with or without medication overuse) who are severely impaired (i.e., highest loss of productivity) and who are not receiving any other prophylactic treatment are the appropriate group of patients with a benefit from botulinum toxin. Since this total patient group shows a prevalence of up to 4% in population based epidemiological studies, it is warranted to further elucidate the clinical efficacy of botulinum toxin in this subgroup.

Major depressive disorder is a common and serious disease that may be resistant to routine pharmacologic and psychotherapeutic treatment approaches. Preliminary studies have shown a single treatment of botulinum toxin in the forehead region can improve symptoms of depression in patients with major depressive disorder, or MDD, as defined by DSM-IV criteria. Positive effects on mood have been observed in subjects who underwent treatment of glabellar lines with botulinum toxin and, in an open case series, depression remitted or improved after such treatment.
Neuropathic pain is a condition that may arise as a result of a lesion or disease affecting the nervous system and, as a collection of syndromes, is often chronic in nature causing significant negative impact to quality of life. Existing treatments include antidepressants, serotonin inhibitors and calcium channel agonists, each of which require daily dosing and are often accompanied by side effects and modest efficacy. More recently, injected botulinum toxin has been shown to address many forms of neuropathic pain and provide extended relief, of approximately three months, in line with the known duration profile for botulinum toxin treatment of other targets. RT001 topical represents an appealing alternative with its topical delivery, allowing relatively large areas to be treated without injection pain while maintaining the potential benefit of extended duration from a single treatment of botulinum toxin. RT001 topical is currently in preclinical development for neuropathic pain.

Chronic inflammatory diseases:
Psoriasis is a chronic skin condition that affects an estimated 125 million people worldwide, 2 to 3 percent of the total population, and is the most prevalent autoimmune disease according to the World Psoriasis Day consortium. Animal-model studies have shown the potential role of botulinum toxin in inflammatory skin conditions, specifically demonstrating that botulinum toxin injections improved the clinical appearance of psoriasis.
Eczema is another chronic inflammatory skin condition marked by dry, itchy skin. Atopic dermatitis - the most common form of eczema - affects millions of people, including an estimated six to 10 percent of children. Early research suggests that there could be a role for botulinum toxin in combating itch by better understanding the interaction of the vascular system in inflammatory skin conditions. While there are available therapies to treat eczema and psoriasis, not all therapies are equally effective.
In inflammatory conditions such as these, a topical botulinum toxin could potentially provide a viable treatment alternative to the current standard treatment, topical steroids, which have side effects, such as rosacea, perioral dermatitis, and acne.
Rheumatic conditions: In rheumatology, botulinum toxin may be able to help treat painful blood vessel conditions, such as Raynaud’s disease and Scleroderma. In initial studies, botulinum toxin injections have shown overall improvement in patient pain as well as a reduction in soft tissue ulceration.

Our Technology
Our Proprietary TransMTS® Technology Platform
Our TransMTS® peptide technology serves different purposes depending on whether it is used in a topical formulation, such as in RT001 topical, or in an injectable formulation, such as in RT002 injectable. In a topical formulation, the TransMTS® peptide technology enables transmembrane delivery of large macromolecules, such as our botulinum toxin type A, to the targeted tissue and eliminates the need for injections or other invasive procedures. In an injectable formulation, the TransMTS® peptide technology may restrict the active macromolecule to the target site and reduce unwanted spread to other neighboring tissues.
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
Our Proprietary Botulinum Toxin-Peptide Complex
Our proprietary botulinum toxin-peptide complex has two components that contribute to the performance of RT001 and RT002. First, our TransMTS® peptide provides the delivery across the skin and restricts the toxin molecule to the target site. Second, the botulinum toxin type A provides the mechanism of pharmacologic action and is responsible for the drug effects demonstrated in our clinical trials.
RT002 Injectable Delivery of Botulinum Toxin
RT002 injectable utilizes our proprietary botulinum toxin-peptide complex in a saline-based formulation. In RT002 injectable, the peptide interacts with both extracellular structures and cell surface receptors in the targeted muscle. This interaction restricts the toxin molecule to the target site and potentially reduces unwanted spread to other neighboring muscles. We believe that by limiting the spread of RT002 injectable to neighboring muscles, RT002 injectable is likely to be tolerated at higher doses than Botox® Cosmetic. Additionally, at doses where the spread of BOTOX® Cosmetic and RT002 injectable were compared, RT002 injectable appeared to be more targeted with longer duration in our preclinical studies. Nonclinical and clinical data taken together suggest that RT002 injectable may provide longer duration of effect at the target muscle and reduce spread to untargeted muscles.
RT001 Topical Botulinum Toxin-Peptide Complex
In RT001 topical, our proprietary peptide carries and releases botulinum toxin to a defined depth of penetration targeting the mid-dermis, which is an appropriate depth of skin penetration for the treatment of crow’s feet, hyperhidrosis, migraine headache, pain syndromes and other conditions.
Our nonclinical and clinical data show that the absorption enhancer peptide is necessary for the botulinum toxin to cross the skin and have pharmacologic effect. Our data also show that the peptide alone does not have pharmacologic action and that the botulinum toxin molecule without the peptide cannot cross the skin to achieve its effect.

RT001 topical is applied to the skin as a clear gel. The gel is temperature-triggered so that it is liquid at ambient temperature and forms a gel as it warms upon contact with the skin. RT001 topical quickly reaches a viscosity sufficient to remain in place in the defined treatment area
RT001 Topical Delivery of Botulinum Toxin
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
The second pathway is energy dependent and can only occur across living cells. It is an active process where transcytosis, the process by which molecules are transported across the interior of a cell, takes the molecule from one side of the cell to another. The peptide triggers the cell to fold around the peptide, carrying the target molecule with it. This pathway releases RT001 topical on either side of the cell. When returned to the original side, no net change occurs; but when returned to the opposite side, the contents have crossed the cell. The result is a net flow of RT001 topical from high to low concentration across the cells.
Administration of RT001 Topical on the Skin
The proprietary applicator for delivering RT001 topical to multiple locations was developed to provide for simple storage, reconstitution and ease of applying RT001 topical to the skin with minimal training.
Botulinum toxin is not stable in liquid form. It must be lyophilized, or freeze-dried, for refrigerated storage and distribution. Injectable botulinum toxin products are distributed as lyophilized powders in sealed vials. Before they can be injected into a patient, the products must be reconstituted by a trained healthcare provider by drawing a precisely measured volume of saline solution into a syringe through a needle, and then transferring it into the botulinum toxin vial through the needle.
We designed our proprietary applicator in collaboration with Duoject, a supplier of medical devices and provider of design and development services, with over 25 years of developing medical devices for drug reconstitution and delivery. The design of our applicator has several features focused on safety and ease-of-use, and is covered by pending patents.
We plan to supply RT001 topical in a single-use administration applicator containing a vial of our lyophilized drug product and a vial of diluent for reconstitution. The vial of drug product is protected within our device to reduce potential for misuse as an injectable, and to eliminate the potential for needle stick injuries as could occur when reconstituting currently available injectable botulinum toxin products. The pre-filled amounts of drug product and diluent ensure accurate preparation of the intended concentration and dosage for treatment.
Once reconstituted, our device allows for storage of the dose within our device for up to eight hours, and then provides a means to easily administer the dose of RT001 topical. RT001 topical is spread over the treatment area with a gloved finger, where it remains in place for 30 minutes and is then removed by a series of gentle cleansing wipes, deactivated and disposed. The entire application process is a simple procedure which requires minimal time to prepare and apply by physician or medical staff.
The Botulinum Toxin Market
Botulinum toxin is a protein and neurotoxin produced by Clostridium botulinum. Since 1989 botulinum toxin in an injectable dose form has been used to treat a variety of aesthetic and therapeutic indications in the United States. Botulinum toxin has been approved for a variety of therapeutic indications including cervical dystonia, upper limb spasticity, blepharospasm, strabismus associated with neurological movement disorders, hyperhidrosis, migraine headache, overactive bladder conditions and, most recently, lower limb spasticity. In the United States, botulinum toxin has been approved to treat two aesthetic indications, glabellar lines and lateral canthal lines, although we believe that botulinum toxin is widely used for other aesthetic indications. Only three products, Allergan’s Botox® Cosmetic, Ipsen and Galderma’s Dysport®, and Merz’s

Xeomin®, each of which is delivered in an injectable form, have been approved for the treatment of glabellar lines in the United States.
According to UBS, the global market for botulinum toxin was estimated to be $3.4 billion in 2014 and has an estimated compound growth rate of 8.8% from 2015 to 2020, reaching $5.3 billion by the end of this decade. The market is split into aesthetic ($1.4 billion in 2015) and therapeutic indications ($2.0 billion in 2015). We expect continued growth of the botulinum toxin market to be driven by new indications and product launches in new geographies. According to the National Library of Medicine, there are over 200 active clinical trials for a wide range of uses of botulinum toxin, with more than one-fifth of these identified as being in Phase 3 clinical development. While we are unaware of any clinical trials for potentially competitive topical products that may reach the market before RT001 topical, it is possible that clinical trials for such potentially competitive topical products have occurred or are occurring.
The Opportunity for Botulinum Toxins for Aesthetic Indications
Today’s culture places significant value on physical appearance, leading to widespread adoption of anti-aging and aesthetic treatments. The aesthetic market has grown dramatically in the United States, driven by a large population of consumers who are looking to delay signs of aging and improve general appearance.
Injectable botulinum toxin treatments are the single largest cosmetic procedure in the United States and the rest of the world. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, a strong consumer preference for non-surgical options and the increasing availability of effective alternatives have prompted adoption of non-surgical aesthetic procedures by a broader patient population. These trends have made non-surgical procedures the primary driver of growth in the aesthetic medicine market, accounting for 83.5% of the total number of procedures performed in 2013, according to the ASAPS annual statistics. Injectable botulinum toxin was the most frequently performed non-surgical procedure in 2013, with 3.8 million procedures in the US, a 16% increase over 2012.
Injectable botulinum toxin treatments have almost doubled in the past ten years according to ASAPS annual statistics. Global Industry Analysts, Inc., or GIA, further estimates that in 2014, clinicians spent an estimated $1.3 billion globally on injectable botulinum toxin for aesthetic procedures, and such spending is expected to grow at a compounded annual growth rate of 10% from 2013 through 2020.
The Opportunity for Botulinum Toxins for Therapeutic Indications
While currently approved botulinum toxin products may be better known for their aesthetic applications, according to GIA, the fastest-growing segment of the botulinum toxin market in the United States and Europe is actually for therapeutic indications. This growth has been driven largely by the approval of botulinum toxin products in new indications such as preventive treatment of migraine headache and upper limb spasticity in 2010, urinary incontinence in 2011, overactive bladder in 2013, and lower limb spasticity in 2016. Botulinum toxin’s ability to affect neuromuscular junctions, muscle activity or the release of neuropeptides, neurotransmitters and neuromediators in a controlled manner has enabled it to be developed and used in a wide range of therapeutic indications. Botulinum toxin products in their injectable form have been approved for multiple therapeutic indications including:

•	hyperhidrosis;

•	chronic migraine headache;

•	urinary incontinence and overactive bladder;

•	movement disorders, such as cervical dystonia and upper and lower limb spasticity; and

•	uncontrolled blinking.
In addition to these approved therapeutic indications, botulinum toxin products are being evaluated in clinical trials in multiple other therapeutic indications including acne, rosacea, skin and wound healing, scar reduction, hair loss treatments, plantar fasciitis and several muscular-skeletal conditions.
While botulinum toxin products have been very effective in the treatment of many conditions, there are limitations to the use of the currently approved products in their injectable form. For example, in the case of hyperhidrosis, injectable botulinum toxin products require up to 30 injections in the underarms, an area that is particularly sensitive to pain, and a procedure that is reimbursed to physicians at a low rate relative to the time required to perform the procedure. As a result, the use of Botox®, which is the only injectable botulinum toxin product currently approved for hyperhidrosis, has been limited. In the case of chronic migraine headache, injectable botulinum toxin products require as many as 31 injections in different parts of the head and neck. Due to the pain associated with injections and other limitations associated with injectable botulinum toxin products, we believe that there is a significant need for a painless, topically administered and effective botulinum toxin.
We also believe there is opportunity to improve injectable botulinum toxin use in neurological movement and other disorders. Muscle movement disorders are neurological conditions that affect a person’s ability to control muscle activity in one or more areas of the body. Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke, disease, or trauma. Muscle spasticity can be painful and may have a significant effect on a person’s quality of life. Some tasks, like getting dressed or bathing, become difficult, and a person’s self-esteem may be affected by their abnormal posture. Common muscle movement disorders include cervical dystonia (excessive pulling of the muscles in the neck and shoulder), and upper or lower limb spasticity (stiffness in arm or leg muscles). Botulinum toxin type A has proven safe and effective for such uses, as the most common treatment for muscle movement disorders is to relax the muscle by injecting it with botulinum toxin. However, such injections must be repeated every 3-4 months and require large doses, typically more than 200 BOTOX® units each treatment. As a result of the discomfort associated with muscle movement disorders and the associated demand for treatment that currently requires up to four visits per year, we believe that there is a significant need for a longer-lasting and more targeted injectable botulinum toxin.
Our Strategy
Our objective is to be a leading provider of botulinum toxin products across multiple aesthetic and therapeutic indications in both topical and injectable dose forms and to expand the market for botulinum toxin products. To achieve this objective, we plan to develop and commercialize two proprietary, patent-protected product candidates: RT002 injectable, our injectable botulinum toxin, and RT001 topical, our topical botulinum toxin.
Key elements of our strategy are:

•
Advance RT002 Injectable Clinical Development. In the first half of 2016, we plan to complete the BELMONT Phase 2 active comparator against the market leader, BOTOX® Cosmetic, for the treatment of glabellar lines and have an End of Phase 2 meeting with the FDA. Following the End of Phase 2 meeting with the FDA, we plan to initiate a Phase 3 program in the second half of 2016. In muscle movement disorders, we plan to continue our Phase 2 trial for the treatment of cervical dystonia.

•
Complete Development And Seek Regulatory Approval for RT001 Topical. We are in the advanced stages of our development process of RT001 topical for the treatment of crow's feet. We expect to report results from the first of two U.S. Phase 3 pivotal clinical trials in the first half of 2016 and plan to initiate additional Phase 3 pivotal clinical trials in the United States and Europe subsequently. We expect to file for regulatory approvals for the treatment of crow's feet in the United States and Europe. We chose to focus on these markets not only because of their size and growth potential but also because, in the United States and Europe, the market can be easily accessed by a specialty sales force.

•
Advance Future Therapeutic Indication for RT001 Topical. We expect to initiate a second Phase 2 clinical study using RT001 topical for the treatment of axillary hyperhidrosis in the second half of 2016. In the future, we expect to continue developing RT001 topical for therapeutic indications where injection-based botulinum toxin dose forms are poorly tolerated, or have higher risk of adverse events. We believe that the commercial potential of RT001 topical in therapeutic indications could be substantial given the number of indications that we could pursue and the significant advantages of a painless, topical approach.

•
Build Our Own Sales And Marketing Capabilities To Commercialize RT001 Topical and RT002 Injectable in North America. If RT001 topical is approved for the treatment of crow's feet or RT002 injectable is approved for the treatment of glabellar lines by the FDA, we intend to build our own sales force and commercial organization to launch in North America. Specifically, we plan to build a specialty sales force to target key physicians who perform the majority of aesthetic procedures, including dermatologists, plastic surgeons, facial plastic surgeons, and oculo-plastic surgeons.

•
Expand The Global Market For Botulinum Toxin Products. We believe RT001 topical can expand the overall botulinum toxin market beyond the current patient base by bringing in new patients who would prefer a needle-free approach to treatment and a more tolerable procedure. RT001 topical's profile may also make it preferable for aesthetic indications where the risk of toxin spreading to adjacent muscles can cause undesired outcomes such as bruising, droopy eye and unwanted frozen face. We believe RT002 injectable also has the ability to expand the botulinum toxin market by appealing to patients who seek a longer lasting effect.

•
Establish Selective Strategic Partnerships To Maximize The Commercial Potential Of Our Product Candidates and TransMTS® Delivery Technology Platform. Outside of North America, we plan to evaluate whether to commercialize our product candidates on our own or in collaboration with potential partners and distributors. Specifically, assuming regulatory approval of RT001 topical and RT002 injectable outside of the United States, we will evaluate whether to build in-house commercial capabilities in one or more foreign countries or to seek commercialization partners to maximize the profitability of RT001 topical and RT002 injectable. Additionally, the TransMTS® peptide delivery technology platform can be used for molecules other than botulinum toxin. We plan on opportunistically partnering or licensing the technology to develop this capability.

•
Maximize The Value Of Our Botulinum Toxin Cell Line And Manufacturing Assets. We have developed an integrated manufacturing, analytics, research and development facility that is capable of producing proprietary forms of botulinum toxin combined with TransMTS® peptide for Revance and any future partners.

Manufacturing and Operations
We have established capabilities for the production of botulinum toxin type A, including bulk drug substance and both topical and injectable finished drug product. Botulinum toxin is regulated as a Select Agent under authority of the Centers for Disease Control and Detection, or CDC, and as such requires that we perform our operations in compliance with CDC regulations. We are in good standing under our Select Agent license with the CDC. We have assembled a team of experienced individuals in the technical disciplines of chemistry, biology and engineering and have appropriately equipped laboratory space to support ongoing research and development efforts in our botulinum toxin product development platform. We have the ability to manufacture our own botulinum toxin to support our clinical trial programs and eventually, our commercial production. We believe that having direct control over our manufacturing processes will enable us to develop additional pharmaceutical product configurations effectively and with a competitive cost structure.
We manufacture and perform testing for both bulk drug substance and finished dosage forms of drug product to support our RT001 topical and our RT002 injectable product candidates. The additional components required for our RT001 topical dose form, the peptide, diluent and delivery applicator, are all manufactured by third parties under contract with us. See the section entitled “Outsourced Components” below for additional information.
Drug Substance
The manufacture of the drug substance for RT001 topical and RT002 injectable is based on microbial fermentation followed by product recovery and purification steps. The process is entirely free of animal and human-derived materials and depends on standard raw materials available commercially. The process is already scaled to support all future commercial demands. Bulk drug substance is stable when stored for extended periods, which allows us to establish reserves of drug substance and allows periodic drug substance production to replenish inventories as needed.
Drug Product
Manufacture of topical and injectable dose forms to support RT001 topical and RT002 injectable is currently performed at our pilot fill-finish facility and third-party manufacturer. The manufacturing process consists of bulk compounding, liquid fill and freeze-drying to support acceptable shelf-life duration. We have constructed a larger capacity fill-finish line dedicated to RT001 topical that we plan to validate to support our regulatory license applications and future commercial demand. RT001 topical botulinum toxin and diluent has shown stability to date to support commercial launch. We plan to perform further scale-up of RT002 injectable drug product manufacturing to meet anticipated commercial demand.
Outsourced Components
We contract with third parties for the manufacture of the additional components required for RT001 topical dose form, which includes the manufacture of bulk peptide through American Peptide Company, Inc., or American Peptide, diluent through Hospira Worldwide, Inc., or Hospira, and our delivery applicator through Duoject. American Peptide, Hospira, and Duoject have been or were recently acquired by Bachem, Pfizer, Inc., and Novocol Healthcare, Inc., respectively.
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
Our agreement with Duoject includes development work and manufacture and supply services. This agreement also includes a royalty of less than one percent of future sales of products which include the delivery applicator, in the event we do not use Duoject to manufacture the delivery applicator. Our agreement with Duoject will remain in effect until the later of April 30, 2020 or the expiration of the last patent issued to us for the delivery applicator and may be terminated earlier because of a material breach by either party.
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
Competition
We expect to enter highly competitive pharmaceutical and medical device markets. Successful competitors in the pharmaceutical and medical device markets have the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in the development, manufacture and marketing of healthcare products competitive with those that we are developing.
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
Upon marketing approval, the first expected use of our products will be to treat crow’s feet, glabellar lines and other indications in aesthetic medicine, followed by potential use to treat excessive sweating, cervical dystonia and other therapeutic conditions. The technologies with which we expect to compete directly are injectable and topical neuromodulators, and to a lesser extent, dermal fillers.
Injectable and Topical Neuromodulators
Our primary competitors in the pharmaceutical market are companies offering injectable dose forms of botulinum toxin, including:

•
BOTOX® and BOTOX Cosmetic®, marketed by Allergan, Inc., since its original approval by the FDA in 1989, has been approved for multiple indications, including glabellar lines, crow’s feet, hyperhidrosis, upper and lower limb spasticity, cervical dystonia, strabismus, blepharospasm, chronic migraine, incontinence, and overactive bladder. In November 2015, Pfizer Inc. and Allergan entered into a merger agreement set to close in 2016. This creates a leading global pharmaceutical company with significant research, discovery, and delivery capabilities.

•	Myobloc®, a neuromodulator currently marketed by US WorldMeds and approved by the FDA in 2000.

•
Dysport®, an injectable botulinum toxin for the treatment of cervical dystonia, and glabellar lines and upper limb spasticity, which is marketed by Ipsen Ltd., or Ipsen, and Galderma, a Nestle company. Galderma acquired rights to market the product in the United States and Canada from Valeant Pharmaceuticals International, Inc. in 2014. Dysport® was approved by the FDA in 2009. Ipsen had previously received marketing authorization for a cosmetic indication for Dysport® in Germany in 2006 and, in 2007, Ipsen granted Galderma an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In 2008, Galderma became Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. In 2009, the health authorities of 15 European Union countries approved Dysport® for glabellar lines under the trade name Azzalure®. In 2011, Ipsen and Syntaxin engaged in a research collaboration agreement to develop native and engineered formats of botulinum toxin.

•
Xeomin®, marketed by Merz Pharma, or Merz, and approved by the FDA in 2010 for cervical dystonia and blepharospasm in adults previously treated with Botox®. In the third quarter of 2011, Xeomin® was approved by the FDA and in Korea for glabellar lines. In the fourth quarter of 2015, Xeomin® was approved by the FDA for the treatment of upper limb spasticity. Xeomin® is also currently approved for therapeutic indications in most countries in the European Union as well as Canada and certain countries in Latin America and Asia. Bocouture® (rebranded from Xeomin®), marketed by Merz and received approval for glabellar lines in Germany in 2009. In 2010, Bocouture® was approved in significant markets within the European Union. Xeomin® is also approved for glabellar lines in Argentina and Mexico.

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
Aesthetic Medicine
We anticipate that the first use of our products will be in the professional facial aesthetic medicine market, which includes neurotoxins and dermal fillers, as well as polymer-based injectables. These and other products experience indirect competition from procedures, such as laser treatments, face lifts, chemical peels, fat injections and cold therapy. In the United States, dermal filler products, including Allergan’s Juvéderm family of fillers including Juvéderm VoLUMA® XC, compete with Galderma’s products Restylane® and Perlane™. In 2010, the FDA approved Allergan’s Juvéderm® Ultra XC and Ultra Plus XC products containing lidocaine as well as new formulations of Galderma's Restylane® and Perlane™, also containing lidocaine and Restylane® without lidocaine for lips. Additional competitors in the filler category include Radiesse®, a calcium hydroxylapatite from BioForm, which was acquired by Merz in 2010, Sculptra® from Galderma, and Belotero Balance® from Merz. Internationally, competitive products include Q-Med’s range of Restylane® and Perlane™ products, as well as products from Anteis, Filoraga, Teoxane, Galderma and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.
Sales and Marketing
We currently have limited marketing capabilities and no sales organization. Assuming successful completion of clinical trials and receipt of marketing approval for RT001 topical for treatment of crow’s feet or for RT002 injectable for treatment of glabellar lines by the FDA, we plan to launch in North America with our own sales force and commercial organization. Specifically, we would access the North American market through a focused, specialized sales force that targets the core physicians (dermatologists, plastic surgeons, facial plastic surgeons and oculo-plastic surgeons) who perform the majority of the cosmetic procedures. Assuming approval to market in the United States, we will focus our initial marketing of RT001 topical and RT002 injectable on these core specialties.
After European approval to market, we anticipate marketing RT001 topical and RT002 injectable through either our own commercial infrastructure or a combination of our own infrastructure and that of our possible future partners. For future uses of RT001 topical and RT002 injectable outside of aesthetic medicine, we are evaluating launching on our own or through partner relationships.
Strategic Partnering
We plan to focus our efforts on developing and commercializing RT001 topical and RT002 injectable in North America. We intend to market on our own and seek collaborative relationships outside of North America to maximize the commercial potential of our product candidates and delivery technology.

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
As of February 25, 2016, we held approximately 125 issued patents and approximately 138 pending patent applications, including foreign counterparts of U.S. patents and applications. Eleven of our patents are issued in the United States, with the rest issued in Australia, Canada, China, various countries in Europe, Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Singapore and South Africa. In addition, we have pending patent applications in the United States as well as in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and Singapore. The earliest that any of our patents will expire is July 20, 2021 for U.S. Patent No. 7,807,780. Because approval for RT001 topical is still pending before the FDA, one of these patents, or a later granted Revance patent, may be eligible for a patent term extension of up to five years, provided the total period of market exclusivity based on the extended patent does not exceed 14 years. For more information, please see “Business - Government Regulation - U.S. Patent Term Restoration and Marketing Exclusivity.”
We will continue to pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.
Our registered and pending U.S. trademarks include REVANCE®, TRANSMTS®, MOTISTE, XOTIKIS and JANTYNG.
Government Regulation
Product Approval Process in the United States
In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act, or FDCA, its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates, RT001 topical and RT002 injectable, are subject to regulation by the FDA as a biologic. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the United States.
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

•	completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s current good laboratory practices, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials in the United States may begin;

•	approval by an institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

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

•	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;

•	potential review of the BLA by an external advisory committee to the FDA, whose recommendations are not binding on the FDA; and

•	FDA review and approval of the BLA prior to any commercial marketing or sale.
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

IND sponsors may dispute FDA decisions concerning clinical development. For example, we engaged in the Formal Dispute Resolution process with the FDA for the proposed indication, primary endpoint assessment and primary endpoint measurement of RT001 topical for crow’s feet. In May 2012, we received a determination that the End-of-Phase 2 had been reached for the indication of lateral canthal lines.
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
Once the FDA receives a BLA, it has 60 days to review the BLA to determine if it is substantially complete and the data are readable, before it accepts the BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has twelve months from submission in which to complete its initial review of a standard BLA and make a decision on the application, and eight months from submission for a priority BLA, and such deadline is referred to as the PDUFA date. The FDA does not always meet its PDUFA dates for either standard or priority BLAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA date.
After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategies, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval and limit commercial opportunity.

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
We currently manufacture clinical drug supplies using a combination of third-party manufacturers and our own manufacturing facility in order to support both of our product candidates and plan to do so on a commercial scale if our product candidates are approved. We contract with third-party manufacturers for certain components necessary to produce RT001 topical in clinical quantities and expect to continue to do so to support commercial scale production if RT001 topical is approved. Our future collaborators may also utilize third parties for some or all of a product we are developing with such collaborator. We and our third-party manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our biologic product candidate, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.
Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s BLA. Specifically, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator BLA holder. The BPCIA is complex and subject to interpretation as it is presently being implemented.
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
Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations
In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict certain business practices in the biotechnology industry. These laws include anti-kickback and false claims statutes. We will be subject to these laws and regulations once we begin to directly commercialize our products.
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
Environment, Health and Safety
We are voluntarily assessing and publicly reporting our greenhouse gas emissions and water usage, and have begun to take action to reduce such emissions and usage. For example we have established employee commuter programs, evaluated the energy efficiency of our buildings and installed low-flow water fixtures. Various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. For example, the California Air Resources Board is in the process of drafting regulations to meet state emissions targets. Based on current information and subject to the finalization of the proposed regulations, we believe that our primary risk related to climate change is the risk of increased energy costs. However, because we are not an energy-intensive business, we do not anticipate being subject to a cap and trade system or any other mitigation measures that would likely be material to our capital expenditures, results of operations or competitive position.

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
Research and Development
Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $47.5 million, $33.4 million, and $27.8 million during the years ended December 31, 2015, 2014, and 2013, respectively. We plan to increase our research and development expenses for the foreseeable future to initiate and complete clinical trials and other associated programs relating to RT001 topical for the treatment of crow’s feet and therapeutic indications such as hyperhidrosis, and to initiate and complete additional clinical trials and associated programs related to RT002 injectable for the treatment of glabellar lines and therapeutic indications in areas such as muscle movement disorders.
Employees
As of December 31, 2015, we had 103 full-time employees. Of these employees, 82 employees were engaged in research and development and 21 employees were engaged in finance, marketing, human resources, facilities, information technology, general management, and administrative activities. We plan to continue to expand our research and development activities. To support this growth, we will need to expand managerial, research and development, operations, commercial, finance and other functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to "emerging growth company" shall have the meaning associated with it in the JOBS Act.

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
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our topical product candidate RT001 topical and our injectable product candidate RT002 injectable.

To date, we have invested substantial efforts and financial resources in the research and development of RT001 topical, our topical formulation of botulinum toxin. We are in a Phase 3 development program for RT001 topical for the treatment of crow's feet. In October 2014, we initiated an open-label study designed to confirm successful transfer of the production of our RT001 topical drug product to our manufacturing facility. Following a comprehensive analysis of the data obtained in such study, we subsequently commenced and completed a second open-label study using RT001 topical in the first half of 2015. Following analysis of the data obtained from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 topical U.S. pivotal Phase 3 clinical trial for the treatment of crow's feet, which commenced during the third quarter of 2015. To date, we have conducted 17 clinical trials for RT001 topical, with a total of over 1,600 subjects, for the treatment of crow's feet. In September 2015, we initiated an additional randomized, double-blinded, dose-ranging, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of a single, bilateral application of RT001 topical for the treatment of primary axillary hyperhidrosis. This trial evaluated efficacy of two different doses of RT001 as compared to placebo. In December 2015, we reported positive interim results and, although the trial sample size was not chosen to meet statistical significance, using quantitative gravimetric measurements, the data was positive and showed that a single treatment of RT001 topical gel achieved clinically meaningful efficacy at Week 4. On the primary quantitative assessment of average reduction from baseline in gravimetrically-measured sweat production at Week 4, the results ranged from 214.2 mg to 165.7 mg (p=0.003 for the higher dose) per five minutes for RT001, compared to 66.3 mg per five minutes in patients who received placebo. These ranges corresponded to 81.1% to 79.6% change for RT001, compared to 54.6% for placebo. On the primary qualitative efficacy assessment of a 2-point or greater responders from baseline using the Hyperhidrosis Disease Severity Scale, or HDSS, at Weeks 1 and 2 the results ranged from a 23.8% to 13.3% improvement for RT001, compared to 11.8% at Week 1 and 17.6% at Week 2 for placebo. By Week 4, there was a 14.3% to 13.3% improvement for RT001, compared to a 29.4% improvement in patients who received placebo. The clinical study indicated that RT001 topical appeared to be well-tolerated with no serious adverse events related to the study drug or study treatment procedures or other safety concerns. We plan to advance RT001 topical into a larger Phase 2 study for the treatment of hyperhidrosis in 2016, which will be designed to confirm a final dose. Upon successful completion of this study, we plan to meet with the FDA to discuss moving forward into Phase 3 studies.

We have also invested substantial efforts and financial resources in the research and development of an injectable form of botulinum toxin, RT002 injectable. Based upon the results to date, we are further developing RT002 injectable for the treatment of glabellar lines and reported interim results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. The topline interim data from the trial showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. Final results may differ from interim results. We plan to conduct an End-of-Phase 2 meeting with the FDA in the first half of 2016. We then expect to begin Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in the second half of 2016.
We continue to explore therapeutic indications for muscle movement disorders such as cervical dystonia. In September 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 for the treatment of cervical dystonia. The Phase 2 study is evaluating the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate-to-severe isolated cervical dystonia. We completed enrollment in the first cohort and expect to release interim results in 2016.

Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT001 topical and RT002 injectable, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•
timely completion of, or need to conduct additional, clinical trials, including our clinical trials for RT001 topical, RT002 injectable and any future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the number and design of such trials and the accurate and satisfactory performance of third-party contractors;

•	our ability to demonstrate the effectiveness and duration of effect of our products on a consistent basis as compared to existing or future therapies;

•	our ability to demonstrate to the satisfaction of the FDA, the safety and efficacy of RT001 topical, RT002 injectable or any future product candidates through clinical trials;

•
whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of RT001 topical, RT002 injectable or any future product candidates;

•	the acceptance of parameters for regulatory approval, including our proposed indication, primary endpoint assessment and primary endpoint measurement relating to our lead indications of RT001 topical;

•	our success in educating physicians and patients about the benefits, administration and use of RT001 topical, RT002 injectable or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with our product candidates or future approved products;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to RT001 topical, RT002 injectable or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•
our ability to manufacture clinical trial supplies of RT001 topical, RT002 injectable or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to successfully commercialize RT001 topical, RT002 injectable or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to RT001 topical, RT002 injectable or any future product candidates;

•	our ability to avoid third-party patent interference or intellectual property infringement claims;

•	acceptance of RT001 topical, RT002 injectable or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	the continued acceptable safety profile of RT001 topical, RT002 injectable or any future product candidates following approval.
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of RT001 topical, RT002 injectable or any future product candidate to continue our business.

We may be unable to obtain regulatory approval for RT001 topical, RT002 injectable or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations.
To gain approval to market a biologic product such as RT001 topical and RT002 injectable, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, purity and potency of the product for the intended indication applied for in a Biologics License Application, or BLA, or other respective regulatory filings. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In particular, we have conducted two Phase 2b controlled clinical trials of RT001 topical, in which RT001 topical met the primary efficacy and all secondary endpoints. We have also conducted one open-label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 topical appear to be safe and well-tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 topical group. In October 2014, we conducted an open-label clinical trial of our RT001 topical drug product. The safety analysis from the 43 subjects enrolled in the open-label trial indicated that RT001 topical appeared to be well-tolerated. The efficacy analysis showed clinically meaningful efficacy measured by the one-point investigator’s global assessment, or IGA, and the one-point patient severity assessment, or PSA, as well as in the aggregate for the composite one-point assessment. The two-point response rates for the individual IGA and composite IGA and PSA assessments, however, did not meet the endpoints for the subjects enrolled in the trial. Following a comprehensive analysis of the data obtained in this trial, we determined that the preliminary composite results were not adequate to move forward with our Phase 3 pivotal trial at such time.
In the first half of 2015, we then commenced and completed an additional open-label clinical trial using RT001 topical. We designed this study to evaluate the attributes of different RT001 topical drug products aimed at improving the interaction between our peptide and toxin. The safety analysis from the 69 subjects enrolled in this study indicated that RT001 topical appeared to be well-tolerated. The efficacy analysis for two of the RT001 topical drug products evaluated in this open-label trial showed clinically meaningful efficacy measured by the one-point IGA and the one-point PSA as well as in the aggregate for the composite one-point assessment. In the same two RT001 topical drug products evaluated, we observed some two-point composite response but given the small number of subjects enrolled in this trial, the patient response and other results observed are not necessarily predictive of future clinical trial results. Following analysis of the data available from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 topical U.S. Phase 3 clinical trial for the treatment of crow's feet using a drug product that incorporates attributes of the drug products evaluated in the 2015 open-label trial.
If this RT001 topical drug product, Phase 3 clinical trial or any of our clinical trials do not demonstrate the safety and efficacy to our satisfaction, or to the satisfaction of the FDA, we may be required to conduct additional clinical trials and the timing and our ability to obtain regulatory approval for RT001 topical could be materially and adversely affected.
RT001 topical is currently in Phase 3 development and RT002 injectable is in Phase 2 development. Our business currently depends substantially on their successful development, regulatory approval and commercialization. We currently have no drug or biologic products approved for sale, and we may never obtain regulatory approval to commercialize RT001 topical or RT002 injectable. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market RT001 topical or RT002 injectable in the United States until we receive approval of a BLA from the FDA. We are also not permitted to market RT001 topical or RT002 injectable in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.
The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates, including RT001 topical and RT002 injectable, for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that RT001 topical, RT002 injectable or any future product candidates are safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate that clinical and other benefits of RT001 topical, RT002 injectable or any future product candidates outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of RT001 topical, RT002 injectable or any future product candidates;

•
the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. We are not conducting and do not plan to conduct our U.S. Phase 3 clinical trials for RT001 topical under a Special Protocol Assessment, or SPA. In the absence of an agreed SPA, there can be no assurance that the FDA will agree with the protocols used in REALISE 1, our Phase 3 pivotal clinical trial protocol, or our planned additional Phase 3 pivotal clinical trial in the United States and subsequent European Phase 3 pivotal clinical trial.
Further, after our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process to obtain confirmation from the FDA that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for continued clinical trials. At the end of this process, the FDA indicated that the final product indication would depend on the patient populations studied, the data collected, and the interpretation of the data during the BLA review process. The FDA also indicated its expectation for demonstration of the paralytic mechanism of action in RT001 topical to be assessed at maximum contraction, or "at smile," to inform its analysis of the risks and benefits of RT001 topical. Our clinical development program for RT001 topical measures effect "at smile" as an additional assessment endpoint to demonstrate botulinum toxin's effect on the relaxation of muscle at maximum contraction. However, age-related crow's feet of the upper face are the lines visible "at rest," and the primary endpoint of our clinical development program measures the efficacy of RT001 topical by a composite of physician and patient assessments "at rest."
In August 2014, the FDA issued a Draft Guidance prepared by the Division of Dermatology and Dental Products entitled "Upper Facial Lines: Developing Botulinum Toxin Drug Products." The Draft Guidance, among other things, recommends assessing the primary endpoint measurement for efficacy at maximum contraction, recommends defining treatment success as a score of 0 or 1 and at least a two grade reduction on both investigator and subject assessments, and recommends that review of photographs at maximum contraction by a masked independent committee be a required secondary efficacy measurement. We responded to the FDA's request for public comment on the non-binding Draft Guidance on October 30, 2014 and our response was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 4, 2014. We do not know when the guidance will be finalized, if at all, or the recommendations that will be contained therein. Even if final guidance is issued by the FDA, industry may pursue approval using an alternative approach if the approach satisfies the requirements of the applicable statutes and regulations. After consultation with our regulatory consultants, and based on the outcome of our Formal Dispute Resolution and related written confirmation from the FDA that we could proceed with Phase 3 development, we plan to complete our RT001 topical clinical trials using our current primary endpoint assessment by a composite of investigator and patient assessments "at rest," supplemented by an additional assessment "at smile" to demonstrate the paralytic mechanism of action in RT001 topical is a botulinum toxin effect.
While the FDA provided written confirmation that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for Phase 3 clinical trials, the FDA has not confirmed that our proposed indication, primary endpoint assessment and primary endpoint measurement are acceptable for regulatory approval. Further, while we did obtain written confirmation with respect to these aspects of our Phase 3 clinical trial designs, there is no assurance that the FDA will approve our BLA for RT001 topical, will agree that the benefits of RT001 topical outweigh its risks or will not raise new concerns regarding our clinical trial designs.
Even if we eventually complete clinical testing and receive approval of any regulatory filing for RT001 topical, RT002 injectable or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or the applicable foreign regulatory agency also may approve RT001 topical, RT002 injectable or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates and RT001 topical, in particular, would delay or prevent commercialization of RT001 topical and would materially adversely impact our business, results of operations and prospects.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates RT001 topical and RT002 injectable. In particular, our U.S. clinical programs for RT001 topical and RT002 injectable will require substantial additional funds to complete. We have recorded net losses of $73.5 million, $62.9 million, and $52.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, had an accumulated deficit as of December 31, 2015 of $332.3 million and had a working capital surplus of $241.9 million as of December 31, 2015, primarily as a result of our IPO, June 2014 and November 2015 follow-on public offerings, and At-The-Market, or ATM offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of December 31, 2015, we had capital resources consisting of cash, cash equivalents, and investments of $254.1 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million in our IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. In the third quarter of 2015, we sold 352,544 shares of our common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions, and other offering expenses. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001 topical, RT002 injectable and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001 topical, RT002 injectable and any future product candidates.
We believe that our existing cash, cash equivalents, and investments including the net proceeds from our IPO, follow-on public offerings, and ATM offering will allow us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT001 topical and RT002 injectable;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT001 topical, RT002 injectable or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT001 topical, RT002 injectable or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT001 topical, RT002 injectable or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT001 topical, RT002 injectable or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials, research, development, manufacturing, sales, marketing or other commercial activities for RT001 topical, RT002 injectable or any future product candidate.
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
The commercial success of RT001 topical, RT002 injectable and any future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of RT001 topical, RT002 injectable and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing therapies;

•	physician willingness to adopt a new therapy to treat crow’s feet, hyperhidrosis, glabellar lines, cervical dystonia or other aesthetic or therapeutic indications;

•	overcoming any biases physicians or patients may have toward injectable procedures for the treatment of crow’s feet, hyperhidrosis or other indications;

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of crow’s feet, hyperhidrosis, glabellar lines, cervical dystonia or other aesthetic or therapeutic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
If RT001 topical, RT002 injectable or any future product candidates are approved for use but fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected.
Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
We expect to enter highly competitive pharmaceutical and medical device markets. Successful competitors in the pharmaceutical and medical device markets have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in the development, patenting, manufacture and marketing of healthcare products competitive with those that we are developing. Many of these potential competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.

Upon marketing approval, the first expected use of our products will be in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. This market is also characterized by competitors obtaining patents to protect what they consider to be their intellectual property. We plan to seek regulatory approval of RT001 topical for the treatment of crow’s feet and RT002 injectable for the treatment of glabellar lines.
We anticipate that RT001 topical, if approved for the treatment of crow's feet, will face significant competition from other facial aesthetic products, including injectable botulinum toxins and dermal fillers. If approved, RT001 topical may also compete with unapproved and off-label treatments. We anticipate that RT002 injectable, if approved, will also face significant competition from existing injectable botulinum toxins and dermal fillers, as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for both RT001 topical and RT002 injectable from biosimilar products and products based upon botulinum toxin. To compete successfully in the aesthetic market, we will have to demonstrate that the reduction of crow’s feet with RT001 topical or the treatment of glabellar lines with RT002 injectable is a worthwhile aesthetic treatment and has advantages over existing therapies. Competing in the aesthetic market could result in price-cutting, reduced profit margins and limited market share, any of which would harm our business, financial condition and results of operations.
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
We currently make our RT001 topical clinical drug product exclusively in one manufacturing facility and our RT002 injectable clinical drug product in the same and one other external facility. We plan to utilize certain of these facilities in the future to support commercial production if our product candidates are approved. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.
We currently manufacture our own clinical drug product to support RT001 topical exclusively in a single facility and plan to utilize this facility in the future to support commercial production if RT001 topical is approved. The drug product to support RT002 injectable clinical trials is manufactured in the same facility, as well as in an external manufacturing facility. We expect that additional manufacturing capacity would need to be established in the future to support commercial production of RT002 injectable if this product candidate is approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
We have constructed, and are continuing to invest capital to validate a larger capacity fill-finish line dedicated to the manufacture of our product candidate RT001 topical and to support our regulatory license applications. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill-finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. During the years ended December 31, 2015, 2014, and 2013, we did not record any impairment losses.
We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 topical or RT002 injectable. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $73.5 million, $62.9 million, and $52.4 million for the years ended December 31, 2015, 2014, and 2013 , respectively, had an accumulated deficit through December 31, 2015 of $332.3 million and had a working capital surplus of $241.9 million as of December 31, 2015, primarily as a result of our IPO, June 2014 and November 2015 follow-on public offerings, and ATM offering. In February 2014, we closed our IPO. The net proceeds from the sale of the shares in our IPO and our June 2014 follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offering were approximately $98.6 million and $131.3 million, respectively. In November 2015, the Company also completed a public offering for net proceeds of $126.2 million. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT001 topical and RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months.
We expect to continue to incur losses for the foreseeable future, and we anticipate that these losses will increase as we continue our development of, and seek regulatory approvals for, RT001 topical and RT002 injectable, and begin to commercialize RT001 topical and RT002 injectable. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
Even if RT001 topical, RT002 injectable or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.
Even if we obtain FDA or other regulatory approvals, RT001 topical, RT002 injectable or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.
The degree and rate of market acceptance of RT001 topical, RT002 injectable or any future product candidates for which we receive approval depends on a number of factors, including:

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

•
the willingness of patients to pay for RT001 topical, RT002 injectable and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;

•	the willingness of third-party payors to reimburse physicians for RT001 topical, RT002 injectable and any future products we may commercialize;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.

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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Furthermore, final results may differ from interim results. For example, any positive results generated to date in clinical trials for RT001 topical or RT002 injectable do not ensure that later clinical trials, including our RT001 topical Phase 3 clinical trials for the treatment of crow’s feet or any RT002 injectable clinical trials for the treatment of glabellar lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety profile and efficacy despite having progressed through preclinical studies and initial clinical trials. In particular, we have conducted two Phase 2b controlled clinical trials of RT001 topical, in which RT001 topical met the primary efficacy and all secondary endpoints. We have also conducted one open-label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 topical appear to be safe and well-tolerated, even at an accelerated frequency. However, we have conducted one Phase 3 clinical efficacy trial using a modified diluent formulation, the results of which were inconsistent with our previous Phase 2b clinical trials and which did not show improvement from baseline in either the placebo or RT001 topical group. In October 2014, we conducted an open-label clinical trial of our RT001 topical drug product. The safety analysis from the 43 subjects enrolled in the open-label trial indicated that RT001 topical appeared to be well-tolerated. The efficacy analysis showed clinically meaningful efficacy measured by the one-point investigator’s global assessment, or IGA, and the one-point patient severity assessment, or PSA, as well as in the aggregate for the composite one-point assessment. The two-point response rates for the individual IGA and composite IGA and PSA assessments, however, did not meet the endpoints for the subjects enrolled in the trial. Following a comprehensive analysis of the data obtained in this trial, we determined that the preliminary composite results were not adequate to move forward with our Phase 3 pivotal trial at such time.
In the first half of 2015, we then commenced and completed an additional open-label clinical trial using RT001 topical. We designed this study to evaluate the attributes of different RT001 topical drug products aimed at improving the interaction between our peptide and toxin. The safety analysis from the 69 subjects enrolled in this study indicated that RT001 topical appeared to be well-tolerated. The efficacy analysis for two of the RT001 topical drug products evaluated in this open-label trial showed clinically meaningful efficacy measured by the one-point IGA and the one-point PSA as well as in the aggregate for the composite one-point assessment. In the same two RT001 topical drug products evaluated, we observed some two-point composite response but given the small number of subjects enrolled in this trial, the patient response and other results observed are not necessarily predictive of future clinical trial results. Following analysis of the data available from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 topical U.S. Phase 3 clinical trial for the treatment of crow's feet using a drug product that incorporates attributes of the drug products evaluated in the 2015 open-label trial.
A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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
We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of drug product at this facility that we use for research and development purposes and for clinical trials of our product candidates. We do not have experience in manufacturing our product candidates at commercial scale. If our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. For example, we are building a larger capacity fill-finish line dedicated to our product candidate RT001 topical and to support our regulatory license applications, if approved. In addition, we expect to further scale up our RT002 injectable drug product manufacturing. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

We currently contract with third-party manufacturers for certain components necessary to produce RT001 topical for clinical trials and expect to continue to do so to support commercial scale production if RT001 topical is approved. This increases the risk that we will not have sufficient quantities of RT001 topical or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We currently rely on third-party manufacturers for certain components necessary to produce RT001 topical for our clinical trials, including the bulk peptide, diluent and the delivery applicator and expect to continue to rely on these or other manufacturers to support our commercial requirements if RT001 topical is approved. Some of our contracts with our manufacturers contain minimum order and pricing provisions and provide for early termination based on regulatory approval milestones. Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third- party manufacturers may not be able to comply with cGMP or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of RT001 topical, RT002 injectable or any other product candidates or products that we may develop. Any failure or refusal to supply the components for RT001 topical, RT002 injectable or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
We depend on single-source suppliers for the raw materials necessary to produce our product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, would materially and adversely affect our business.

We and our manufacturers purchase the materials necessary to produce RT001 topical and RT002 injectable for our clinical trials from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through American Peptide Company, Inc., the RT001 topical diluent through Hospira Worldwide, Inc. and our RT001 topical delivery applicator through Duoject. American Peptide, Hospira, and Duoject were recently or have been acquired by Bachem, Pfizer, Inc., and Novocol Healthcare, Inc., respectively. We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe that we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of RT001 topical, RT002 injectable or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of RT001 topical, RT002 injectable or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of RT001 topical, RT002 injectable and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Furthermore, if there is a disruption to our or our third-party suppliers’ relevant operations, we will have no other means of producing RT001 topical, RT002 injectable or any future product candidates until they restore the affected facilities or we or they procure alternative facilities. Additionally, any damage to or destruction of our or our third party or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
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
We currently rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize RT001 topical, RT002 injectable or any future product candidates.
We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs and GLPs for conducting, monitoring, recording and reporting the results of clinical and preclinical trials, respectively, to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.
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

Our ability to market RT001 topical, if approved, will be limited initially to use for the treatment of crow’s feet, and if we want to expand the indications for which we may market RT001 topical or seek regulatory approval for RT002 injectable, we will need to obtain additional regulatory approvals, which may not be granted.
We plan to seek regulatory approval for RT001 topical in the United States and Europe for the treatment of crow’s feet. If RT001 topical is approved, the applicable regulatory agency will restrict our ability to market or advertise RT001 topical for other indications, which could limit physician and patient adoption. We may attempt to develop, promote and commercialize new treatment indications and protocols for RT001 topical, as well as seek regulatory approval for RT002 injectable, in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time-consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.
If RT001 topical and/or RT002 injectable is approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products, such as RT001 topical and RT002 injectable, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for RT001 topical for the treatment of crow’s feet, the first indication we are pursuing, we cannot prevent physicians from using our RT001 topical products on their patients in a manner that is inconsistent with the approved label, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.
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

Even if RT001 topical, RT002 injectable or any future product candidate is approved for commercialization, if there is not sufficient patient demand for such procedures, our financial results and future prospects will be harmed.
Treatment of crow’s feet with RT001 topical and glabellar lines with RT002 injectable, are elective procedures, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo the treatment of crow’s feet with RT001 topical, the treatment of glabellar lines with RT002 injectable or the treatment of other aesthetic indications we may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;

•	the extent to which physicians recommend RT001 topical or RT002 injectable to their patients;

•	the extent to which RT001 topical or RT002 injectable satisfies patient expectations;

•	our ability to properly train physicians in the use of RT001 topical or RT002 injectable such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of RT001 topical or RT002 injectable versus other aesthetic treatments;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and RT001 topical or RT002 injectable in particular;

•	the success of any direct-to-consumer marketing efforts we may initiate; and

•	general consumer confidence, which may be impacted by economic and political conditions.
Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient demand for RT001 topical, or for RT002 injectable or any other future product candidate, once approved.
We are subject to uncertainty relating to reimbursement policies which, if not favorable for RT001 topical, RT002 injectable or any future product candidates, could hinder or prevent their commercial success.
Our ability to commercialize RT001 topical, RT002 injectable, or any future product candidates for therapeutic indications such as hyperhidrosis or cervical dystonia will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for RT001 topical, RT002 injectable or any future product candidates, or we may be required to sell them at a discount.
We expect that private insurers will consider the efficacy, cost effectiveness and safety of RT001 topical and RT002 injectable in determining whether to approve reimbursement for RT001 topical and RT002 injectable and at what level. Obtaining these approvals can be a time-consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of RT001 topical or RT002 injectable from private insurers on a timely or satisfactory basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare program or other reimbursing bodies or payors limit the indications for which RT001 topical or RT002 injectable will be reimbursed to a smaller set than we believe they are effective in treating.
In some foreign countries, particularly Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including RT001 topical or RT002 injectable, to other available therapies. If reimbursement for our product is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize RT001 topical, RT002 injectable or any other future product candidates, if approved, or generate product revenue.
We currently have limited marketing capabilities and no sales organization. To commercialize RT001 topical, RT002 injectable or any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If RT001 topical or RT002 injectable receives regulatory approval, we expect to market RT001 topical or RT002 injectable, as applicable, through our own sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, which may be expensive and time-consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RT001 topical, RT002 injectable or any future product candidates. If we are not successful in commercializing RT001 topical, RT002 injectable or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2015, we had 103 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001 topical, RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for RT001 topical, RT002 injectable or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of RT001 topical, RT002 injectable or any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $5.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing RT001 topical or RT002 injectable, we intend to expand our insurance coverage to include the sale of RT001 topical or RT002 injectable, as applicable; however, we may be unable to obtain this liability insurance on commercially reasonable terms.
We have been, and in the future may be, subject to securities class action and shareholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.
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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop RT001 topical, RT002 injectable or any future product candidates, conduct our clinical trials and commercialize RT001 topical, RT002 injectable or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer and Chief Business Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of RT001 topical, RT002 injectable or any future products we develop.

Leadership transitions can be inherently difficult to manage. Resignations of executive officers may cause disruption in our business, strategic and employee relationships, which may significantly delay or prevent the achievement of our business objectives. Leadership changes may also increase the likelihood of turnover in other key officers and employees and may cause declines in the productivity of existing employees. The search for a replacement officer may take many months or more, further exacerbating these factors. Identifying and hiring an experienced and qualified executive officer are typically difficult. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of the company’s operations and may result in cultural differences and friction due to changes in strategy and style. During the transition periods, there may be uncertainty among investors, employees, creditors and others concerning our future direction and performance.
Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense and the turnover rate can be high due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of RT001 topical and RT002 injectable, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products to serve both the aesthetic and therapeutic markets. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. While our two product candidates, RT001 topical and RT002 injectable, are each in the clinical development stage, all of our other potential product candidates remain in the discovery or preclinical stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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
If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing RT001 topical and RT002 injectable.

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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including botulinum toxin type A, a key component of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed with the Centers for Disease Control and Prevention, or CDC and with the California Department of Health, Food and Drug Branch for use of botulinum toxin and to manufacture both the active pharmaceutical ingredient, or API, and the finished product in topical and injectable dose forms. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.
We may license or selectively pursue strategic collaborations for the development, validation and commercialization of RT001 topical, RT002 injectable and any future product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect RT001 topical for the treatment of crow’s feet or RT002 injectable for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, demand for the first indications of each of our product candidates will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT001 topical, RT002 injectable or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Risks Related to Our Intellectual Property
If our efforts to protect our intellectual property related to RT001 topical, RT002 injectable or any future product candidates are not adequate, we may not be able to compete effectively in our market.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to RT001 topical, RT002 injectable and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the United States or foreign countries. Competitors in the field of cosmetics, pharmaceuticals, and botulinum toxin have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents. Patents issued from applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the USPTO on the basis of prior art. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to RT001 topical, RT002 injectable or any future product candidates is challenged, then it could threaten our ability to commercialize RT001 topical, RT002 injectable or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market RT001 topical, RT002 injectable or any future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act signed into law on September 16, 2011. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of RT001 topical, RT002 injectable or any future product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market RT001 topical, RT002 injectable or any future product candidates in the United States until we receive approval of a BLA from the FDA. We have not submitted an application or obtained marketing approval for RT001 topical or RT002 injectable anywhere in the world. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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
Regulatory approval of a BLA or BLA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including the following:

•	a product candidate may not be deemed safe, effective, pure or potent;

•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA might not approve our third-party manufacturers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.
If RT001 topical, RT002 injectable or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for RT001 topical, RT002 injectable or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, limit or delay regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.
Once regulatory approval has been granted, RT001 topical, RT002 injectable, or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we or our collaborators receive for RT001 topical, RT002 injectable or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves RT001 topical, RT002 injectable or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with RT001 topical, RT002 injectable or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
If we fail to obtain regulatory approvals in foreign jurisdictions for RT001 topical, RT002 injectable or any future product candidates, we will be unable to market our products outside of the United States.
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

If approved, RT001 topical, RT002 injectable or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
Some participants in our clinical trials have reported adverse events after being treated with RT001 topical or RT002 injectable. If we are successful in commercializing RT001 topical, RT002 injectable, or any other products, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that RT001 topical, if approved for the treatment of crow’s feet, or RT002 injectable, if approved for the treatment of glabellar lines, will subject us to the various U.S. federal and state laws intended to prevent healthcare fraud and abuse, we may in the future become subject to such laws. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state healthcare programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal healthcare programs and substantial civil and criminal penalties.
The federal False Claims Act, or FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal healthcare program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition, and results of operations.
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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of RT001 topical, RT002 injectable or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products, as discussed in more detail in the risk factors in Part II, Item 1A of our Form 10-Q entitled "We may be unable to obtain regulatory approval for RT001 topical, RT002 injectable or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations." Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of RT001 topical, RT002 injectable or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates, including our Phase 3 clinical program for RT001 topical and our Phase 2 clinical program for RT002 injectable;

•	announcements of regulatory approval or disapproval of RT001 topical, RT002 injectable or any future product candidates;

•	FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with customers and strategic partners; and

•	other factors described in this “Risk Factors” section.
These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In addition, in the past, stockholders have initiated class actions against pharmaceutical companies, including us, following periods of volatility in their stock prices. Such litigation instituted against us could cause us to incur substantial costs and divert management’s attention and resources.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 4, 2015, we entered into the ATM agreement, with Cowen, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through our sales agent. As of December 31, 2015, common stock for aggregate gross proceeds of $39.2 million remained available to be sold under this facility, subject to certain conditions as specified in the ATM agreement.
If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.
On October 16, 2015, we filed a shelf registration statement on Form S-3, registering the resale of the 8,414,711 shares held by certain selling stockholders identified therein. The shares covered thereby may be offered from time to time by the selling stockholders. As of December 31, 2015, these selling stockholders and certain other holders are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to the Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among our company and certain stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
As of December 31, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 64.6% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
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
From time to time, we may be involved in litigation relating to claims arising out of our operations. On May 1, 2015, a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al., CIV 533635, was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against us and certain of our directors and executive officers at the time of our June 2014 follow-on public offering, and the investment banking firms that acted as the underwriters in such follow-on public offering.
In general, the complaint alleges that the defendants misrepresented the then-present status of our RT001 topical clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of RT001 topical, for the treatment of lateral canthal lines at the time of our follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased our common stock in such follow-on public offering and seeks unspecified monetary damages and other relief. On October 5, 2015, we made a motion for transfer of the action to the Superior Court for the County of Santa Clara on the basis that venue was improper in San Mateo County. Plaintiff’s counsel did not oppose the transfer motion, and the action was received by Santa Clara Superior Court on November 6, 2015 and assigned the following case number, 15-CV-287794.
We believe that the class action is without merit and intend to vigorously defend the action. Nevertheless, this litigation, as any other litigation, is subject to uncertainty and there can be no assurance that this litigation will not have a material adverse effect on our business, results of operations, financial position or cash flows.
Except as provided above, we are not currently involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been trading on The Nasdaq Global Market under the symbol “RVNC” since our IPO on February 6, 2014. Prior to this date, there was no public market for our common stock. On March 3, 2016, the closing price of our common stock as reported on the NASDAQ Global Market was $20.06 per share. The following table sets forth the high and low sales prices per share of our common stock on the NASDAQ Global Market for the quarterly periods indicated.

	High	Low
2015
First Quarter	$21.35	$14.10
Second Quarter	$35.72	$19.25
Third Quarter	$33.71	$24.82
Fourth Quarter	$42.41	$25.57

2014
First Quarter (from February 6, 2014 to March 31, 2014)	$39.86	$21.00
Second Quarter	$36.98	$25.06
Third Quarter	$34.01	$18.82
Fourth Quarter	$21.14	$14.02
Holders of Records
As of March 2, 2016, there were approximately 46 holders of record of our common stock.
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

This graph compares, for the period ended December 31, 2015, the cumulative total return on our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes $100 was invested on February 6, 2014, in our common stock, the NBI and CCMP, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	2/6/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Revance Therapeutics, Inc.	$100.00	$117.32	$126.63	$71.99	$63.09	$77.21	$119.11	$110.84	$127.23
NASDAQ Biotechnology Index	$100.00	$99.80	$108.67	$115.72	$128.67	$145.74	$156.71	$128.61	$143.81
NASDAQ Composite Index	$100.00	$103.67	$109.18	$111.62	$117.98	$122.45	$124.94	$116.08	$126.20
Recent Sales of Unregistered Securities
During 2015, we made the following sales of unregistered securities:
On December 11, 2015, Leader Equity, LLC net exercised a warrant to purchase 34,113 shares into 20,492 shares of common stock at an exercise price of $14.95.
On December 7, 2015, Hercules Technology Growth Capital, Inc. net exercised a warrant to purchase 53,511 shares into 22,765 shares of common stock at an exercise price of $22.43.
On November 19, 2015, Essex Capital Corporation net exercised a warrant to purchase 24,753 shares into 15,754 shares of common stock at an exercise price of $14.40.
On November 5, 2015, Essex Capital Corporation net exercised a warrant to purchase 24,690 shares into 9,982 shares of common stock at an exercise price of $20.25.
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

Use of Proceeds
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 6, 2014. As of December 31, 2015, we have used all of the proceeds from our IPO for working capital and general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA
The information set forth below for the five years ended December 31, 2015 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K to fully understand the factors that may affect the comparability of the information presented below.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue	$300	$383	$617	$717	$557
Total operating expenses	$72,617	$52,433	$38,842	$43,903	$28,290
Loss from operations	$(72,317)	$(52,050)	$(38,225)	$(43,186)	$(27,738)
Interest expense	$(1,190)	$(10,672)	$(15,164)	$(28,959)	$(17,790)
Net and comprehensive loss	$(73,476)	$(62,917)	$(52,448)	$(58,259)	$(44,863)
Net income (loss) attributable to common stockholders:
Basic(1)	$(73,476)	$(62,917)	$258	$(58,259)	$(44,863)
Diluted(1)	$(73,476)	$(62,917)	$1,083	$(58,259)	$(44,863)
Net income (loss) per share attributable to common stockholders:
Basic(1)	$(3.02)	$(3.24)	$1.17	$(290.48)	$(226.06)
Diluted(1)	$(3.02)	$(3.24)	$1.05	$(290.48)	$(226.06)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic(1)	24,340,466	19,391,523	220,220	200,560	198,456
Diluted(1)	24,340,466	19,391,523	1,029,150	200,560	198,456

(1)	Net income per share for all periods presented reflects the one-for-fifteen reverse stock split effected on February 3, 2014.

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$201,615	$171,032	$3,914	$4,083	$29,621
Working capital surplus (deficit)	$241,926	$162,495	$(42,747)	$(112,530)	$21,264
Total assets	$275,822	$192,469	$22,645	$13,423	$39,928
Capital lease, net of current portion	$—	$—	$—	$5	$944
Convertible notes, net of current portion	$—	$—	$—	$—	$45,062
Note payable, net of current portion	$—	$—	$2,632	$10,995	$18,430
Financing obligation, net of current portion	$5,346	$598	$—	$—	$—
Convertible preferred stock	$—	$—	$123,982	$95,433	$95,433
Accumulated deficit	$(332,273)	$(258,797)	$(195,880)	$(218,326)	$(160,067)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, combined with our patented TransMTS® peptide delivery system, to address unmet needs in large and growing neurotoxin markets. Our proprietary TransMTS technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical, and DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable. We are pursuing clinical development for RT001 topical and RT002 injectable in a broad spectrum of aesthetic and therapeutic indications. Neither formulation of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights for all indications of RT001 topical, RT002 injectable, and our TransMTS technology platform.
RT001 topical has the potential to be the first commercially available non-injectable formulation of botulinum toxin type A. We are studying RT001 topical for aesthetic indications, such as crow's feet, and therapeutic indications, such as axillary hyperhidrosis and chronic migraine headache. RT002 injectable is a novel, injectable formulation of botulinum toxin type A designed to be a targeted and long-lasting injectable botulinum toxin treatment. We are studying RT002 injectable for aesthetic indications, such as glabellar (frown) lines and therapeutic indications, such as cervical dystonia. We believe both product candidates have the potential to expand into additional aesthetic and therapeutic indications in the future.
DaxibotulinumtoxinA for Injection (RT002) or RT002 Injectable
We are developing RT002 injectable, and plan to commercialize RT002 for indications where deep delivery of the botulinum toxin is required and a long-lasting effect is desired. We believe RT002 injectable may provide targeted delivery of botulinum toxin to intended treatment sites, while potentially reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and may result in long-lasting effect.
Based upon the results to date, we are further developing RT002 injectable for the treatment of glabellar lines. We tested RT002 in a four-cohort, dose escalating, open-label Phase 1/2 clinical trial outside of the United States for the treatment of glabellar lines. Data from this clinical trial indicated that RT002 appears to be well-tolerated and met efficacy endpoints at all four doses. We also reported duration of effect of seven months from the last cohort of this trial, the only cohort for which duration of effect was measured. In December 2014, we initiated our BELMONT trial, a Phase 2, active comparator, placebo-controlled clinical trial for the treatment of glabellar lines against the market leader BOTOX® Cosmetic. The topline interim data from the trial, which we reported in October 2015, showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. We plan to conduct an End-of-Phase 2 meeting with the FDA in the first half of 2016. We then expect to begin Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in the second half of 2016. If approved, we believe RT002 injectable has the potential to satisfy significant unmet needs in this market.
We have also initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable in the therapeutic indication of cervical dystonia, a muscle movement disorder. The Phase 2 study will evaluate safety, preliminary efficacy, and duration of effect of RT002 in subjects with moderate-to-severe isolated cervical dystonia symptoms of the neck. We completed enrollment in the first cohort and expect to release interim results in the first half of 2016.
DaxibotulinumtoxinA Topical Gel (RT001) or RT001 Topical
We are developing and plan to commercialize RT001 topical for indications where topical application provides a meaningful advantage over injectable administration. We are evaluating RT001 topical in a broad clinical program that includes aesthetic indications such as lateral canthal lines and therapeutic indications such as hyperhidrosis. RT001 topical has the potential to be the first approved non-injectable botulinum toxin product for the treatment of crow's feet. RT001 topical is designed to have several such advantages, including painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these potential advantages may improve the experience of patients undergoing botulinum toxin procedures and make RT001 topical suitable for multiple indications.
The first indications we are pursuing are in the fields of dermatology and plastic surgery. If approved, we believe RT001 topical can expand the overall botulinum toxin aesthetic market by appealing to new patients who would prefer a needle-free approach to treatment. The aesthetic dermatology market is attractive because we believe that patients in this market tend to be open to trying new products and are willing to pay for aesthetic procedures out of pocket, reducing reliance on reimbursement. We are focused on this market not only because of its size and growth potential but also because, in the United States and Europe, this market can be accessed by a specialty sales force and distributor network.
We are in a Phase 3 development program of RT001 topical in North America for the treatment of crow's feet. During the third quarter of 2015, we initiated REALISE 1, a pivotal Phase 3 clinical trial designed to evaluate the safety and efficacy of a single, bilateral administration of RT001 topical compared to placebo in subjects with moderate to severe crow's feet. We expect to report efficacy data from this study in the first half of 2016, and if successful, will need to conduct additional Phase 3 studies in order to submit our Biologics License Application, BLA, to the FDA. To date, we have conducted seventeen clinical trials with RT001 topical for the treatment of crow's feet, with a total of over 1,600 subjects.
We are also developing RT001 topical for therapeutic applications where botulinum toxin has shown efficacy and that are particularly well suited for needle-free treatments. We have completed initial Phase 2 clinical trials for the treatment of primary axillary hyperhidrosis, and for the prevention of chronic migraine headache. In September 2015, we initiated an additional randomized, double-blinded, dose-ranging, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of a single, bilateral application of RT001 topical for the treatment of primary axillary hyperhidrosis. This trial evaluated efficacy of two different doses of RT001 as compared to placebo. In December 2015, we reported positive interim results and, although the trial sample size was not chosen to meet statistical significance, using quantitative gravimetric measurements, the data was positive and showed that a single treatment of RT001 topical gel achieved clinically meaningful efficacy at Week 4. On the primary quantitative assessment of average reduction from baseline in gravimetrically-measured sweat production at Week 4, the results ranged from 214.2 mg to 165.7 mg (p=0.003 for the higher dose) per five minutes for RT001, compared to 66.3 mg per five minutes in patients who received placebo. These ranges corresponded to 81.1% to 79.6% change for RT001, compared to 54.6% for placebo. On the primary qualitative efficacy assessment of a 2-point or greater responders from baseline using the Hyperhidrosis Disease Severity Scale, or HDSS, at Weeks 1 and 2 the results ranged from a 23.8% to 13.3 % improvement for RT001 compared to 11.8% at Week 1 and 17.6% at Week 2 for placebo. By Week 4, there was a 14.3% to 13.3% improvement for RT001, compared to a 29.4% improvement in patients who received placebo. The clinical study indicated that RT001 topical appeared to be well-tolerated with no serious adverse events related to the study drug or study treatment procedures or other safety concerns. We plan to advance RT001 topical into a larger Phase 2 study for the treatment of hyperhidrosis in 2016, which will be designed to confirm a final dose. Upon successful completion of this study, we plan to meet with the FDA to discuss moving forward into Phase 3 studies.
Since commencing operations in 2002, we have devoted substantially all our efforts to identifying and developing our product candidates for the aesthetic and therapeutic markets, recruiting personnel, raising capital, and preclinical and clinical development of, and manufacturing capabilities for, RT001 topical and RT002 injectable. We have retained all rights to develop and commercialize RT001 topical and RT002 injectable worldwide. We have not filed for approval with the U.S. Food and Drug Administration, or FDA, for the commercialization of RT001 topical or RT002 injectable, and we have not generated any revenue from product sales for RT001 topical or RT002 injectable.
Through December 31, 2015, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt and convertible debt. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at 36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million, after underwriting discounts, commissions and other offering expenses. In March 2015, we entered into an At-The-Market, ATM, sales agreement, or the ATM agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell our common stock having aggregate proceeds of up to $50.0 million from time to time. During the third quarter of 2015, we sold 352,544 shares of our common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions and other offering expenses. On June 19, 2014, we completed a follow-on public offering, pursuant to which we issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ option to purchase 600,000 additional shares of common stock, and received net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses. On February 6, 2014, we completed our initial public offering, or IPO, for sale of 6,900,000 shares of common stock at $16.00 per share, including the exercise of the underwriters’ option to purchase an additional 900,000 shares of common stock, for net proceeds of $98.6 million, after underwriting discounts, commissions and other offering expenses. We also raised $23.7 million through the issuance of convertible notes in the fourth quarter of 2013 and in January 2014.
We have never been profitable and, as of December 31, 2015, had an accumulated deficit of $332.3 million. We incurred net losses of $73.5 million, $62.9 million and $52.4 million in the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had cash, cash equivalents, and investments of $254.1 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 topical and RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. Using a combination of third-party manufacturers and our own manufacturing facility, we have the ability to manufacture botulinum toxin type A drug product to support our clinical trials and eventually, our commercial production. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and other territories and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
Results of Operations
Revenue
During the years ended December 31, 2015, 2014 and 2013, we recognized revenue from license and royalty agreements. We did not have any product revenue during the years ended December 31, 2015, 2014, and 2013.
We recognized royalty revenue during the years ended December 31, 2015, 2014, and 2013 related to the Relastin® asset purchase and royalty agreement. In August 2011, we entered into the Relastin royalty agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. The Relastin royalty agreement provides for a minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date; however, the royalty agreement could be terminated with 90 days' notice with the rights to the Relastin product line reverting back to us. The royalty agreement also provided for one-time payments upon achievement of certain milestones and in the year ended December 31, 2013, we received a one-time milestone payment of $150,000. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015; however, as of December 31, 2015, reversion of the Relastin intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us. We do not currently have any plans for the future of Relastin, as our focus has been primarily on the development of RT001 topical and RT002 injectable.
Our license revenue has historically been derived through nonrefundable technology license fees for our RT001 topical and RT002 injectable product candidates. In the years ended December 31, 2014, and 2013, we recognized license revenue of $0.1 million, and $0.2 million, respectively, pursuant to an exclusive technology evaluation agreement, whereby we received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and recognized over the estimated performance period. During the year ended December 31, 2015, there was no license revenue recognized.
Costs and Operating Expenses
Our costs and operating expenses consist of research and development expenses and general and administrative expenses. The largest component of our operating expenses is our personnel costs, which consist primarily of wages, benefits and bonuses as well as related stock-based compensation. We expect our cash expenditures to increase in the near term as we initiate and complete clinical trials and other associated programs relating to RT001 topical for the treatment of crow's feet, initiate and complete clinical trials using RT001 topical for the treatment of hyperhidrosis, and as we initiate and complete additional clinical trials and associated programs related to RT002 injectable for the treatment of glabellar lines and indications in muscle movement and other disorders, such as cervical dystonia.
Research and Development Expenses
We recognize research and development expenses as they are incurred. Since our inception, we have focused on our clinical development programs and the related research and development. We have been developing RT001 topical and RT002 injectable since 2002 and we typically use our employees, consultants and infrastructure resources across both programs. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions, including stock-based compensation;

•	expenses related to the initiation and completion of clinical trials for RT001 topical and RT002 injectable, including expenses related to production of clinical supplies;

•
fees paid to clinical consultants, clinical trial sites and vendors, including CROs in conjunction with implementing and monitoring our preclinical and clinical trials and acquiring and evaluating preclinical and clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	the fair value of technology rights reacquired as part of our settlement with Medicis, as discussed below;

•	other consulting fees paid to third parties;

•	expenses related to establishment of our own manufacturing facilities;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions; and

•	depreciation and other allocated expenses.
For the years ended December 31, 2015, 2014, and 2013, costs associated with our manufacturing, quality and regulatory efforts for both RT001 topical and RT002 injectable development have been our largest research and development related expenses, totaling $33.9 million, or 71.3%, $28.0 million, or 83.7%, and $20.3 million, or 73.0% of research and development expenses in 2015, 2014, and 2013, respectively. These costs do not include clinical costs associated with the development of RT001 topical and RT002 injectable. We believe that the strict allocation of costs by product candidate would not be meaningful. As such, we generally do not track these costs by product candidate.
Clinical costs associated with the development of RT001 topical and RT002 injectable, including clinical trials of RT001 topical for the treatment of crow’s feet and clinical trials of RT002 injectable for the improvement of glabellar lines, totaled $13.6 million, or 28.7%, $5.4 million, or 16.3%, $7.5 million, or 27.0% of research and development expenses in 2015, 2014, and 2013, respectively.
Our research and development expenditures are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses to increase as we continue our clinical development of RT001 topical for the treatment of crow’s feet lines and our clinical development of RT002 injectable for the treatment of glabellar lines, or if the FDA requires us to conduct additional clinical trials for approval and as we enter into clinical trials for RT001 topical for hyperhidrosis and therapeutic indications for RT002 injectable.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for employees in our marketing, administration, finance, business development, and investor relations functions. Other significant expenses include professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect that our general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT001 topical and RT002 injectable.
Other Income (Expense)
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average cash, cash equivalents, money market fund, and investments balances during the period and market interest rates. To date, our interest income has not been significant in any individual period.
Interest Expense

Interest expense primarily consists of the interest charges associated with our convertible notes, notes payable, financing obligations, capital lease obligations, and capitalized interest. Notes payable under our term loan agreement with Hercules, which matured and was fully paid off in March 2015, bore interest at a rate which is the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25%. The interest charge on our convertible notes and capital lease obligations is fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Our interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2011 convertible notes, or 2011 Notes, which was not paid but instead converted into shares of convertible preferred stock, (iv) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (v) interest capitalized for assets constructed for use in operations, (vi) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vii) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

Upon the conversion of the 2013 Notes into shares of common stock during the year ended December 31, 2014, we recognized non-cash interest expense of $9.6 million related to the 2013 Notes, including amortization of warrant-related debt discount of approximately $0.4 million up to the date of conversion, amortization of the derivative-related debt discount of $0.6 million up to the date of conversion, accrued interest of $0.3 million up to the date of conversion and a loss on extinguishment of $8.3 million upon conversion of the 2013 Notes into common stock.
Change in Fair Value of Derivative Liabilities Associated with Convertible Notes
Our derivative liabilities associated with 2013 Notes classified as liabilities on our Consolidated Balance Sheets and were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Consolidated Statements of Operations and Comprehensive Loss. We recorded the derivative liabilities as a debt discount that was being amortized using the effective interest method over the term of the 2013 Notes. The amortization of this debt discount was accelerated upon the completion of our IPO with the corresponding expense recorded in our Consolidated Statement of Operations and Comprehensive Loss. See Note 9 to our Consolidated Financial Statements included elsewhere in this Form 10-K.
Change in Fair Value of Derivative Liabilities Associated with the Medicis Settlement

In October 2012, we entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 topical and RT002 injectable from Medicis and for consideration payable by us to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a proceeds sharing arrangement payment of $14.0 million of which $6.9 million was paid in 2013 and the remaining $7.1 million was paid in 2014, and (iii) $4.0 million to be paid upon the achievement of regulatory approval of RT001 topical or RT002 injectable by us.
We determined that the settlement provisions related to (ii) and (iii) above were derivative instruments that required fair value accounting at the time of settlement and fair value remeasurements on a periodic basis going forward. Accordingly, we recorded derivative liabilities on the balance sheet based on their respective fair values on the settlement date.

Our outstanding derivative liabilities associated with the Medicis settlement are classified as liabilities on our Consolidated Balance Sheet. These liabilities will be reduced as the related payment of $4.0 million is made under the settlement agreement and the remaining liabilities will be subsequently remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Consolidated Statement of Operations and Comprehensive Loss. Upon the completion of our IPO in February 2014, we paid $7.1 million in settlement of our remaining obligation under the Proceeds Sharing Arrangement of the October 2012 Medicis settlement. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid.
Change in Fair Value of Common Stock Warrant Liability

Common stock warrants issued in connection with the 2013 Notes were classified as liabilities on our Consolidated Balance Sheet and require remeasurement at each balance sheet date. Upon the completion of our IPO, these common stock warrant liabilities were remeasured to fair value and settled in conjunction with the cashless net exercise of these warrants. See Note 14 to our Consolidated Financial Statements included elsewhere in this Form 10-K.
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

In connection with our IPO, the remaining warrants to purchase 173,975 shares of convertible preferred stock were converted into warrants to purchase 173,975 shares of common stock.
Other Expense, net
Other income (expense), net is comprised of miscellaneous tax and other expense items.
Income Taxes
Since inception, we have incurred net losses and have not recorded any U.S. federal or state income tax and the tax benefits of our operating losses have been fully offset by valuation allowances.

Results of Operations
The following tables provide our Consolidated Statements of Operations data for the years ended December 31, 2015, 2014, and 2013 which was derived from our audited Consolidated Financial Statements as included elsewhere in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Consolidated Statements of Operations Data:
Revenue	$300	$383	$617

Operating expenses:
Research and development(1)	47,529	33,390	27,831
General and administrative(1)	25,088	19,043	11,011
Total operating expenses	72,617	52,433	38,842
Loss from operations	(72,317)	(52,050)	(38,225)
Interest income	231	44	2
Interest expense	(1,190)	(10,672)	(15,164)
Change in fair value of derivative liabilities associated with convertible notes	—	4,032	2,660
Change in fair value of derivative liabilities associated with the Medicis settlement	127	(320)	47
Change in fair value of common stock warrant liability	—	(2,151)	(621)
Change in fair value of convertible preferred stock warrant liability	—	(210)	(743)
Loss on settlement of preferred stock warrant	—	(1,356)	—
Other income (expense), net	(327)	(234)	(404)
Loss before income taxes	(73,476)	(62,917)	(52,448)
Benefit from income taxes	—	—	—
Net loss	$(73,476)	$(62,917)	$(52,448)
Unrealized loss on available for sale securities	(40)	—	—
Comprehensive loss	(73,516)	(62,917)	(52,448)

(1)	Results above include stock-based compensation as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Stock-Based Compensation:
Research and development	$6,511	$2,357	$194
General and administrative	5,877	4,173	354
Total stock-based compensation	$12,388	$6,530	$548

Results of Operations for the Years Ended December 31, 2015, 2014, and 2013
The following table presents our revenue for the periods indicated and related changes from the prior period:
Revenue

	Years Ended December 31,			2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	%	%
	(In thousands, except percentages)
Relastin Product	$—	$—	$150	N/A	(100)%
Relastin Royalty	300	300	300	—%	—%
License	—	83	167	(100)%	(50)%
Total revenue	$300	$383	$617	(22)%	(38)%
Our total revenue for the year ended December 31, 2015 decreased by 22%, compared to the same period in 2014, due to a decrease in license revenue in connection with an exclusive technology evaluation agreement with Procter & Gamble. Our total revenue for the year ended December 31, 2014 decreased by 38%, compared to the same period in 2013, due to a decrease in license revenue in connection with an exclusive technology evaluation agreement with Procter & Gamble and the Relastin product milestone revenue.
In August 2011, we entered into an agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. In accordance with the agreement, we expect to receive royalties equal to at least $0.3 million per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement; however, the royalty agreement could be terminated with 90 days' notice with the rights to the Relastin line reverting back to us. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015; however, as of December 31, 2015, reversion of the Relastin intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $0.3 million for each of the years ended December 31, 2015, 2014 and 2013 as set forth in the Relastin asset purchase agreement. Under the Relastin asset purchase agreement, we also recognized $150,000 in revenue in the year ended December 31, 2013 for achievement of a one-time milestone.
Operating Expenses

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	%	%
	(In thousands, except percentages)
Research and development	$47,529	$33,390	$27,831	42%	20%
General and administrative	25,088	19,043	11,011	32%	73%
Total operating expenses	$72,617	$52,433	$38,842	38%	35%
Research and Development Expenses
Research and development expenses for the year ended December 31, 2015 increased by 42%, compared to the same period in 2014, primarily due to increased costs related to personnel, stock-based compensation, pre-clinical and toxicology studies, and clinical trial expenditures, which increased primarily due to our ongoing RT002 injectable Phase 2 study for the treatment of glabellar lines and initiation of our RT001 topical Phase 2 study for the treatment of hyperhidrosis, our RT002 injectable Phase 2 study for the treatment of cervical dystonia, and our RT001 topical Phase 3 program for the treatment of moderate to severe lateral canthal lines.
Research and development expenses for the year ended December 31, 2014 increased by 20%, compared to the same period in 2013, primarily due to increased costs related to personnel, stock-based compensation, rent, quality control testing, the manufacturing facility, and leasing equipment to support product development activities.

Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense. We expense both internal and external research and development expenses as they are incurred. We typically share employees, consultants and infrastructure resources between the RT001 topical and RT002 injectable programs.

Stock-based compensation for research and development was $6.5 million, $2.4 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2015 increased by 32%, compared to the same period in 2014, primarily due to increased costs related to personnel, legal matters, and stock-based compensation offset by a decrease in professional fees. Following our IPO, in February 2014, we incurred increased costs related to personnel and administrative activities to support the operation of a public company.
General and administrative expenses for the year ended December 31, 2014 increased by 73%, compared to the same period in 2013, primarily due to increased costs related to personnel and administrative costs related to the operation of a public company. Following the IPO, we incurred higher charges related to stock-based compensation, professional fees for accounting and tax services, marketing, legal costs and insurance premiums.

Stock-based compensation for general and administration was $5.9 million, $4.2 million, and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Other Expense

	Years Ended December 31,			2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	%	%
	(In thousands, except percentages)
Interest income	$231	$44	$2	425%	2,100%
Interest expense	(1,190)	(10,672)	(15,164)	(89)%	(30)%
Change in fair value of derivative liabilities associated with convertible notes	—	4,032	2,660	(100)%	52%
Change in fair value of derivative liabilities associated with the Medicis settlement	127	(320)	47	(140)%	(781)%
Change in fair value of common stock warrant liability	—	(2,151)	(621)	(100)%	246%
Change in fair value of convertible preferred stock warrant liability	—	(210)	(743)	(100)%	(72)%
Loss on settlement of preferred stock warrant	—	(1,356)	—	(100)%	N/A
Other expense, net	(327)	(234)	(404)	40%	(42)%
Total other expense	$(1,159)	$(10,867)	$(14,223)	(89)%	(24)%

Our total other expense for the year ended December 31, 2015 decreased by 89%, compared to the same period in 2014, primarily due to decrease in interest expense, which is described below, a decrease in the fair value of the Medicis derivative liabilities, no loss on settlement of preferred stock warrants in the current period, and other one-time charges related to our IPO, including conversion of common stock warrants and our convertible notes into common stock upon the IPO and conversion of preferred stock warrants into equity-based common stock warrants.

Our total other expense for the year ended December 31, 2014 decreased by 24%, compared to the same period in 2013, primarily due to a decrease in interest expense, which is described below, a decrease in the fair value of the Medicis derivative liabilities, and conversion of preferred stock warrants into equity based common stock warrants, which are no longer required to be remeasured to fair value at each balance sheet date offset by an increase due to the loss on settlement of preferred stock warrants and an increase in the fair value of the derivative liabilities associated with convertible notes.

The interest expense by cash and non-cash components is as follows:

	Years Ended December 31,			2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	%	%
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(802)	$(1,182)	$(1,590)	(32)%	(26)%

Non-cash interest expense
Non-cash interest expense — debt issuance costs	(39)	(203)	(490)	(81)%	(59)%
Non-cash interest expense — warrant and derivative related debt discounts	(5)	(650)	(4,128)	(99)%	(84)%
Non-cash interest expense — convertible notes	—	(1,250)	(9,409)	(100)%	(87)%
Loss on extinguishment of 2013 Notes	—	(8,331)	—	(100)%	N/A
Non-cash interest expense - financing obligation	(344)	(28)	—	1,129%	N/A
Capitalized interest expense(2)	—	972	453	(100)%	115%
Total non-cash interest expense	$(388)	$(9,490)	$(13,574)	(96)%	(30)%

Total interest expense	$(1,190)	$(10,672)	$(15,164)	(89)%	(30)%

(1)	Cash related interest expense included interest payments to Hercules and the Essex Capital Facility.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
Interest expense for the year ended December 31, 2015 decreased by 89%, compared to the same period in 2014, primarily due to the loss on extinguishment of the 2013 Notes, conversion of the 2013 Notes into common stock, and less cash paid for interest expense on the Hercules Notes Payable offset by a decrease in capitalization of interest expense for construction-in-progress. In February 2014, our IPO triggered an acceleration of interest on the 2013 Notes through the end of the notes, which combined with the outstanding principal balance, then converted into 1,637,846 shares of common stock.
Interest expense for the year ended December 31, 2014 decreased by 30%, compared to the same period in 2013, primarily due to capitalization of interest expense for construction-in-progress, lower weighted average of debt outstanding, and a gain on the fair value remeasurement for warrants related to the common stock warrant conversion offset by an increase in interest expense related to effective interest from our financing obligation.
Income Taxes
There was no provision or benefit from income taxes during the years ended December 31, 2015, 2014 and 2013.
Liquidity and Capital Resources
As of December 31, 2015, cash, cash equivalents, and investments totaled $254.1 million, an increase of $83.0 million, from December 31, 2014. In April 2015, we received $9.8 million from the sale of equipment to Essex Capital and concurrently entered into a three year lease agreement for such equipment. In March 2015, we entered into the ATM agreement with Cowen under which we may offer and sell our common stock having aggregate proceeds of up to $50.0 million from time to time. During the third quarter of 2015, we sold 352,544 shares of our common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions and other offering expenses. As of December 31, 2015, common stock for aggregate gross proceeds of $39.2 million remained available under this facility, subject to certain conditions as specified in the ATM agreement. In November 2015, the Company completed a follow-on public offering or 2015 follow-on offering, pursuant to which the Company issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million, after underwriting discounts, commissions and other offering expenses.
Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the year ended December 31, 2015, we had a net loss of $73.5 million. For the year ended December 31, 2015, we used $55.7 million of cash to fund operating activities. As of December 31, 2015, we had a working capital surplus of $241.9 million and an accumulated deficit of $332.3 million. We believe that our existing cash, cash equivalents, and investments, including net proceeds from our IPO of $98.6 million, net proceeds from our June 2014 follow-on public offering of $131.3 million, net proceeds from our ATM offering of $10.0 million, net proceeds from our November 2015 follow-on public offering of $126.2 million, and proceeds of $10.9 million from sale of equipment to Essex Capital will allow us to fund our operations for at least the next 12 months.
In December 2013, we entered into the Essex Capital Facility to finance the construction and installation of our RT001 topical fill to finish commercial line for use in our manufacturing facility. Under this facility, Essex Capital provided us a series of short-term notes aggregating to $10.8 million during the construction period that was expected to last through 2014. In December 2013 and January 2014, we drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility for an aggregate amount totaling $5.0 million. On May 28, 2014, upon completion of the installation and acceptance of a portion of the RT001 topical fill to finish commercial line, we sold the equipment back to Essex Capital for a purchase price equal to the principal and any accrued interest then outstanding on the notes issued to finance such equipment. We then leased back the equipment for a thirty-six month lease term. At the end of the lease term, we intend to purchase the equipment at 10% of the original equipment cost.
In December 2014, we entered into the First Amendment to the Loan and Lease Agreement with Essex Capital. Under the terms of this Amendment, we repaid the outstanding debt balance of $3.9 million. In February 2015, we executed the Second Amendment to the Loan and Lease Agreement to extend the term of the facility to no later than April 15, 2015 and increase the purchase price of the remainder of the equipment by $0.1 million to approximately $9.8 million. Concurrently with this sale, we will lease the equipment from Essex Capital for a fixed monthly payment to be paid monthly over three years. At the end of the lease, we intend to purchase the leased equipment for 10% of the original purchase amount.
We have no current source of revenue to sustain our present activities, and we do not expect to generate product revenue until, and unless, the FDA or other regulatory authorities approve RT001 topical or RT002 injectable and we begin commercializing them. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The sale of additional equity securities could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all.
Cash Flows
We derived the following summary of our Consolidated Cash Flows for the periods indicated from our audited Consolidated Financial Statements included elsewhere in this Form 10-K (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(55,669)	$(55,073)	$(47,758)
Net cash used in investing activities	(56,340)	(6,900)	(6,402)
Net cash provided by financing activities	142,592	229,091	53,991
Cash Flows from Operating Activities
Cur cash used in operating activities is primarily driven by personnel-related expenditures, manufacturing costs, clinical development costs, and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and research and development activities as our business grows.
Cash used in operating activities of $55.7 million during the year ended December 31, 2015 resulted primarily from our net loss of $73.5 million, offset by stock-based compensation expense of $12.4 million, depreciation expense of $2.0 million, and other adjustments of $0.9 million. The increase of $2.5 million in our net operating assets and liabilities was primarily due to an increase in accruals other current liabilities, deferred rent, and other non-current assets by $3.4 million offset by decreases in prepaid expenses and other current assets and accounts payable by $0.9 million.
Cash used in operating activities of $55.1 million during the year ended December 31, 2014 resulted in part from our net loss of $62.9 million, non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $4.0 million, and capitalized interest of $1.0 million offset by loss on extinguishment of our 2013 Notes of $8.3 million, revaluation of common stock warrant liability of $2.2 million, loss on extinguishment of warrant liability upon exercise of put option by warrant holder of $1.4 million, amortization of debt discounts of $1.3 million, revaluation of convertible preferred stock warrant liability of $0.2 million, stock-based compensation expense of $6.5 million, depreciation expense of $2.1 million, issuance of common stock warrants of $0.4 million, revaluation of derivative liability associated with Medicis settlement of $0.3 million, and interest upon issuance of the 2013 Notes and Essex Notes of $0.3 million. The $10.2 million decrease in our net operating assets and liabilities was primarily due to payments made under the Medicis settlement totaling $7.1 million and decreases in prepaid and other current assets, other non-current assets, accounts payable, and deferred revenue by $6.1 million offset by an increase in accruals and other current liabilities and deferred rent by $3.0 million.
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
Cash Flows from Investing Activities
Cash used in investing activities was $56.3 million for the year ended December 31, 2015 consisting of $54.1 million for purchases of investments and $3.3 million in purchase of property and equipment which were offset by sales maturity of short-term investments and a reduction of our restricted cash of $1.1 million.

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
Cash Flows from Financing Activities
Cash provided by financing activities was $142.6 million for the year ended December 31, 2015 comprised of proceeds of $126.2 million from our 2015 follow-on offering, $10.0 million from issuance of common stock in connection with our ATM offering, net of deferred offering costs, proceeds from sale of equipment to Essex Capital of $9.8 million, and proceeds from the exercise of stock options and ESPP of $2.8 million offset by principal payments on our notes payable of $2.7 million, principal payments on our financing obligation and capital leases of $2.6 million, and net settlement of restricted stock awards to settle employee tax obligations of $0.9 million.

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

Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term to initiate and complete clinical trials and other associated programs relating to the RT001 topical for the treatment of crow's feet and hyperhidrosis and to initiate and complete additional clinical trials and associated programs related to RT002 injectable for the treatment of glabellar lines and indications in muscle movement disorders, such as cervical dystonia. We believe that our existing capital resources, the net proceeds from our IPO, and net proceeds from our follow-on public offerings will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RT001 topical, RT002 injectable and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT001 topical and RT002 injectable;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT001 topical, RT002 injectable or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT001 topical, RT002 injectable or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT001 topical, RT002 injectable or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT001 topical, RT002 injectable or any future product candidates and any products we successfully commercialize, and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Please see “Item 1A. Risk Factors” for additional risks associated with our substantial capital requirements.
We have not generated revenue from RT001 topical or RT002 injectable and we do not know when, or if, we will generate such revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize RT001 topical or RT002 injectable. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.
We have based our estimates of future capital requirements on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trials of RT001 topical and RT002 injectable may encounter technical or other difficulties that could increase our development costs more than we currently expect or the FDA may require us to conduct additional clinical trials prior to approving RT001 topical or RT002 injectable. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials beyond 2016.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these Consolidated Financial Statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our Consolidated Financial Statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis.
The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our Consolidated Financial Statements are described below.
Clinical Trial Accruals
Clinical trial costs are charged to research and development expense as incurred. We accrue for expenses resulting from obligations under contracts with clinical research organizations, or CROs, investigators and consultants, and under certain other agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. Our objective is to reflect the appropriate trial expense in the Consolidated Financial Statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid asset which will be amortized as services are rendered.
The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. We determine accrual estimates through reports from and discussion with clinical personnel and outside services providers as to the progress or state of completion of trials, or the services completed. We estimate accrued expenses as of each balance sheet date in the Consolidated Financial Statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs and other third-party vendors. As of December 31, 2015, there have not been any material adjustments to our estimated accrued expenses.
Stock-Based Compensation
We recognize compensation costs related to stock options granted to employees and non-employee directors based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expenses are classified in the Consolidated Statements of Operations and Comprehensive Loss based on the functional area to which the related recipients belong.

The estimated grant date fair values of the option awards granted to employees and non-employee directors during the years ended December 31, 2015, 2014, and 2013 were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6.0	6.0	6.0
Expected volatility	62.2%	57.4%	59.1%
Risk-free interest rate	1.6%	1.9%	1.3%
Dividend rate	0.0%	0.0%	0.0%
The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions that determine the fair value of options. These assumptions are as follows:

•
Expected term — The expected term represents the period that our options are expected to be outstanding and is calculated using the simplified method. The Company qualifies for the simplified method as its stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and the Company has limited history of exercise data.

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
The warrants were recorded at fair value using the Black-Scholes option pricing model.

The fair value of the previously outstanding convertible preferred stock warrants was remeasured as of each period end using a Black-Scholes option-pricing model with the following assumptions:

February 5, 2014
Upon conversion
Remaining contractual term (in years)	5.9
Expected volatility	55%
Risk-free interest rate	1.8%
Expected dividend rate	0%

These assumptions are subjective and the fair value of these warrants may have differed significantly had we used different assumptions. In February 2014, the common stock warrants were net exercised in connection with our IPO and the warrants to purchase preferred stock converted into warrants to purchase common stock.
Derivative Liabilities Associated with the Medicis Settlement

In October 2012, we entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 topical and RT002 injectable from Medicis and for consideration payable by us to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million of which $6.9 million was paid in 2013 and the remaining $7.1 million was paid in 2014, and (iii) $4.0 million to be paid upon the achievement of regulatory approval of RT001 topical or RT002 injectable by us, or Product Approval Payment.
We determined that the settlement provisions related to (ii) and (iii) above were derivative instruments that required fair value accounting at the time of settlement and fair value remeasurements on a periodic basis going forward. Accordingly, we recorded derivative liabilities on the balance sheet based on their respective fair values on the settlement date. These derivative liabilities will be reduced as the related payments are made under the settlement agreement. The remaining liabilities will be subsequently remeasured to fair value as of each balance sheet date with the related remeasurement adjustments recognized in the Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the Product Approval Payment derivative was initially determined by estimating the timing and probability of the related approval and multiplying the payment amount by this probability percentage and a discount factor assuming a term of 2 years and a risk-free rate of 0.25%. As of December 31, 2014, we determined the fair value of the liability for the Product Approval Payment was $1.5 million, which was measured by assuming a term of 3.5 years, a risk-free rate of 1.2% and a credit risk adjustment of 6.5%. As of December 31, 2015, the Company determined the fair value of the liability for the Product Approval Payment was $1.4 million, which was measured by assuming a term of 3.5 years, a risk-free rate of 1.4% and a credit risk adjustment of 9.0%. Our assumption for the expected term as of December 31, 2015 is based on an expected Biologics License Application, or BLA, approval in mid-2019. The primary drivers of any fair value movements for the Product Approval Payment derivative are the estimated probability of the related approval and the credit risk adjustment. If the probability estimate increases (decreases) and the credit risk adjustment decreases (increases), the fair value of the derivative will increase (decrease).
We will record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the Product Approval Payment has been paid. At that time, the Product Approval Payment derivative will be adjusted to fair value one last time immediately prior to settlement.

Impairment of Long-Lived Assets
We assess the impairment of long-lived assets, such as property and equipment subject to depreciation and amortization, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant adverse change in the extent to which, or manner in which, a long-lived asset is being used or in its physical condition; (ii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition; and (iv) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no indicators of impairment, and we did not record any impairment losses during the years ended December 31, 2015, 2014 and 2013.
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

As of December 31, 2015, we had net operating loss carryforwards available to reduce future taxable income, if any, for federal, California, and New Jersey income tax purposes of $318.2 million, $162.3 million, and $243.8 million, respectively. If not utilized, the federal net operating loss carryforward begin expiring in 2020, the California net operating loss carryforwards began expiring in 2015, and the New Jersey state net operating loss carryforwards begin expiring in 2030. The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises. As of December 31, 2015, the net operating loss reported as a deferred tax asset does not include approximately $8.0 million attributable to excess stock option deductions. The Company follows with or without method to determine when such net operating loss has been realized.

As of December 31, 2015, we also had research and development credit carryforwards of $1.0 million and $5.1 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.

In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We determined that an ownership change occurred on April 7, 2004, but that all carryforwards can be utilized prior to the expiration. Our ability to use our remaining NOL carryforwards may be further limited if we experienced a Section 382 ownership change in connection with future offerings or as a result of future changes in its stock ownership.

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
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table, which summarizes our contractual obligations as of December 31, 2015, represents material expected or contractually committed future obligations, with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated funding activities and from our existing cash balances.

	Payments Due by Period
Contractual Obligations:	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 Years
	(In thousands)
Operating lease obligations(1)	$48,548	$5,222	$10,972	$11,710	$20,644
Other long-term liabilities reflected on our balance sheet under GAAP(2)	9,102	4,217	4,885	—	—
Total	$57,650	$9,439	$15,857	$11,710	$20,644

(1)	Operating lease agreements represent our obligations to make payments under non-cancelable lease agreements for our facilities.

(2)	Other long-term liabilities reflected on our balance sheet under GAAP represents our financing obligation to make lease payments under the Loan and Lease Agreement with Essex Capital.

This table does not include any milestone payments, which may become payable to third parties under license agreements, as the timing and likelihood of such payments are not known.

This table does not include a liability for unrecognized tax benefits related to various federal and state income tax matters of $1.5 million at December 31, 2015. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2015. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $254.1 million and $171.0 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2015, 2014 and 2013, are included in other expense in the Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2015, the end of the period covered by this report.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2015.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our board of directors currently consists of ten members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The term of Class I directors will expire at the annual meeting of stockholders to be held in 2018; the term of Class II directors will expire at the annual meeting of stockholders to be held in 2016; and the term of Class III directors will expire at the annual meeting of stockholders to be held in 2017.
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
The following is a brief biography of each member of our board of directors, as of March 4, 2016, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Form 10-K.
Class I Directors
Angus C. Russell, age 60, has served as a director and Chairman of the Board of our company since March 2014. Mr. Russell was Chief Executive Officer of Shire plc, or Shire, a biopharmaceutical company, from June 2008 until April 2013, and as a member of its board of directors from 1999 until 2013. From December 1999 to June 2008, Mr. Russell served as Chief Financial Officer of Shire. Prior to joining Shire, Mr. Russell served at AstraZeneca plc, a pharmaceutical and biologics company, most recently as VP of Corporate Finance. Mr. Russell is a former Non-Executive Director of the City of London Investment Trust plc. Mr. Russell is a Chartered Accountant and is a Fellow of the Association of Corporate Treasurers. Mr. Russell has served on the Board of Directors at Mallinckrodt plc, a pharmaceuticals company, since August 2014, BioTime, Inc., a biotechnology company, since December 2014 and TherapeuticsMD, Inc., a pharmaceutical company, since March 2015. Our board of directors believes that Mr. Russell’s financial expertise, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products make him qualified to serve on our board of directors.
Phyllis Gardner, M.D., age 65, has served as a director of our company since December 2006. Dr. Gardner has spent over 35 years in academia, medicine and industry. She served at Essex Woodlands, a growth equity firm that focuses on the healthcare industry, from June 1999 to 2014, in various capacities including as an adjunct Partner. Dr. Gardner has served on the board of directors of several public and private companies. She began her academic medical career at Stanford University, where she has held several positions including Senior Associate Dean for Education and Student Affairs and remains today as Professor of Medicine. From 1994 to 1996, she took a leave of absence from Stanford University to serve as Principal Scientist, Vice President of Research and Head of ALZA Technology Institute, a major drug delivery company. Dr. Gardner holds a B.S. from the University of Illinois and an M.D. from Harvard University. Our board of directors believes that Dr. Gardner’s medical, healthcare and private equity experience, operating experience and significant experience serving as a director of our company and other healthcare companies make her qualified to serve on our board of directors.
James Glasheen, Ph.D., age 48, has served as a director of our company since April 2004. Since 2002, Dr. Glasheen has served as a general partner with Technology Partners, a venture capital firm that focuses on clean tech and life science companies. Prior to his work at Technology Partners, he served as Managing Director of CIT Venture Capital. From 1996 to 2000, he was a leader within McKinsey & Company’s Pharmaceutical and Medical Products Practice. Dr. Glasheen also serves as an advisor to the National Science Foundation’s (NSF) SBIR program in Washington D.C. Dr. Glasheen currently serves as a member of the board of directors of several privately-held biotechnology, consumer medical and medical device companies. Dr. Glasheen holds a B.S. from Duke University and an M.A. and Ph.D. from Harvard University. Our board of directors believes that Dr. Glasheen’s experiences with facilitating the growth of venture-backed companies, his experiences with McKinsey & Company and his consumer medical company expertise, together with his historical perspective on our company, make him qualified to serve on our board of directors.

Class II Directors
Ronald W. Eastman, age 63, has served as a director of our company since December 2009. He has been a managing director at Essex Woodlands, a growth equity firm that focuses on the healthcare industry since October 2006. From 2002 to 2006, Mr. Eastman was the Chief Executive Officer of Rinat Neuroscience Corporation, a biotech company spun out of Genentech, Inc. Mr. Eastman currently serves on the boards of directors of Corium International, Inc., a biotechnology company, as well as on several privately held life sciences companies. Mr. Eastman holds a B.A. from Williams College and an M.B.A. from Columbia University. In addition, through his service as a director on numerous corporate boards, Mr. Eastman has extensive and valuable corporate governance, board oversight and transactional experience. Our board of directors believes that such experience allows Mr. Eastman to make valuable contributions to our board of directors.
Mark A. Prygocki, Sr., age 49, has served as a director and Chairman of the Audit Committee of our company since May 2014. Mr. Prygocki worked at Medicis Pharmaceutical Corporation, or Medicis, a biopharmaceutical company, for more than 20 years and served as President from July 2010 to December 2012. Prior to that, Mr. Prygocki held several senior-level positions at Medicis, including Chief Operating Officer, Executive Vice President, and Chief Financial Officer and Treasurer. Mr. Prygocki’s previous experience includes work at Citigroup, an investment banking firm, in the regulatory reporting division. Prior to that, Mr. Prygocki spent several years in the audit department of Ernst & Young, LLP. Mr. Prygocki currently serves on the Board of Directors of Clarus Therapeutics, Inc. as well as Chairman of its audit committee. He is certified by the Arizona State Board of Accountancy and the New York Society of CPAs. Mr. Prygocki serves on the board of Whispering Hope Ranch Foundation, a non-profit organization that assists children with special needs. Mr. Prygocki holds a B.S. in accounting from Pace University. Our board of directors believes that Mr. Prygocki’s operating experience and financial expertise in the biopharmaceutical industry, combined with his prior financial and board positions, make him qualified to serve on our board of directors.
Jonathan Tunnicliffe, age 50, has served as a director of our company since May 2011. He is currently a Partner of NovaQuest Capital Management, L.L.C., an investment firm that focuses on the biopharmaceutical sector, a position he has held since November 2010. From 2000 until 2010, he was global head of due diligence for the NQ business unit of Quintiles Transnational, a contract research company. Mr. Tunnicliffe was previously a founding member and Director of Operations of a specialized clinical research organization, S-Cubed Inc. In Mr. Tunnicliffe’s earlier career, he was a medical statistician at SmithKline and French (now Glaxo SmithKline) and at the University of Sheffield. Mr. Tunnicliffe holds a B.Sc. in Mathematical Statistics from the University of Liverpool, a Master of Science in Medical Statistics from the University of Newcastle-upon-Tyne and an M.B.A. from Sheffield Hallam University. He also holds a Postgraduate Diploma in Marketing from the Chartered Institute of Marketing in the United Kingdom. Our board of directors believes that Mr. Tunnicliffe’s medical, biopharmaceutical investment and operating experience, combined with his prior board positions, make him qualified to serve on our board of directors.
Ronald Wooten, age 56, has served as a director of our company since October 2013. Mr. Wooten has been a partner of NovaQuest Capital Management, L.L.C., an investment firm that focuses on the biopharmaceutical sector, since its inception in November 2010, and has been the head of the investment committee of the General Partner of NovaQuest Pharma Opportunities Fund III. From 2000 until November 2010, he was president for the NovaQuest business unit of Quintiles Inc., a contract research company. Mr. Wooten was previously Executive Vice President of Quintiles and served on its board of directors from January 2008 to November 2010. Mr. Wooten’s previous experience includes nine years with First Union Securities, where he served as a Managing Director of Investment Banking. Mr. Wooten holds a B.A. degree in Chemistry from the University of North Carolina at Chapel Hill and an M.B.A. from Boston University. Our board of directors believes that Mr. Wooten’s biopharmaceutical, investment and operating experience, combined with his prior board positions, make him qualified to serve on our board of directors.
Class III Directors
L. Daniel Browne, age 54, is one of our co-founders and has served as our President and Chief Executive Officer and a member of our board of directors since we commenced operations in 2002. Mr. Browne served as President and Chief Executive Officer of Neomend, Inc., a medical technology and biomaterials company, from 2001 to 2003. From 1997 through 2000, Mr. Browne served as President of Prograft Medical Inc., a medical technology company. Previously, Mr. Browne served for more than 16 years in leadership positions in product development, sales and marketing and business development in the Gore Medical Products Division of W.L. Gore & Associates, Inc., a global technology company, lastly as Business Leader in the Medical Products Division. Mr. Browne holds a B.S. from the University of Hawaii in Cell and Molecular Biology and an M.B.A. from Pepperdine University. Our board of directors believes that Mr. Browne is qualified to serve on our board of directors based on such experience and leadership roles, and his management perspective of the company, including our strategic opportunities and challenges and his track record of new product development, sales and marketing and value creation, each of which relates to our commercial opportunities.
Robert Byrnes, age 71, has served as a director of our company since August 2004. Mr. Byrnes has spent over forty years in the medical device and biotechnology industries. From October 1997 until October 2002, and from January 2005 to the present, Mr. Byrnes has served as the President and Chief Executive Officer of Roan, Inc., an advisory service for healthcare organizations. From November 2002 to January 2005, he served as the President and Chief Executive Officer of Thermage, Inc., a medical device company focused on non-invasive tissue tightening. Mr. Byrnes has also served as Chairman and Chief Executive Officer of Tokos Medical Corporation, a healthcare services company, President of Caremark, Inc., a home healthcare service company, and Vice President of Marketing and Business Development for Genentech, Inc., a biotechnology company. Mr. Byrnes holds a B.S. in Pharmacy from Ferris State University and an M.B.A degree in Marketing and Finance from Loyola University, Chicago. Our board of directors believes that Mr. Byrnes’s operating experience in the medical device and biotechnology industries, combined with his prior board positions, make him qualified to serve on our board of directors.
Philip J. Vickers, Ph.D., age 56, has served as a director of our company since February 2015. Dr. Vickers has over 25 years in the pharmaceutical industry experience. Since 2011, he has been serving as Global Head of Research and Development at Shire where he is responsible for overseeing preclinical research and development, clinical research, regulatory affairs, and medical affairs. He oversees the organization’s growing product portfolio and plays a key role in developing and executing Shire’s global business strategy. Dr. Vickers is a member of Shire’s Executive and Pipeline Committees. Prior to Shire, he was Chief Scientific Officer and President at Resolvyx Pharmaceuticals, or Resolvyx, a biopharmaceutical company, from 2009 and 2011 where he was a member of the board of directors, with accountability for all preclinical and clinical research, as well as partnering with investors, external business development partners, and establishing external collaborations. Prior to Resolvyx, he served in various capacities with international biopharmaceutical companies including Boehringer-Ingelheim Pharmaceuticals Inc., Pfizer and Merck Frosst Centre. Dr. Vickers holds a Ph.D. in Biochemistry from the University of Toronto, and a Bachelor of Science degree in Applied Biochemistry from the University of Salford, Manchester. He was also a Visiting Fellow at the National Cancer Institute in Bethesda, Maryland. Our board of directors believes that Dr. Vickers' experience at multiple pharmaceutical companies and his expertise in the development and commercialization of pharmaceutical products make him qualified to serve on our board of directors.
Executive Officers
The following table sets forth information concerning our executive officers as of March 4, 2016:

Name	Age	Position(s)
Executive Officers
L. Daniel Browne	54	President, Chief Executive Officer and Director
Abhay Joshi, Ph.D.	53	Chief Operating Officer
Curtis Ruegg, Ph.D.	53	Executive Vice President, Technical Operations
Lauren P. Silvernail	57	Chief Financial Officer and Chief Business Officer
L. Daniel Browne. Mr. Browne’s biography is included above under the section titled “— Board of Directors — Class III Directors.”
Abhay Joshi, Ph.D. has served our Chief Operating Officer since December 2015. Dr. Joshi brings over twenty years of global experience as a pharmaceutical and biotechnology executive. From March of 2007 to December 2015, Dr. Joshi served as the President and Chief Executive Officer of Alvine Pharmaceuticals, Inc., a pharmaceutical company developing therapeutic products for the treatment of autoimmune and inflammatory diseases, where he was responsible for overseeing all aspects of the company's business. Prior to Alvine Pharmaceuticals, he served as an Executive Vice President, Chief Technical Officer and member of the Executive Committee at CoTherix, Inc., which was acquired by Actelion Ltd in 2007. Prior to CoTherix, Dr. Joshi was the Vice President of Global Technical Operations, Specialty Pharmaceuticals at Allergan, Inc., where he was responsible for the company’s global biologics manufacturing operations for BOTOX® and its Latin America and Asia Pacific pharmaceutical operations, and held a series of senior management positions. Dr. Joshi currently serves on the board of directors of Genyous Biomed International. Dr. Joshi received his BTech in Chemical Engineering from the Indian Institute of Technology, New Delhi, an MSE and a Ph.D. in Chemical Engineering from the University of Michigan, Ann Arbor, and an MBA from the University of California, Irvine.

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
Lauren P. Silvernail has served as our Chief Financial Officer and Chief Business Officer since December 2015 and Chief Financial Officer and Executive Vice President, Corporate Development from March 2013 to December 2015. From 2003 to 2012, Ms. Silvernail was Chief Financial Officer and Vice President of Corporate Development at ISTA Pharmaceuticals, Inc., a pharmaceutical research and development company. During her tenure at ISTA, revenues grew to more than $160 million and headcount increased to more than 340 employees by the time ISTA was purchased by Bausch & Lomb in June 2012. From 1995 to 2003, Ms. Silvernail served in various operating and corporate development positions with Allergan, Inc., a pharmaceutical company, including Vice President, Business Development. Prior to joining Allergan, Inc., Ms. Silvernail worked at Glenwood Ventures, an investment firm, as a General Partner. Ms. Silvernail holds a B.A. in Biophysics from the University of California, Berkeley and an M.B.A. from the Anderson Graduate School of Management at the University of California, Los Angeles.
Governance and Board Composition
Board Committees. Our board of directors has an audit committee, a compensation committee, a nominating and corporate governance committee and a science and technology committee. Our board of directors may establish other committees to facilitate the management of our business. Members serve on these committees until their resignation or until otherwise determined by our board of directors.
Audit Committee. Our audit committee currently consists of Mr. Byrnes, Mr. Prygocki, and Dr. Glasheen. Our board of directors has determined that all current members of our audit committee satisfy the independence requirements under the NASDAQ listing rules and Rule 10A-3(b)(1) of the Exchange Act. Each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. The chair of our audit committee is Mark A. Prygocki, Sr. Our board of directors has determined that each of Messrs. Byrnes and Prygocki is an “audit committee financial expert” within the meaning of the SEC regulations. Our board of directors has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, applicable requirements of the NASDAQ listing rules and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and comply with future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

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
To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all of our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Form 4s reporting annual option grants on May 7, 2015 to our non-employee directors were filed on May 14, 2015 and May 15, 2015.

ITEM 11.	EXECUTIVE COMPENSATION
Our named executive officers, or NEOs, consisting of our principal executive officer and the next two most highly compensated executive officers during 2015, are:

•	L. Daniel Browne, President and Chief Executive Officer;

•	Lauren P. Silvernail, Chief Financial Officer and Chief Business Officer; and

•	Abhay Joshi, Ph.D., Chief Operating Officer.
Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during 2015 and 2014.

Name and Principal Position	Year	Salary($)		Bonus($)		Stock Awards	Option Awards($)(2)	Nonequity Incentive Plan Compensation(1)	All Other Compensation($)		Total($)
L. Daniel Browne	2015	$482,000		$—		$706,005	$2,309,582	$278,355	$—		$3,775,942
President and Chief Executive Officer	2014	$452,352		$—		$3,093,120	$5,207,855	$158,323	$44,003	(6)	$8,955,653
Lauren P. Silvernail	2015	$362,505		$—		$118,317	$387,054	$150,780	$67,392	(5)	$1,086,048
Chief Financial Officer and Chief Business Officer	2014	$323,440		$—		$451,080	$757,058	$124,524	$67,461	(7)	$1,723,563
Abhay Joshi, Ph.D.	2015	$21,718	(3)	$—	(4)	$1,248,500	$4,340,387	$—	$—		$5,610,605
Chief Operating Officer

(1)
Amounts shown in this column represent cash bonus awards granted to our NEOs under our annual incentive plan. Such bonuses are tied to achievement against clinical and financial goals that are set in the first quarter of the applicable fiscal year, with payouts determined after the close of the year and primarily based on our level of achievement against those goals.

(2)
The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, or ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 16 to our financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(3)	Dr. Joshi's annual base salary for 2015 was $440,000. The amount shown reflects the salary earned from his date of hire in December 2015 through December 31, 2015.

(4)	A $200,000 signing bonus will be paid in installments in 2016.

(5)	Represents taxable fringe benefits for housing and travel.

(6)	Includes payout of $43,494 for excess vacation and $509 in other taxable benefits.

(7)	Includes taxable fringe benefits of $66,887 for housing and travel and $574 in other taxable benefits.
Outstanding Equity Awards at December 31, 2015
The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2015.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested	Market Value of Shares That Have Not Vested
L. Daniel Browne	20,000	—	$2.55	4/29/2018	—	—
	24,621	—	$2.55	7/20/2020	—	—
	192,942(1)	105,808	$8.70	5/26/2023	—	—
	49,791(2)	49,792	$9.15	12/16/2023	—	—
	117,087(3)	178,713	$32.22	5/18/2024	—	—
	56,489(4)	190,011	$16.23	1/27/2025	—	—
	—	—	$—	—	64,000(5)	$2,186,240
	—	—	$—	0	43,500(6)	$1,485,960
Lauren P. Silvernail	66,256(7)	30,117	$8.70	5/23/2023	—	—
	17,020(3)	25,980	$32.22	5/18/2024	—	—
	9,466(4)	31,844	$16.23	1/27/2025	—	—
	—	—	$—	—	9,334(5)	$318,849
	—	—	$—	—	7,290(6)	$249,026
Abhay Joshi, Ph.D.	666	—	$6.60	9/18/2016	—	—
	666	—	$4.20	4/28/2019	—	—
	666	—	$2.55	4/29/2018	—	—
	—	206,250(8)	$36.32	12/13/2025	—	—
	—	—	$—	—	34,375(9)	$1,174,250

(1)
This option was granted on May 27, 2013. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(2)
This option was granted on December 17, 2013. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(3)
This option was granted on May 19, 2014. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(4)
This option was granted on January 28, 2015. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(5)
This restricted stock award was granted on May 19, 2014. The shares subject to the stock award vest over a three year period, with one-third of the shares vesting each year, subject to providing continued service to us through each vesting date.

(6)
This restricted stock award was granted on January 28, 2015. The shares subject to the stock award vest over a three year period, with one-third of the shares vesting each year, subject to providing continued service to us through each vesting date.

(7)
This option was granted on May 24, 2013. The shares subject to the stock option vest over a four year period, with 25% vesting on March 18, 2014 and the balance vesting each month over the remaining three-year period, subject to providing continued service to us through each vesting date.

(8)
This option was granted on December 14, 2015. The shares subject to the stock option vest over a four year period, with 25% vesting on December 14, 2016 and the balance vesting each month over the remaining three-year period, subject to providing continued service to us through each vesting date.

(9)
This restricted stock award was granted on December 14, 2015. The shares subject to the stock award vest over a four year period, with one-fourth of the shares vesting each year, subject to providing continued service to us through each vesting date.

Executive Employment Arrangements
We have entered into employment agreements with each of our named executive officers; these agreements have no specific term of employment and provide for at-will employment. Each employment agreement provides the NEO with an annual base salary and target bonus opportunity, eligibility for employee benefits offered to our other employees, as well as eligibility under our Executive Severance Plan, described below. The target annual bonus opportunity (expressed as a percentage of base salary) for Mr. Browne was 55% for 2015 and was increased to 66% for 2016; for Ms. Silvernail, was 40% for 2015 and was increased to 45% for 2016; and for Dr. Joshi, was 45% for 2016.
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
Employee Benefit Plans
401(k) Plan
We sponsor a 401(k) retirement plan in which our named executive officers participate on the same basis as our other U.S. employees. No matching or other company contributions were made under this plan during the year ended December 31, 2015.
Pension Benefits
We do not maintain a defined benefit pension plan for any of our employees.
Nonqualified Deferred Compensation
We do not maintain a plan providing nonqualified deferred compensation for any of our employees.
2015 Director Compensation Table
The compensation provided to our non-employee directors in 2015 is enumerated in the table below. Mr. Browne, who is also one of our employees, did not and will not receive any compensation for his services as a director.

The following table sets forth a summary of the compensation received during the year ended December 31, 2015:

Name	Fees Earned ($)	Stock Options ($)*		Total ($)
Robert Byrnes	63.75	86.77	(1)	150.52
Ronald W. Eastman	44.37	86.77	(2)	131.13
Phyllis Gardner, M.D.	46.61	86.77	(3)	133.37
James Glasheen, Ph.D.	47.00	86.77	(4)	133.77
Mark A. Prygocki	59.50	86.77	(5)	146.27
Angus C. Russell	72.00	86.77	(6)	158.77
Jonathan Tunnicliffe	41.61	86.77	(7)	128.37
Philip J. Vickers, Ph.D.	38.62	248.70	(8)	287.32
Ronald Wooten	39.50	86.77	(9)	126.27

*
The dollar amounts in this column represent the grant date fair value of the stock option award. These amounts have been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 16 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the applicable directors.

(1)	As of December 31, 2015, Mr. Byrnes had options to purchase 50,332 shares of our common stock.

(2)	As of December 31, 2015, Mr. Eastman had options to purchase 16,000 shares of our common stock.

(3)	As of December 31, 2015, Dr. Gardner had options to purchase 21,333 shares of our common stock.

(4)	As of December 31, 2015, Dr. Glasheen had options to purchase 16,000 shares of our common stock.

(5)	As of December 31, 2015, Mr. Prygocki had options to purchase 26,000 shares of our common stock.

(6)	As of December 31, 2015, Mr. Russell had options to purchase 26,000 shares of our common stock.

(7)	As of December 31, 2015, Mr. Tunnicliffe had options to purchase 16,000 shares of our common stock.

(8)	Dr. Vickers joined our board of directors in February 2015. As of December 31, 2015, Dr. Vickers had options to purchase 26,000 shares of our common stock.

(9)	As of December 31, 2015, Mr. Wooten had options to purchase 16,000 shares of our common stock.
Non-employee Director Compensation
In December 2013, our board of directors approved a non-employee director compensation policy that became effective upon the completion of our IPO, which was subsequently amended effective as of July 30, 2015 and as of January 1, 2016.
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

	Member Annual Service Retainer	Chairman Additional Annual Service Retainer
Board of Directors	$39,500	$34,500
Audit Committee	7,500	12,500
Compensation Committee	5,000	7,250
Nominating and Corporate Governance Committee	4,500	3,500
Science & Technology Committee	5,000	7,250

In addition, on the date of each annual meeting of stockholders held, each non-employee director that continues to serve as a non-employee member on our board of directors will receive an option to purchase 8,000 shares of our common stock. The exercise price of these options will equal the fair market value of our common stock on the date of grant, and these options will vest on the one year anniversary of the grant date, subject to the director’s continued service as a director. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.
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
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2015, Mr. Byrnes and Dr. Gardner served on the compensation committee, with Mr. Byrnes serving as its chair. Neither Mr. Byrnes nor Dr. Gardner are currently nor have been at any time one of our employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:(1)	2,103,261	$18.36	670,608(4)
Equity compensation plans not approved by security holders:(2)	316,844	$31.46	449,889
Total	2,420,105	$20.08	1,120,497

(1)
Includes securities issuable under the 2002 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2014 Equity Incentive Plan, or the 2014 plan, and the 2014 Employee Stock Purchase Plan, or the 2014 ESPP.

(2)
Includes securities issuable under the 2014 Inducement Plan adopted exclusively for grants of awards to individuals that were not previously our employees or directors, as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

(3)	The weighted average exercise price excludes restricted stock awards, which have no exercise price.

(4)
Includes (i) 273,948 shares of common stock available for issuance under our 2014 plan and (ii) 396,660 shares of common stock available for issuance under our 2014 ESPP. The number of shares of our common stock reserved for issuance under the 2014 plan automatically increases on January 1st of each year, starting on January 1, 2015 and continuing through January 1, 2024, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our Board of Directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 plan is 2,000,000 shares. The number of shares of our common stock reserved under the 2014 ESPP for issuance automatically increases on January 1st each year, starting January 1, 2015 and continuing through January 1, 2024, in an amount equal to the lower of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 300,000 shares of common stock, or such lesser number of shares of common stock as determined by our Board of Directors. If a purchase right granted under our 2014 ESPP terminates without having been exercised, the shares of our common stock not purchased under such purchase right will be available for issuance under our 2014 ESPP.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of January 15, 2016 by: (i) each director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. We are aware that one or more institutional investors purchased a number of shares of our common stock in amounts representing in excess of five percent of our common stock as of January 15, 2016, and as a result, one or more of such institutional investors may continue to beneficially own in excess of five percent of our common stock as of January 15, 2016. However, as of the date of this Form 10-K, other than as disclosed below, we are not aware of any filings made with the SEC with respect to the beneficial ownership of our common stock by such institutional investors and we were otherwise unable to verify the beneficial ownership of our common stock by any such institutional investor as of the date of this Form 10-K.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock issuable under options or warrants that are exercisable within 60 days after January 15, 2016, are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 28,291,267 shares of our common stock outstanding as of January 15, 2016.
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

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage of Total
Named Executive Officers and Directors:
L. Daniel Browne(1)	719,207	2.50%
Abhay Joshi (2)	36,373	*
Lauren P. Silvernail(3)	123,026	*
Robert Byrnes(4)	44,998	*
Ronald W. Eastman(5)	4,142,962	14.64%
Phyllis Gardner, M.D.(6)	13,333	*
James Glasheen, Ph.D.(7)	734,014	2.59%
Mark A. Prygocki(8)	18,000	-
Angus C. Russell(9)	18,000	*
Jonathan Tunnicliffe(10)	3,112,650	11.00%
Philip J. Vickers, Ph.D.(11)	18,000	*
Ronald Wooten(10)	3,112,650	11.00%
Directors and officers as a group (total of 13 persons)(12)	9,066,324	31.15%
Greater than 5% Stockholders:
Entities affiliated with Essex VIII(5)	4,142,962	14.64%
Entities affiliated with NovaQuest(10)	3,112,650	11.00%
Entities affiliated with Franklin Resources(13)	3,178,895	11.24%
Entities affiliated with JPMorgan Chase & Co. (14)	2,937,142	10.38%
Entities affiliated with The Bank of New York Mellon Corporation(15)	2,009,567	7.10%
Entities affiliated with BlackRock, Inc.(16)	1,564,691	5.53%

*    Represents beneficial ownership of less than 1% of the outstanding common stock

(1)
Consists of 218,677 shares of common stock and 500,121 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2016 and 409 shares of common stock held by the Dan and Brenda Browne Living Trust. Mr. Browne is a Trustee of the Dan and Brenda Browne Living Trust.

(2)	Consists of 34,375 shares of common stock and 1,998 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2016.

(3)	Consists of 22,758 shares of common stock and 100,268 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2016.

(4)	Consists of 2,666 shares of common stock and 42,332 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2015.

(5)
Consists of 8,000 shares of common stock underlying options held by Mr. Eastman that are vested and exercisable within 60 days of January 15, 2016, 3,747,332 shares of common stock held by Essex Woodlands Health Ventures Fund VIII, L.P. (“Essex Fund VIII”), 270,172 shares of common stock held by Essex Woodlands Health Ventures Fund VIII-A, L.P. (“Essex Fund VIII-A”) and 117,458 shares of common stock held by Essex Woodlands Health Ventures Fund VIII-B, L.P. (“Essex Fund VIII-B”). Essex Woodlands Health Ventures VIII, LLC, the general partner of Essex Fund VIII, Essex Fund VIII-A and Essex Fund VIII-B, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Essex Fund VIII, Essex Fund VIII-A and Essex Fund VIII-B. Ronald W. Eastman, one of our directors, is a managing member of Essex Woodlands Health Ventures VIII, LLC and may be

deemed to have shared voting power and shared power to dispose of the shares held by Essex Fund VIII, Essex Fund VIII-A and Essex Fund VIII-B. The address for Essex Fund VIII is 21 Waterway Avenue, Suite 225, The Woodlands, Texas 77380.

(6)	Consists of 13,333 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2016.

(7)
Consists of 8,000 shares of common stock underlying options held by Mr. Glasheen that are vested and exercisable within 60 days of January 15, 2016, 16,852 shares of common stock held by Technology Partners Affiliates VII, L.P. (“TPA”) and 709,162 shares of common stock held by Technology Partners Fund VII, L.P. (“TPF”). TP Management VII, L.L.C., the general partner of TPA and TPF, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by TPA and TPF. James Glasheen, one of our directors, is a managing member of TP Management VII, L.L.C. and may be deemed to have shared voting power and shared power to dispose of the shares held by TPA and TPF. The address for Technology Partners is 550 University Avenue, Palo Alto, California 94301.

(8)	Consists of 18,000 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2016.

(9)	Consists of 18,000 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2016.

(10)
Consists of 8,000 shares of common stock underlying options held by Mr. Tunnicliffe that are vested and exercisable within 60 days of January 15, 2016, 8,000 shares of common stock underlying options held by Mr. Wooten that are vested and exercisable within 60 days of January 15, 2016, and 3,096,650 shares of common stock held by NovaQuest Pharma Opportunities Fund III, L.P. (“NovaQuest”). Under NovaQuest's partnership agreement, Messrs. Tunnicliffe and Wooten are deemed to hold the options for the benefit of NovaQuest, and must exercise the options solely upon the direction of NovaQuest, which is entitled to the shares issued upon exercise. NQ HCIF General Partner, L.P., as the general partner of NovaQuest (the “NovaQuest GP”), has the power to vote and dispose of shares directly owned by NovaQuest, and NQ HCIF GP Ltd., as the general partner of the NovaQuest GP (the “NovaQuest GP Ltd.”), has the power to direct the NovaQuest GP as to such voting and disposition. Decisions with respect to the voting and disposition of the shares held by NovaQuest are made by an investment committee of the NovaQuest GP Ltd., on which Jonathan Tunnicliffe and Ronald Wooten, two of our directors, each serve. Ronald Wooten also serves on the board of directors of the NovaQuest GP Ltd. Pursuant to these positions, Jonathan Tunnicliffe and Ronald Wooten may be deemed to have shared voting power and shared power to dispose of the shares held by NovaQuest. The NovaQuest GP, the NovaQuest GP Ltd., each member of the investment committee, Mr. Tunnicliffe and Mr. Wooten disclaims beneficial ownership of the shares held by NovaQuest except to the extent of his or its pecuniary interest therein. The address for each of the foregoing persons and entities is 4208 Six Forks Road, Suite 920, Raleigh, North Carolina 27609.

(11)	Consists of 18,000 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2016.

(12)
Includes shares beneficially owned by all current executive officers and directors of the company. Consists of 8,254,538 shares of common stock and 811,786 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2016.

(13)
The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on February 10, 2016, reporting beneficial ownership as of December 31, 2015. According to the Schedule 13G, the reporting persons beneficially own a total of 3,178,895 shares of Common Stock held by Franklin Resources, Inc. (“FRI”), Franklin Advisers, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. The Schedule 13G filed by the reporting persons provides information only as of December 31, 2015, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2015 and January 15, 2016. The address for each of the foregoing persons and entities is One Franklin Parkway, San Mateo, CA 94403.

(14)
The indicated ownership is based on a Schedule 13G/A filed with the SEC by the reporting persons on January 21, 2016, reporting beneficial ownership as of December 31, 2015. According to the Schedule 13G/A, the reporting persons beneficially own a total of 2,937,142 shares of Common Stock held by JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan BankChase, National Association, J.P. Morgan Investment Management Inc., JPMorgan Asset Management (UK) Limited and J.P. Morgan Securities LLC. The Schedule 13G/A filed by the reporting persons provides information only as of December 31, 2015, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2015 and January 15, 2016. The address for each of the foregoing persons and entities is 270 Park Ave. New York, NY 10017.

(15)
The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on January 26, 2016, reporting beneficial ownership as of December 31, 2015. According to the Schedule 13G, the reporting persons beneficially own a total of 2,009,567 shares of Common Stock held by The Bank of New York Mellon Corporation and its following affiliates: The Bank of New York Mellon, The Boston Company Asset Management LLC, The Dreyfus Corporation (parent holding company of MBSC Securities Corporation), Mellon Capital Management Corporation, MAM (MA) Holding Trust (parent holding company of Standish Mellon Asset Management Company

LLC; The Boston Company Asset Management LLC) and MBC Investments Corporation (parent holding company of Mellon Capital Management Corporation; BNY Mellon Investment Management (Jersey) Ltd.). The Schedule 13G filed by the reporting persons provides information only as of December 31, 2015, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2015 and January 15, 2016. The address for each of the foregoing persons and entities is 225 Liberty Street, New York, NY 10286.

(16)
The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on January 28, 2016, reporting beneficial ownership as of December 31, 2015. According to the Schedule 13G, the reporting persons beneficially own a total of 1,564,691 shares of Common Stock held by BlackRock Inc. and its subsidiaries BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC. The Schedule 13G filed by the reporting persons provides information only as of December 31, 2015, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2015 and January 15, 2016. The address for each of the foregoing persons and entities is 55 East 52nd Street, New York, NY 10055.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions since January 1, 2015 in which (i) we have been a participant, (ii) the amount involved exceeded or will exceed $120,000, and (iii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of their immediate family or person sharing their household, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Item 11. Executive Compensation.”
Resale Registration
Resale Registration. In October 2015, we filed a registration statement on Form S-3, which was declared effective in November 2015, registering the resale of an aggregate of 8,414,711 shares of our common stock held by certain of our stockholders, which include entities affiliated with Essex Fund VIII, NovaQuest and Technology Partners. Ronald W. Eastman, a member of our board of directors, is a managing director of Essex Woodlands Health Ventures VIII, LLC, the general partner of Essex Fund VIII, Essex Fund VIII-A and Essex Fund VIII-B; Jonathan Tunnicliffe and Ronald Wooten, each a member of our board of directors, are both affiliated with the NovaQuest GP, the general partner of NovaQuest; and James Glasheen, a member of our board of directors, is a managing member of TP Management VII, L.L.C., the general partner of TPA and TPF. In connection with the resale registration, we entered into a Waiver of Registration Rights and Notice, effective as of October 16, 2015, with the selling stockholders, pursuant to which we were obligated to pay the reasonable fees and expenses of the counsel for the selling stockholders up to $30,000 and the registration expenses we incur. Consistent with our audit committee charter, our full board of directors reviewed and approved these transactions.
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
Policies and Procedures for Related Party Transactions. All transactions between us and our officers, directors, principal stockholders and their affiliates are subject to approval by the audit committee, or a similar committee consisting of entirely independent directors, according to the terms of our written Related-Person Transactions Policy and Code of Business Conduct and Ethics.
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
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our company by PricewaterhouseCoopers, or PwC, for the fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees(1)	$906,482	$1,266,360

(1)
Audit Fees consist of professional services rendered in connection with the audit of our Consolidated Financial Statements and review of our quarterly Consolidated Financial Statements. Fees for fiscal 2014 also include fees associated with our IPO completed in February 2014, which included review of our quarterly Consolidated Financial information included in our registration statement on Form S-1 filed with the SEC, as well as delivery of comfort letters, consents and review of documents filed with the SEC. Fees for fiscal 2015 and 2014 also include fees associated with our follow on offerings completed in November 2015 and June 2014, respectively, which included delivery of comfort letters, consents and review of documents filed with the SEC.

Auditor Independence
In 2015, there were no other professional services provided by PwC that would have required the audit committee to consider their compatibility with maintaining the independence of PwC.
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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Revance Therapeutics, Inc. and its subsidiary at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 4, 2016

REVANCE THERAPEUTICS, INC.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$201,615	$171,032
Short-term investments	50,688	—
Restricted cash, current portion	35	75
Prepaid expenses and other current assets	1,625	1,624
Total current assets	253,963	172,731
Property and equipment, net	19,708	19,274
Long-term investments	1,751	—
Restricted cash, net of current portion	400	435
Other non-current assets	—	29
TOTAL ASSETS	$275,822	$192,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,657	$3,149
Accruals and other current liabilities	6,245	4,145
Financing obligations, current portion	3,135	307
Notes payable, current portion and net of discount	—	2,635
Total current liabilities	12,037	10,236
Financing obligations, net of current portion	5,346	598
Derivative liabilities associated with Medicis settlement	1,414	1,541
Deferred rent	3,773	3,725
TOTAL LIABILITIES	22,570	16,100
Commitments and Contingencies (Note 11)
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized both as of December 31, 2015 and 2014; no shares issued and outstanding both as of December 31, 2015 and 2014	—	—
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of December 31, 2015 and 2014; 28,288,464 and 23,774,465 shares issued and outstanding as of December 31, 2015 and 2014, respectively	28	24
Additional paid-in capital	585,537	435,142
Accumulated other comprehensive loss	(40)	—
Accumulated deficit	(332,273)	(258,797)
TOTAL STOCKHOLDERS’ EQUITY	253,252	176,369
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$275,822	$192,469
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$300	$383	$617
Operating expenses:
Research and development	47,529	33,390	27,831
General and administrative	25,088	19,043	11,011
Total operating expenses	72,617	52,433	38,842
Loss from operations	(72,317)	(52,050)	(38,225)
Interest income	231	44	2
Interest expense	(1,190)	(10,672)	(15,164)
Change in fair value of derivative liabilities associated with the convertible notes	—	4,032	2,660
Changes in fair value of derivative liabilities associated with Medicis settlement	127	(320)	47
Change in fair value of common stock warrant liability	—	(2,151)	(621)
Change in fair value of convertible preferred stock warrant liability	—	(210)	(743)
Loss on settlement of preferred stock warrant	—	(1,356)	—
Other expense, net	(327)	(234)	(404)
Net loss	(73,476)	(62,917)	(52,448)
Unrealized loss on available for sale securities	(40)	—	—
Comprehensive loss	$(73,516)	$(62,917)	$(52,448)
Net income (loss) attributable to common stockholders (Note 15):
Basic	$(73,476)	$(62,917)	$258
Diluted	$(73,476)	$(62,917)	$1,083
Net income (loss) per share attributable to common stockholders:
Basic	$(3.02)	$(3.24)	$1.17
Diluted	$(3.02)	$(3.24)	$1.05
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	24,340,466	19,391,523	220,220
Diluted	24,340,466	19,391,523	1,029,150
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2012	1,517,381	$95,433	204,024	$—	$1,599	$—	$(218,326)	$(216,727)
Stock-based compensation expense related to stock options	—	—	—	—	548	—	—	548
Conversion of Series A and B convertible preferred stock into Series E-1 convertible preferred stock	—	(11,256)	—	—	—	—	11,256	11,256
Conversion of Series C convertible preferred stock into Series E-2 convertible preferred stock	—	(39,000)	—	—	—	—	39,000	39,000
Conversion of Series D convertible preferred stock into Series E-3 convertible preferred stock	607,476	(24,638)	—	—	—	—	24,638	24,638
Conversion of 2011 Notes into Series E-4 convertible preferred stock	4,748,484	66,954	—	—	32,008	—	—	32,008
Issuance of Series E-5 convertible preferred stock for cash at $22.50 per share in February through May 2013, net of issuance costs of $132	1,810,441	36,375	—	—	—	—	—	—
Issuance of Series E-5 convertible preferred stock as a deemed dividend	7,911	177	—	—	(177)	—	—	(177)
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	—	—	—	—	4,272	—	—	4,272
Expiration of note payable from stockholder, Series E-1	(1,694)	(63)	—	—	63	—	—	63
Exercise of stock options at $2.55 per share	—	—	4,284	—	11	—	—	11
Exercise of common stock warrants at $0.15 per share	—	—	52,481	—	7	—	—	7
Net loss	—	—	—	—	—	—	(52,448)	(52,448)
Balance — December 31, 2013	8,689,999	123,982	260,789	—	38,331	—	(195,880)	(157,549)
Issuance of common stock relating to employee stock purchase plan	—	—	25,339	—	349	—	—	349
Stock-based compensation expense related to stock options, restricted stock awards, and employee stock purchase plan	—	—	—	—	6,513	—	—	6,513
Conversion of preferred stock to common stock in connection with initial public offering	(8,689,999)	(123,982)	8,689,999	9	123,972	—	—	123,981
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	1,441	—	—	1,441
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs of $11,800	—	—	6,900,000	7	98,637	—	—	98,644
Issuance of common stock upon conversion of 2013 convertible notes in connection with initial public offering	—	—	1,637,846	2	26,204	—	—	26,206
Issuance of common stock upon net exercise of common stock warrants and related extinguishment of warrant liability in connection with initial public offering	—	—	1,158,443	1	6,489	—	—	6,490
Issuance of common stock in connection with the 2014 follow on offering, net of underwriting discounts, commissions and issuance costs of $9,000	—	—	4,600,000	5	131,330	—	—	131,335
Issuance of common stock upon net exercise of warrant	—	—	10,613	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	239,000	—	1,422	—	—	1,422
Issuance of restricted stock awards, net of repurchase	—	—	251,325	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	379	—	—	379
Issuance of common stock at $15.45 per share for services rendered	—	—	1,111	—	17	—	—	17
Termination of repurchase rights related to vesting of common stock issued pursuant to early exercises	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	(62,917)	(62,917)
Balance — December 31, 2014	—	—	23,774,465	24	435,142	—	(258,797)	176,369
Issuance of common stock relating to employee stock purchase plan	—	—	15,745	—	318	—	—	318
Stock-based compensation expense related to stock options, restricted stock awards, and employee stock purchase plan	—	—	—	—	12,388	—	—	12,388
Issuance of common stock in connection with At-The-Market offering, net of issuance costs	—	—	352,544	—	10,021	—	—	10,021
Issuance of common stock in connection with the 2015 follow-on offering, net of issuance costs	—	—	3,737,500	4	126,226	—	—	126,230
Issuance of common stock upon net exercise of warrants	—	—	68,993	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	205,735	—	2,435	—	—	2,435
Issuance of restricted stock awards, net of repurchase	—	—	169,562	—	—	—	—	—
Vested restricted stock awards used to pay for taxes	—	—	(36,080)	—	(993)	—	—	(993)
Unrealized loss on available for sale securities	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(73,476)	(73,476)
Balance — December 31, 2015	—	$—	28,288,464	$28	$585,537	$(40)	$(332,273)	$253,252
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,476)	$(62,917)	$(52,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,995	2,051	1,881
Amortization of premium on investments	601	—	—
Amortization of discount on debt and capital leases	5	1,250	4,128
Amortization of debt issuance cost	39	203	217
Change in fair value of derivative liabilities associated with convertible notes	—	(4,032)	(2,660)
Change in fair value of derivative liabilities associated with the Medicis settlement	(127)	320	(47)
Change in fair value of common stock warrant liability	—	2,151	621
Change in fair value of convertible preferred stock warrant liability	—	210	(425)
Extinguishment of warrant liability upon exercise of put option by warrant holder	—	1,356	—
Convertible preferred stock warrant modification remeasurement adjustment	—	—	1,168
Loss on extinguishment of 2013 Notes	—	8,331	—
Stock-based compensation expense	12,388	6,530	548
Interest on convertible notes converted to convertible preferred stock	—	—	9,220
Interest for 2013 Notes and Essex Notes upon issuance, non-cash	—	271	273
Capitalized interest	—	(972)	(453)
Fair value of common stock warrants issued	—	379	—
Effective interest on financing obligations	344	28	—
Loss on disposal of fixed assets	38	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(192)	(999)	422
Other non-current assets	29	(1,621)	(2,770)
Accounts payable	(692)	(3,399)	3,193
Accruals and other current liabilities	3,179	2,311	(3,832)
Payments against Medicis liabilities	—	(7,073)	(6,927)
Deferred rent	200	549	133
Net cash used in operating activities	(55,669)	(55,073)	(47,758)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,328)	(6,975)	(6,477)
Proceeds from maturities of investments	1,000	—	—
Purchases of investments	(54,087)	—	—
Change in restricted cash	75	75	75
Net cash used in investing activities	(56,340)	(6,900)	(6,402)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred 2015 follow-on offering costs	126,230	—	—
Proceeds from issuance of common stock, net of deferred at-the-market offering costs	10,021	—	—
Proceeds from failed sale-leaseback financings	9,831	—	—
Proceeds from the exercise of stock options, employee stock purchase plan, and common stock warrants	2,753	1,771	18
Net settlement of restricted stock awards to settle employee taxes	(993)	—	—
Principal payments made on capital leases and financing obligations	(2,598)	(228)	(982)
Principal payments made on notes payable	(2,652)	(12,316)	(7,594)
Proceeds from issuance of common stock, net of deferred 2014 follow-on public offering costs	—	131,880	—
Proceeds from issuance of common stock, net of deferred initial public offering costs	—	102,672	—
Proceeds from issuance of convertible notes and notes payable	—	6,750	21,903
Payments to settle warrants	—	(1,438)	—
Proceeds from issuance of convertible preferred stock, net	—	—	40,646
Net cash provided by financing activities	142,592	229,091	53,991
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,583	167,118	(169)
CASH AND CASH EQUIVALENTS — Beginning of period	171,032	3,914	4,083
CASH AND CASH EQUIVALENTS — End of period	201,615	171,032	3,914
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	802	1,182	1,590
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of Series E-1, E-2, E-3, E-4 and E-5 preferred stock into common stock	—	123,982	—
Conversion of 2013 Notes into common stock	—	26,206	—
Issuance of common stock upon net exercise of common stock warrants in connection with IPO	—	6,490	—
Fair value in excess of debt host for derivative liabilities associated with convertible notes	—	1,050	5,750
Deferred initial public offering costs	—	4,028	2,490
Deferred follow-on public offering costs	—	546	—
Conversion of preferred stock warrants to common stock warrants	—	1,441	—
Conversion of Essex Notes into financing obligations	—	1,095	—
Termination of stock option repurchase right	—	58	—
Capital contribution on the extinguishment of the prior convertible preferred stock	—	—	74,894
Capital contribution on the extinguishment of the 2011 Notes	—	—	32,008
Deemed dividend on issuance of Series E-5 convertible preferred stock	—	—	177
Issuance of common stock warrants in connection with Series E-5 convertible preferred stock financing	—	—	4,272
Issuance of common stock warrants in connection with the 2013 Notes	—	981	2,737
Property and equipment purchases included in accounts payable and accruals and other current liabilities	487	1,348	2,285
Issuance of convertible preferred stock warrants	—	80	139
Fair value of common stock warrants issued	—	379	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage biotechnology company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, combined with its patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. The Company's proprietary TransMTS technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical, and DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable. The Company is pursuing clinical development for RT001 topical and RT002 injectable in a broad spectrum of aesthetic and therapeutic indications. The Company holds worldwide rights for all indications of RT001 topical, RT002 injectable and our TransMTS technology platform.
Since commencing operations in 2002, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetics and therapeutic pharmaceutical markets, recruiting personnel and raising capital. The Company has devoted predominantly all of its resources to preclinical, clinical, and manufacturing development of RT001 topical and RT002 injectable. The Company has never been profitable and has not yet commenced commercial operations.
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. The Company has recorded net losses of $73.5 million, $62.9 million and $52.4 million for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, the Company had a working capital surplus of $241.9 million and an accumulated deficit of $332.3 million. The Company has funded its operations primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of December 31, 2015, the Company had capital resources consisting of cash, cash equivalents, and investments of $254.1 million. The Company believes that its existing cash, cash equivalents, and investments will allow the Company to fund its operating plan through at least the next 12 months.
Initial Public Offering
In February 2014, the Company completed its initial public offering, or IPO, pursuant to which the Company issued 6,900,000 shares of common stock at $16.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 900,000 additional shares of common stock, and received net proceeds of $98.6 million, after underwriting discounts, commissions, and other offering expenses. In addition, in connection with the completion of the Company’s IPO, all convertible preferred stock converted into common stock.
Follow-On Public Offerings
In June 2014, the Company completed a follow-on public offering, or the 2014 follow-on offering, pursuant to which the Company issued 4,600,000 shares of common stock at $30.50 per share, including the exercise of the underwriters’ over-allotment option to purchase 600,000 additional shares of common stock, and received net proceeds of $131.3 million, after underwriting discounts, commissions and other offering expenses.
In November 2015, the Company completed a follow-on public offering, or the 2015 follow-on offering, pursuant to which the Company issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million, after underwriting discounts, commissions and other offering expenses.
At-The-Market Offering
In March 2015, the Company entered into an At-The-Market Issuance Sales Agreement, or the ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell our common stock having aggregate proceeds of up to $50.0 million from time to time through Cowen as our sales agent. Sales of common stock through Cowen

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions we may impose). The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM agreement. During the third quarter 2015, the Company sold 352,544 shares of common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions, and other offering expenses. As of December 31, 2015, common stock for aggregate gross proceeds of $39.2 million remained available under this facility, subject to certain conditions as specified in the ATM agreement.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

2. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements of the Company include the Company’s accounts and those of its wholly-owned subsidiary, Revance Therapeutics Limited, and have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP. All significant intercompany transactions and balances have been eliminated during consolidation.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Such management estimates include the fair value of common stock prior to the IPO, accruals, stock-based compensation, fair value of convertible preferred stock and warrants, fair value of derivatives liability, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of short and long-term investments. Under the Company's Investment Policy, the Company limits its credit exposure by investing in highly liquid funds and debt obligations of the U.S. government and its agencies with high credit quality. The Company’s cash, cash equivalents, and investments are held in the United States of America. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash, cash equivalents, and investments.
 Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit, money market funds, and debt securities.
Restricted Cash
Deposits of $435,000 and $510,000 were restricted from withdrawal as of December 31, 2015 and 2014. The restriction is related to securing the Company’s facility lease and expires in 2025 in accordance with the operating lease agreement, as amended. The restrictions on these balances are being released at a rate of $75,000 per year until the balance is $400,000 and then remain at that limit until the end of the lease. These balances are included in restricted cash on the accompanying Consolidated Balance Sheets.
Investments
Short-term investments generally consist of securities with original maturities greater than three months and remaining maturities of less than one year, while long-term investments generally consist of securities with remaining maturities greater than one year. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

such determination at each balance sheet date. All of its investments are classified as available-for-sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Consolidated Statements of Operations and Comprehensive Loss and accumulated as a separate component of stockholders' equity on the Consolidated Balance Sheets. Interest income, net includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of investments, if any. The cost of securities sold is based on the specific-identification method. The Company monitors its investment portfolio for potential impairment on a quarterly basis. If the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the carrying amount of the security is reduced to fair value and a loss is recognized in operating results for the amount of such decline. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and its intent and ability to hold the security to maturity or forecasted recovery. The Company mitigates its credit risk by investing in money market funds and U.S. government agency obligations which limits the amount of investment exposure as to credit quality and maturity.
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

Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment, lab equipment, furniture and fixtures, and manufacturing equipment is depreciated over 3, 5, 5, and 7 years, respectively. Repairs and maintenance that do not extend the life or improve an asset are expensed in the period incurred.

Leasehold improvements are amortized over the lesser of 15 years years or the term of the lease. Repairs and maintenance are charged to operations as incurred. When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the Consolidated Balance Sheets and any resulting gain or loss is reflected in the Consolidated Statements of Operations and Comprehensive Loss in the period realized.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows, attributable to these assets. Should impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from those assets. There have been no such impairments of long-lived assets as of and for the years ended December 31, 2015, 2014, and 2013.
Clinical Trial Accruals
Clinical trial costs are charged to research and development expense as incurred. The Company accrues for expenses resulting from obligations under contracts with clinical research organizations (CROs), consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate expense in the Consolidated Financial Statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid expense which will be amortized as services are rendered.
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

Revenue
We recognize revenue when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. During the years ended December 31, 2015, 2014, and 2013, we received revenue through various sources, such as license and royalty agreements, which may include milestone payments.
Revenue from license agreements is recognized when an arrangement is entered into and if we have substantially completed our obligations under the terms of the arrangement and our remaining involvement is inconsequential and perfunctory. If we have significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. License fee payments received in excess of amounts earned are classified as deferred revenue until earned.
Revenue from royalty payments is contingent on sales activities by our licensees. As a result, we recognize royalty revenue when all revenue recognition criteria have been satisfied.
We recognize revenue for milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the achievement relates to past performance, and (3) the fees are nonrefundable. Milestone payments received in excess of amounts earned are classified as deferred revenue until earned.
Research and Development Expenditures
Research and development costs are charged to operations as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities.
Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differences in accounting for reporting purposes and tax

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

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
The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2015 and 2014. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal.
Stock-Based Compensation
The Company has equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and restricted stock awards, may be granted to employees, non-employee directors, and non-employee consultants. The Company also has an inducement plan under which various types of equity-based awards, including non-qualified stock options and restricted stock awards, may be granted to new employees.
For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the estimated grant-date fair values, net of an estimated forfeiture rate. For restricted stock awards to employees, the fair value is based on the closing price of the Company's common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover, and other related factors.
Stock-based compensation expense related to stock options granted to non-employees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards vest over the time period the Company expects to receive services from the non-employee.
Warrants
The Company has issued freestanding warrants to purchase shares of common stock and convertible preferred stock in connection with certain debt and lease transactions. The warrants are recorded at fair value using the Black-Scholes option pricing model.
 Common Stock Warrants
Prior to completion of the IPO, the Company accounted for warrants to purchase shares of its common stock as liabilities at fair value because these warrants may have obligated the Company to transfer assets to the holders at a future date under certain circumstances, such as change of control. The Company remeasured these warrants to current fair value at each balance sheet date, with changes in fair value recognized as a change in fair value of the warrant liability on the Consolidated Statements of Operations and Comprehensive Loss. Upon completion of the IPO, these warrant liabilities were remeasured to fair value and settled in conjunction with a cashless net exercise of these warrants. Common stock warrants classified as equity at inception are recorded to additional paid-in capital at fair value upon issuance.
Convertible Preferred Stock Warrants
The Company accounted for previously outstanding warrants to purchase shares of its convertible preferred stock that are contingently redeemable as liabilities at their estimated fair value because these warrants obligated the Company to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The warrants were subject to remeasurement to fair value at each balance sheet date, with changes in fair value recognized as a change in fair value of convertible preferred stock warrant liability on the Consolidated Statements of Operations and Comprehensive Loss. Upon

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

completion of the IPO, the convertible preferred stock warrants converted into equity-classified warrants to purchase shares of common stock.
Derivative Liabilities
The Company bifurcated and separately accounted for derivative instruments related to redemption and conversion features embedded within previously outstanding convertible notes and other derivative instruments related to payment provisions underlying the Medicis settlement. These derivatives are accounted for as liabilities, which will be remeasured to fair value as of each balance sheet date, with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Loss. The derivative liabilities associated with the 2013 Convertible Notes are no longer outstanding due to the conversion of the related convertible notes upon the IPO in February 2014. The Company will continue to record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the remaining settlement payment has been paid.
Comprehensive Loss
Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. During the year ended December 31, 2015, the Company had an unrealized loss for investments, which qualified as other comprehensive loss and, therefore have been reflected in the Statements of Operations and Comprehensive Loss. There was no comprehensive loss for the years ended December 31, 2014 and 2013.
Net Income (Loss) per Share Attributable to Common Stockholders
The Company calculated its basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities prior to the IPO. Under the two-class method, the Company determines whether it has net income attributable to common stockholders, which includes the results of operations, capital contributions and deemed dividends less current period convertible preferred stock non-cumulative dividends. If it is determined that the Company does have net income attributable to common stockholders during a period, the related undistributed earnings are then allocated between common stock and the convertible preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders. The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, which includes vested restricted stock awards. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The diluted net income (loss) per share attributable to common stockholders also includes vested restricted stock awards and, if the effect is not anti-dilutive, unvested restricted stock awards. For purposes of this calculation, options to purchase common stock, unvested restricted stock, and common stock warrants are considered common stock equivalents.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

On February 25. 2016, the FASB issued Accounting Standards Update (ASU) 2016-02 Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.
On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted. We early adopted this standard prospectively. Since the Company has a full valuation allowance, there was no impact on our previously reported Consolidated Balance Sheets.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which will require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year of the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The guidance defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. The guidance is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

3. Revenue and License Agreements
In June 2013, the Company entered into an exclusive technology evaluation agreement with the Procter & Gamble Company to co-develop and explore applications of the TransMTS® delivery technology in over-the-counter cosmetic compounds. The Company did not recognized license revenue during the year ended December 31, 2015 in connection with this agreement. The Company received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and was recognized over the estimated performance period of 9 months. The Company estimated the performance period as the remaining life of the underlying patent at the inception of the license agreement, which was periodically reevaluated. The Company recognized total license revenue of $0.1 million and $0.2 million during the years ended December 31, 2014 and 2013, respectively.
In August 2011, the Company entered into an asset purchase and royalty agreement for the sale of the Relastin product line for $0.05 million and royalties on future sales of Relastin. Accordingly, under the Relastin asset purchase agreement, the Company recognized royalty revenue of $0.3 million during each of the years ended December 31, 2015, 2014, and 2013 and $0.2 million in milestone revenue in the year ended December 31, 2013 for achievement of a one-time milestone. On April 23, 2015, the Company received notice from Valeant terminating the royalty agreement effective as of July 23, 2015; however, as of December 31, 2015, reversion of the Relastin intellectual property rights had not been completed and the Company is entitled to the minimum royalty payment until such rights are reverted back to us.
In February 2007, the Company entered into a license and service agreement and a manufacturing and supply agreement with List Biological Laboratories, Inc. (List Laboratories), a developer of botulinum toxin. The agreement, as amended in April 2009, included certain milestone payments for the preparation of botulinum toxin and the development of the toxin manufacturing process as well as royalties from future sales of botulinum toxin. The Company expensed research and development costs associated with manufacturing for RT001 topical of $2.0 million during the year ended December 31, 2013. No costs associated with this agreement were recorded during the years ended December 31, 2015 and 2014.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

4. Medicis Settlement
In July 2009, the Company and Medicis Pharmaceutical Corporation, or Medicis, entered into a license agreement granting Medicis worldwide aesthetic and dermatological rights to the Company’s investigational, injectable botulinum toxin type A product candidate. In October 2012, the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 topical and RT002 injectable from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in 2013 and the remaining $7.1 million was paid in 2014, and (iii) $4.0 million to be paid upon the achievement of regulatory approval for RT001 topical or RT002 injectable by the Company, or Product Approval Payment. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012.
The Company determined that the settlement provisions related to the Proceeds Sharing Arrangement Payment in (ii) above and Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability and periodic fair value remeasurements until settled.
As of December 31, 2013, the Proceeds Sharing Arrangement Payment derivative was remeasured to fair value. The fair value of the Proceeds Sharing Arrangement Payment derivative as of December 31, 2013 of $6.7 million was determined using an option pricing model with the following assumption: expected term of 0.1 - 0.5 years, risk-free rate of 0.01% - 0.10% and volatility of 37.00% - 47.50%. Upon the completion of our IPO, we paid $7.1 million in settlement of our remaining obligation for the Proceeds Sharing Arrangement Payment. At the settlement date, the derivative liability was remeasured to the fair value of the obligation due, or $7.1 million, and the Company recorded $0.3 million to remeasure the fair value of the derivative for the remaining obligation through the date of settlement, or February 13, 2014.
The fair value of the Product Approval Payment derivative as of December 31, 2014 in the amount of $1.5 million was determined by updating the estimate of the timing and probability of the related approval and a discount factor assuming a term of 3.5 years, a risk-free rate of 1.2% and a credit risk adjustment of 6.5%. As of December 31, 2015, the Company determined the fair value of its liability for the Product Approval Payment was $1.4 million, which was measured by assuming a term of 3.5 years, a risk-free rate of 1.4% and a credit risk adjustment of 9.0%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in mid-2019. The Company did not make any payments under the Product Approval Payment during the year ended December 31, 2015.
As a result of the fair value measurements during the years ended December 31, 2015, 2014, and 2013, the Company recognized an aggregate gain of $0.1 million, an aggregate loss $0.3 million, and an aggregate gain of $0.05 million, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

5. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds and U.S. government agency obligations, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	December 31, 2015				December 31, 2014

	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$145,747	$—	$—	$145,747	$166,038	$—	$—	$166,038
U.S. government agency obligations	52,479	—	(40)	52,439	—	—	—	—
Total cash equivalents and available-for-sale securities	$198,226	$—	$(40)	$198,186	$166,038	$—	$—	$166,038

Classified as:
Cash equivalents				$145,747				$166,038
Short-term investments				50,688				—
Long-term investments				1,751				—
Total cash equivalents and available-for-sale securities				$198,186				$166,038

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of December 31, 2015 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

As of December 31, 2015, the remaining contractual maturities of available-for-sale securities were less than two years. We had no available-for-sale securities as of December 31, 2014.

The following table classifies our marketable securities by contractual maturities (in thousands):

	December 31,
	2015	2014
Due within one year	$50,688	$—
Due between one and two years	1,751	—
Total	$52,439	$—

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. These liabilities, consisting of derivative liabilities associated with the Medicis settlement, are considered Level 3 instruments, while the assets, consisting of money market funds and U.S. government agency obligations, are considered Level 1 and Level 2 instruments, respectively. The fair value of these instruments was as follows (in thousands):

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$145,747	$145,747	$—	$—
U.S. government agency obligations	52,439	—	52,439	$—
Total assets measured at fair value	$198,186	$145,747	$52,439	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,414	$—	$—	$1,414
Total liabilities measured at fair value	$1,414	$—	$—	$1,414

	As of December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$166,038	$166,038	$—	$—
Total assets measured at fair value	$166,038	$166,038	$—	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,541	$—	$—	$1,541
Total liabilities measured at fair value	$1,541	$—	$—	$1,541

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2015 and 2014.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2014	1,541
Change in fair value	(127)
Fair value as of December 31, 2015	$1,414

Level 3 instruments consist of the Company’s derivative liabilities related to convertible notes, derivative liabilities related to the Medicis settlement, common stock warrant liabilities, and convertible preferred stock warrant liabilities.
The fair value of the derivative liabilities associated with the convertible notes was measured using the Monte Carlo valuation methodology (Note 9). Inputs used to determine estimated fair value of these derivative instruments include the probability estimates of potential settlement scenarios for the convertible notes, a present value discount rate and an estimate of the expected timing of settlement. The significant unobservable inputs used in the fair value measurement of the derivatives associated with the convertible notes are the scenario probabilities and the discount rate estimated at the valuation date. Generally, increases or decreases in the discount rate would result in a directionally opposite impact to the fair value measurement of this derivative instrument. Also, changes in the probability scenarios would have had varying impacts depending on the weighting of each specific scenario. As discussed further in Note 9, heavier weighting towards a change in control, a private investment in public equity transaction or IPO would result in an increase in fair value of this derivative instrument. The fair value upon the IPO took into account a 100% weighting towards the IPO scenario.
The fair value of the derivative liability resulting from the Medicis litigation settlement, specifically the previously outstanding liability for the derivative related to the Proceeds Sharing Arrangement Payment (Note 4), was measured using an option pricing model (Note 4). Inputs used to determine estimated fair value of this derivative include the equity value of the Company, expected timing of the respective settlement payments, a risk-free interest rate and the expected volatility. The significant unobservable inputs used in the fair value measurement of the Proceeds Sharing Arrangement Payment derivative are the equity value of the Company and the expected timing of the payments at the valuation date. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The Company settled the remaining obligation under the Proceeds Sharing Arrangement upon the IPO, and remeasured the liability to the value of the remaining Proceeds Sharing Arrangement Payment of $7.1 million.
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
The fair values of the outstanding common stock warrants and previously outstanding convertible preferred stock warrants were measured using the Black-Scholes option-pricing model (Note 16). Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date and the estimated term of the warrants.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

7. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2015	2014
Research equipment	$12,053	$10,914
Computer equipment	879	477
Furniture and fixtures	604	534
Leasehold improvements	4,164	3,833
Construction in progress	13,480	13,422
Total property and equipment	31,180	29,180
Less: accumulated depreciation and amortization	(11,472)	(9,906)
Property and equipment, net	$19,708	$19,274
Depreciation expense was $2.0 million, $2.1 million, and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, the Company had obligations to make future payments to certain vendors that become due and payable during the construction of its manufacturing facilities in Newark, California. The arrangement was accounted for as construction-in-progress and the outstanding obligations as of December 31, 2015 and 2014 were $0.03 million and $0.5 million, respectively. The Company capitalized interest costs in the amount of $1.0 million and $0.5 million within construction-in-progress during the years ended December 31, 2014 and 2013, respectively. The Company did not capitalize interest costs during the year ended December 31, 2015.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2015	2014
Prepaid expenses	$1,200	$1,085
Accounts receivable and other receivables	158	300
Other current assets	267	239
Total prepaid expenses and other current assets	$1,625	$1,624

Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following (in thousands):

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	As of December 31,
	2015	2014
Accrued compensation	$3,282	$2,088
Accrued professional service fees	471	577
Accrued manufacturing and quality control costs	207	361
Accrued clinical trial expenses	1,300	322
Accrued fixed assets	262	266
Accrued construction-in-progress obligations	25	60
Accrued interest on notes payable	—	23
Other current liabilities	698	448
Total accruals and other current liabilities	$6,245	$4,145

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

8. Notes Payable
Hercules Notes Payable
In September 2011, the Company entered into a loan and security agreement with Hercules Technology Growth Capital for $22.0 million, referred to as the Hercules Notes Payable.
The Hercules Notes Payable, which matured in March 2015 and has been repaid in full, was collateralized by all assets of the Company, and bore interest at the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25% per annum and contained covenants that required, among other things, that the Company seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 45 days after the end of each quarter and within 90 days after each year end. Starting in July 2012, the loan was repaid in 33 equal monthly payments of principal and interest of $0.8 million plus an end of term payment of $0.4 million which was paid upon maturity. In March 2015, the Hercules Notes Payable was repaid in full.
In connection with the Hercules Notes Payable, the Company issued warrants to purchase 17,977 shares of Series D convertible preferred stock at $66.75 per share, which converted to warrants to purchase common stock upon the Company's IPO. The fair value of the warrants of $0.1 million was recorded as a debt discount and is amortized to interest expense using the straight-line method over the loan term. The Company incurred $0.5 million of debt issuance costs in connection with the Hercules Notes Payable which was also amortized to interest expense over the term.
The Company made principal and interest payments on the Hercules Notes Payable of $2.6 million and $9.2 million for the years ended December 31, 2015 and 2014, respectively.
Essex Capital Notes
On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 topical commercial fill to finish line, or the Fill/Finish Line. Under the Loan and Lease Agreement, with the issuance of each Note the Company issued warrants to purchase its capital stock. The Essex Notes incurred interest at 11.5% until the completion of the IPO in February 2014. Subsequent to the IPO, the notes incurred interest at 10.375% per annum. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility, and an additional $2.5 million in January 2014 under short-term notes. In May 2014, pursuant to the terms of this agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance by $1.1 million, and sold and leased the equipment back from Essex Capital for fixed monthly payments to be paid over 3 years. The lease provides for the option to purchase the leased equipment for 10% of the original purchase amount. This transaction did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method.
On December 17, 2014, the Company entered into the First Amendment to the Loan and Lease Agreement with Essex Capital. Under the terms of this Amendment, the Company agreed to repay the outstanding debt balance of $3.9 million and issue a warrant to purchase 44,753 shares of common stock. In February 2015, the Company executed the Second Amendment to the Loan and Lease Agreement, under which the term of the facility was extended to April 15, 2015 and the purchase price for the remainder of the equipment was increased by $0.1 million to approximately $9.8 million. Concurrently with this sale, the Company will lease the equipment from Essex Capital for a fixed monthly payment to be paid monthly over 3 years. The lease provides for the option to purchase the leased equipment for 10% of the original purchase amount. This transaction also did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method.
In June 2015, the Company exercised its option to purchase all equipment sold and leased back from Essex Capital for 10% of the original purchase amount, or approximately $1.1 million, at the conclusion of the lease terms.
As of December 31, 2015, the aggregate total future minimum lease payments under the financing obligation were as follows (in thousands):

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Year Ending December 31,
2016	4,217
2017	3,936
2018	949
Total payments	9,102
In connection with the Essex Notes, the Company issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock in both December 2013 and January 2014. Subsequent to the February 2014 IPO, the previously issued warrants to purchase shares of Series E-5 convertible preferred stock converted into warrants to purchase shares of common stock. The fair value of the warrants at the issuance date of $0.2 million and debt issuance costs totaling $0.03 million were recorded as discount on debt, and amortized to interest expense using the straight-line method over the loan term. There was no interest expense for the amortization of the warrant related debt discount for the year ended December 31, 2015. The Company recognized interest expense $0.2 million for the amortization of the warrant related debt discount for the year ended December 31, 2014. There was no unamortized debt discount balance as of December 31, 2015 and 2014.
Additionally, the Company made interest payments on the Essex Notes in the amount $0.4 million for year ended December 31, 2014. There was no interest expense recorded on the Essex Notes for the year ended December 31, 2015.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

9. Convertible Notes, Warrants, and Related Derivatives
2011 Convertible Notes and Common Stock Warrants
In January 2011, the Company entered into a convertible promissory note agreement, or the 2011 Notes, and borrowed an aggregate of $40.6 million through 2012. The 2011 Notes were issued to related parties of which $30.9 million were issued to existing stockholders with holdings of 5% or more of the outstanding equity of the Company at the time of issuance. These holders were determined to be related parties because they include holders of convertible preferred stock and board members who could influence the conversion or redemption of the 2011 Notes.
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

Also, in connection with the issuance of the 2011 Notes, the Company issued warrants to purchase 77,521 shares of common stock and with a fair value of $0.2 million during the year ended December 31, 2012, with an exercise price of $0.15 per share. The relative fair value of the warrants was recorded as debt discount which was amortized to interest expense over the loan term. The Company recognized interest expense of $0.2 million from the amortization of the warrant related debt discounts during the year ended December 31, 2013. There was no unamortized warrant related debt discount balance beyond December 31, 2013.
Also, in connection with the 2011 Notes, the Company determined that the conversion and redemption features were embedded derivatives requiring bifurcation and separate accounting. The fair value of the derivative liabilities associated with the 2011 Notes at the time of issuance was recognized as an additional debt discount and was amortized to interest expense over the term of the 2011 Notes. The Company recognized interest expense of $2.8 million from the amortization of the derivative liability related debt discounts during the year ended December 31, 2013. In the year ended December 31, 2013, the 2011 Notes converted into shares of Series E-4 convertible preferred stock. Immediately prior to the conversion, the Company determined that the fair value of the derivative liabilities associated with the convertible notes were reduced to zero. There was no unamortized derivative related debt discount balance beyond December 31, 2013.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

10. Interest Expense

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
The interest expense by cash and non-cash components is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest expense
Cash related interest expense (1)	$(802)	$(1,182)	$(1,590)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	(39)	(203)	(490)
Non-cash interest expense — warrant and derivative related debt discounts	(5)	(650)	(4,128)
Non-cash interest expense — convertible notes	—	(1,250)	(9,409)
Loss on extinguishment of 2013 Notes	—	(8,331)	—
Effective interest on financing obligation	(344)	(28)	—
Capitalized interest expense (2)	—	972	453
Total non-cash interest expense	(388)	(9,490)	(13,574)

Total interest expense	$(1,190)	$(10,672)	$(15,164)

(1)	Cash related interest expense included interest payments to Hercules Notes Payable and Essex Notes.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

11. Commitments and Contingencies
Facility Lease
In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. This facility will be used for research, manufacturing, and administrative functions.

In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. As part of this agreement, the Lessor provided the Company with a tenant improvement allowance during 2014 in an amount not to exceed $3.0 million. Under the terms of the lease agreement, the Company will make total rent payments of $72.8 million for a period of 15 years commencing in January 2010. This lease was determined to be an operating lease. The payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022, however, the Company recognizes the expense on a straight-line basis over the life of the lease.
Rent expense for the years ended December 31, 2015, 2014, and 2013 was $5.3 million, $5.2 million, and $4.4 million. As of December 31, 2015, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2016	$5,222
2017	5,394
2018	5,578
2019	5,763
2020 and thereafter	26,591
Total payments	$48,548
Other Milestone-Based Commitments
The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products. The Company also has one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc. upon the achievement of regulatory approval for RT001 topical or RT002 injectable (Note 4).
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to the Company’s manufacturing facility. These agreements, which total $20.2 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. As of May 2015, the Company became subject to a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the June 2014 follow-on public offering, and the investment banking firms that acted as the underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 topical clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of its drug candidate, RT001 topical, for the treatment of lateral canthal lines at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased common stock in the follow-on public offering and seeks unspecified monetary damages and other relief. On October 5, 2015, the Company made a motion for transfer of the action to the Superior Court for the County of Santa Clara on the basis that venue was improper in San Mateo County. Plaintiff’s counsel did not oppose the transfer motion, and the action was received by Santa Clara Superior Court on November 6, 2015 and assigned the following case number, 15-CV-287794.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

12. Common Stock
As of December 31, 2015, the Company was authorized to issue up to 95,000,000 shares of par value $0.001 per share common stock.
As of December 31, 2015 and 2014, the Company had no shares of common stock subject to repurchase. The Company has also issued shares of common stock as a result of stock option exercises throughout its existence. Common stockholders are entitled to dividends when and if declared by the Board of Directors subject to the prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote. The common stockholders voting as a class are entitled to elect one member to the Company’s Board of Directors. As of December 31, 2015, no dividends have been declared.
The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2015	2014
Issuances under stock incentive plans	273,948	91,634
Issuances upon exercise of common stock warrants	61,595	198,662
Issuances under employee stock purchase plan	396,660	174,661
Issuances under inducement plan	449,889	141,500
	1,182,092	606,457

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

13. Convertible Preferred Stock
Upon completion of the Company’s IPO in February 2014, all shares of convertible preferred stock were converted into 8,689,999 shares of common stock at a ratio of 1:1. As of December 31, 2015 and 2014, there was no preferred stock outstanding.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

14. Warrants
In January 2014, in connection with the Company’s issuance of notes payable to Essex Capital (Note 8), the Company issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock. In February 2014, two holders of preferred stock warrants exercised their put options to sell 22,856 warrants at an exercise price equal to the average fair value of the Company’s stock price for 5 days preceding the exercise. The Company recorded a loss on cash settlement of $1.4 million as a result of this exercise. Upon completion of the IPO, all outstanding warrants to purchase Series E convertible preferred stock, excluding the 22,856 warrants that were exercised, converted into 173,975 warrants to purchase common stock at prices ranging from $14.95 per share to $31.50 per share, expiring in 2018 through 2021. As of December 31, 2015 and 2014, the Company had no convertible preferred stock warrants outstanding.
In January 2014, the Company issued warrants to purchase 72,248 shares of common stock in connection with the issuance of the most recent round of the 2013 Notes (Note 9). In February 2014, following the completion of the Company’s IPO, all outstanding common stock warrants net exercised into 1,158,443 shares of common stock. In May 2014, warrants to purchase 20,066 shares of common stock were net exercised into 10,613 shares of common stock. In December 2014, the Company issued Essex Capital 44,753 common stock warrants with an exercise price of $14.40 in connection with the First Amendment to the Loan and Lease Agreement as discussed in Note 8. The fair value was determined to be $0.4 million upon issuance. The fair value of the warrants upon issuance was determined using a Black-Scholes option-pricing model with the following assumptions: expected volatility of 53%, contractual term of 4 years and risk-free rate of 1.4%. The fair value of the common stock warrants was recorded to additional paid-in capital upon issuance.
In the fourth quarter of 2015, three holders of common stock warrants net exercised warrants to purchase 137,067 shares into 68,993 shares of common stock at exercise prices ranging from $14.40 to $22.43.
As of December 31, 2015 and 2014, the Company had warrants to purchase 61,595 and 198,662 shares of common stock outstanding, respectively, with a weighted average exercise price of $16.78 and $18.12, respectively, and with exercise prices ranging from $14.40 to $31.50.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

15. Net Income (Loss) per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2015, 2014, and 2013 (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(73,476)	$(62,917)	$(52,448)
Capital contribution on the extinguishment of prior convertible preferred stock	—	—	74,894
Deemed dividend on the issuance of Series E-5 convertible preferred stock	—	—	(177)
Noncumulative dividend on Series E convertible preferred stock	—	—	(13,878)
Undistributed earnings allocated to preferred stockholders	—	—	(8,133)
Net income (loss) attributable to common stockholders, basic	(73,476)	(62,917)	258
Adjustments to net income (loss) for dilutive securities	—	—	825
Net income (loss) attributable to common stockholders, diluted	$(73,476)	$(62,917)	$1,083
Net income (loss) per share attributable to common stockholders
Basic	$(3.02)	$(3.24)	$1.17
Diluted	$(3.02)	$(3.24)	$1.05
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	24,340,466	19,391,523	220,220
Stock options	—	—	167,655
Warrants to purchase common stock	—	—	641,275
Diluted	24,340,466	19,391,523	1,029,150

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2015	2014	2013
Stock options	2,420,105	1,818,323	—
Convertible preferred stock	—	—	8,689,999
Convertible preferred stock warrants	—	—	184,486
Common stock warrants	61,595	198,662	—
Unvested restricted stock awards	315,600	251,325	—

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

16. Stock Option Plan
Equity Incentive Plans
On January 23, 2014, the stockholders' approved the adoption of the 2014 Equity Incentive Plan, or 2014 EIP. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2014 EIP will not exceed 1,000,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 EIP will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued upon the exercise of ISOs under the Company’s 2014 EIP is 2,000,000 shares. The 2014 EIP provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2014 EIP provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Under the 2014 EIP, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant. Upon the effectiveness of the 2014 Plan, the Company ceased granting any equity awards under the 2012 Equity Incentive Plan and any cancelled or forfeited shares under the 2012 and 2002 Equity Incentive Plans will be retired.
On January 1, 2015, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2014, or 950,978 shares. During the year ended December 31, 2015, the Company granted stock options for 747,338 shares of common stock and 169,336 restricted stock awards under the 2014 EIP, including a stock option grants for 90,000 shares to non-employee directors. As of December 31, 2015, there were 273,948 shares available for issuance under the 2014 EIP.
2014 Inducement Plan
On August 26, 2014, the Company’s Board of Directors authorized the adoption of the 2014 Inducement Plan, or 2014 IN, which became effective immediately. Stockholder approval of the 2014 IN was not required pursuant to Rule 5635 (c)(4) of the NASDAQ Listing Rules. The 2014 IN reserves 325,000 shares of common stock and provides for the grant of NSOs that will be used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. On December 14, 2015, the Company’s Board of Directors authorized an additional 500,000 shares of common stock to be reserved for issuance under the 2014 IN. Under the 2014 IN, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant. During the year ended December 31, 2015, the Company granted stock options for 206,250 shares of common stock and 34,375 restricted stock awards under the 2014 IN. As of December 31, 2015, there were 449,889 shares available for issuance under the 2014 IN.
Under the 2014 EIP and the 2014 IN plan, restricted stock awards typically vest annually over 1, 3, or 4 years, while options typically vest over four years, either with 25% of the total grant vesting on the first anniversary of the option grant date and 1/36th of the remaining grant vesting each month thereafter or 1/48th vesting monthly.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

The following summary of stock option and restricted stock award activity, excluding 2014 IN, for the periods presented is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Balance as of December 31, 2012	32,985	306,317	$3.45	—	$—
Additional shares reserved	1,080,661	—	—
Options granted	(992,213)	992,213	8.80
Options exercised	—	(4,340)	2.55
Options cancelled/forfeited	81,125	(81,125)	6.42
Balance as of December 31, 2013	202,558	1,213,065	7.65
Additional shares reserved	1,000,000	—	—
Options granted	(728,349)	728,349	30.21
Awards granted	(212,450)	212,450	—
Options exercised	—	(238,999)	5.96
Options cancelled/forfeited	14,600	(14,600)	26.89
Awards forfeited	4,500	(4,500)	—
Shares cancelled/retired under 2002/2012 plans	(189,225)	(9,617)	—
Balance as of December 31, 2014	91,634	1,886,148	17.90
Additional shares reserved	950,978	—	—
Options granted	(747,338)	747,338	18.94
Awards granted	(169,336)	169,336	—
Options exercised	—	(205,735)	11.84
Options cancelled/forfeited	116,540	(116,540)	21.33
Awards forfeited	24,306	(24,306)	—
Awards released	—	(74,755)	—
Shares cancelled/retired under 2002/2012 plans	(19,276)	—	—
Shares traded for taxes	26,440	—	—
Balance as of December 31, 2015	273,948	2,381,486	$18.36	8.1	$33,274
Options vested and expected to vest as of December 31, 2015		2,070,287	$18.28	8.0	$32,926
Exercisable as of December 31, 2015		870,911	$16.30	7.4	$15,558

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2015 of $34.16 per share.

The total intrinsic values of options exercised as of December 31, 2015, 2014 and 2013 of $4.6 million, $2.6 million and $0.04 million were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2015, 2014, and 2013 of $34.16, $16.94 and $11.40 per share.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the stock option activity for the 2014 IN is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options and Awards	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Shares reserved	325,000	—	$—	—	$—
Options granted	(140,125)	140,125	$22.52
Restricted stock awards granted	(43,375)	43,375	$—
Outstanding as of December 31, 2014	141,500	183,500	$22.52		$—
Additional shares reserved	500,000
Options granted	(206,250)	206,250	$36.32
Restricted stock awards granted	(34,375)	34,375	—
Option forfeitures	29,531	(29,531)	$22.97
Award forfeitures	9,843	(9,843)	$—
Awards released	—	(30,532)	$—
Traded for taxes	9,640	—	$—
Outstanding as of December 31, 2015	449,889	354,219	$31.46	7.2	$1,300
Options vested and expected to vest as of December 31, 2015		314,221	$31.49	7.1	$1,281
Exercisable as of December 31, 2015		95,469	$22.77	0.9	$1,088

The following table summarizes information with respect to stock options outstanding and currently exercisable as of December 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (In Years)
$0.45 - 6.60	76,838	4.3	76,231
$8.70	549,097	7.4	319,747
$8.85 - 16.10	249,223	8.3	95,345
$16.23	384,977	8.5	102,776
$16.46 - 22.97	264,953	6.2	101,164
$24.58 - 32.00	222,945	8.7	110,719
$32.22	430,822	8.4	158,762
$32.81 - 36.32	229,250	9.9	1,636
$37.69	10,000	9.9	—
$39.57	2,000	9.9	—
	2,420,105		966,380

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information with respect to restricted stock awards outstanding as of December 31, 2015:

	Number of Awards Available for Grant	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding as of December 31, 2013	—	$—	$—
Granted	255,825	29.47	—
Vested	—	—	—
Forfeited	(4,500)	26.89	—
Outstanding as of December 31, 2014	251,325	$29.51	—
Granted	203,711	21.55	—
Vested	(105,287)	27.79	—
Forfeited	(34,149)	22.77	—
Outstanding as of December 31, 2015	315,600	$25.67	$10,781
Stock Options Granted to Employees and Non-employee Directors
During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options to employees and non-employee directors to purchase shares of common stock with a weighted-average grant date fair value of $22.70, $29.31 and $8.23 per share. As of December 31, 2015, 2014 and 2013, there was total unrecognized compensation cost for outstanding stock options and restricted stock awards of $21.5 million, $19.1 million and $3.2 million to be recognized over a period of approximately 2.8 years, 3.0 years, and 3.2 years, respectively.
The fair value of the employee and non-employee director stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6.0	6.0	6.0
Expected volatility	62.2%	57.4%	59.1%
Risk-free interest rate	1.6%	1.9%	1.3%
Expected dividend rate	0.0%	0.0%	0.0%
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

Expected Term. The expected term for employees and non-employee directors is based on the simplified method, as the Company’s stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and the Company has limited history of exercise data. The expected term for non-employees is based on the remaining contractual term.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

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
Stock Options Granted to Consultants
During the year ended December 31, 2015, the Company did not grant options to purchase shares of common stock to consultants; however, grants to consultants were made prior to 2015 and two employees converted to consultants during 2015.
Stock-based compensation expense related to stock options granted to consultants (other than non-employee directors) is recognized as the stock options are earned. During the years ended December 31, 2014 and 2013, the Company granted options to purchase 13,333 shares and 76,666 shares of common stock to consultants with a weighted-average exercise price of $15.45 and $8.74 per share.
Stock-based compensation expense related to stock options granted to consultants is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of the stock options vested is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	8.2	7.3	9.0
Expected volatility	73.0%	56.1%	58.8%
Risk-free interest rate	2.0%	2.1%	2.7%
Expected dividend rate	0.0%	0.0%	0.0%

2014 Employee Stock Purchase Plan
On January 22, 2014, the Company’s Board of Directors authorized the adoption of the 2014 Employee Stock Purchase Plan, or 2014 ESPP, which became effective after adoption and approval by the Company’s stockholders on January 23, 2014. The maximum number of shares of common stock that may be issued under the Company’s 2014 ESPP was initially 200,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 300,000 shares of common stock or (iii) such lesser number of shares of common stock as determined by the Company’s Board of Directors. Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will return to the 2014 ESPP reserve and will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. The 2014 ESPP is intended to qualify as an “employee stock purchase plan,” or ESPP, under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

On January 1, 2015, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2014, or 237,744 shares. As of December 31, 2015, there were 396,660 shares available for issuance under the 2014 ESPP. For the year ended December 31, 2015, the Company recorded stock-based compensation expense of $0.1 million and issued 15,745 shares of common stock to employees under the 2014 ESPP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014
Expected term (in years)	0.5	0.5
Expected volatility	63.4%	46.8%
Risk-free interest rate	0.2%	0.1%
Expected dividend rate	—%	—%
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

Total Stock-Based Compensation
Total stock-based compensation expense related to options, awards, and ESPP to employees and non-employees was allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$6,511	$2,357	$194
General and administrative	5,877	4,173	354
Total stock-based compensation expense	$12,388	$6,530	$548
There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2015, 2014, and 2013.

On October 31, 2015, the Company entered into a separation agreement with one of its employees, pursuant to which the Company agreed to accelerate vesting of a portion of the employee’s outstanding stock options and restricted stock awards.

As the employee would have forfeited the unvested awards upon termination under the awards’ original terms, the awards would not be expected to vest under the original service conditions. The acceleration in vesting of the unvested awards resulted in a Type III modification, which occurs when there is a change from an improbable to probable vesting condition. The Company recognized the incremental fair value, which was equal to the fair value of the awards on the modification date, and recognized the stock-based compensation over the remaining requisite service period. During the year ended December 31, 2015, the Company recorded $2.4 million of stock-based compensation expense in connection with this modification.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

17. Income Taxes
Since inception, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2015, 2014, and 2013. Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$115,949	$92,859
Accruals and reserves	2,371	2,458
Stock based compensation	3,367	1,602
Tax credits	3,311	2,623
Fixed and intangible assets	4,935	5,223
Valuation Allowance	(129,933)	(104,765)
Total deferred tax assets	—	—
Deferred tax liabilities:
Debt discount	—	—
Total deferred tax liabilities	—	—
Net deferred tax assets	$—	$—
Reconciliations of the statutory federal income tax (benefit) to the Company’s effective tax for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax (benefit) at statutory federal rate	$(24,982)	$(21,392)	$(17,832)
State Tax (benefit) — net of federal benefit	—	79	849
Permanent differences	224	660	3,931
Debt discount	—	756	2,888
Research and development credits	(516)	3,137	(642)
Other	607	537	284
Change in valuation allowance	$24,667	$16,226	$10,522
Provision for taxes	$—	$3	$—

The valuation allowance is determined using an assessment of both negative and positive evidence. Based on the available objective evidence and the Company’s history of losses management believes it is more likely than not that the net deferred tax assets will not be realized. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2015 and 2014 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by $25.2 million and $19.3 million during the years ended December 31, 2015 and 2014, respectively. The valuation allowance increased primarily due to an increase in the net operating loss carryforwards incurred during the taxable years. During the year ended 2015, the Company performed an analysis of the fixed and intangible assets and NOL carry forwards to assess whether an additional carryforward may be available to offset future taxable income. Based on this analysis, the Company corrected the fixed and intangible assets to $5.2 million and the NOL carryforward to $92.9 million as of December 31, 2014.  The fixed and intangible assets and the NOL carryforward were previously presented in our annual report on Form 10-K for year ended December 31, 2014 as $1.7 million and $93.3 million, respectively.
As of December 31, 2015, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for Federal, California, and New Jersey income tax purposes of $318.2 million, $162.3 million, and $243.8 million,

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

respectively. If not utilized, the Federal net operating loss carryforward begin expiring in 2020, the California net operating loss carryforwards began expiring in 2010, and the New Jersey state net operating loss carryforwards begin expiring in 2030. The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises. As of December 31, 2015, the net operating loss reported as a deferred tax asset for Federal and State purposes does not include approximately $8.0 million attributable to excess stock option deductions. The Company follows with or without method to determine when such net operating loss has been realized.
As of December 31, 2015, the Company also had research and development credit carryforwards of $1.0 million and $5.1 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. If not utilized, the Federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that an ownership change occurred on April 7, 2004 but that all carryforwards can be utilized prior to the expiration. The Company also determined that an ownership change occurred in February 2014. As a result of the 2014 change, approximately $1.4 million of federal net operating loss carryforwards and $4.8 million of federal research and development, or R&D, credits are expected to expire unused. During the year ended December 31, 2014, the Company derecognized $1.4 million of federal NOLs and $4.8 million of federal R&D credits. Since the R&D credits for California carry over indefinitely, there was no change to the California R&D credits. The Company has reviewed its IRC §382 limitation through December 31, 2015 and have not identified any ownership changes resulting in a limitation.
The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with an IPO or as a result of future changes in its stock ownership.
The Company follows the provisions of FASB’s guidance for accounting for uncertain tax positions. The guidance prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. It is the Company’s policy to include penalties and interest related to income tax matters in income tax expense.
The unrecognized tax benefit was $1.5 million and $1.3 million at December 31, 2015 and December 31, 2014, respectively. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. No liability related to uncertain tax positions is recorded on the financial statements. During the year ending December 31, 2014, the amount of unrecognized tax benefits decreased due to limitation of research and development credits for prior periods offset by an increase for additional research and development credits generated during the year. The reversal of the uncertain tax benefits would not impact the Company’s effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.
The unrecognized tax benefit was as follows (in thousands):

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Unrecognized tax benefits
Balance as of December 31, 2012	2,012
Additions for current tax positions	276
Balance as of December 31, 2013	2,288
Decrease for prior tax positions	(1,216)
Additions for current tax positions	196
Balance as of December 31, 2014	1,268
Additions for prior tax positions	10
Additions for current tax positions	$259
Balance as of December 31, 2015	$1,537

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

18. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 18 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. The Company has made no contributions to the plan since its inception.
19. Subsequent Events
On February 2, 2016, the Company granted 60,000 stock options and 10,000 restricted stock awards under the 2014 EIP to an executive employee. The aggregate grant date fair value is estimated to be $0.9 million. On February 9, 2016, the Company granted 225,000 stock options and 33,000 restricted stock awards under the 2014 EIP to executive employees and granted 196,500 stock options and 98,250 restricted stock awards under the 2014 EIP to employees. The aggregate grant date fair value is estimated to be $6.4 million.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

20. Quarterly Results of Operations (Unaudited)
The following amounts are in thousands, except per share amounts:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2015
Revenue	$75	$75	$75	$75
Net loss	$(15,402)	$(16,805)	$(19,175)	$(22,094)
Net income (loss) attributable to common stockholders:
Basic	$(15,402)	$(16,805)	$(19,175)	$(22,094)
Diluted	$(15,402)	$(16,805)	$(19,175)	$(22,094)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.65)	$(0.71)	$(0.81)	$(0.83)
Diluted	$(0.65)	$(0.71)	$(0.81)	$(0.83)

	2014
Revenue	$158	$75	$75	$75
Net loss	$(21,426)	$(13,302)	$(13,977)	$(14,212)
Net income (loss) attributable to common stockholders:
Basic	$(21,426)	$(13,302)	$(13,977)	$(14,212)
Diluted	$(21,426)	$(13,302)	$(13,977)	$(14,212)
Net income (loss) per share attributable to common stockholders:
Basic	$(1.93)	$(0.69)	$(0.60)	$(0.60)
Diluted	$(1.93)	$(0.69)	$(0.60)	$(0.60)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, State of California on the 4th day of March, 2016.

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

Signatures	Title	Date

/s/ L. Daniel Browne	President, Chief Executive	March 4, 2016
L. Daniel Browne	Officer and Director
(Principal Executive Officer)

/s/ Lauren P. Silvernail	Chief Financial Officer and	March 4, 2016
Lauren P. Silvernail	Chief Business Officer
(Principal Financial and Accounting Officer)

/s/ Angus C. Russell	Director, Chairman	March 4, 2016
Angus C. Russell

/s/ Robert Byrnes	Director	March 4, 2016
Robert Byrnes

/s/ Ronald W. Eastman	Director	March 4, 2016
Ronald W. Eastman

/s/ Phyllis Gardner	Director	March 4, 2016
Phyllis Gardner, M.D.

Signatures	Title	Date

/s/ James Glasheen	Director	March 4, 2016
James Glasheen, Ph.D.

/s/ Mark A. Prygocki, Sr.	Director	March 4, 2016
Mark A. Prygocki, Sr.

/s/ Jonathan Tunnicliffe	Director	March 4, 2016
Jonathan Tunnicliffe

/s/ Philip J. Vickers	Director	March 4, 2016
Philip J. Vickers, Ph.D.

/s/ Ronald Wooten	Director	March 4, 2016
Ronald Wooten

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1 *	Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.1	December 31, 2013
10.2 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.2	December 31, 2013
10.3 *	Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.3	December 31, 2013
10.4 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.4	December 31, 2013
10.5 *	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014
10.6 *	Form of Restricted Stock Unit Award Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan					X
10.7*	Form of Stock Option Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-Q	001-36297	10.3	November 10, 2015
10.8*	Form of Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan					X
10.9*	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014
10.10*	Form of Indemnity Agreement by and between Revance Therapeutics, Inc. and each of its officers and directors	S-1/A	333-193154	10.8	January 27, 2014
10.11	Lease Agreement dated March 31, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.9	December 31, 2013
10.12	First Amendment to Office Lease dated April 7, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.1	December 31, 2013
10.13	Second Amendment to Office Lease and Lease dated May 17, 2010 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.11	December 31, 2013
10.14	Third Amendment to Lease, dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014

10.15+	License and Service Agreement dated February 8, 2007 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.15	December 31, 2013
10.16+	First Addendum to the License and Service Agreement dated April 21, 2009 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.16	December 31, 2013
10.17+	Development, Manufacturing and Supply Agreement dated April 30, 2010 between Revance Therapeutics, Inc. and Duoject Medical Systems Inc.	S-1	333-193154	10.17	December 31, 2013
10.18+	First Amendment to Development, Manufacturing and Supply Agreement dated April 30, 2010 between Revance Therapeutics, Inc. and Duoject Medical Systems Inc.	10-Q	001-36297	10.4	May 14, 2015
10.19+	Development and Supply Agreement dated December 11, 2009 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.18	December 31, 2013
10.20+	First Amendment to Development and Supply Agreement dated May 29, 2013 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc	S-1	333-193154	10.2	December 31, 2013
10.21+	Second Amendment to Development and Supply Agreement dated August 31, 2015 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	10-Q	001-36297	10.1	November 10, 2015
10.22+	Manufacture and Development Agreement dated May 20, 2013 between Revance Therapeutics, Inc. and American Peptide Company, Inc.	S-1	333-193154	10.19	December 31, 2013
10.23	Loan and Lease Agreement dated as of December 20, 2013 by and between Revance Therapeutics, Inc. and Essex Capital Corporation	S-1	333-193154	10.21	December 31, 2013
10.24	First Amendment to Loan and Lease Agreement, dated December 17, 2014, by and between Revance Therapeutics, Inc. and Essex Capital Corporation	8-K	001-36297	10.1	December 22, 2014
10.25	Second Amendment to Loan and Lease Agreement, dated February 26, 2015, by and between Revance Therapeutics, Inc. and Essex Capital Corporation	10-Q	001-36297	10.4	May 14, 2015
10.26*	Revance Therapeutics, Inc. Amended and Restated Executive Severance Benefit Plan	8-K	333-193154	10.1	May 13, 2015
10.27*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy					X
10.28*	Revance Therapeutics, Inc. 2016 Management Bonus Plan					X
10.29*	Revance Therapeutics, Inc. Amended and Restated 2014 Inducement Plan	8-K	001-36297	99.1	December 14, 2015
10.30*	Form of Stock Option Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-Q	001-36297	10.5	November 10, 2015

10.31*	Form of Restricted Stock Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan					X
10.32*	Executive Employment Agreement dated December 30, 2013 by and between Revance Therapeutics, Inc. and L. Daniel Browne	S-1/A	333-193154	10.25	January 27, 2014
10.33*	Executive Employment Agreement dated December 31, 2013 by and between Revance Therapeutics, Inc. and Lauren Silvernail	S-1/A	333-193154	10.27	January 27, 2014
10.34*	Executive Employment Agreement dated December 14, 2015 by and between Revance Therapeutics, Inc. and Abhay Joshi.					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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