Form 10-Q
period 2016-03-31
Revance Therapeutics, Inc.
filed 2016-05-10
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 5, 2016: 28,466,838

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,793	$201,615
Short-term investments	195,815	50,688
Restricted cash, current portion	—	35
Prepaid expenses and other current assets	1,882	1,625
Total current assets	238,490	253,963
Property and equipment, net	19,714	19,708
Long-term investments	—	1,751
Restricted cash, net of current portion	580	400
Other non-current assets	216	—
TOTAL ASSETS	$259,000	$275,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,307	$2,657
Accruals and other current liabilities	5,925	6,245
Financing obligations, current portion	3,256	3,135
Total current liabilities	12,488	12,037
Financing obligations, net of current portion	4,486	5,346
Derivative liability associated with Medicis settlement	1,428	1,414
Deferred rent	3,746	3,773
TOTAL LIABILITIES	22,148	22,570
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized both as of March 31, 2016 and December 31, 2015; no shares issued and outstanding both as of March 31, 2016 and December 31, 2015.	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of March 31, 2016 and December 31, 2015; 28,471,412 and 28,288,464 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	588,799	585,537
Accumulated other comprehensive income (loss)	186	(40)
Accumulated deficit	(352,161)	(332,273)
TOTAL STOCKHOLDERS’ EQUITY	236,852	253,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,000	$275,822
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$75	$75
Operating expenses:
Research and development	12,364	9,254
General and administrative	7,455	5,996
Total operating expenses	19,819	15,250
Loss from operations	(19,744)	(15,175)
Interest income	310	27
Interest expense	(315)	(165)
Change in fair value of derivative liability associated with Medicis settlement	(14)	(42)
Other expense, net	(125)	(47)
Net loss	(19,888)	(15,402)
Unrealized gain on available for sale securities	226	—
Comprehensive loss	$(19,662)	$(15,402)
Net loss attributable to common stockholders (Note 11):
Basic	$(19,888)	$(15,402)
Diluted	$(19,888)	$(15,402)
Net loss per share attributable to common stockholders:
Basic	$(0.71)	$(0.65)
Diluted	$(0.71)	$(0.65)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic	28,005,611	23,535,080
Diluted	28,005,611	23,535,080
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,888)	$(15,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	344	531
Amortization of premium on investment	456	—
Amortization of discount on debt and capital leases	—	5
Amortization of debt issuance cost	—	39
Change in fair value of derivative liability associated with Medicis settlement	14	42
Stock-based compensation expense	2,977	2,317
Effective interest on financing obligations	112	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(301)	(352)
Other non-current assets	—	(213)
Accounts payable	552	(1,195)
Accruals and other current liabilities	54	1,191
Net cash used in operating activities	(15,680)	(13,026)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(690)	(1,801)
Proceeds from maturities of investments	15,050	—
Proceeds from sales of investments	1,000	—
Purchases of investments	(159,754)	—
Change in restricted cash	(145)	75
Net cash used in investing activities	(144,539)	(1,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on capital leases and financing obligations	(851)	(84)
Net settlement of restricted stock awards to settle employee taxes	(224)	—
Principal payments made on notes payable	—	(2,652)
Proceeds from the exercise of stock options and employee stock purchase plan	509	173
Payment of registration statement costs	(37)	—
Net cash used in financing activities	(603)	(2,563)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(160,822)	(17,315)
CASH AND CASH EQUIVALENTS — Beginning of period	201,615	171,032
CASH AND CASH EQUIVALENTS — End of period	40,793	153,717
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	203	110
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	147	194
Deferred offering costs	179	—
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage biotechnology company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, combined with its patented TransMTS® peptide delivery system to address unmet needs in large and growing neurotoxin markets. The Company's proprietary TransMTS technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical, and DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable. The Company is pursuing clinical development for RT001 topical and RT002 injectable in a broad spectrum of aesthetic and therapeutic indications. The Company holds worldwide rights for all indications of RT001 topical, RT002 injectable and its TransMTS technology platform.
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
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. The Company had a net loss of $19.9 million and used $15.7 million of cash for operating activities during the three months ended March 31, 2016. As of March 31, 2016, the Company had a working capital surplus of $226 million and an accumulated deficit of $352.2 million. The Company has funded its operations since inception primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of March 31, 2016, the Company had capital resources consisting of cash, cash equivalents, and investments of $236.6 million. The Company believes that its existing cash, cash equivalents, and investments will allow the Company to fund its operating plan through at least the next 12 months.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the Condensed Consolidated Results of Operations and Comprehensive Loss and Cash Flows for the interim periods covered and the Condensed Consolidated Financial Position of the Company at the date of the balance sheets. The December 31, 2015 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or US GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2016, or any other future period.
The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission, or SEC, on March 4, 2016.
The Condensed Consolidated Financial Statements of the Company include the Company’s accounts and those of the Company’s wholly-owned subsidiary and have been prepared in conformity with US GAAP.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2016, except as described below.

Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such management estimates include accruals, stock-based compensation, fair value of derivative liability associated with Medicis settlement, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.

Accounting Pronouncements

On March 30, 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact that the standard will have on its financial statements.

On February 25, 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its financial statements.

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

3. Medicis Settlement
In July 2009, the Company and Medicis Pharmaceutical Corporation, or Medicis, entered into a license agreement granting Medicis worldwide aesthetic and dermatological rights to the Company’s investigational, injectable botulinum toxin type A product candidate. In October 2012, the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 topical and RT002 injectable from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in 2013 and $7.1 million in 2014, and (iii) $4.0 million to be paid upon the achievement of regulatory approval for RT001 topical or RT002 injectable by the Company, or Product Approval Payment. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012.
The Company determined that the settlement provisions related to the Proceeds Sharing Arrangement Payment in (ii) above and Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability and periodic fair value remeasurements until settled.
The Proceeds Sharing Arrangement Payment derivative was settled upon completion of our IPO. As of March 31, 2016, the Company determined the fair value of its liability for the Product Approval Payment was $1.4 million, which was measured by assuming a term of 3.25 years, a risk-free rate of 0.91% and a credit risk adjustment of 10.00%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2019. The Company did not make any payments under the Product Approval Payment during the quarter ended March 31, 2016.
4. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds, U.S. government agency obligations, and U.S. treasury securities which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	March 31, 2016				December 31, 2015
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$16,310	$—	$—	$16,310	$145,747	$—	$—	$145,747
U.S. treasury securities	157,443	186	—	157,629	—	—	—	—
U.S. government agency obligations	38,186	2	(2)	38,186	52,479	—	(40)	52,439
Total cash equivalents and available-for-sale securities	$211,939	$188	$(2)	$212,125	$198,226	$—	$(40)	$198,186

Classified as:
Cash equivalents				$16,310				$145,747
Short-term investments				195,815				50,688
Long-term investments				—				1,751
Total cash equivalents and available-for-sale securities				$212,125				$198,186

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of March 31, 2016 have been in a continuous unrealized loss position for more than 12 months, with unrealized gains and losses included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. As of March 31, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

The following table classifies our marketable securities by contractual maturities (in thousands):

	March 31, 2016	December 31, 2015
Due within one year	$195,815	$50,688
Due between one and two years	—	1,751
Total	$195,815	$52,439

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5. Fair Value Measurements
The Company determines the fair value of certain financial assets and liabilities using three levels of inputs as follows:

•	Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities; therefore, requiring an entity to develop its own valuation techniques and assumptions.

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of March 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$16,310	$16,310	$—	$—
U.S. treasury securities	157,629	157,629		—
U.S. government agency obligations	38,186	—	38,186	—
Total assets measured at fair value	$212,125	$173,939	$38,186	$—

Liabilities
Derivative liability associated with the Medicis settlement	$1,428	$—	$—	$1,428
Total liabilities measured at fair value	$1,428	$—	$—	$1,428

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$145,747	$145,747	$—	$—
U.S. government agency obligations	52,439	—	52,439	—
Total assets measured at fair value	$198,186	$145,747	$52,439	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,414	$—	$—	$1,414
Total liabilities measured at fair value	$1,414	$—	$—	$1,414

The fair value of the U.S. government agency obligations are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the three months ended March 31, 2016 and the year ended December 31, 2015.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2015	$1,414
Change in fair value	14
Fair value as of March 31, 2016	$1,428

The fair value of the remaining derivative liability resulting from the Medicis litigation settlement, specifically the derivative related to the Product Approval Payment (Note 3), was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment (Note 3). The significant unobservable inputs used in the fair value measurement of the Product Approval Payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.
6. Notes Payable and Financing Obligations
Hercules Notes Payable
In September 2011, the Company entered into a loan and security agreement with Hercules Technology Growth Capital for $22.0 million, referred to as the Hercules Notes Payable. The Hercules Note Payable matured in March 2015 and was repaid in full. The Company made principal and interest payments on the Hercules Notes Payable of $2.6 million for the three months ended March 31, 2015.

Essex Capital Notes
On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 topical commercial fill/finish line, or the Fill/Finish Line. In May 2014, pursuant to the terms of this agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance of $1.1 million, and sold and leased the equipment back from Essex Capital for fixed monthly payments to be paid over 3 years. The lease provides for the option to purchase the leased equipment for 10% of the original purchase amount. This transaction did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligations using the effective interest rate method.
On December 17, 2014, the Company entered into the First Amendment to the Loan and Lease Agreement with Essex Capital. Under the terms of this Amendment, the Company agreed to repay the outstanding debt balance of $3.9 million and issued a warrant to purchase 44,753 shares of common stock. In February 2015, the Company executed the Second Amendment to the Loan and Lease Agreement, under which the term of the facility was extended to April 15, 2015 and the purchase price for the remainder of the equipment was increased by $0.1 million to approximately $9.8 million. Concurrently with this sale, the Company will lease the equipment from Essex Capital for a fixed monthly payment to be paid monthly over 3 years. The lease provides for the option to purchase the leased equipment for 10% of the original purchase amount. This transaction also did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligations using the effective interest rate method.
In June 2015, the Company exercised its option to purchase all equipment sold and leased back from Essex Capital for 10% of the original purchase amount, or approximately $1.1 million, at the conclusion of the lease terms.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

As of March 31, 2016, the aggregate total future minimum lease payments under the financing obligations were as follows (in thousands):

Year Ending December 31,
2016	$3,163
2017	3,936
2018	949
Total payments	$8,048

7. Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets, and generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, and derived from the issuance of warrants in conjunction with notes payable, and (iii) effective interest recognized on the financing obligations. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense
Cash related interest expense (1)	$(203)	$(110)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	(39)
Non-cash interest expense — warrant related debt discounts	—	(5)
Effective interest on financing obligations	(112)	(11)
Total non-cash interest expense	(112)	(55)

Total interest expense	$(315)	$(165)

(1)	Cash related interest expense includes interest payments on the Hercules Notes Payable and the Essex Financing Obligations.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

8. Commitments and Contingencies
Facility Lease
In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. This facility is used for research, manufacturing, and administrative functions.

In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. Under the terms of the lease agreement, the payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022, however, the Company recognizes the expense on a straight-line basis over the life of the lease.
Rent expense was $1.3 million for each of the three months ended March 31, 2016 and 2015. As of March 31, 2016, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2016	$3,921
2017	5,394
2018	5,578
2019	5,763
2020 and thereafter	26,591
Total payments	$47,247
Other Milestone-Based Commitments
The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.  The Company also has one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc. upon the achievement of regulatory approval for RT001 topical or RT002 injectable (Note 3).
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to the Company’s manufacturing facility. These agreements, which total $20.7 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. As of May 2015, the Company became subject to a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the June 2014 follow-on public offering, and the investment banking firms that acted as the underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 topical clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of its drug candidate, RT001 topical, for the treatment of crow's feet at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased common stock in the follow-on public offering and seeks unspecified monetary damages and other relief. On October 5, 2015, the Company made a motion for transfer of the action to the Superior Court for the County of Santa Clara on the basis that venue was improper in San Mateo County. Plaintiff’s counsel did not oppose the transfer motion, and the action was received by Santa Clara Superior Court on November 6, 2015 and assigned the following case number, 15-CV-287794. On November 23, 2015, the Court issued an Order deeming the case complex and staying all discovery and motions pending further order.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Before proceeding with further Court action, including the filing of its motions to dismiss under California rules, the Company agreed with Plaintiff to conduct a mediation.

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
9. Warrants

As of March 31, 2016 and 2015, the Company had warrants to purchase 61,595 and 198,662 shares of common stock outstanding.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

10. Stock Option Plan
2014 Equity Incentive Plan and Inducement Plan
On January 1, 2016, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2015, or 1,131,538 shares. During the three months ended March 31, 2016, the Company granted stock options for 524,700 shares of common stock and 146,550 restricted stock awards under the 2014 EIP. As of March 31, 2016, there were 777,279 shares available for issuance under the 2014 EIP.

As of March 31, 2016, there were 413,483 shares available for issuance under the 2014 Inducement Plan, or 2014 IN.
The grant-date fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	6.0	6.0
Expected volatility	61.1%	62.7%
Risk-free interest rate	1.4%	1.4%
Expected dividend rate	—%	—%
Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company's stock price as quoted by the NASDAQ.

Expected Term. The expected term for employees and directors is based on the simplified method, as the Company’s stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and the Company has a limited history of exercise data. The expected term for non-employees is based on the remaining contractual term.
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
Forfeitures. The Company is required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	7.7	9.0
Expected volatility	73.4%	64.0%
Risk-free interest rate	1.6%	1.9%
Expected dividend rate	—%	—%

2014 Employee Stock Purchase Plan
On January 1, 2016, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2015, or 282,884 shares. As of March 31, 2016, there were 679,544 shares available for issuance under the 2014 ESPP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	0.5	0.5
Expected volatility	50.9%	49.9%
Risk-free interest rate	0.5%	0.1%
Expected dividend rate	—%	—%
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

Total Stock-Based Compensation
Total stock-based compensation expense related to options and restricted stock awards granted to employees and nonemployees and the employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$1,404	$828
General and administrative	1,573	1,489
Total stock based compensation expense	$2,977	$2,317

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2016 and 2015 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to common stockholders, basic	$(19,888)	$(15,402)
Net loss attributable to common stockholders, diluted	$(19,888)	$(15,402)
Net loss per share attributable to common stockholders
Basic	$(0.71)	$(0.65)
Diluted	$(0.71)	$(0.65)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	28,005,611	23,535,080
Diluted	28,005,611	23,535,080

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2016	2015
Stock options	2,900,675	2,331,401
Common stock warrants	61,595	198,662
Unvested restricted stock awards	426,117	393,561
Shares expected to be purchased on June 30 under the 2014 ESPP	9,034	8,532

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this Quarterly Report on this Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding the results and the timing of clinical trials in our development of RT001 topical for the treatment of crow’s feet, hyperhidrosis or other indications;

•
our expectations regarding the results and the timing of clinical trials of RT002 injectable for the treatment of glabellar lines, muscle movement disorders, including cervical dystonia, or other indications;

•	our expectations regarding our future development of RT001 topical and RT002 injectable for other therapeutic or aesthetic indications;

•
our expectation regarding the timing of our regulatory submissions for approval of RT001 topical for the treatment of crow’s feet in the United States, Europe and other countries or for the treatment of hyperhidrosis in the United States;

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
RT001 topical has the potential to be the first commercially available non-injectable formulation of botulinum toxin type A. We are studying RT001 topical for aesthetic indications, such as crow's feet, and therapeutic indications, such as axillary hyperhidrosis. RT002 injectable is a novel, injectable formulation of botulinum toxin type A designed to be a targeted and long-lasting injectable botulinum toxin treatment. We are studying RT002 injectable for aesthetic indications, such as glabellar (frown) lines and therapeutic indications, such as cervical dystonia. We believe both product candidates have the potential to expand into additional aesthetic and therapeutic indications in the future.
DaxibotulinumtoxinA for Injection (RT002)
We are developing RT002 injectable, and plan to commercialize RT002 injectable for indications where deep delivery of the botulinum toxin is required and a long-lasting effect is desired. We believe RT002 injectable may provide targeted delivery of botulinum toxin to intended treatment sites, while potentially reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and may result in long-lasting effect.
Based upon the results to date, we are further developing RT002 injectable for the treatment of glabellar lines. In December 2014, we initiated our BELMONT trial, a Phase 2, active comparator, placebo-controlled clinical trial for the treatment of glabellar lines against the market leader BOTOX® Cosmetic. The topline interim data from the trial, which we reported in October 2015, showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. We plan to conduct an End-of-Phase 2 meeting with the FDA in the second quarter of 2016. We then expect to begin Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in the second half of 2016. If approved, we believe RT002 injectable has the potential to satisfy significant unmet needs in this market.
We have also initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable in the therapeutic indication of cervical dystonia, a muscle movement disorder. The Phase 2 study is evaluating safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate-to-severe isolated cervical dystonia symptoms of the neck. We completed a planned safety analysis of the first cohort of 12 patients and based upon the results, initiated the second cohort of 12 patients. In the first cohort, RT002 injectable appeared to be safe and well-tolerated. The majority of adverse events were noted to be mild or moderate, with no serious adverse events or evidence of any systemic exposure observed. All treatment related adverse events were noted to be either resolved or resolving at the time of the planned safety analysis. These adverse events included injection site redness, cervical muscle weakness, neck pain, dysphagia, and bruising at the base of the neck.

DaxibotulinumtoxinA Topical Gel (RT001)
We are developing and plan to commercialize RT001 topical for indications where topical application provides a meaningful advantage over injectable administration. We are evaluating RT001 topical in a broad clinical program that includes aesthetic indications such as crow’s feet and therapeutic indications such as hyperhidrosis. RT001 topical has the potential to be the first approved non-injectable botulinum toxin product for the treatment of crow's feet. RT001 topical is designed to have several such advantages, including painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these potential advantages may improve the experience of patients undergoing botulinum toxin procedures and make RT001 topical suitable for multiple indications.
The first indications we are pursuing are in the fields of dermatology and plastic surgery. If approved, we believe RT001 topical can expand the overall botulinum toxin aesthetic market by appealing to new patients who would prefer a needle-free approach to treatment. The aesthetic medicine market is attractive because we believe that patients in this market tend to be open to trying new products and are willing to pay for aesthetic procedures out of pocket, reducing reliance on reimbursement. We are focused on this market not only because of its size and growth potential but also because, in the United States and Europe, this market can be accessed by a specialty sales force and distributor network.
We are in a Phase 3 development program of RT001 topical in North America for the treatment of crow's feet. In 2015, we initiated REALISE 1, a pivotal Phase 3 clinical trial designed to evaluate the safety and efficacy of a single, bilateral administration of RT001 topical compared to placebo in subjects with moderate to severe crow's feet. We expect to report efficacy data from this study in the second quarter of 2016, and if successful, will need to conduct additional Phase 3 studies in order to submit our Biologics License Application, BLA, to the FDA.
We are also developing RT001 topical for therapeutic applications where botulinum toxin has shown efficacy and that are particularly well suited for needle-free treatments. We have completed initial Phase 2 clinical trials for the treatment of primary axillary hyperhidrosis, and for the prevention of chronic migraine headache. In September 2015, we initiated an additional randomized, double-blinded, dose-ranging, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of a single, bilateral application of RT001 topical for the treatment of primary axillary hyperhidrosis. This trial evaluated efficacy of two different doses of RT001 as compared to placebo. In December 2015, we reported positive interim results and, although the trial sample size was not chosen to meet statistical significance, using quantitative gravimetric measurements, the data were positive and showed that a single treatment of the higher dose of RT001 topical gel achieved clinically meaningful and statistically significant (p=0.003) efficacy at Week 4. On the primary qualitative assessment using the Hyperhidrosis Disease Severity Scale, or HDSS, by Week 4, there was no statistical difference between treatment and placebo. This clinical study indicated that RT001 topical appeared to be well-tolerated with no serious adverse events related to the study drug or study treatment procedures or other safety concerns. The most common treatment-related events reported were application site erythema (redness), folliculitis (razor bumps) and application site pain. We plan to advance RT001 topical into a next Phase 2 study for the treatment of hyperhidrosis in 2016.
Since commencing operations in 2002, we have devoted substantially all our efforts to identifying and developing our product candidates for the aesthetic and therapeutic markets, recruiting personnel, raising capital, and preclinical and clinical development of, and manufacturing capabilities for, RT001 topical and RT002 injectable. We have retained all rights to develop and commercialize RT001 topical and RT002 injectable worldwide. We have not filed for approval with the U.S. Food and Drug Administration, or FDA, for the commercialization of RT001 topical or RT002 injectable to treat any indication, and we have not generated any revenue from product sales for RT001 topical or RT002 injectable.

Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period.

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	—%
Total revenue	$75	$75	—%
Our total revenue for the three months ended March 31, 2016 remained unchanged, compared to the same period in 2015, due to minimum royalty payment obligations pursuant to the Relastin royalty agreement.
In August 2011, we entered into an agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. In accordance with the agreement, we expect to receive royalties equal to at least $0.3 million per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based on sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement; however, the royalty agreement could be terminated with 90 days' notice with the rights to the Relastin line reverting back to us. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015; however, as of March 31, 2016, reversion of the Relastin intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $75,000 for each of the three months ended March 31, 2016 and 2015 as set forth in the Relastin royalty agreement.
Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Research and development	$12,364	$9,254	34%
General and administrative	7,455	5,996	24%
Total operating expenses	$19,819	$15,250	30%
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2016 increased by 34% compared to the same period in 2015, primarily due to increased costs related to personnel, stock-based compensation, pre-clinical and toxicology studies, and clinical trial expenditures, which increased primarily due to our RT002 injectable Phase 2 study for the treatment of cervical dystonia and our RT001 topical Phase 3 program for the treatment of moderate to severe crow’s feet.
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

Stock-based compensation for research and development was $1.4 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2016 increased by 24% compared to the same periods in 2015, primarily due to increased costs related to personnel, legal matters, and stock-based compensation.

Stock-based compensation for general and administration was $1.6 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.
Non-operating Expenses
Interest Income
Interest income consists primarily of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets, and generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, and derived from the issuance of warrants in conjunction with notes payable, and (iii) effective interest recognized on the financing obligations. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
The interest expense by cash and non-cash components is as follows:

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(203)	$(110)	85%

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	(39)	(100)%
Non-cash interest expense — warrant related debt discounts	—	(5)	(100)%
Non-cash interest expense - financing obligations	(112)	(11)	918%
Total non-cash interest expense	$(112)	$(55)	104%

Total interest expense	$(315)	$(165)	91%

(1)	Cash related interest expense included interest payments on the Hercules Notes Payable and the Essex Financing Obligations.
Interest expense for the three months ended March 31, 2016 increased by 91%, compared to the same period in 2015, due to increase in cash related interest expense and effective interest on the financing obligations, which commenced in the second quarter of 2015.

Change in Fair Value of Derivative Liability Associated with the Medicis Settlement
The Product Approval Payment associated with the Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability will be remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid.

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Interest income	$310	$27	1,048%
Interest expense	(315)	(165)	91%
Change in fair value of derivative liability associated with the Medicis settlement	(14)	(42)	(67)%
Other expense, net	(125)	(47)	166%
Total non-operating expenses	$(144)	$(227)	(37)%

Our total non-operating expense for the three months ended March 31, 2016 decreased by 37%, compared to the same period in 2015, primarily due to an increase in interest income due to higher balances in our money market funds and investments, offset by interest expense, which is described above, and higher local taxes and bank fees.
Liquidity and Capital Resources
Through March 31, 2016 we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million, after underwriting discounts, commissions and other offering expenses. In March 2015, we entered into an At-The-Market, or ATM, sales agreement, or the 2015 ATM agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell our common stock having aggregate proceeds of up to $50.0 million from time to time. During the third quarter of 2015, we sold 352,544 shares of our common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions and other offering expenses. On March 7, 2016, we entered into an ATM Sales Agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. No sales of our common stock have taken place under this Agreement as of March 31, 2016. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated.
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
We have never been profitable and, as of March 31, 2016, had an accumulated deficit of $352.2 million. We incurred net losses of $19.9 million and $15.4 million in the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had cash, cash equivalents, and investments of $236.6 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT001 topical and RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

Cash Flows
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(15,680)	$(13,026)
Net cash used in investing activities	(144,539)	(1,726)
Net cash used in financing activities	(603)	(2,563)

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

Cash used in operating activities of $15.7 million during the three months ended March 31, 2016 resulted primarily from our net loss of $19.9 million, offset by stock-based compensation expense of $3.0 million, amortization on investment premiums of $0.5 million, depreciation expense of $0.3 million, and other adjustments of $0.1 million. The increase in our net operating assets and liabilities by $0.3 million was primarily due to an increase in accounts payable and accruals and other current liabilities by $0.6 million offset by decreases in prepaid and other currents assets and other non-current assets by $0.3 million.

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
Cash Flows from Investing Activities
Cash used in investing activities was $144.5 million for the three months ended March 31, 2016 consisting of $159.8 million for purchases of investments, increase in restricted cash of $0.1 million, and in purchases of property and equipment of $0.7 million offset by sales and maturities of short-term investments of $16.1 million.

Cash used in investing activities was $1.7 million for the three months ended March 31, 2015 consisting of $1.8 million in purchases of property and equipment offset by a reduction of our restricted cash of $0.1 million.

Cash Flows from Financing Activities
Cash used in financing activities was $0.6 million for the three months ended March 31, 2016 comprised of proceeds from the exercise of stock options of $0.5 million offset by principal payments on our financing obligations and capital leases of $0.9 million and net settlement of restricted stock awards to settle employee tax obligations of $0.2 million.

Cash used in financing activities was $2.6 million for the three months ended March 31, 2015 resulted in part from our principal payments on our notes payable of $2.7 million and principal payments on our financing obligations and capital leases of $0.1 million offset by proceeds from exercise of stock options and sales of shares to our employees in our ESPP of $0.2 million.
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term to initiate and complete clinical trials and other associated programs relating to RT001 topical for the treatment of crow's feet and hyperhidrosis and to initiate and complete additional clinical trials and associated programs related to RT002 injectable for the treatment of glabellar lines and indications in muscle movement disorders, such as cervical dystonia. We believe that our existing capital resources, the net proceeds from our IPO, and net proceeds from our follow-on public offerings will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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
Please see Part II, Item 1A. "Risk Factors” for additional risks associated with our substantial capital requirements.
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
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 4, 2016.
Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Our future minimum contractual commitments have not changed materially from the amounts previously reported.

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $236.6 million and $254.1 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency and treasury obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three months ended March 31, 2016 and 2015, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In general, the complaint alleges that the defendants misrepresented the then-present status of our RT001 topical clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of RT001 topical, for the treatment of crow’s feet at the time of our follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased our common stock in such follow-on public offering and seeks unspecified monetary damages and other relief. On October 5, 2015, we made a motion for transfer of the action to the Superior Court for the County of Santa Clara on the basis that venue was improper in San Mateo County. Plaintiff’s counsel did not oppose the transfer motion, and the action was received by Santa Clara Superior Court on November 6, 2015 and assigned the following case number, 15-CV-287794. On November 23, 2015, the Court issued an Order deeming the case complex and staying all discovery and motions pending further order. Before proceeding with further Court action, including the filing of our motions to dismiss under California rules, we agreed with Plaintiff to conduct a mediation.
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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our topical product candidate RT001 topical and our injectable product candidate RT002 injectable.*

To date, we have invested substantial efforts and financial resources in the research and development of RT001 topical, our topical formulation of botulinum toxin. We are in a Phase 3 development program for RT001 topical for the treatment of crow's feet. In October 2014, we initiated an open-label study designed to confirm successful transfer of the production of our RT001 topical drug product to our manufacturing facility. Following a comprehensive analysis of the data obtained in such study, we subsequently commenced and completed a second open-label study using RT001 topical in the first half of 2015. Following analysis of the data obtained from these open-label studies, taken together with our analysis of prior studies and early data from newly developed clinical methods, we decided to proceed with a RT001 topical U.S. pivotal Phase 3 clinical trial for the treatment of crow's feet, which commenced during the third quarter of 2015. In September 2015, we initiated an additional randomized, double-blinded, dose-ranging, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of a single, bilateral application of RT001 topical for the treatment of primary axillary hyperhidrosis. This trial evaluated efficacy of two different doses of RT001 as compared to placebo. In December 2015, we reported positive interim results and, although the trial sample size was not chosen to meet statistical significance, using quantitative gravimetric measurements, the data were positive and showed that a single treatment of the higher dose of RT001 topical gel achieved clinically meaningful and statistically significant (p=0.003) efficacy at Week 4. On the primary qualitative assessment using the Hyperhidrosis Disease Severity Scale, or HDSS, by Week 4, there was no statistical difference between treatment and placebo. This clinical study indicated that RT001 topical appeared to be well-tolerated with no serious adverse events related to the study drug or study treatment procedures or other safety concerns. The most common treatment-related events reported were application site erythema (redness), folliculitis (razor bumps) and application site pain. We plan to advance RT001 topical into a next Phase 2 study for the treatment of hyperhidrosis in 2016.
We have also invested substantial efforts and financial resources in the research and development of an injectable form of botulinum toxin, RT002 injectable. Based upon the results to date, we are further developing RT002 injectable for the treatment of glabellar lines and reported interim results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. The topline interim data from the trial showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. These results may not be indicative of results from future trials. We plan to conduct an End-of-Phase 2 meeting with the FDA, in the second quarter of 2016. We then expect to begin Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in the second half of 2016.
We continue to explore therapeutic indications for muscle movement disorders such as cervical dystonia. In September 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 for the treatment of cervical dystonia. The Phase 2 study is evaluating the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate-to-severe isolated cervical dystonia. We completed a planned safety analysis of the first cohort of 12 patients and based upon the results, initiated the second cohort of 12 patients. In the first cohort, RT002 injectable appeared to be safe and well-tolerated. The majority of adverse events were noted to be mild or moderate, with no serious adverse events or evidence of any systemic exposure observed. All treatment related adverse events were noted to be either resolved or resolving at the time of the planned safety analysis. These adverse events included injection site redness, cervical muscle weakness, neck pain, dysphagia, and bruising at the base of the neck.

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
RT001 topical is currently in Phase 3 development and our RT002 injectable is in Phase 2 development. Our business currently depends substantially on their successful development, regulatory approval and commercialization. We currently have no drug or biologic products approved for sale, and we may never obtain regulatory approval to commercialize RT001 topical or RT002 injectable. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market RT001 topical or RT002 injectable in the United States until we receive approval of a BLA from the FDA. We are also not permitted to market RT001 topical or RT002 injectable in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.
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
Further, after our Phase 2 clinical trials, we used the FDA’s Formal Dispute Resolution process to obtain confirmation from the FDA that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for continued clinical trials. At the end of this process, the FDA indicated that the final product indication would depend on the patient populations studied, the data collected, and the interpretation of the data during the BLA review process. The FDA also indicated its expectation for demonstration of the paralytic mechanism of action in RT001 topical to be assessed at maximum contraction to inform its analysis of the risks and benefits of RT001 topical. Our clinical development program for RT001 topical is designed to measure effect at maximum contraction as an additional assessment endpoint to demonstrate botulinum toxin's effect on the muscle. However, age-related crow's feet of the upper face are the lines visible "at rest," and the primary endpoint of our clinical development program measures the efficacy of RT001 topical by a composite of physician and patient assessments "at rest."
In August 2014, the FDA issued a Draft Guidance prepared by the Division of Dermatology and Dental Products entitled "Upper Facial Lines: Developing Botulinum Toxin Drug Products." The Draft Guidance, among other things, recommends assessing the primary endpoint measurement for efficacy at maximum contraction, recommends defining treatment success as a score of 0 or 1 and at least a two grade reduction on both investigator and subject assessments, and recommends that review of photographs at maximum contraction by a masked independent committee be a required secondary efficacy measurement. We responded to the FDA's request for public comment on the non-binding Draft Guidance on October 30, 2014 and our response was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 4, 2014. We do not know when the guidance will be finalized, if at all, or the recommendations that will be contained therein. Even if final guidance is issued by the FDA, industry may pursue approval using an alternative approach if the approach satisfies the requirements of the applicable statutes and regulations. After consultation with our regulatory consultants, and based on the outcome of our Formal Dispute Resolution and related written confirmation from the FDA that we could proceed with Phase 3 development, we plan to complete our RT001 topical clinical trials using our current primary endpoint assessment by a composite of investigator and patient assessments "at rest," supplemented by an additional assessment at maximum contraction to demonstrate the paralytic mechanism of action in RT001 topical is botulinum toxin effect.
While the FDA provided written confirmation that our proposed indication, primary endpoint assessment and primary endpoint measurement were acceptable for Phase 3 clinical trials, the FDA has not confirmed that our proposed indication, primary endpoint assessment and primary endpoint measurement are acceptable for regulatory approval. Our REALISE 1 clinical trial includes collection of electromyography, or EMG, measurements of the paralytic effect on muscle as an exploratory endpoint. We intend to meet with FDA to discuss the REALISE 1 results, when available and if successful, to provide this objective correlative data for assessment of wrinkle severity, in order to obtain clear guidance for the role EMG data can play in our second pivotal Phase 3 trial. FDA may reject EMG data or may disagree with whether the data is supportive. While we did obtain written confirmation with respect to these aspects of our Phase 3 clinical trial designs, there is no assurance that the FDA will approve our BLA for RT001 topical, will agree that the benefits of RT001 topical outweigh its risks or will not raise new concerns regarding our clinical trial designs.
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
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts. *
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates RT001 topical and RT002 injectable. In particular, our U.S. clinical programs for RT001 topical and RT002 injectable will require substantial additional funds to complete. We have recorded net losses of $19.9 million and $15.4 million for the three months ended March 31, 2016 and 2015, respectively, had an accumulated deficit through March 31, 2016 of $352.2 million and had a working capital surplus of $226 million as of March 31, 2016, primarily as a result of our IPO, June 2014 and November 2015 follow-on public offerings, and At-The-Market, or ATM offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of March 31, 2016, we had capital resources consisting of cash, cash equivalents, and investments of $236.6 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million in our IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. In the third quarter of 2015, we sold 352,544 shares of our common stock under the 2015 ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions, and other offering expenses. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million. On March 7, 2016, we entered into the 2016 ATM Agreement with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. No sales of our common stock have taken place under this Agreement as of March 31, 2016. The 2016 ATM Agreement replaced the 2015 ATM Agreement effective March 25, 2016. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT001 topical, RT002 injectable and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT001 topical, RT002 injectable and any future product candidates.
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
We have constructed, and are continuing to invest capital to validate a larger capacity fill-finish line dedicated to the manufacture of our product candidate RT001 topical and to support our regulatory license applications. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability. *
We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT001 topical or RT002 injectable. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $19.9 million and $15.4 million for the three months ended March 31, 2016 and 2015, respectively, had an accumulated deficit through March 31, 2016 of $352.2 million and had a working capital surplus of $226 million as of March 31, 2016, primarily as a result of our February 2014 IPO, June 2014 and November 2015 follow-on public offerings, and ATM offering. The net proceeds from the sale of the shares in our IPO and our June 2014 follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offering were approximately $98.6 million and $131.3 million, respectively. In November 2015, the Company also completed a public offering for net proceeds of $126.2 million. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT001 topical and RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months.
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
We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs and good laboratory practices or GLPs, for conducting, monitoring, recording and reporting the results of clinical and preclinical trials, respectively to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.
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
Our ability to commercialize RT001 topical, RT002 injectable, or any future product candidates for therapeutic indications such as hyperhidrosis or cervical dystonia will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third party payors generally require that drug products have been approved for marketing by the FDA. Third party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third party coverage or reimbursement for RT001 topical, RT002 injectable or any future product candidates, or we may be required to sell them at a discount.
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
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.*
As of March 31, 2016, we had 108 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT001 topical, RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect RT001 topical for the treatment of crow’s feet or RT002 injectable for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, demand for the first indications of each of our product candidates will be tied to discretionary spending levels of our targeted patient population. Future global financial crises may cause extreme volatility and disruptions in capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT001 topical, RT002 injectable or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current or future economic climate and financial market conditions could adversely impact our business.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates, including our Phase 3 clinical program for RT001 topical and our upcoming Phase 3 clinical program for RT002 injectable;

•	announcements of regulatory approval or disapproval of RT001 topical, RT002 injectable or any future product candidates;

•	FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with customers and strategic partners; and

•	other factors described in this “Risk Factors” section.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 4, 2015, we entered into the ATM agreement, or the 2015 ATM Agreement, with Cowen, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through our sales agent. On March 7, 2016, we entered into an ATM agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. No sales of our common stock have taken place under this Agreement as of March 31, 2016. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated.
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
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of March 31, 2016, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 64.4% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
January 1 through January 31, 2016	41,071	$20.59	—	—
February 1 through February 29, 2016	—	—	—	—
March 1 through March 31, 2016	—	—	—	—
Total	41,071	$20.59	—	—

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
At the Company’s 2016 annual meeting of stockholders held on May 5, 2016, the stockholders voted on the two proposals listed below. The proposals are described in detail in the Company’s definitive proxy statement for the 2016 annual meeting, filed with the Securities and Exchange Commission on March 18, 2016. The results of the matters voted upon at the meeting were:

a)
Each of the Class II nominees of the Company’s Board of Directors were elected to hold office until the Company’s 2019 annual meeting of stockholders. The Class II nominees were: Ronald W. Eastman; 17,591,231 shares of Common Stock voted for, 7,001,238 withheld, and 2,207,539 broker non-votes and Mark A. Prygocki.; 21,033,156 shares of Common Stock voted for, 3,559,313 withheld, and 2,207,539 broker non-votes. The terms of office of Class III directors L. Daniel Browne, Robert Byrnes, and Phillip J. Vickers continue until the Company’s 2017 annual meeting of stockholders. The terms of office of Class I directors Angus C. Russell, Phyllis Gardner, M.D, and James Glasheen, Ph.D continue until the Company’s 2018 annual meeting of stockholders.

b)
The stockholders ratified the selection by the Company’s Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2016: 26,649,374 shares of Common Stock voted for, 70,438 against, 80,196 abstaining, and 0 broker non-votes.

ITEM 6.	EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVANCE THERAPEUTICS, INC.

Date: May 10, 2016	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Chief Business Officer (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1	Sales Agreement, dated March 7, 2016, by and between Revance Therapeutics, Inc. and Cowen and Company, LLC	8-K	001-36297	10.1	March 7, 2016
10.2*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy (approved February 9, 2016)	10-K	001-36297	10.27	March 4, 2016
10.3*	Revance Therapeutics, Inc. 2016 Management Bonus Plan	10-K	001-36297	10.28	March 4, 2016
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

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