Form 10-Q
period 2016-06-30
Revance Therapeutics, Inc.
filed 2016-08-05
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 29, 2016: 28,484,935

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,651	$201,615
Short-term investments	164,293	50,688
Restricted cash, current portion	—	35
Prepaid expenses and other current assets	1,613	1,625
Total current assets	218,557	253,963
Property and equipment, net	17,658	19,708
Long-term investments	—	1,751
Restricted cash, net of current portion	580	400
Other non-current assets	214	—
TOTAL ASSETS	$237,009	$275,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,982	$2,657
Accruals and other current liabilities	5,622	6,245
Financing obligations, current portion	3,314	3,135
Total current liabilities	11,918	12,037
Financing obligations, net of current portion	3,659	5,346
Derivative liability associated with Medicis settlement	1,842	1,414
Deferred rent	3,714	3,773
Other non-current liabilities	100	—
TOTAL LIABILITIES	21,233	22,570
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized both as of June 30, 2016 and December 31, 2015; no shares issued and outstanding both as of June 30, 2016 and December 31, 2015.	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of June 30, 2016 and December 31, 2015; 28,481,172 and 28,288,464 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	592,362	585,537
Accumulated other comprehensive income (loss)	148	(40)
Accumulated deficit	(376,762)	(332,273)
TOTAL STOCKHOLDERS’ EQUITY	215,776	253,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$237,009	$275,822
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$75	$75	$150	$150
Operating expenses:
Research and development	15,192	10,303	27,556	19,557
General and administrative	7,018	6,360	14,473	12,356
Loss on impairment	1,949	—	1,949	—
Total operating expenses	24,159	16,663	43,978	31,913
Loss from operations	(24,084)	(16,588)	(43,828)	(31,763)
Interest income	324	49	635	76
Interest expense	(286)	(279)	(601)	(444)
Change in fair value of derivative liability associated with Medicis settlement	(413)	89	(428)	47
Other expense, net	(143)	(76)	(268)	(123)
Net loss	(24,602)	(16,805)	(44,490)	(32,207)
Unrealized gain/(loss) on available for sale securities	(38)	(12)	188	(12)
Comprehensive loss	$(24,640)	$(16,817)	$(44,302)	$(32,219)
Net loss attributable to common stockholders (Note 13):
Basic	$(24,602)	$(16,805)	$(44,490)	$(32,207)
Diluted	$(24,602)	$(16,805)	$(44,490)	$(32,207)
Net loss per share attributable to common stockholders:
Basic	$(0.88)	$(0.71)	$(1.59)	$(1.37)
Diluted	$(0.88)	$(0.71)	$(1.59)	$(1.37)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic	28,089,731	23,584,910	28,047,671	23,560,133
Diluted	28,089,731	23,584,910	28,047,671	23,560,133
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,490)	$(32,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	699	1,075
Amortization of premium on investment	786	128
Amortization of discount on debt and capital leases	—	5
Amortization of debt issuance cost	—	39
Change in fair value of derivative liability associated with Medicis settlement	428	(47)
Stock-based compensation expense	6,229	4,724
Effective interest on financing obligations	217	100
Loss on disposal of fixed assets	—	29
Loss on impairment	1,949	—
Acquisition of in-process research and development	2,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(74)	(412)
Other non-current assets	—	(345)
Accounts payable	279	(938)
Accruals and other liabilities	(33)	2,337
Net cash used in operating activities	(32,010)	(25,512)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(994)	(2,292)
Proceeds from maturities of investments	46,050	—
Proceeds from sales of investments	1,000	—
Purchases of investments	(159,755)	(53,076)
Payment for acquisition of in-process research and development	(1,800)	—
Change in restricted cash	(145)	75
Net cash used in investing activities	(115,644)	(55,293)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on capital leases and financing obligations	(1,725)	(956)
Net settlement of restricted stock awards to settle employee taxes	(341)	(620)
Principal payments made on notes payable	—	(2,652)
Proceeds from sale and leaseback financing	—	9,831
Proceeds from the exercise of stock options and employee stock purchase plan	938	587
Payment of registration statement costs	(182)	—
Net cash used in financing activities	(1,310)	6,190
NET DECREASE IN CASH AND CASH EQUIVALENTS	(148,964)	(74,615)
CASH AND CASH EQUIVALENTS — Beginning of period	201,615	171,032
CASH AND CASH EQUIVALENTS — End of period	52,651	96,417
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	384	300

REVANCE THERAPEUTICS, INC.

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	90	20
Deferred offering costs	32	—
Holdback related to acquisition of in-process research and development	200	—
Write-off of fixed assets	—	28
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage biotechnology company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compound, DaxibotulinumtoxinA, combined with its patented TransMTS® peptide technology to address unmet needs in large and growing neurotoxin markets. The Company's proprietary TransMTS® technology is used in two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical Gel, or RT001 topical. The Company is pursuing clinical development for RT002 injectable. The Company discontinued the clinical development of RT001 topical for the treatment of crow's feet and for the treatment of axillary hyperhidrisis in June, 2016 and has moved RT001 topical into preclinical development. The Company holds worldwide rights for all indications of RT002 injectable and RT001 topical and the pharmaceutical uses of the TransMTS® technology platform.
Since commencing operations in 2002, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetics and therapeutic pharmaceutical markets, recruiting personnel and raising capital. The Company has devoted predominantly all of its resources to preclinical, clinical, and manufacturing development of its product candidates. The Company has never been profitable and has not yet commenced commercial operations.
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. For the three and six months ended June 30, 2016, the Company had a net loss of $24.6 million and $44.5 million, respectively, and used $32.0 million of cash for operating activities during the six months ended June 30, 2016. As of June 30, 2016, the Company had a working capital surplus of $206.6 million and an accumulated deficit of $376.8 million. The Company has funded its operations since inception primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of June 30, 2016, the Company had capital resources consisting of cash, cash equivalents, and investments of $216.9 million. The Company believes that its existing cash, cash equivalents and investments will allow the Company to fund its operating plan through at least the next 12 months.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the Condensed Consolidated Results of Operations and Comprehensive Loss and Condensed Consolidated Statement of Cash Flows for the interim periods covered and the Condensed Consolidated Financial Position of the Company at the date of the balance sheets. The December 31, 2015 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or US GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2016, or any other future period.
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

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2016, except as described below.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such management estimates include accruals, stock-based compensation, the fair value of derivative liability associated with the Medicis settlement, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its financial statements.

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
3. In-Process Research and Development

On June 2, 2016, the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement"). Under the BTRX Purchase Agreement, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX. In exchange, the Company agreed to an upfront expenditure of $2.0 million of which $1.8 million was paid immediately with the remaining $0.2 million due and payable over the next two years. The Company also agreed to pay up to an additional $16.0 million in

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

aggregate upon the satisfaction of specified milestones relating to the Company’s sales revenue, intellectual property, and clinical and regulatory events.

The Company concluded that the BTRX Purchase Agreement did not meet the criteria of a business combination pursuant to the guidance prescribed in Accounting Standards Codification Topic 805, Business Combinations. The Company accounted for the initial $2.0 million expenditure as research and development expense, as future alternative use of the acquired assets was deemed contingent upon the successful outcome of existing research and development activities as of the transaction date.
4. Medicis Settlement
In July 2009, the Company and Medicis Pharmaceutical Corporation, or Medicis, entered into a license agreement granting Medicis worldwide aesthetic and dermatological rights to the Company’s investigational, injectable botulinum toxin type A product candidate. In October 2012, the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT002 injectable and RT001 topical from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a proceeds sharing arrangement payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in 2013 and $7.1 million in 2014, and (iii) $4.0 million to be paid upon the achievement of regulatory approval for RT002 injectable or RT001 topical by the Company, or Product Approval Payment. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012.
The Company determined that the settlement provisions related to the proceeds sharing arrangement payment in (ii) above and Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability and periodic fair value remeasurements until settled.
The proceeds sharing arrangement payment derivative in (ii) above was settled upon completion of our IPO. As of June 30, 2016, the Company determined the fair value of its liability for the Product Approval Payment was $1.8 million, which was measured by assuming a term of 3.75 years, a risk-free rate of 0.82% and a credit risk adjustment of 11.00%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2020. The Company did not make any payments under the Product Approval Payment during six months ended June 30, 2016.
5. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds, U.S. government agency obligations, and U.S. treasury securities which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	June 30, 2016				December 31, 2015
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$43,082	$—	$—	$43,082	$145,747	$—	$—	$145,747
U.S. treasury securities	150,207	146	—	150,353	—	—	—	—
U.S. government agency obligations	13,938	3	(1)	13,940	52,479	—	(40)	52,439
Total cash equivalents and available-for-sale securities	$207,227	$149	$(1)	$207,375	$198,226	$—	$(40)	$198,186

Classified as:
Cash equivalents				$43,082				$145,747
Short-term investments				164,293				50,688
Long-term investments				—				1,751
Total cash equivalents and available-for-sale securities				$207,375				$198,186

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of June 30, 2016 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. As of June 30, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will either be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

The following table classifies our marketable securities by contractual maturities (in thousands):

	June 30, 2016	December 31, 2015
Due within one year	$164,293	$50,688
Due between one and two years	—	1,751
Total	$164,293	$52,439

6. Fair Value Measurements
The Company determines the fair value of certain financial assets and liabilities using three levels of inputs as follows:

•	Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own valuation techniques and assumptions.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$43,082	$43,082	$—	$—
U.S. treasury securities	150,353	150,353		—
U.S. government agency obligations	13,940	—	13,940	—
Total assets measured at fair value	$207,375	$193,435	$13,940	$—

Liabilities
Derivative liability associated with the Medicis settlement	$1,842	$—	$—	$1,842
Total liabilities measured at fair value	$1,842	$—	$—	$1,842

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$145,747	$145,747	$—	$—
U.S. government agency obligations	52,439	—	52,439	—
Total assets measured at fair value	$198,186	$145,747	$52,439	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,414	$—	$—	$1,414
Total liabilities measured at fair value	$1,414	$—	$—	$1,414

The fair value of the U.S. government agency obligations is estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the six months ended June 30, 2016 and the year ended December 31, 2015.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2015	$1,414
Change in fair value	428
Fair value as of June 30, 2016	$1,842

The fair value of the derivative liability resulting from the Medicis litigation settlement was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment (Note 4). The significant unobservable inputs used in the fair value measurement of the Product Approval Payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.

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
As of June 30, 2016, the aggregate total future minimum lease payments under the financing obligations were as follows (in thousands):

Year Ending December 31,
2016	$2,109
2017	3,936
2018	949
Total payments	$6,994

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

The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense
Cash related interest expense (1)	$(181)	$(190)	$(384)	$(300)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	—	—	(39)
Non-cash interest expense — warrant related debt discounts	—	—	—	(5)
Effective interest on financing obligations	(105)	(89)	(217)	(100)
Total non-cash interest expense	(105)	(89)	(217)	(144)

Total interest expense	$(286)	$(279)	$(601)	$(444)

(1)	Cash related interest expense includes interest payments on the Hercules Notes Payable and the Essex Financing Obligations.

9. Loss on Impairment

The Company constructed a large capacity Fill/Finish Line for the future commercial manufacturing of RT001 topical and to support its clinical trials and regulatory license applications. In June 2016 following the results of the REALISE 1 Phase 3 clinical trial, the Company discontinued its RT001 topical clinical development programs for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis.
Long-lived assets such as the Company’s Fill/Finish Line are reviewed for impairment whenever adverse events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
The Company performed an impairment analysis of the RT001 topical Fill/Finish Line to determine its fair value based on its highest and best use. Based on the analysis, the Company determined that for certain components of the Fill/Finish Line, the carrying value of the equipment was not entirely recoverable and the determined fair value, which was calculated using the market approach, is lower than the carrying value. Accordingly, during the three months ended June 30, 2016, the Company recorded a loss on impairment of $1.9 million related to certain components of the RT001 topical Fill/Finish Line.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

10. Commitments and Contingencies
Facility Lease
In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. This facility is used for research, manufacturing, and administrative functions.

In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. Under the terms of the lease agreement, the payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022. However, the Company recognizes the expense on a straight-line basis over the life of the lease.
Rent expense was $1.3 million and $2.6 million for each of the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2016	$2,614
2017	5,394
2018	5,578
2019	5,763
2020 and thereafter	26,591
Total payments	$45,940
Other Milestone-Based Commitments

The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory outcome. The Company is also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.  The Company has a remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc. upon the achievement of regulatory approval for RT002 injectable (Note 4). The Company has obligations to pay Botulinum Toxin Research Associates, Inc. (BTRX) up to $16.0 million upon the satisfaction of specified milestones relating to the Company’s sales revenue, intellectual property, and clinical and regulatory events (Note 3).

On April 11, 2016, the Company entered into an agreement with BioSentinel, Inc. to in-license their technology and expertise for research and development and manufacturing purposes. In addition to minimum quarterly use fees, the Company is obligated to make a one-time future milestone payment of $0.3 million payable to BioSentinel, Inc. upon the achievement of regulatory approval. The Company accrues for contingencies when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company expects that contingencies related to regulatory approval milestones will only become probable once such regulatory outcome is achieved.
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to the Company’s manufacturing facility. These agreements total $19.7 million and are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. As of May 2015, the Company became subject to a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the June 2014 follow-on public offering, and the investment banking firms that acted as the

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 topical clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of its drug candidate, RT001 topical, for the treatment of crow's feet at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased common stock in the follow-on public offering and seeks unspecified monetary damages and other relief. On October 5, 2015, the Company made a motion for transfer of the action to the Superior Court for the County of Santa Clara on the basis that venue was improper in San Mateo County. Plaintiff’s counsel did not oppose the transfer motion, and the action was received by Santa Clara Superior Court on November 6, 2015 and assigned the following case number, 15-CV-287794. On November 23, 2015, the Court issued an Order deeming the case complex and staying all discovery and motions pending further order. Before proceeding with further Court action, including the filing of its motions to dismiss under California rules, the Company agreed with Plaintiff to conduct a mediation.

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
11. Warrants

As of June 30, 2016 and December 31, 2015, the Company had warrants to purchase 61,595 shares of common stock.

12. Stock Option Plan
2014 Equity Incentive Plan and 2014 Inducement Plan
On January 1, 2016, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2015, or 1,131,538 shares. During the six months ended June 30, 2016, the Company granted stock options for 620,000 shares of common stock and 149,550 restricted stock awards under the 2014 EIP. As of June 30, 2016, there were 840,555 shares available for issuance under the 2014 EIP.
During the six months ended June 30, 2016, the Company granted stock options for 110,000 shares of common stock and 15,000 restricted stock awards under the 2014 Inducement Plan, or 2014 IN. As of June 30, 2016, there were 413,483 shares available for issuance under the 2014 IN.
The grant-date fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	5.7	5.7	6.0	6.2
Expected volatility	61.9%	59.3%	61.2%	64.8%
Risk-free interest rate	1.4%	1.8%	1.4%	1.5%
Expected dividend rate	—%	—%	—%	—%
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
Expected Volatility. Since the Company was a private entity until February 2014 with no historical data regarding the volatility of its common stock, the expected volatility is based on volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, capital structure, and size. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.
Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity rates with remaining terms similar to the expected term of the options.
Expected Dividend Rate. The Company has never paid dividends and does not plan to pay dividends in the foreseeable future, and therefore used an expected dividend rate of zero percent in the valuation model.
Forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.
The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	7.5	8.8	7.6	8.9
Expected volatility	69.2%	71.2%	71.3%	69.4%
Risk-free interest rate	1.5%	2.1%	1.6%	2.0%
Expected dividend rate	—%	—%	—%	—%

2014 Employee Stock Purchase Plan
On January 1, 2016, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2015, or 282,884 shares. As of June 30, 2016, there were 668,815 shares available for issuance under the 2014 ESPP.

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
Expected Volatility. Since the Company was a private entity until February 2014 with no historical data regarding the volatility of its common stock, the expected volatility is based on volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, capital structure, and size. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.
Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity treasury rates with remaining terms similar to the expected term.
Expected Dividend Rate. The Company has never paid dividends and does not plan to pay dividends in the foreseeable future, and therefore used an expected dividend rate of zero percent in the valuation model.

Total Stock-Based Compensation
Total stock-based compensation expense related to options and restricted stock awards granted to employees and nonemployees and the employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$1,797	$869	$3,201	$1,697
General and administrative	1,455	1,538	3,028	3,027
Total stock based compensation expense	$3,252	$2,407	$6,229	$4,724

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

13. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2016 and 2015 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders, basic	$(24,602)	$(16,805)	$(44,490)	$(32,207)
Net loss attributable to common stockholders, diluted	$(24,602)	$(16,805)	$(44,490)	$(32,207)
Net loss per share attributable to common stockholders
Basic	$(0.88)	$(0.71)	$(1.59)	$(1.37)
Diluted	$(0.88)	$(0.71)	$(1.59)	$(1.37)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	28,089,731	23,584,910	28,047,671	23,560,133
Diluted	28,089,731	23,584,910	28,047,671	23,560,133

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been antidilutive:

	As of June 30,
	2016	2015
Stock options	2,815,913	2,347,195
Common stock warrants	61,595	198,662
Unvested restricted stock awards	336,684	316,763

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding the results and the timing and completion of our clinical trials and regulatory submissions needed for the approval of RT002 injectable for the treatment of glabellar lines, muscle movement disorders, including cervical dystonia, or other indications in the United States, Europe and other countries;

•	our expectations regarding our future development of RT002 injectable for other indications and of RT001 topical for other indications;

•	our expectations regarding the development of future product candidates;

•	the potential for commercialization of RT002 injectable and RT001 topical, if approved, by us;

•	our expectations regarding the potential market size, opportunity and growth potential for RT002 injectable and RT001 topical, if approved for commercial use;

•	our belief that RT002 injectable and RT001 topical can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•	our ability to transfer manufacturing from third parties to our facility and to scale up our manufacturing capabilities if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is neither possible for management to predict all risks nor assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the developing, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compound, DaxibotulinumtoxinA, combined with our patented TransMTS® peptide technology, to address unmet needs in large and growing neurotoxin markets. Our proprietary TransMTS® technology is used in two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical. Neither RT002 injectable nor RT001 topical contain albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights for all indications of RT002 injectable, RT001 topical, and the pharmaceutical rights to our TransMTS® technology platform.
RT002 injectable is a novel, injectable formulation of botulinum toxin type A designed to be a long-lasting injectable botulinum toxin treatment. We are pursuing clinical development for RT002 injectable for aesthetic indications, such as glabellar (frown) lines and therapeutic indications, such as cervical dystonia. RT001 topical is in pre-clinical development for potential future therapeutic and aesthetic indications. We believe RT002 injectable has the potential to expand into additional aesthetic and therapeutic indications in the future.
DaxibotulinumtoxinA for Injection (RT002)
We are developing RT002 injectable and plan to commercialize RT002 injectable for indications where deep delivery of the botulinum toxin is required and a long-lasting effect is desired. Based upon the results to date, we are further developing RT002 injectable for the treatment of glabellar lines. In December 2014, we initiated our BELMONT trial, a Phase 2, active comparator, placebo-controlled clinical trial for the treatment of glabellar lines against the market leader BOTOX® Cosmetic. The topline interim data from the trial, which we reported in October 2015, showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. We completed a Pre-Phase 3 meeting with the U.S. Food and Drug Administration (FDA) in the second quarter of 2016. Based on discussion with the FDA and the minutes received following the meeting, we will be moving forward with an Investigational New Drug (IND) submission for the Phase 3 clinical program for RT002 injectable in glabellar lines and other supportive studies required for a Biologics License Application (BLA) filing. We expect to begin Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in 2016. If approved, we believe RT002 injectable has the potential to satisfy significant unmet needs in this market.
We also initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable in the therapeutic indication of cervical dystonia, a muscle movement disorder. The Phase 2 study is evaluating safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate-to-severe isolated cervical dystonia symptoms of the neck. We completed a planned safety analysis of the first cohort of 12 patients and based upon the results, initiated the second cohort of 12 patients. In the first cohort, RT002 injectable appeared to be safe and well-tolerated. The majority of adverse events were noted to be mild or moderate with no serious adverse events or evidence of any systemic exposure observed. All treatment related adverse events were noted to be either resolved or resolving at the time of the planned safety analysis. These adverse events included injection site redness, cervical muscle weakness, neck pain, dysphagia, and bruising at the base of the neck. The Company continues to enroll patients in the second cohort and plans to share initial data in 2016.
DaxibotulinumtoxinA Topical Gel (RT001)

We discontinued clinical development of RT001 topical in June 2016 and are studying RT001 topical in a preclinical setting for therapeutic and aesthetic applications where botulinum toxin has shown efficacy and are particularly well suited for needle-free treatments. RT001 topical is designed to have several such advantages, including painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these potential advantages may improve the experience of patients undergoing botulinum toxin procedures and make RT001 topical suitable for multiple indications in the future.

We completed RT001 topical Phase 3 clinical trials for the treatment of crow’s feet and initial Phase 2 clinical trials for the treatment of primary axillary hyperhidrosis and for the prevention of chronic migraine headache. We discontinued clinical development of RT001 topical for the treatment of crow’s feet in June 2016 following the results from our REALISE 1 Phase 3 clinical trial, which was designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet. Based on the REALISE 1 results, we also decided not to pursue clinical development of RT001 topical for the treatment primary axillary hyperhidrosis.

Since commencing operations in 2002, we have devoted substantially all our efforts to identifying and developing our product candidates for the aesthetic and therapeutic markets, recruiting personnel, raising capital, and preclinical and clinical development of, and manufacturing capabilities for, RT002 injectable and RT001 topical. We have retained all worldwide rights to develop and commercialize RT002 injectable and RT001 topical. We have not filed for approval with the FDA for the commercialization of RT002 injectable or RT001 topical to treat any indication and we have not generated any revenue from product sales for RT002 injectable or RT001 topical.

Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	—%	$150	$150	—%
Total revenue	$75	$75	—%	$150	$150	—%
Our total revenue for the three and six months ended June 30, 2016 remained unchanged, compared to the same period in 2015, due to minimum royalty payment obligations pursuant to the Relastin royalty agreement.
In August 2011, we entered into an agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. In accordance with the agreement, we expect to receive royalties equal to at least $0.3 million per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based on sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement; however, the royalty agreement could be terminated with 90 days' notice with the rights to the Relastin line reverting back to us. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015; however, as of June 30, 2016, reversion of the Relastin intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $75,000 for each of the three months ended June 30, 2016 and 2015 as set forth in the Relastin royalty agreement.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Research and development	$15,192	$10,303	47%	$27,556	$19,557	41%
General and administrative	7,018	6,360	10%	14,473	12,356	17%
Loss on impairment	1,949	—	N/A	1,949	—	N/A
Total operating expenses	$24,159	$16,663	45%	$43,978	$31,913	38%

Research and Development Expenses
Research and development expenses for the three and six months ended June 30, 2016 increased by 47% and 41%, respectively, compared to the same period in 2015, primarily due to increased costs related to new personnel, stock-based compensation, and clinical trial expenditures in connection with the Phase 3 REALISE 1 study of RT001 topical for the treatment of moderate to severe crow’s feet.
Further, during the second quarter of 2016, we acquired a portfolio of patents from Botulinum Toxin Research Associates, Inc., ("BTRX") in which the upfront expenditure of $2.0 million was expensed to research and development.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense. We expense both internal and external research and development expenses as they are incurred. We typically share employees, consultants and infrastructure resources between the RT002 injectable and RT001 topical programs.

Stock-based compensation for research and development was $1.8 million and $3.2 million and $0.9 million and $1.7 million for the three and six months ended June 30, 2016 and 2015, respectively.
General and Administrative Expenses
General and administrative expenses for the three and six months ended June 30, 2016 increased by 10% and 17%, respectively, compared to the same periods in 2015, primarily due to increased costs related to personnel, consulting, legal matters, and stock-based compensation.

Stock-based compensation for general and administration was $1.5 million and $3.0 million and $1.5 million and $3.0 million for the three and six months ended June 30, 2016 and 2015, respectively.
Loss on Impairment
We constructed a large capacity Fill/Finish Line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet and axillary hyperhidrosis in June 2016, following results from our REALISE 1 Phase 3 clinical trial.
Under generally accepted accounting principles in the United States, long-lived assets, such as our RT001 topical Fill/Finish Line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. During the three months ended June 30, 2016, we recorded a loss on impairment of $1.9 million related to certain components of the RT001 topical Fill/Finish Line.
Net Non-Operating Expenses
Interest Income
Interest income consists primarily of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. The increase in interest income for the three and six month periods ended June 30, 2016 compared to the same periods last year reflects an increase in the average daily balance of funds held as investments.
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
The interest expense by cash and non-cash components is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(181)	$(190)	(5)%	$(384)	$(300)	28%

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	—		—	(39)	(100)%
Non-cash interest expense — warrant related debt discounts	—	—		—	(5)	(100)%
Non-cash interest expense - financing obligations	(105)	(89)	18%	(217)	(100)	117%
Total non-cash interest expense	$(105)	$(89)	18%	$(217)	$(144)	51%

Total interest expense	$(286)	$(279)	3%	$(601)	$(444)	35%

(1)	Cash related interest expense included interest payments on the Hercules Notes Payable and the Essex Financing Obligations.
Interest expense for the three months ended June 30, 2016 remained relatively consistent with the same period last year with a minimal increase of 3%. Interest expense for the six months ended June 30, 2016 increased by 35% compared to the same period in 2015 primarily due to the entering into the sale-leaseback transaction with Essex Capital in April 2015.

Change in Fair Value of Derivative Liability Associated with the Medicis Settlement
The Product Approval Payment associated with the Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability is remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid. The loss recorded during the three months ended June 30, 2016 reflects an increase to the valuation of the derivative liability based on assumptions related to the development of RT002 injectable for glabellar lines.

Total Net Non-Operating Expenses
The total net non-operating expenses is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Interest income	$324	$49	561%	$635	$76	736%
Interest expense	(286)	(279)	3%	(601)	(444)	35%
Change in fair value of derivative liability associated with the Medicis settlement	(413)	89	(564)%	(428)	47	(1,011)%
Other expense, net	(143)	(76)	88%	(268)	(123)	118%
Total net non-operating expenses	$(518)	$(217)	139%	$(662)	$(444)	49%

Our total net non-operating expense for the three and six months ended June 30, 2016 increased by 139% and 49%, respectively, primarily due to impairment of long-lived assets and the change in fair value of the derivative liability associated with the Medicis settlement.

Liquidity and Capital Resources
Through June 30, 2016 we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million, after underwriting discounts, commissions and other offering expenses. In March 2015, we entered into an At-The-Market sales agreement, or the 2015 ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell our common stock having aggregate proceeds of up to $50.0 million from time to time. During the third quarter of 2015, we sold 352,544 shares of our common stock under the ATM Agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions and other offering expenses. On March 7, 2016, we entered into an ATM sales agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. No sales of our common stock have taken place under the 2016 ATM Agreement as of June 30, 2016. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated.
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
We have never been profitable and, as of June 30, 2016, had an accumulated deficit of $376.8 million. We incurred net losses of $24.6 million and $44.5 million in the three and six months ended June 30, 2016, respectively. We incurred net losses of $16.8 million and $32.2 million in the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we had cash, cash equivalents, and investments of $216.9 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

Cash Flows
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(32,010)	$(25,512)
Net cash used in investing activities	(115,644)	(55,293)
Net cash used in financing activities	(1,310)	6,190

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

Cash used in operating activities of $32.0 million during the six months ended June 30, 2016 resulted primarily from our net loss of $44.5 million offset by stock-based compensation expense of $6.2 million, amortization on investment premiums of

$0.8 million, depreciation expense of $0.7 million, a loss on the impairment of assets of $1.9 million, the acquisition of in-process research and development of $2.0 million (Note 3), and other adjustments of $0.7 million. The decrease in our net operating assets and liabilities by $0.2 million was primarily due to an increase in accounts payable by $0.3 million offset by decreases in prepaid and other currents assets and accruals and other current liabilities by $0.1 million.

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
Cash Flows from Investing Activities
Cash used in investing activities was $115.6 million for the six months ended June 30, 2016 consisting of $159.8 million for purchases of investments, $1.8 million payment for the acquisition of in-process research and development (Note 3), an increase in restricted cash of $0.1 million, and purchases of property and equipment of $1.0 million offset by sales and maturities of short-term investments of $47.1 million.
Cash used in investing activities was $55.3 million for the six months ended June 30, 2015 consisting of $53.1 million for purchases of investments and $2.3 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.

Cash Flows from Financing Activities
Cash used in financing activities was $1.3 million for the six months ended June 30, 2016 comprised of proceeds from the exercise of stock options of $0.9 million offset by principal payments on our financing obligations of $1.7 million, payment of registration costs of $0.2 million, and net settlement of restricted stock awards to settle employee tax obligations of $0.3 million.

Cash provided by financing activities was $6.2 million for the six months ended June 30, 2015 resulted in part from our principal payments on our notes payable of $2.7 million, principal payments on our financing obligation of $0.9 million, and net settlement of restricted stock awards to settle employee tax obligations of $0.6 million offset by proceeds from exercise of stock options and sales of shares to our employees in our ESPP of $0.6 million and proceeds from sale of equipment to Essex Capital of $9.8 million.

Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term to initiate and complete clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines and indications in muscle movement disorders, such as cervical dystonia. We believe that our existing capital resources, the net proceeds from our IPO, and the net proceeds from our follow-on public offerings will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RT002 injectable, RT001 topical, and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

•	the results of our clinical and preclinical trials for RT002 injectable and RT001 topical;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT002 injectable or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT002 injectable, RT001 topical, or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT002 injectable, RT001 topical, or any future product candidates that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT002 injectable, RT001 topical, or any future product candidates or any products we successfully commercialize, and the cost of maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing for such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Please see Part II, Item 1A. "Risk Factors” for additional risks associated with our substantial capital requirements.
We have not generated revenue from RT002 injectable or RT001 topical and we do not know when, or if, we will generate such revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize RT002 injectable or RT001 topical. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.
We have based our estimates of future capital requirements on a number of assumptions that may prove to be wrong, and circumstances changing beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trials of RT002 injectable may encounter technical or other difficulties that could increase our development costs more than we currently expect or the FDA may require us to conduct additional clinical trials prior to approving RT002 injectable or RT001 topical.
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2016, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 4, 2016.

Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Our future minimum contractual commitments have not changed materially from the amounts previously reported, except that the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement") in which the Company agreed to pay up to an additional $16.0 million in aggregate upon the satisfaction of specified milestones relating to the Company’s sales revenue, intellectual property, and clinical and regulatory events.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $216.9 million and $254.1 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency and treasury obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the six months ended June 30, 2016 and 2015, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as all other information included in this Form 10-Q, including our Condensed Consolidated Financial Statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before you decide to purchase shares of our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and operating results could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our injectable product candidate RT002 injectable.*

To date, we have invested substantial efforts and financial resources in the research and development of botulinum toxin-based product candidates. With the change to our RT001 topical clinical development plans, we are now substantially dependent on the clinical and commercial success of RT002 injectable.
Specifically, we completed RT001 topical Phase 3 clinical trials for the treatment of crow’s feet and initial Phase 2 clinical trials for the treatment of primary axillary hyperhidrosis and for the prevention of chronic migraine headache. However, we discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment of axillary hyperhidrosis in June 2016, following disappointing results from our REALISE 1 Phase 3 clinical trial, which was designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet.

We are continuing our RT002 injectable clinical development plans and have invested substantial efforts and financial resources in the research and development of RT002 injectable. Based upon the results to date, we are further developing RT002 injectable for the treatment of glabellar lines. We reported interim results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. The topline interim data from the trial showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. These results may not be indicative of results from future trials. We completed a Pre-Phase 3 meeting with the FDA in the second quarter of 2016. Based on discussion with the FDA and the minutes received following the meeting, we will be moving forward with an Investigational New Drug, or IND, submission for the Phase 3 clinical program for RT002 injectable in glabellar lines and other supportive studies required for Biologics License Application, or BLA, filing. We expect to begin Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in 2016.
We continue to explore therapeutic indications for muscle movement disorders such as cervical dystonia. In September 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study is evaluating the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate-to-severe isolated cervical dystonia. We completed a planned safety analysis of the first cohort of 12 patients and based upon the results, initiated the second cohort of 12 patients. In the first cohort, RT002 injectable appeared to be safe and well-tolerated. The majority of adverse events were noted to be mild or moderate, with no serious adverse events or evidence of any systemic exposure observed. All treatment-related adverse events were noted to be either resolved or resolving at the time of the planned safety analysis. These adverse events included injection site redness, cervical muscle weakness, neck pain, dysphagia, and bruising at the base of the neck. The Company continues to enroll patients in the second cohort and plans to share initial data in the second half of 2016.
Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT002 injectable. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of RT002 injectable and RT001 topical, as well as any future product candidates. The pre-clinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•
timely completion of, or need to conduct additional, clinical trials, including our clinical trials for RT002 injectable, RT001 topical, and any future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the number and design of such trials and the accurate and satisfactory performance of third party contractors;

•	our ability to demonstrate the effectiveness and duration of effect of our products on a consistent basis as compared to existing or future therapies;

•	our ability to demonstrate to the satisfaction of the FDA, the safety and efficacy of RT002 injectable, RT001 topical, or any future product candidates through clinical trials;

•
whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of RT002 injectable, RT001 topical, or any future product candidates;

•	our success in educating physicians and patients about the benefits, administration and use of RT002 injectable, RT001 topical, or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with our product candidates or future approved products;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to RT002 injectable, RT001 topical, or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•
our ability to manufacture clinical trial supplies of RT002 injectable, RT001 topical, or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to successfully commercialize RT002 injectable, RT001 topical, or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to RT002 injectable, RT001 topical, or any future product candidates;

•	our ability to avoid third-party patent interference or intellectual property infringement claims;

•	acceptance of RT002 injectable, RT001 topical, or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	the continued acceptable safety profile of RT002 injectable, RT001 topical, or any future product candidates following approval.
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of RT002 injectable, RT001 topical, or any future product candidate to continue our business.
We may be unable to obtain regulatory approval for RT002 injectable, RT001 topical, or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.*
To gain approval to market a biologic product such as RT002 injectable and RT001 topical, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, purity and potency of the product for the intended indication applied for a BLA or other respective regulatory filings. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
Specifically, we conducted two Phase 2b controlled clinical trials of RT001 topical, in which RT001 topical met the primary efficacy and all secondary endpoints. We also conducted one open-label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 topical appear to be safe and well-tolerated, even at an accelerated frequency. However, we conducted a Phase 3 clinical trial, REALISE 1, designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet, in which RT001 topical did not achieve its co-primary or other endpoints. We also conducted a prior Phase 3 clinical efficacy trial using a modified diluent formulation, which did not show improvement from baseline in either the placebo or RT001 topical group. These results were inconsistent with our previous Phase 2b clinical trials. The REALISE 1 results materially and adversely affected our development program for RT001 topical. Following the results of our REALISE 1 Phase 3 clinical trial in June 2016, we discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment primary axillary hyperhidrosis.
RT002 injectable is in Phase 2 development and we expect to begin Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in 2016. Our business currently depends substantially on its successful development, regulatory approval and commercialization. Based on discussion with the FDA at a Pre-Phase 3 meeting in the second quarter of 2016, and the minutes received following the meeting, we will be moving forward with an IND submission for the Phase 3 clinical program for RT002 injectable in glabellar lines and other supportive studies required for a BLA filing. Such supportive studies may increase the time, expense and uncertainty of our RT002 injectable development program, including, for example, because results of such studies may indicate to us a further need to refine the RT002 injectable product candidate.
We currently have no drug or biologic products approved for sale, and we may never obtain regulatory approval to commercialize RT002 injectable or RT001 topical. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market RT002 injectable or RT001 topical in the United States until we receive approval of a BLA from the FDA. We are also not permitted to market RT002 injectable or RT001 topical in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates, including RT002 injectable and RT001 topical, for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA or an applicable foreign regulatory body that RT002 injectable, RT001 topical, or any future product candidates are safe and effective for the requested indication;

•	our inability to demonstrate preclinical proof of concept of RT001 or other products in future, new indications;

•	the FDA’s or an applicable foreign regulatory agency’s disagreement with the trial protocol or the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate that clinical and other benefits of RT002 injectable, RT001 topical, or any future product candidates outweigh any safety or other perceived risks;

•	the FDA’s or an applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•	the FDA’s or an applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of RT002 injectable, RT001 topical, or any future product candidates;

•
the FDA’s or an applicable foreign regulatory agency’s failure to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA or an applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.
Even if we eventually complete clinical testing and receive approval of any regulatory filing for RT002 injectable, RT001 topical, or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or the applicable foreign regulatory agency also may approve RT002 injectable, RT001 topical, or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates and RT002 injectable, in particular, would delay or prevent commercialization of RT002 injectable and would materially adversely impact our business, results of operations and prospects.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates RT002 injectable and RT001 topical. In particular, our clinical programs for RT002 injectable and RT001 topical will require substantial additional funds to complete. We have recorded net losses of $24.6 million and $44.5 million and $16.8 million and $32.2 million for the three and six months ended June 30, 2016 and 2015, respectively, had an accumulated deficit through June 30, 2016 of $376.8 million and had a working capital surplus of $206.6 million as of June 30, 2016, primarily as a result of our IPO, June 2014 and November 2015 follow-on public offerings, and 2015 At-The-Market, or ATM offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of June 30, 2016, we had capital resources consisting of cash, cash equivalents, and investments of $216.9 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million in our IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. In the third quarter of 2015, we sold 352,544 shares of our common stock under the 2015 ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions, and other offering expenses. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million. On March 7, 2016, we entered into the 2016 ATM Agreement with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. No sales of our common stock have taken place under the 2016 ATM Agreement as of June 30, 2016. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, RT001 topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable, RT001 topical, and any future product candidates.
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
Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT002 injectable and preclinical trials of RT001 topical or any future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT002 injectable, RT001 topical, or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of RT002 injectable, RT001 topical, or any future product candidates;

•	the cost of commercialization activities if RT002 injectable, RT001 topical, or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT002 injectable, RT001 topical, or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials, research, development, manufacturing, sales, marketing or other commercial activities for RT002 injectable, RT001 topical, or any future product candidate.
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
The commercial success of RT002 injectable, RT001 topical, and any future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of RT002 injectable, RT001 topical, and any future product candidates, if approved, will depend on a number of factors, including:

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
If RT002 injectable, RT001 topical, or any future product candidates are approved for use but fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected.
Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
We expect to enter highly competitive pharmaceutical and medical device markets. Successful competitors in the pharmaceutical and medical device markets have the ability to effectively discover therapies, obtain patents, develop, test and obtain regulatory approvals for products, and have the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in the developing, patenting, manufacturing and marketing healthcare products which compete with those that we are developing. Many of these potential competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.
Upon marketing approval, the first expected use of our products will be in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. This market is also characterized by competitors obtaining patents to protect what they consider to be their intellectual property. We plan to seek regulatory approval of RT002 injectable for the treatment of glabellar lines.
We anticipate that RT002 injectable, if approved, will face significant competition from existing injectable botulinum toxins and dermal fillers, as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for both RT002 injectable and RT001 topical from biosimilar products and products based upon botulinum toxin. To compete successfully in the aesthetic market, we will have to demonstrate that the treatment of glabellar lines with RT002 injectable is a worthwhile aesthetic treatment and has advantages over existing therapies. Competing in the aesthetic market could result in price-cutting, reduced profit margins and limited market share, any of which would harm our business, financial condition and results of operations.
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
We currently make our RT002 injectable clinical drug product exclusively in one internal manufacturing facility and one external facility and manufacture our RT001 topical clinical drug product in the same internal Revance facility. We plan to utilize internal and external facilities in the future to support commercial production if our product candidates are approved. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.*
We currently manufacture our own clinical drug product to support RT002 injectable in one internal manufacturing facility and one external facility. We plan to utilize internal and external facilities in the future to support commercial production if RT002 injectable is approved. The drug product to support RT001 topical development is manufactured internally. We expect that additional manufacturing capacity would need to be established in the future to support commercial production of RT002 injectable if this product candidate is approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
Currently, we maintain insurance coverage totaling $31.3 million against damage to our property and equipment, $2.0 million in general liability coverage, a $9.0 million umbrella policy, and an additional $45.0 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.
Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
We have constructed a larger capacity Fill/Finish Line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. Based on our results, we also decided not to pursue our clinical development plan for RT001 topical for the treatment primary axillary hyperhidrosis at this time. During the six months ended June 30, 2016, we recorded a loss on impairment of $1.9 million related to certain components of the RT001 topical Fill/Finish Line. As of June 30, 2016, following the reduction in carrying value due to the loss on impairment, the Fill/Finish Line had a net book value of $11.9 million. Under generally accepted accounting principles in the United States, long-lived assets, such as our Fill/Finish Line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the Fill/Finish Line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or RT001 topical. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $24.6 million and $44.5 million and $16.8 million and $32.2 million for the three and six months ended June 30, 2016 and 2015, respectively, had an accumulated deficit through June 30, 2016 of $376.8 million and had a working capital surplus of $206.6 million as of June 30, 2016, primarily as a result of our February 2014 IPO, June 2014 and November 2015 follow-on public offerings, and 2015 ATM offering. The net proceeds from the sale of the shares in our IPO and our June 2014 follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offering were approximately $98.6 million and $131.3 million, respectively. In November 2015, the Company also completed a public offering for net proceeds of $126.2 million. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable and RT001 topical. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months.
We expect to continue to incur losses for the foreseeable future, and we anticipate that these losses will increase as we continue our development of, and seek regulatory approvals for, RT002 injectable and RT001 topical, and begin to commercialize RT002 injectable and RT001 topical. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
Even if RT002 injectable, RT001 topical, or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.
Even if we obtain FDA or other regulatory approvals, RT002 injectable, RT001 topical, or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.
The degree and rate of market acceptance of RT002 injectable, RT001 topical, or any future product candidates for which we receive approval depends on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical trials;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•	the proper training and administration of our products by physicians and medical staff;

•	the potential and perceived advantages of our products over alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•
the willingness of patients to pay for RT002 injectable, RT001 topical, and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;

•	the willingness of third-party payors to reimburse physicians for RT002 injectable, RT001 topical, and any future products we may commercialize;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.
Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Furthermore, final results may differ from interim results. For example, any positive results generated to date in clinical trials for RT002 injectable or RT001 topical do not ensure that later clinical trials, including any RT002 injectable clinical trials for the treatment of glabellar lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety profile and efficacy despite having progressed through preclinical studies and initial clinical trials.
Specifically, we have conducted two Phase 2b controlled clinical trials of RT001 topical, in which RT001 topical met the primary efficacy and all secondary endpoints. We have also conducted one open-label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 topical appear to be safe and well-tolerated, even at an accelerated frequency. However, we have conducted a Phase 3 clinical trial, REALISE 1, designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet, in which RT001topical did not achieve its co-primary or other endpoints. The REALISE 1 results materially and adversely affected our development program for RT001 topical. Following the results in our REALISE 1 Phase 3 clinical trial in June 2016, we discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment primary axillary hyperhidrosis.
A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to a lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. We have suffered similar setbacks with the clinical development of RT001 topical and we cannot be certain that we will not face other similar setbacks in the future for RT002 injectable or other clinical development programs. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure of inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, discovery of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
We have no experience manufacturing our product candidates at full commercial scale. If our product candidates are approved, we will face certain risks associated with scaling up our manufacturing capabilities to support commercial production.
We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of the drug product at this facility that we use for research and development purposes and clinical trials. We do not have experience in manufacturing our product candidates at commercial scale. If our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into relationships with third party manufacturers. We expect we will need to further scale up our RT002 injectable drug product manufacturing. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.
We currently contract with third-party manufacturers for certain components necessary to produce RT002 injectable and RT001 topical and expect to continue to do so to support further clinical trials and commercial scale production if RT002 injectable or RT001 topical is approved. This increases the risk that we will not have sufficient quantities of RT002 injectable or RT001 topical or obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We currently rely on third-party manufacturers for certain components necessary to produce RT002 injectable and RT001 topical, including the bulk peptide for RT002 injectable for our clinical trials and the bulk peptide, diluent and the delivery applicator for RT001 topical, and we expect to continue to rely on these or other manufacturers to support our commercial requirements if RT002 injectable or RT001 topical is approved. Some of our contracts with our manufacturers contain minimum order and pricing provisions and provide for early termination based on regulatory approval milestones.

Reliance on third-party manufacturers entails additional risks, including the reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third- party manufacturers may not be able to comply with cGMP or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of RT002 injectable, RT001 topical, or any other product candidates or products that we may develop. Any failure or refusal to supply the components for RT002 injectable, RT001 topical, or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
We depend on single-source suppliers for the raw materials necessary to produce our product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, would materially and adversely affect our business.

We and our manufacturers purchase the materials necessary to produce RT002 injectable and RT001 topical for our clinical trials from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials and, if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through American Peptide Company, Inc., the RT001 diluent through Hospira Worldwide, Inc. and our RT001 topical delivery applicator through Duoject. American Peptide, Hospira, and Duoject were recently or have been acquired by Bachem, Pfizer, Inc., and Novocol Healthcare, Inc., respectively. We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe that we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of RT002 injectable, RT001 topical, or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of RT002 injectable, RT001 topical, or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms and at sufficient quality levels or in adequate quantities if at all, the development of RT002 injectable, RT001 topical, and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Furthermore, if there is a disruption to our or our third-party suppliers’ relevant operations, we will have no other means of producing RT002 injectable, RT001 topical, or any future product candidates until they restore the affected facilities or we or they procure alternative facilities. Additionally, any damage to or destruction of our or our third party or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our corporate headquarters and other facilities, including our sole manufacturing facility, are located in the San Francisco Bay Area, which has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, thereby increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

We currently rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize RT002 injectable, RT001 topical, or any future product candidates.
We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs and good laboratory practices or GLPs, for conducting, monitoring, recording and reporting the results of clinical and preclinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.
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
If RT002 injectable and/or RT001 topical is approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products, such as RT002 injectable and RT001 topical, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.
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
Even if RT002 injectable, RT001 topical, or any future product candidate is approved for commercialization, and if there is not sufficient patient demand for such procedures, our financial results and future prospects will be harmed.*
Treatment of glabellar lines with RT002 injectable is an elective procedure, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo the treatment of glabellar lines with RT002 injectable or the treatment of other aesthetic indications we may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;

•	the extent to which physicians recommend RT002 injectable or RT001 topical to their patients;

•	the extent to which RT002 injectable or RT001 topical satisfies patient expectations;

•	our ability to properly train physicians in the use of RT002 injectable or RT001 topical such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of RT002 injectable or RT001 topical versus other aesthetic treatments;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and RT002 injectable or RT001 topical in particular;

•	the success of any direct-to-consumer marketing efforts we may initiate; and

•	general consumer confidence, which may be impacted by general economic and political conditions.
Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient demand for RT002 injectable or for RT001 topical, or for any other future product candidate, once approved.
We are subject to uncertainty relating to third-party reimbursement policies which, if not favorable for RT002 injectable, RT001 topical, or any future product candidates, could hinder or prevent their commercial success.
Our ability to commercialize RT002 injectable, RT001 topical, or any future product candidates for therapeutic indications such as hyperhidrosis or cervical dystonia will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third party payors generally require that drug products have been approved for marketing by the FDA. Third party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third party coverage or reimbursement for RT002 injectable, RT001 topical, or any future product candidates, or we may be required to sell them at a discount.
We expect that private insurers will consider the efficacy, cost effectiveness and safety of RT002 injectable and RT001 topical in determining whether to approve reimbursement for RT002 injectable and RT001 topical and at what level. Obtaining these approvals can be a time-consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of RT002 injectable or RT001 topical from private insurers on a timely or satisfactory basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare program or other reimbursing bodies or payors limit the indications for which RT002 injectable or RT001 topical will be reimbursed to a smaller patient set than we believe they are effective in treating.
In some foreign countries, particularly Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including RT002 injectable or RT001 topical, to other available therapies. If reimbursement for our product is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize RT002 injectable, RT001 topical, or any other future product candidates, if approved, or generate product revenue.
We currently have limited marketing capabilities and no sales organization. To commercialize RT002 injectable, RT001 topical, or any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If RT002 injectable or RT001 topical receives regulatory approval, we expect to market RT002 injectable or RT001 topical, as applicable, through our own sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, which may be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RT002 injectable, RT001 topical, or any future product candidates. If we are not successful in commercializing RT002 injectable, RT001 topical, or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization and we may experience difficulties in managing this growth.
As of June 30, 2016, we had 104 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable, RT001 topical, or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We face an inherent risk of product liability lawsuits as a result of the clinical testing of our product candidates and we will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for RT002 injectable, RT001 topical, or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of RT002 injectable, RT001 topical, or any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing RT002 injectable or RT001 topical, we intend to expand our insurance coverage to include the sale of RT002 injectable or RT001 topical, as applicable; however, we may be unable to obtain this liability insurance on commercially reasonable terms.
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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop RT002 injectable, RT001 topical, or any future product candidates, conduct our clinical trials and commercialize RT002 injectable, RT001 topical, or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer and Chief Business Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of RT002 injectable, RT001 topical, or any future products we develop.

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

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense and the turnover rate can be high due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their previous research output.
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of RT002 injectable and RT001 topical, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products to serve both the aesthetic and therapeutic markets. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. While RT002 injectable is in the clinical development stage, RT001 topical and all of our other potential product candidates remain in the discovery or preclinical stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable; and

•	intellectual property rights of third parties may potentially block our entry into certain markets or make such entry economically impracticable.
If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to problems that we encounter in developing and commercializing RT002 injectable and RT001 topical.

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
We may license or selectively pursue strategic collaborations for the development, validation and commercialization of RT002 injectable, RT001 topical, and any future product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect sales of RT002 injectable for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, demand for the first indications of each of our product candidates will be tied to discretionary spending levels of our targeted patient population. Future global financial crises may cause extreme volatility and disruptions in capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT002 injectable, RT001 topical, or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current or future economic climate and financial market conditions could adversely impact our business.
Risks Related to Our Intellectual Property
If our efforts to protect our intellectual property related to RT002 injectable, RT001 topical, or any future product candidates are not adequate, we may not be able to compete effectively in our market.*
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to RT002 injectable, RT001 topical, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the United States or foreign countries. Competitors in the field of cosmetics, pharmaceuticals, and botulinum toxin have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents. Patents issued from applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the United States Patent and Trademark Office, or USPTO, on the basis of prior art. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to RT002 injectable, RT001 topical, or any future product candidates is challenged, then it could threaten our ability to commercialize RT002 injectable, RT001 topical, or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market RT002 injectable, RT001 topical, or any future product candidates under patent protection would be reduced. The results of our REALISE 1 Phase 3 clinical trial may be relevant to our patent strategy for our RT001 program. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act signed into law on September 16, 2011. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO.
Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios and financial resources than we have.
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
Competitors may infringe upon our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.
An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation, inter partes review, post-grant review or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patents or patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, either alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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
The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of RT002 injectable, RT001 topical, or any future product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market RT002 injectable, RT001 topical, or any future product candidates in the United States until we receive approval of a BLA from the FDA. We have not submitted an application or obtained marketing approval for RT002 injectable or RT001 topical anywhere in the world. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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
Regulatory approval of a BLA or BLA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including the following:

•	a product candidate may not be deemed safe, effective, pure or potent;

•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA might not approve our third party manufacturers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.
If RT002 injectable, RT001 topical, or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for RT002 injectable, RT001 topical, or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, may limit or delay regulatory approval and may subject us to penalties if we fail to comply with applicable regulatory requirements.
Once regulatory approval has been granted, RT002 injectable, RT001 topical, or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we or our collaborators receive for RT002 injectable, RT001 topical, or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves RT002 injectable, RT001 topical, or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with RT002 injectable, RT001 topical, or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
If we fail to obtain regulatory approvals in foreign jurisdictions for RT002 injectable, RT001 topical, or any future product candidates, we will be unable to market our products outside of the United States.*
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, or the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive the necessary approvals to commercialize our products in markets outside of the United States.

If approved, RT002 injectable, RT001 topical, or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
Some participants in our clinical trials have reported adverse events after being treated with RT002 injectable or RT001 topical. If we are successful in commercializing RT002 injectable, RT001 topical, or any other products, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that RT002 injectable, if approved for the treatment of glabellar lines, will subject us to the various U.S. federal and state laws intended to prevent healthcare fraud and abuse, we may in the future become subject to such laws. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state healthcare programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal healthcare programs and the levying of substantial civil and criminal penalties.
The federal False Claims Act, or FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal healthcare program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition, and results of operations.
State and federal authorities have aggressively targeted medical technology companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct business. If we become the target of such an investigation or prosecution based on our contractual relationships with providers or institutions, or our marketing and promotional practices, we could face similar sanctions, which would materially harm our business.
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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of RT002 injectable, RT001 topical, or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products, as discussed in more detail in the risk factors in Part II, Item 1A of our Form 10-Q entitled "We may be unable to obtain regulatory approval for RT002 injectable, RT001 topical, or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations." Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of RT002 injectable, RT001 topical, or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:

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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates, including our upcoming Phase 3 clinical program for RT002 injectable;

•	announcements of regulatory approval or disapproval of RT002 injectable, RT001 topical, or any future product candidates;

•	FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with customers and strategic partners; and

•	other factors described in this “Risk Factors” section.
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
As a smaller company, it may be difficult for us to attract or retain the interest of equity research analysts. A lack of research coverage may adversely affect the liquidity and market price of our common stock. We will not have any control of the equity research analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company, or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 4, 2015, we entered into the ATM agreement, or the 2015 ATM Agreement, with Cowen, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through our sales agent. On March 7, 2016, we entered into an ATM agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. No sales of our common stock have taken place under the 2016 ATM Agreement as of June 30, 2016. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated.
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
As of June 30, 2016, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 64.2% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
April 1 through April 30, 2016	4,265	$19.03	—	—
May 1 through May 31, 2016	1,862	17.11	—	—
June 1 through June 30, 2016	246	14.16	—	—
Total	6,373	$18.28	—	—

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

REVANCE THERAPEUTICS, INC.

Date: August 5, 2016	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Chief Business Officer (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

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