Form 10-Q
period 2016-09-30
Revance Therapeutics, Inc.
filed 2016-11-04
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 26, 2016: 28,515,070

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,481	$201,615
Short-term investments	70,770	50,688
Restricted cash, current portion	—	35
Prepaid expenses and other current assets	7,428	1,625
Total current assets	208,679	253,963
Property and equipment, net	17,385	19,708
Long-term investments	—	1,751
Restricted cash, net of current portion	580	400
Other non-current assets	213	—
TOTAL ASSETS	$226,857	$275,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,871	$2,657
Accruals and other current liabilities	11,306	6,245
Financing obligations, current portion	3,339	3,135
Total current liabilities	17,516	12,037
Financing obligations, net of current portion	2,836	5,346
Derivative liability associated with Medicis settlement	2,009	1,414
Deferred rent	3,681	3,773
Other non-current liabilities	100	—
TOTAL LIABILITIES	26,142	22,570
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized both as of September 30, 2016 and December 31, 2015; no shares issued and outstanding both as of September 30, 2016 and December 31, 2015.	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of September 30, 2016 and December 31, 2015; 28,515,161 and 28,288,464 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	29	28
Additional paid-in capital	595,411	585,537
Accumulated other comprehensive income (loss)	16	(40)
Accumulated deficit	(394,741)	(332,273)
TOTAL STOCKHOLDERS’ EQUITY	200,715	253,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,857	$275,822
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$75	$75	$225	$225
Operating expenses:
Research and development	10,296	13,016	37,851	32,573
General and administrative	7,502	5,827	21,975	18,183
Loss on impairment	—	—	1,949	—
Total operating expenses	17,798	18,843	61,775	50,756
Loss from operations	(17,723)	(18,768)	(61,550)	(50,531)
Interest income	306	68	940	144
Interest expense	(256)	(390)	(857)	(834)
Change in fair value of derivative liability associated with Medicis settlement	(167)	13	(595)	60
Other expense, net	(138)	(98)	(406)	(221)
Net loss	(17,978)	(19,175)	(62,468)	(51,382)
Unrealized gain/(loss) on available for sale securities	(132)	22	56	10
Comprehensive loss	$(18,110)	$(19,153)	$(62,412)	$(51,372)
Net loss attributable to common stockholders (Note 13):
Basic	$(17,978)	$(19,175)	$(62,468)	$(51,382)
Diluted	$(17,978)	$(19,175)	$(62,468)	$(51,382)
Net loss per share attributable to common stockholders:
Basic	$(0.64)	$(0.81)	$(2.22)	$(2.17)
Diluted	$(0.64)	$(0.81)	$(2.22)	$(2.17)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic	28,160,458	23,755,199	28,085,541	23,625,869
Diluted	28,160,458	23,755,199	28,085,541	23,625,869
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,468)	$(51,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,068	1,586
Amortization of premium on investment	1,029	364
Amortization of discount on debt and capital leases	—	5
Amortization of debt issuance cost	—	39
Change in fair value of derivative liability associated with Medicis settlement	595	(60)
Stock-based compensation expense	8,984	7,314
Effective interest on financing obligations	315	226
Loss on disposal of fixed assets	—	29
Loss on impairment	1,949	—
Acquisition of in-process research and development	2,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,852)	(134)
Other non-current assets	—	24
Accounts payable	200	(477)
Accruals and other liabilities	5,821	3,096
Deferred rent	—	152
Net cash used in operating activities	(46,359)	(39,218)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,152)	(2,849)
Proceeds from maturities of investments	139,050	—
Proceeds from sales of investments	1,000	—
Purchases of investments	(159,754)	(54,087)
Payment for acquisition of in-process research and development	(1,800)	—
Change in restricted cash	(145)	75
Net cash used in investing activities	(22,801)	(56,861)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred at-the-market offering costs	—	10,154
Principal payments made on capital leases and financing obligations	(2,622)	(1,768)
Net settlement of restricted stock awards to settle employee taxes	(359)	(762)
Principal payments made on notes payable	—	(2,652)
Proceeds from sale and leaseback financing	—	9,831
Proceeds from the exercise of stock options and employee stock purchase plan	1,250	738
Payment of registration statement costs	(243)	—
Net cash provided by (used in) financing activities	(1,974)	15,541
NET DECREASE IN CASH AND CASH EQUIVALENTS	(71,134)	(80,538)
CASH AND CASH EQUIVALENTS — Beginning of period	201,615	171,032
CASH AND CASH EQUIVALENTS — End of period	130,481	90,494
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	542	564

REVANCE THERAPEUTICS, INC.

	Nine Months Ended September 30,
	2016	2015

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	29	95
Deferred offering costs	—	84
Holdback related to acquisition of in-process research and development	200	—
Write-off of fixed assets	—	28
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage biotechnology company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications, for dermatology, neurology and other specialties. The Company is leveraging its proprietary botulinum toxin, DaxibotulinumtoxinA, combined with its patented TransMTS® peptide technology to address unmet needs in the large and growing neurotoxin market. The Company's proprietary TransMTS® technology is used in two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical Gel, or RT001 topical. Currently, RT002 injectable is in clinical development, and RT001 topical is in preclinical development.The Company holds worldwide rights for all indications of RT002 injectable and RT001 topical and the pharmaceutical uses of the TransMTS® technology platform.
Since commencing operations in 2002, the Company has devoted substantially all of its efforts and resources to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel and raising capital, and preclinical and clinical development of, and manufacturing capabilities for, RT002 injectable and RT001 topical. The Company has never been profitable and has not yet commenced commercial operations.
The Company has incurred losses and negative cash flows from operations since its inception. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. For the three and nine months ended September 30, 2016, the Company had a net loss of $18.0 million and $62.5 million, respectively, and used $46.4 million of cash for operating activities during the nine months ended September 30, 2016. As of September 30, 2016, the Company had a working capital surplus of $191.2 million and an accumulated deficit of $394.7 million. The Company has funded its operations since inception primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of September 30, 2016, the Company had capital resources consisting of cash, cash equivalents, and investments of $201.3 million. The Company believes that its existing cash, cash equivalents and investments will allow the Company to fund its operating plan through at least the next 12 months.

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

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2016, except as described below.

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

Accounting Pronouncements

On August 26, 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). The amendments in ASU 2016-15 affect all entities that are required to present a statement of cash flows and provide guidance and clarity on certain cash flow classification aspects. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. If an entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact that the standard will have on its financial statements and plans to adopt the ASU in the first quarter of 2017.

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

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which will require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year of the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The guidance defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. The guidance is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. The Company does not expect adoption of this standard to have a material impact on the Company's financial statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

3. In-Process Research and Development

On June 2, 2016, the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement"). Under the BTRX Purchase Agreement, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX. In exchange, the Company agreed to an upfront expenditure of $2.0 million of which $1.8 million was paid immediately with the remaining $0.2 million due and payable over the next two years. The Company also agreed to pay up to an additional $16.0 million in aggregate upon satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events.

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
The proceeds sharing arrangement payment derivative in (ii) above was settled upon completion of our initial public offering, or IPO. As of September 30, 2016, the Company determined the fair value of its liability for the Product Approval Payment was $2.0 million, which was measured by assuming a term of 3.5 years, a risk-free rate of 0.95% and a credit risk adjustment of 9.00%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2020. The Company did not make any payments under the Product Approval Payment during nine months ended September 30, 2016.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds, U.S. government agency obligations, and U.S. treasury securities, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	September 30, 2016				December 31, 2015
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$126,749	$—	$—	$126,749	$145,747	$—	$—	$145,747
U.S. treasury securities	68,401	14	—	68,415	—	—	—	—
U.S. government agency obligations	2,353	2	—	2,355	52,479	—	(40)	52,439
Total cash equivalents and available-for-sale securities	$197,503	$16	$—	$197,519	$198,226	$—	$(40)	$198,186

Classified as:
Cash equivalents				$126,749				$145,747
Short-term investments				70,770				50,688
Long-term investments				—				1,751
Total cash equivalents and available-for-sale securities				$197,519				$198,186

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of September 30, 2016 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. As of September 30, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will either be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

The following table classifies our marketable securities by contractual maturities (in thousands):

	September 30, 2016	December 31, 2015
Due within one year	$70,770	$50,688
Due between one and two years	—	1,751
Total	$70,770	$52,439

6. Fair Value Measurements
The Company determines the fair value of certain financial assets and liabilities using three levels of inputs as follows:

•	Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of September 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$126,749	$126,749	$—	$—
U.S. treasury securities	68,415	68,415	—	—
U.S. government agency obligations	2,355	—	2,355	—
Total assets measured at fair value	$197,519	$195,164	$2,355	$—

Liabilities
Derivative liability associated with the Medicis settlement	$2,009	$—	$—	$2,009
Total liabilities measured at fair value	$2,009	$—	$—	$2,009

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$145,747	$145,747	$—	$—
U.S. government agency obligations	52,439	—	52,439	—
Total assets measured at fair value	$198,186	$145,747	$52,439	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,414	$—	$—	$1,414
Total liabilities measured at fair value	$1,414	$—	$—	$1,414

The fair value of the U.S. government agency obligations is estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the nine months ended September 30, 2016 and the year ended December 31, 2015.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2015	$1,414
Change in fair value	595
Fair value as of September 30, 2016	$2,009

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
As of September 30, 2016, the aggregate total future minimum lease payments under the financing obligations were as follows (in thousands):

Year Ending December 31,
2016	$1,054
2017	3,936
2018	949
Total payments	$5,939

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

8. Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets, and generally derived from cash payments related to the issuance of notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, and derived from the issuance of warrants in conjunction with notes payable, and (iii) effective interest recognized on the financing obligations. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense
Cash related interest expense (1)	$(158)	$(264)	$(542)	$(564)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	—	—	(39)
Non-cash interest expense — warrant related debt discounts	—	—	—	(5)
Effective interest on financing obligations	(98)	(126)	(315)	(226)
Total non-cash interest expense	(98)	(126)	(315)	(270)

Total interest expense	$(256)	$(390)	$(857)	$(834)

(1)	Cash related interest expense includes interest payments on the Hercules Notes Payable and the Essex Financing Obligations.

9. Loss on Impairment

The Company constructed a large capacity Fill/Finish Line for the future commercial manufacturing of RT001 topical and to support its clinical trials and regulatory license applications. In June 2016, following the results of the REALISE 1 Phase 3 clinical trial, the Company discontinued its RT001 topical clinical development programs for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis.
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
The Company performed an impairment analysis of the RT001 topical Fill/Finish Line to determine its fair value based on its highest and best use. Based on the analysis, the Company determined that for certain components of the Fill/Finish Line, the carrying value of the equipment was not entirely recoverable and the determined fair value, which was calculated using the market approach, was lower than the carrying value. Accordingly, during the three months ended June 30, 2016, the Company recorded a loss on impairment of $1.9 million related to certain components of the RT001 topical Fill/Finish Line. There was no loss on impairment recorded during the three months ended September 30, 2016. Nonetheless, it is reasonably possible that the Company's estimate of the recoverability of the equipment's carrying value could change, and may result in the need to write down the assets to fair value. As of September 30, 2016, the Fill/Finish Line had a net book value of $11.9 million.

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
Rent expense was $1.3 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, and $1.3 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2016	$1,307
2017	5,394
2018	5,578
2019	5,763
2020 and thereafter	26,591
Total payments	$44,633
Other Milestone-Based Commitments

The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory outcome. The Company is also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.  The Company has a remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc. upon the achievement of regulatory approval for RT002 injectable (Note 4). The Company has obligations to pay Botulinum Toxin Research Associates, Inc. (BTRX) up to $16.0 million upon the satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events (Note 3).

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
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to the Company’s manufacturing facility. These agreements total $14.9 million and are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.

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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

Before proceeding with further Court action, including the filing of its motions to dismiss under California rules, the Company agreed with Plaintiff to conduct a mediation. The parties did not reach agreement during the mediation. However, following the mediation, the parties continued discussions and, on October 31, 2016, executed a stipulation of settlement. Under this stipulation, in exchange for a release of all claims by the plaintiff class, the Company has agreed to settle the litigation for $6.4 million in cash, of which the Company expects $5.9 million to be covered by its insurance policies. The stipulation maintains that the defendants, including the Company, deny all wrongdoing and liability related to the litigation. Plaintiff’s counsel has advised the Court that they intend to file a motion for preliminary approval of the settlement by November 14, 2016. The stipulation and proposed settlement remain subject to approval by the Court and certain other conditions.

The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As a result of the executed stipulation of settlement, the Company has accrued for a loss contingency and recorded an undiscounted liability of $6.4 million, which is included in Accruals and other current liabilities on the Condensed Consolidated Balance Sheet. The Company also recorded an undiscounted receivable of $5.9 million, the amount it expects to recover from its insurance policies, within Prepaid expenses and other current assets on its Condensed Consolidated Balance Sheet.

This litigation, including the proposed settlement, remains subject to uncertainty, and the actual defense and disposition costs may depend upon many unknown factors. Therefore, there can be no assurance that this litigation will not have a material adverse effect on our business, results of operations, financial position or cash flows.

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
No amounts associated with such indemnifications have been recorded to date, except as noted above.
11. Warrants

As of September 30, 2016 and December 31, 2015, the Company had warrants to purchase 61,595 shares of common stock.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

12. Stock Option Plan
2014 Equity Incentive Plan and 2014 Inducement Plan
On January 1, 2016, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2015, or 1,131,538 shares. During the nine months ended September 30, 2016, the Company granted stock options for 731,900 shares of common stock and 161,050 restricted stock awards under the 2014 EIP. As of September 30, 2016, there were 793,524 shares available for issuance under the 2014 EIP.
There were no stock options or restricted stock awards granted under the 2014 Inducement Plan or 2014 IN during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company granted stock options for 110,000 shares of common stock and 15,000 restricted stock awards under the 2014 IN. As of September 30, 2016, there were 413,858 shares available for issuance under the 2014 IN.
The grant-date fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	6.0	6.1	6.0	6.3
Expected volatility	64.2%	61.3%	61.6%	62.7%
Risk-free interest rate	1.2%	1.7%	1.4%	1.5%
Expected dividend rate	—%	—%	—%	—%
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

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	7.2	8.2	7.5	8.4
Expected volatility	66.5%	73.5%	69.7%	72.4%
Risk-free interest rate	1.4%	2.0%	1.5%	2.0%
Expected dividend rate	—%	—%	—%	—%

2014 Employee Stock Purchase Plan
On January 1, 2016, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s common stock outstanding on December 31, 2015, or 282,884 shares. As of September 30, 2016, there were 668,815 shares available for issuance under the 2014 ESPP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	80.9%	50.8%	72.0%	50.5%
Risk-free interest rate	0.4%	0.1%	0.4%	0.1%
Expected dividend rate	—%	—%	—%	—%
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

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Total Stock-Based Compensation
Total stock-based compensation expense related to options and restricted stock awards granted to employees and nonemployees and the employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$1,124	$1,182	$4,325	$2,879
General and administrative	1,631	1,408	4,659	4,435
Total stock based compensation expense	$2,755	$2,590	$8,984	$7,314

13. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders, basic	$(17,978)	$(19,175)	$(62,468)	$(51,382)
Net loss attributable to common stockholders, diluted	$(17,978)	$(19,175)	$(62,468)	$(51,382)
Net loss per share attributable to common stockholders
Basic	$(0.64)	$(0.81)	$(2.22)	$(2.17)
Diluted	$(0.64)	$(0.81)	$(2.22)	$(2.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	28,160,458	23,755,199	28,085,541	23,625,869
Diluted	28,160,458	23,755,199	28,085,541	23,625,869

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been antidilutive:

	As of September 30,
	2016	2015
Stock options	2,843,580	2,374,055
Common stock warrants	61,595	198,662
Unvested restricted stock awards	327,899	308,193
Shares expected to be purchased on December 31 under the 2014 ESPP	11,643	7,945

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding the results and the timing and completion of our clinical trials and regulatory submissions needed for the approval of RT002 injectable for the treatment of glabellar lines, muscle movement disorders, including cervical dystonia, plantar fasciitis (a common cause of heel pain) or other indications in the United States, Europe and other countries;

•	our expectations regarding our future development of RT002 injectable and RT001 topical for other indications;

•	our expectations regarding the development of future product candidates;

•	the potential for commercialization of RT002 injectable and RT001 topical, if approved, by us;

•	our expectations regarding the potential market size, opportunity and growth potential for RT002 injectable and RT001 topical, if approved for commercial use;

•	our belief that RT002 injectable and RT001 topical can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•
our ability to transfer manufacturing from third parties to our facility and to scale up our manufacturing capabilities and those of future third party manufacturers if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, and strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.
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

Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the developing, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications, for dermatology, neurology and other specialities. We are leveraging our proprietary botulinum toxin, daxibotulinumtoxinA, combined with our patented TransMTS® peptide technology, to address unmet needs in the large and growing neurotoxin market. Our proprietary TransMTS® technology is used in two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical. Neither RT002 injectable nor RT001 topical contain albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights for all indications of RT002 injectable, RT001 topical, and the pharmaceutical rights to our TransMTS® technology platform.
RT002 injectable is a novel, injectable formulation of botulinum toxin type A designed to be a long-lasting injectable botulinum toxin treatment. We are pursuing clinical development for RT002 injectable for aesthetic indications, such as glabellar (frown) lines and therapeutic indications, such as cervical dystonia and plantar fasciitis. We believe RT002 injectable has the potential to expand into additional aesthetic and therapeutic indications in the future. RT001 topical is in preclinical development for potential future therapeutic and aesthetic indications.
DaxibotulinumtoxinA for Injection (RT002)
We are developing RT002 injectable and plan to commercialize RT002 injectable for indications where deep delivery of the botulinum toxin is required and a long-lasting effect is desired. Based upon the results to date, we are further developing RT002 injectable for the treatment of glabellar lines. In December 2014, we initiated our BELMONT trial, a Phase 2, active comparator, placebo-controlled clinical trial for the treatment of glabellar lines against the market leader BOTOX® Cosmetic. The topline interim data from the trial, which we reported in October 2015, showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. We completed a Pre-Phase 3 meeting with the U.S. Food and Drug Administration (FDA) in the second quarter of 2016. In September 2016, we filed an Investigational New Drug (IND) application in the United States and plan to move forward with studies required for filing a Biologics License Application (BLA). Our Phase 3 program initiation activities are underway with first dosing expected before the end of 2016. We expect to report results from our Phase 3 program in the fourth quarter of 2017. If approved, we believe RT002 injectable has the potential to address significant unmet needs in this market.
We also initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable in the therapeutic indication of cervical dystonia, a muscle movement disorder. The Phase 2 study is evaluating safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate-to-severe isolated cervical dystonia symptoms of the neck. We completed a planned safety analysis of the first and second cohorts with 12 patients each, and based upon the results, initiated the third cohort of 12 patients. In the first and second cohorts, RT002 injectable appeared to be safe and well-tolerated. The majority of adverse events were noted to be mild or moderate with no serious adverse events or evidence of any systemic exposure observed. All treatment related adverse events were noted to be either resolved or resolving at the time of the planned safety analysis. These adverse events included injection site redness, cervical muscle weakness, neck pain, dysphagia, and bruising at the base of the neck. The Company continues to enroll patients in the third cohort, and we plan to share initial data in 2016.
We also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The study is expected to enroll approximately 60 subjects in the United States. The study's primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score (AOFAS). Subjects will be followed for 16 weeks post treatment. Topline clinical results from this study are expected in 2017.

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

Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	—%	$225	$225	—%
Total revenue	$75	$75	—%	$225	$225	—%
In August 2011, we entered into an agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. In accordance with the agreement, we expect to receive royalties equal to at least $0.3 million per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based on sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement; however, the royalty agreement could be terminated with 90 days' notice with the rights to the Relastin line reverting back to us. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015; however, as of September 30, 2016, reversion of the Relastin intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $75,000 for each of the three months ended September 30, 2016 and 2015 as set forth in the Relastin royalty agreement.
Our total revenue for the three and nine months ended September 30, 2016 remained unchanged, compared to the same period in 2015, due to minimum royalty payment obligations pursuant to the Relastin royalty agreement.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Research and development	$10,296	$13,016	(21)%	$37,851	$32,573	16%
General and administrative	7,502	5,827	29%	21,975	18,183	21%
Loss on impairment	—	—	N/A	1,949	—	N/A
Total operating expenses	$17,798	$18,843	(6)%	$61,775	$50,756	22%
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2016 decreased by 21% compared to the same period in 2015, primarily due to a decrease in clinical trial activities for RT001 topical offset by an increase in Phase 2 cervical dystonia clinical trial expenses, preclinical studies, manufacturing and quality activities. Research and development expenses for the nine months ended September 30, 2016 increased by 16% compared to the same period in 2015, primarily due to an increase in stock-based compensation, personnel and consulting costs, manufacturing and quality activities, preclinical studies, and the acquisition of a portfolio of patents from Botulinum Toxin Research Associates, Inc., ("BTRX") which included an upfront expenditure of $2.0 million, offset with a decrease in clinical trial activities for RT001 topical.

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

Stock-based compensation for research and development was $1.1 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation for research and development was $4.3 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively, primarily due to an increase in employee headcount.
General and Administrative Expenses
General and administrative expenses for the three and nine months ended September 30, 2016 increased by 29% and 21%, respectively, compared to the same periods in 2015, primarily due to increased costs related to personnel, legal, marketing, and stock-based compensation.

Stock-based compensation for general and administration was $1.6 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation for general and administration was $4.7 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Loss on Impairment
We constructed a Fill/Finish Line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet and axillary hyperhidrosis in June 2016, following results from our REALISE 1 Phase 3 clinical trial.
Under generally accepted accounting principles in the United States, long-lived assets, such as our RT001 topical Fill/Finish Line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. During the three months ended June 30, 2016, we recorded a loss on impairment of $1.9 million related to certain components of the RT001 topical Fill/Finish Line. During the three months ended September 30, 2016, we recorded no additional impairment related to the RT001 topical Fill/Finish Line. Nonetheless, it is reasonably possible that the Company's estimates of the recoverability of the equipment's carrying value could change, and may result in the need to write down the assets to fair value. As of September 30, 2016, the Fill/Finish Line had a net book value of $11.9 million.
Net Non-Operating Expenses
Interest Income
Interest income consists primarily of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. The increase in interest income for the three and nine months ended September 30, 2016 compared to the same periods last year reflects an increase in the average daily balance of funds held as investments.
Interest Expense
Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Condensed Consolidated Balance Sheets, and generally derived from cash payments related to the issuance of notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, and derived from the issuance of warrants in conjunction with notes payable, and (iii) effective interest recognized on the financing obligations. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
The interest expense by cash and non-cash components is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(158)	$(264)	(40)%	$(542)	$(564)	(4)%

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	—		—	(39)	(100)%
Non-cash interest expense — warrant related debt discounts	—	—		—	(5)	(100)%
Non-cash interest expense - financing obligations	(98)	(126)	(22)%	(315)	(226)	39%
Total non-cash interest expense	$(98)	$(126)	(22)%	$(315)	$(270)	17%

Total interest expense	$(256)	$(390)	(34)%	$(857)	$(834)	3%

(1)	Cash related interest expense included interest payments on the Hercules Notes Payable and the Essex Financing Obligations.
Interest expense for the three months ended September 30, 2016 decreased by 34%, compared to the same period in 2015, primarily due to the decreasing interest on the sale-leaseback transaction with Essex Capital as the leases approach maturity. Interest expense for the nine months ended September 30, 2016 increased by 3%, compared to the same period in 2015, primarily due to the entering into the sale-leaseback transaction with Essex Capital in April 2015.

Change in Fair Value of Derivative Liability Associated with the Medicis Settlement
The Product Approval Payment associated with the Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability is remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval

Payment has been paid. The loss recorded during the nine months ended September 30, 2016 reflects an increase to the valuation of the derivative liability based on assumptions related to the development of RT002 injectable for glabellar lines.

Total Net Non-Operating Expenses
The total net non-operating expenses is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Interest income	$306	$68	350%	$940	$144	553%
Interest expense	(256)	(390)	(34)%	(857)	(834)	3%
Change in fair value of derivative liability associated with the Medicis settlement	(167)	13	(1,385)%	(595)	60	(1,092)%
Other expense, net	(138)	(98)	41%	(406)	(221)	84%
Total net non-operating expenses	$(255)	$(407)	(37)%	$(918)	$(851)	8%

Our total net non-operating expense for the three months ended September 30, 2016 decreased by 37%, compared to the same period in 2015, primarily due to a decrease in interest expense, as described above, and the change in fair value of the derivative liability associated with the Medicis settlement, offset by higher interest earned on short term investments.

Our total net non-operating expense for the nine months ended September 30, 2016 increased by 8%, compared to the same period in 2015, primarily due to the higher interest earned on short term investments, offset by the change in fair value of the derivative liability associated with the Medicis settlement and increase in other expenses.

Liquidity and Capital Resources
Through September 30, 2016, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million, after underwriting discounts, commissions and other offering expenses. In March 2015, we entered into an At-The-Market sales agreement, or the 2015 ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell our common stock having aggregate proceeds of up to $50.0 million from time to time. During the third quarter of 2015, we sold 352,544 shares of our common stock under the ATM Agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions and other offering expenses. On March 7, 2016, we entered into an ATM sales agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. No sales of our common stock have taken place under the 2016 ATM Agreement as of September 30, 2016. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated.
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
We have never been profitable and, as of September 30, 2016, had an accumulated deficit of $394.7 million. We incurred net losses of $18.0 million and $62.5 million in the three and nine months ended September 30, 2016, respectively. We incurred net losses of $19.2 million and $51.4 million in the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we had cash, cash equivalents, and investments of $201.3 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

Cash Flows
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(46,359)	$(39,218)
Net cash used in investing activities	(22,801)	(56,861)
Net cash used in financing activities	(1,974)	15,541

Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by personnel, manufacturing, clinical development, and facility costs. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and research and development activities as our business grows.

Cash used in operating activities of $46.4 million during the nine months ended September 30, 2016 resulted primarily from our net loss of $62.5 million offset by stock-based compensation expense of $9.0 million, the acquisition of in-process research and development of $2.0 million (Note 3), a loss on the impairment of assets of $1.9 million, depreciation expense of $1.1 million, amortization on investment premiums of $1.0 million, and other adjustments of $0.9 million. The increase in our net operating assets and liabilities by $0.2 million was primarily due to an increase in accounts payable and accruals and other current liabilities by $6.0 million offset by decreases in prepaid and other currents assets by $5.8 million.

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
Cash Flows from Investing Activities
Cash used in investing activities was $22.8 million for the nine months ended September 30, 2016 consisting of $159.8 million for purchases of investments, $1.8 million payment for the acquisition of in-process research and development (Note 3), an increase in restricted cash of $0.1 million, and purchases of property and equipment of $1.2 million offset by sales and maturities of short-term investments of $140.1 million.

Cash used in investing activities was $56.9 million for the nine months ended September 30, 2015 consisting of $54.1 million for purchases of investments and $2.8 million in purchases of property and equipment which were partially offset by a reduction of our restricted cash of $0.1 million.
Cash Flows from Financing Activities
Cash used in financing activities was $2.0 million for the nine months ended September 30, 2016 comprised of proceeds from the exercise of stock options and ESPP purchases of $1.3 million offset by principal payments on our financing obligations of $2.6 million and other adjustments of $0.6 million.

Cash provided by financing activities was $15.5 million for the nine months ended September 30, 2015 comprised of proceeds of $10.2 million from issuance of common stock in connection with our 2015 ATM offering, net of deferred offering costs, and proceeds from sale of equipment to Essex Capital of $9.8 million, and proceeds from the exercise of stock options and ESPP of $0.8 million offset by principal payments on our notes payable of $2.7 million, principal payments on our financing obligation and capital leases of $1.8 million, and net settlement of restricted stock awards to settle employee tax obligations of $0.8 million.

Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term to initiate and complete clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications. We believe that our existing capital resources, the net proceeds from our IPO, and the net proceeds from our follow-on public offerings will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2016, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 4, 2016.
Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Our future minimum contractual commitments have not changed materially from the amounts previously reported, except as indicated below.
The Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement") in which the Company agreed to pay up to an additional $16.0 million in aggregate upon the satisfaction of specified milestones relating to the Company’s sales revenue, intellectual property, and clinical and regulatory events.
The Company also accrued $6.4 million for a loss contingency related to execution of a Stipulation of Settlement, of which the Company expects to recover $5.9 million from its insurance policies. This litigation remains subject to uncertainty, and the actual defense and disposition costs may depend upon many unknown factors.

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $201.3 million and $254.1 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency and treasury obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the nine months ended September 30, 2016 and 2015, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before proceeding with further Court action, including the filing of its motions to dismiss under California rules, the Company agreed with Plaintiff to conduct a mediation. The parties did not reach agreement during the mediation. However, following the mediation, the parties continued discussions and, on October 31, 2016, executed a stipulation of settlement. Under this stipulation, in exchange for a release of all claims by the plaintiff class, the Company has agreed to settle the litigation for $6.4 million in cash, of which the Company expects $5.9 million to be covered by its insurance policies. The stipulation maintains that the defendants, including the Company, deny all wrongdoing and liability related to the litigation. Plaintiff’s counsel has advised the Court that they intend to file a motion for preliminary approval of the settlement by November 14, 2016. The stipulation and proposed settlement remain subject to approval by the Court and certain other conditions.

This litigation, including the proposed settlement, remains subject to uncertainty, and the actual defense and disposition costs may depend upon many unknown factors. Therefore, there can be no assurance that this litigation will not have a material adverse effect on our business, results of operations, financial position or cash flows.

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
We are continuing our RT002 injectable clinical development plans and have invested substantial efforts and financial resources in the research and development of RT002 injectable. Based upon the results to date, we are further developing RT002 injectable for the treatment of glabellar lines. We reported interim results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. The topline interim data from the trial showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. These results may not be indicative of results from future trials. We completed a Pre-Phase 3 meeting with the FDA in the second quarter of 2016. In September 2016, we filed an Investigational New Drug (IND) application in the United States and plan to move forward with studies required for filing a Biologics License Application (BLA). Our Phase 3 program initiation activities are underway, with first dosing expected before the end of 2016. We expect to report results from our Phase 3 program in the fourth quarter of 2017.

In September 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study is evaluating the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate-to-severe isolated cervical dystonia. We completed a planned safety analysis of the first and second cohorts with 12 patients each, and based upon the results, initiated the third cohort of 12 patients. In the first and second cohorts, RT002 injectable appeared to be safe and well-tolerated. The majority of adverse events were noted to be mild or moderate, with no serious adverse events or evidence of any systemic exposure observed. All treatment-related adverse events were noted to be either resolved or resolving at the time of the planned safety analysis. These adverse events included injection site redness, cervical muscle weakness, neck pain, dysphagia, and bruising at the base of the neck. The Company continues to enroll patients in the third cohort and plans to share initial data in 2016.

We also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The study is expected to enroll approximately 60 subjects in the United States. The study’s primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score (AOFAS). Subjects will be followed for 16 weeks post treatment. Topline clinical results from this study are expected in 2017.
Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT002 injectable. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of RT002 injectable and RT001 topical, as well as any future product candidates. The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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
We may be unable to obtain regulatory approval for RT002 injectable, RT001 topical, or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.*
To gain approval to market a biologic product such as RT002 injectable or RT001 topical, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for a BLA or other respective marketing applications. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

Specifically, we conducted two Phase 2b controlled clinical trials of RT001 topical, in which RT001 topical met the primary efficacy and all secondary endpoints. We also conducted one open-label, Phase 2b safety trial, which demonstrated that sequential applications of RT001 topical appear to be safe and well-tolerated, even at an accelerated frequency. However, we conducted a Phase 3 clinical trial, REALISE 1, designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet, in which RT001 topical did not achieve its co-primary or other endpoints. We also conducted a prior Phase 3 clinical efficacy trial, which did not show improvement from baseline in either the placebo or RT001 topical group. These results were inconsistent with our previous Phase 2b clinical trials. The REALISE 1 results materially and adversely affected our development programs for RT001 topical. Following the results of our REALISE 1 Phase 3 clinical trial in June 2016, we discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment primary axillary hyperhidrosis.
RT002 injectable is in Phase 2 development, and we expect to begin Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in 2016. Our business currently depends substantially on its successful development, regulatory approval and commercialization. Based on discussion with the FDA at a Pre-Phase 3 meeting in the second quarter of 2016 and the minutes received following the meeting, we filed an IND application in the United States. We also plan to move forward with studies required for filing a BLA. Such studies may increase the time, expense and uncertainty of our RT002 injectable development program, including, for example, because results of such studies may indicate to us a further need to refine the RT002 injectable product candidate.
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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates RT002 injectable and RT001 topical. In particular, our clinical programs for RT002 injectable and RT001 topical will require substantial additional funds to complete. We have recorded net losses of $18.0 million and $62.5 million and $19.2 million and $51.4 million for the three and nine months ended September 30, 2016 and 2015, respectively, had an accumulated deficit through September 30, 2016 of $394.7 million and had a working capital surplus of $191.2 million as of September 30, 2016, primarily as a result of our IPO, June 2014 and November 2015 follow-on public offerings, and 2015 At-The-Market, or ATM offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of September 30, 2016, we had capital resources consisting of cash, cash equivalents, and investments of $201.3 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million in our IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. In the third quarter of 2015, we sold 352,544 shares of our common stock under the 2015 ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions, and other offering expenses. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million. On March 7, 2016, we entered into the 2016 ATM Agreement with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. No sales of our common stock have taken place under the 2016 ATM Agreement as of September 30, 2016. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, RT001 topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable, RT001 topical, and any future product candidates.
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
The commercial success of RT002 injectable, RT001 topical, and any future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of RT002 injectable, RT001 topical, and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing therapies;

•	physician willingness to adopt a new therapy to treat glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications;

•

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
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
Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
We have constructed a larger capacity Fill/Finish Line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. Based on our results, we also decided not to pursue our clinical development plan for RT001 topical for the treatment primary axillary hyperhidrosis. During the nine months ended September 30, 2016, we recorded a loss on impairment of $1.9 million related to certain components of the RT001 topical Fill/Finish Line. As of September 30, 2016, the Fill/Finish Line had a net book value of $11.9 million. Under generally accepted accounting principles in the United States, long-lived assets, such as our Fill/Finish Line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the Fill/Finish Line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or RT001 topical. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $18.0 million and $62.5 million and $19.2 million and $51.4 million for the three and nine months ended September 30, 2016 and 2015, respectively, had an accumulated deficit through September 30, 2016 of $394.7 million and had a working capital surplus of $191.2 million as of September 30, 2016, primarily as a result of our February 2014 IPO, June 2014 and November 2015 follow-on public offerings, and 2015 ATM offering. The net proceeds from the sale of the shares in our IPO and our June 2014 follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offering were approximately $98.6 million and $131.3 million, respectively. In November 2015, the Company also completed a public offering for net proceeds of $126.2 million. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable and RT001 topical. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months.
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
Our ability to commercialize RT002 injectable, RT001 topical, or any future product candidates for therapeutic indications such as cervical dystonia or plantar fasciitis will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third party payors generally require that drug products have been approved for marketing by the FDA. Third party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third party coverage or reimbursement for RT002 injectable, RT001 topical, or any future product candidates, or we may be required to sell them at a discount.
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
As of September 30, 2016, we had 100 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable, RT001 topical, or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We have been, and in the future may be, subject to securities class action and shareholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business. *
We have been, and may in the future be, the target of securities class actions or shareholder derivative claims. On May 1, 2015, a securities class action complaint was filed on behalf of City of Warren Police and Fire Retirement System against us and certain of our directors and executive officers at the time of our follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering. While the parties to this litigation have executed a Stipulation of Settlement resolving the litigation, the proposed settlement is subject to Court approval and certain other conditions. If the Court does not approve the proposed settlement or the settlement otherwise does not become effective and litigation resumes, it and any such other actions or claims could result in substantial damages and may divert management’s time and attention from our business.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 4, 2015, we entered into the ATM agreement, or the 2015 ATM Agreement, with Cowen, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through our sales agent. On March 7, 2016, we entered into an ATM agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. No sales of our common stock have taken place under the 2016 ATM Agreement as of September 30, 2016. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated.
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
As of September 30, 2016, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 61.8% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
July 1 through July 31, 2016	329	$13.58	—	—
August 1 through August 31, 2016	—	—	—	—
September 1 through September 30, 2016	833	16.85	—	—
Total	1,162	$15.91	—	—

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

REVANCE THERAPEUTICS, INC.

Date: November 4, 2016	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Chief Business Officer (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

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