Form 10-K
period 2016-12-31
Revance Therapeutics, Inc.
filed 2017-02-28
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $264.0 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $13.60 per share for such date.
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 24, 2017: 29,319,352
DOCUMENTS INCORPORATED BY REFERENCE
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, as amended, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding the results, timing and completion of our clinical trials and regulatory submissions needed for the approval of RT002 injectable for the treatment of glabellar (frown) lines, muscle movement disorders, including cervical dystonia, and plantar fasciitis, in the United States, Europe and other countries;

•	our expectations regarding our future development of RT002 injectable and RT001 topical for other indications;

•	our expectations regarding the development of future product candidates;

•	the potential for commercialization by us of RT002 injectable, if approved;

•	our expectations regarding the potential market size, opportunity and growth potential for RT002 injectable and RT001 topical, if approved for commercial use;

•	our belief that RT002 injectable and RT001 topical can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•	our ability to manufacture in our facility and to scale up our manufacturing capabilities and those of future third-party manufacturers if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, and strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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
Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, formulated with our patented and proprietary peptide technology, to address unmet needs in large and growing neurotoxin markets. Our proprietary peptide technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical. We are pursuing clinical development for RT002 injectable in a broad spectrum of aesthetic and therapeutic indications. Neither formulation of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights for all indications of RT002 injectable and RT001 topical, and the pharmaceutical uses of our proprietary peptide technology.
RT002 injectable is a novel, injectable formulation of botulinum toxin type A designed to be a targeted and long-lasting injectable botulinum toxin treatment. We are studying RT002 injectable for aesthetic indications, such as glabellar (frown) lines and therapeutic indications, such as cervical dystonia and plantar fasciitis. We believe RT002 injectable has the potential to expand into additional aesthetic and therapeutic indications in the future. We are planning to conduct additional preclinical development with RT001 topical for potential future therapeutic and aesthetic indications.

PIPELINE	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	2017 PLANNED MILESTONES

Glabellar (Frown) Lines (RT002)					Report Phase 3 pivotal trials results - Q4 2017

Cervical Dystonia (RT002)					Report 24-week results from Phase 2 study - Q2 2017

Plantar Fasciitis (RT002)					Report Phase 2 study results - 2H 2017

RT001 topical
Our Product Candidates
DaxibotulinumtoxinA for Injection (RT002, or RT002 Injectable)
We are developing an injectable formulation of botulinum toxin type A, which we refer to as RT002 injectable, for indications where a long-lasting effect is desired. We believe, and our preclinical and clinical studies using RT002 indicate, that daxibotulinumtoxinA combined with our novel peptide may permit safe administration of higher doses of botulinum toxin and may result in long-lasting effect. We are initially focusing on developing RT002 for the treatment of glabellar lines, cervical dystonia, and plantar fasciitis.
Glabellar Lines
Glabellar lines are the result of the gathering of the tissue between the eyebrows into a fold. They are caused by the repeated action of underlying muscles associated with facial expression. Years of squinting and frowning tend to leave deep wrinkles in the skin between the eyebrows and on the bridge of the nose, across the forehead and at the corners of the eyes. On many people, frown lines produce an angry or sad look that detracts from a pleasant facial appearance. Physical, emotional and social reasons for treating frown lines and forehead furrows include improved appearance and enhanced self-esteem. The most common cosmetic use of the market leader, BOTOX® Cosmetic, is for the treatment of glabellar lines, which we believe represented a global market of nearly $1 billion in 2015. In general, consumers enjoy the benefits of botulinum toxin injections and express a high rate of satisfaction. Longevity, or duration of effect, is the one area where consumers are less satisfied and desire longer duration.
Botulinum toxin treatment of glabellar lines is the largest proportion of cosmetic neurotoxin sales in the United States and, according to the American Society for Aesthetic Plastic Surgery, botulinum toxin treatment is the number one nonsurgical cosmetic procedure in the United States. We believe RT002 injectable has the potential to satisfy significant unmet needs in this market. According to market research we conducted in April 2015, which involved a quantitative study with one hundred dermatologists and plastic surgeons, 72% of the physicians surveyed stated that longer duration is a significant unmet need in the market for the botulinum toxin treatment of glabellar lines and 75% stated that they are extremely likely to use RT002 injectable based on both injectable data available during the study and the RT002 injectable product concept.
Also, primary qualitative market research among aesthetic physicians, patients and office practice managers indicated that they were very impressed by the clinical data generated in the RT002 Phase 2 BELMONT study. In fact, a majority of those physicians interviewed reported that if RT002 injectable demonstrated similar results in Phase 3 trials the increased duration of effect would cause them to change their treatment or purchase habits from currently available botulinum toxins to include RT002 injectable. Duration of effect is reported to be the greatest unmet need and the primary driver of adoption amongst physicians, patients and office managers.
We believe that a product that shows increased persistence of effect over time, with a slower return to baseline and a meaningful consumer benefit up to six months would fit very nicely into the current treatment regimen and consumer habits. Quantitative market research shows that the majority of consumers only visit their physicians twice per year for treatments and the longer duration would mean that they would remain satisfied between treatments.
We believe that RT002 injectable may provide the following benefits to patients and physicians for treatment of glabellar lines, as compared to the market leader, BOTOX® Cosmetic:

•	RT002 injectable may permit longer lasting effect up to 6 months and increase response rates.

•
RT002 injectable may provide the ability to administer higher doses without associated adverse events. This could potentially decrease unwanted side effects like eyelid ptosis (droopy eyelids), which leads to patient dissatisfaction.

We believe that RT002 injectable may provide the following benefits to physicians:

•
RT002 injectable may be simple to use and consistent with the method of administration of the market leader. Minimal training is required because administration would be similar to currently available marketed products.

•	RT002 injectable may lead to more sustained patient satisfaction between treatments, which is critical for self-pay procedures.

•	RT002 injectable could potentially expand their practices by appealing to consumers who are not willing to come in multiple times per year to sustain the benefits of treatment.

•
Physicians may be willing to pay more for RT002 injectable compared to currently available neurotoxins as they believe that they could easily pass that cost along to their patients, who would be willing to pay for increased duration of effect.

•	In phase 2 studies, RT002 injectable appeared to be well-tolerated with no significant safety concerns.
Development of RT002 Injectable for Treatment of Glabellar Lines
Phase 3 Clinical Trials - We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program.

The Phase 3 clinical program includes two randomized, double-blind, placebo-controlled pivotal trials (named SAKURA 1 and SAKURA 2) to evaluate the safety and efficacy of a single administration of RT002 for the treatment of moderate to severe glabellar lines in adults. SAKURA 1 and SAKURA 2 are expected to enroll a total of approximately 600 subjects at multiple sites in the United States and Canada. In both trials, subjects will be randomized in a 2:1 ratio to either the RT002 or placebo treatment groups, respectively. Post-treatment, subjects will be followed for at least 24 weeks and up to 36 weeks. The primary efficacy endpoint of the pivotal trials will be a composite of the proportion of subjects who achieve a score of 0 or 1

(none or mild) and a two-point improvement from baseline in glabellar line severity on the Investigator Global Assessment-Facial Wrinkle Severity (IGA-FWS) and Patient Facial Wrinkle Severity (PFWS) scales, at maximum contraction (frown), at Week 4. Duration of the reduction of severity of the glabellar lines will be assessed as a secondary efficacy endpoint in the Phase 3 pivotal trials. We plan to share topline results from the SAKURA 1 and SAKURA 2 pivotal trials in the fourth quarter of 2017.

In addition to the two planned pivotal trials, the SAKURA Phase 3 program includes a long-term, open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. The long-term safety trial is expected to enroll approximately 1,500 subjects at multiple sites in the US and Canada. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks.

We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications, and will continue to conduct clinical trials with periodic, thorough analysis of benefits and risks.

Assuming successful completion of our SAKURA Phase 3 Program, we plan to file marketing applications in the United States, European Union and Canada followed by submissions in Latin American countries, such as Brazil, and certain other territories in Asia.

European Union Agency Interactions - We requested scientific guidance from the European Medicines Agency, or EMA, on the development of RT002 injectable for the treatment of glabellar lines and the proposed Phase 3 program in 2016. The EMA provided comments on Quality, Nonclinical and Clinical programs. Overall, the EMA agreed with the proposed programs and provided details and suggestions to be considered for our marketing application. We have taken the EMA comments into consideration in the Phase 3 program and will provide data to support the various requests in the marketing application.

Pre-Phase 3 FDA Interactions - In 2016, we completed a pre-Phase 3 meeting with the U.S. Food and Drug Administration, or FDA, regarding RT002 injectable for the treatment of glabellar lines. Based upon the discussion with the FDA and the minutes received following the meeting, we submitted an Investigational New Drug Application (IND) for the SAKURA Phase 3 clinical program for RT002 in glabellar lines and other supportive studies required for a Biologics License Application (BLA) submission.

Phase 1 and 2 Clinical Trials - RT002 has demonstrated long-lasting effect and appeared to provide safe administration of botulinum toxin in Phase 1 and 2 clinical trials, even at high targeted doses. Long-lasting effect was first demonstrated in 2014 in the final cohort of a four-cohort Phase 1/2 clinical dose escalation trial conducted outside the United States for improvement of glabellar lines. In the trial, RT002 injectable met its primary efficacy and safety endpoints. The open-label, dose escalating, Phase 1/2 trial enrolled 48 adults. All subjects had moderate to severe wrinkles at baseline, measured using the 4-point Global Line Severity Scale (GLSS). In summary, the data showed:

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
Based on the results of this study, in 2015 we conducted BELMONT, a Phase 2, Randomized, Double-Blind, DosE Ranging, Active and PLacebo Controlled, Multi-Center Study to Evaluate the Safety, Efficacy, and Duration of Effect Of RT002, a BotuliNum Toxin Type A for Injection, injectable to treat glabellar lines. The primary endpoints for the study were the investigator's assessment of glabellar line severity at maximum frown at Week 24 and median duration of effect from the date of treatment back to baseline severity. The BELMONT trial evaluated treatment for glabellar lines in 268 subjects with moderate to severe glabellar lines at nine investigational sites in Canada. The trial compared the safety, efficacy and duration of three doses of RT002 injectable, the labeled dose of the current market leader BOTOX® Cosmetic/VISTABEL® and a placebo control in a randomized 1:1:1:1:1 trial design. In 2015, we reported positive 24-week results from the trial that showed RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated.
Cervical Dystonia and Other Muscle Movement Disorders
We have also been developing RT002 for the treatment of cervical dystonia, a muscle movement disorder. We will continue to evaluate development for other therapeutic indications, such as neurological movement and other disorders, based on the results of our current preclinical studies and clinical trials. Muscle movement disorders, such as cervical dystonia, are neurological conditions that affect a person's ability to control muscle activity in one or more areas of the body. Muscle spasticity happens after the body's nervous system has been damaged, most commonly by a stroke, disease, or trauma. While not life-threatening, spasticity can be painful and may have a significant effect on a person's quality of life. Some tasks, like getting dressed or bathing, become difficult, and a person's self-esteem may be affected by their abnormal posture. Common muscle movement disorders include cervical dystonia (excessive pulling of the muscles in the neck and shoulder), upper or lower limb spasticity (stiffness in muscles), and blepharospasm (involuntary closing of the eyelids). Botulinum toxin type A has proven safe and effective for such uses, as the most common treatment for muscle movement disorders is to relax the muscle by injecting it with botulinum toxin. We believe muscle movement disorders accounted for nearly $1 billion of therapeutic neurotoxin sales globally in 2015.
RT002 Injectable for Treatment of Cervical Dystonia
We initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable to evaluate safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia symptoms of the neck. In December 2016, we announced positive interim results from the Phase 2 clinical trial. The interim data showed that RT002 injectable appeared to be generally safe and well-tolerated, demonstrated a median duration of greater than 24 weeks for the first cohort of the study, and displayed a clinically significant impact on cervical dystonia signs and symptoms. The trial enrolled 37 subjects and follows three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units. Later-enrolled subjects in the second and third cohorts had yet to complete the trial’s 24-week protocol. We plan to share 24-week results in the second quarter of 2017.

Key interim results of the cervical dystonia trial are as follows:

Safety. In all three cohorts, RT002 injectable appeared to be generally safe and well-tolerated. There were no serious adverse events and no dose-dependent increase in adverse events. The treatment-related adverse events were transient and mild to moderate in severity, except for one case of neck pain reported as severe, with a duration of 2 days. The most common adverse events were dysphagia, or difficulty in swallowing (10.8%), injection site redness (8.1%), injection site pain (5.4%), muscle tightness (5.4%) and muscle weakness (5.4%). For reference, trials for botulinum type A products approved to treat cervical dystonia have reported adverse events for dysphagia ranging from 13% to 39%.

Efficacy. The trial’s 4-week primary efficacy measurement was the improvement in dystonia symptoms as determined by reduction from baseline on the Toronto Western Spasmodic Torticollis Rating Scale (TWSTRS)-Total score. RT002 injectable showed a clinically significant mean reduction of 16.8 from baseline, or 38%, across all three cohorts at Week 4. In cohort one, with a mean dose of 174 units, the majority of the 46% reduction observed in the TWSTRS-Total score at Week 4 was preserved at Week 24, with a 33% mean reduction from baseline observed. Clinically meaningful mean reductions in the TWSTRS Severity, Disability and Pain subscales were consistent and observed at all follow-up visits in the first cohort. Later-enrolled subjects in the second and third cohorts had not yet reached the 24-week point. For reference, placebo-controlled trials with botulinum type A products approved to treat cervical dystonia have reported a reduction from baseline in the TWSTRS-Total score that ranged from 22% to 26% at Week 4.

Duration of Effect. Duration of effect for this trial was defined as the number of weeks from treatment until the return of symptoms that warrant retreatment, based on the subject’s target TWSTRS score. The median duration of effect was at least 24 weeks (6 months) for subjects in cohort one (n=12), and at least 16 weeks for subjects in cohort two (n=11), using the complete 16 week follow up data. In cohort one, no subjects had returned to baseline at Week 24 and only one subject in cohort two, to date, has returned to baseline, which occurred at the Week 24 visit. In cohort one, RT002 achieved a median duration of at least 24 weeks based on three different assessments, including 1) the number of weeks from treatment until a subject reaches or exceeds their target TWSTRS-Total score, 2) improvement (score >0) on the Clinician Global Impression of Change (CGIC), and 3) TWSTRS-Total score return to baseline. For reference, current treatment of cervical dystonia calls for injection of botulinum toxin approximately every 3 months, or 4 times per year.
Plantar Fasciitis
We are also developing RT002 for the treatment of plantar fasciitis. Plantar fasciitis is a painful affliction caused by inflammation of the ligament running along the bottom of the foot and is the most common cause of heel pain. Heel pain is the most common complaint of patients who visit podiatrists and orthopedic foot and ankle surgeons. Eighty percent of reported heel pain complaints are due to plantar fasciitis. Plantar fasciitis is estimated to affect 10 to 18 million individuals in the United States. Risk factors include age, long distance running, excessive weight, abnormal foot posture, use of poor foot wear, and repetitive trauma.
Symptoms can last six months or more, sometimes requiring surgery. In the United States alone, more than two million patients undergo treatment for plantar fasciitis each year. Treatment options for less severe cases include leg and foot stretching exercises, nonsteroidal anti-inflammatory drugs, shoe inserts, heel pads, and night splints. More severe or refractory cases are currently treated with steroid injections, extracorporeal shock wave therapy, platelet rich plasma injections, and/or surgery. Preclinical and clinical research suggests a neurotoxin candidate such as RT002 injectable may provide patients with sustained relief from chronic heel pain and support healing of the plantar fascia without the risks of plantar fascia rupture or atrophy of the fat pad that can occur with corticosteroid injections, a common treatment.
No botulinum toxin is approved for treating plantar fasciitis; the clinical endpoints, however, are well established. Published estimates place the annual U.S. evaluation and treatment market for plantar fasciitis at more than $250 million, and we believe the market could grow significantly larger if patients had a compelling neurotoxin treatment option.
RT002 Injectable for Treatment of Plantar Fasciitis
In 2016, we initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The study is expected to enroll approximately 60 subjects in the United States. The study's primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score (AOFAS). Subjects will be followed for 16 weeks post treatment. Topline clinical results from this study are expected in the second half of 2017.
DaxibotulinumtoxinA Topical Gel (RT001 or RT001 Topical)
RT001 topical is a topical gel formulation of botulinum toxin type A in a proprietary single-use applicator. The botulinum toxin in RT001 topical blocks neuromuscular transmission by binding to receptor sites on motor or sympathetic nerve terminals, entering the nerve terminals and inhibiting the release of specific neurotransmitters. RT001 is designed to provide treatment with no needles, no downtime, no bruising and no pain.
We completed RT001 topical Phase 3 clinical trials for the treatment of lateral canthal lines (crow’s feet) and an initial Phase 2 clinical trial for the treatment of primary axillary hyperhidrosis. We discontinued clinical development of RT001 topical for the treatment of crow’s feet in 2016 following the results from our REALISE 1 Phase 3 clinical trial, which was designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet. Based on the REALISE 1 results, we also decided not to pursue further clinical development of RT001 topical for the treatment primary axillary hyperhidrosis. We are studying RT001 topical in a preclinical setting for therapeutic and aesthetic applications where topical administration of botulinum toxin provides a meaningful advantage over injection.

Preclinical Program

In accordance with international guidelines and in consultation with the FDA, we have also conducted a nonclinical development program for RT001 topical. The program included preclinical efficacy, safety bioavailability and single and repeat dose toxicity studies of RT001 topical, including chronic studies of up to nine months' duration. Genotoxicity, local tolerance and formulation bridging studies were also conducted, along with reproductive toxicity testing. Together, these studies supported prior and possible future clinical development of RT001 topical.

Based on the results of future preclinical studies, we will determine further development of indications for RT001 topical, such as hyperhidrosis, neuropsychiatric disorders, and chronic inflammatory diseases.

Hyperhidrosis

According to published medical articles, hyperhidrosis affects approximately nine million people in the United States (or 2.8% of the current population), with approximately half experiencing axillary hyperhidrosis, or underarm excessive sweating. Prevalence in the United States is slightly higher among men than women, but women are more likely to take action to have the condition treated. In 2014, the International Hyperhidrosis Society or IHHS fielded a survey among its email subscribers. While it is recognized that consumers who regularly read newsletters from the IHHS are likely to be more severe sufferers and those who are more likely to treat their disease, this survey does provide up to date information on this population. Additionally, we believe that these consumers may be early adopters of new treatments. In this population, hyperhidrosis is a multi-focal disease where the majority of people (81%) suffer in more than one focal area in addition to their underarms, most commonly the hands and feet. Among this group of consumers, 90% have sought assistance from a medical professional (compared to 38% cited in medical literature that describes the general population of hyperhidrosis sufferers). Of the 90% who seek medical assistance, 79% receive a diagnosis of hyperhidrosis, and of those, 87% seek some type of treatment. The most commonly used treatments and percentage of respondents that use each are:

•	Over-the-counter antiperspirants (78%)

•	Prescription antiperspirants (77%)

•	Oral medication (53%)

•	Botulinum Toxin Injections (41%)

•	Iontophoresis, or the use of electrical current on skin (38%)

•	Surgery (13%)

•	Other (10%)

Neuropsychiatric Disorders

Migraine Headache. Migraine headache is a central nervous system disorder characterized as moderate to severe headache and often includes additional symptoms such as nausea and vomiting. The global market for treatment of migraine headache was estimated to be $3.2 billion in 2015 according to a report published by Decision Resource Group. Migraine headache affects 38 million people in the United States, 4 million of whom suffer from chronic migraine headache. In the United States, this debilitating condition results in $36 billion each year in healthcare and lost productivity costs, according to the Migraine Research Foundation. Injected delivery of botulinum toxin has been validated as a therapeutically effective pharmaceutical agent for the preventive treatment of migraine headache. Botox® was approved for the treatment of chronic migraine headache in 2010. In 2015, BOTOX® sales for migraine were estimated to be more than $500 million. However, the treatment requires up to 31 injections in a patient’s head and neck and may have significant side effects, including the potential for injected botulinum toxin to diffuse to neighboring sites causing muscle weakness and pain, sometimes even triggering migraine headache attacks.

Chronic Daily Headache. Chronic daily headache, which is defined as an idiopathic headache occurring on more than 15 days per month for at least 3 months and for a daily duration of at least 4 hours, is considered a headache disorder that may benefit from treatment with botulinum toxin A. It is likely that those patients with chronic daily headache (with or without medication overuse) who are severely impaired (i.e., highest loss of productivity) and who are not receiving any other prophylactic treatment are the appropriate group of patients that may benefit from treatment with botulinum toxin. Since this total patient group shows a prevalence of up to 4% in population based epidemiological studies, it is warranted to further elucidate the clinical efficacy of botulinum toxin in this subgroup.

Major Depressive Disorder. Major depressive disorder is a common and serious disease that may be resistant to routine pharmacologic and psychotherapeutic treatment approaches. Preliminary studies have shown a single treatment of botulinum toxin in the forehead region can improve symptoms of depression in patients with major depressive disorder, or MDD, as defined by DSM-IV criteria. Positive effects on mood have been observed in subjects who underwent treatment of glabellar lines with botulinum toxin and, in an open case series, depression remitted or improved after such treatment.
Neuropathic Pain. Neuropathic pain is a condition that may arise as a result of a lesion or disease affecting the nervous system and, as a collection of syndromes, is often chronic in nature causing significant negative impact to quality of life. Existing treatments include antidepressants, serotonin inhibitors and calcium channel agonists, each of which require daily dosing and are often accompanied by side effects and modest efficacy. More recently, injected botulinum toxin has been shown to address many forms of neuropathic pain and provide extended relief, of approximately three months, in line with the known duration profile for botulinum toxin treatment of other targets. RT001 topical represents an appealing alternative with its topical delivery, allowing relatively large areas to be treated without injection pain while maintaining the potential benefit of extended duration from a single treatment of botulinum toxin.

Chronic Inflammatory Diseases
Rosacea. Rosacea is a common skin condition that causes redness, dilated blood vessels and may produce small red pus-filled bumps of the face. It affects an estimated 16 million Americans, yet only a small fraction are being treated. While there is no cure for rosacea and the cause is unknown, medical therapy is available to control or reverse its signs and symptoms.
Psoriasis. Psoriasis is a chronic skin condition that affects an estimated 125 million people worldwide, 2 to 3 percent of the total population, and is the most prevalent autoimmune disease according to the World Psoriasis Day consortium. Animal-model studies have shown the potential role of botulinum toxin in addressing inflammatory skin conditions, specifically demonstrating that botulinum toxin injections improved the clinical appearance of psoriasis.
Eczema. Eczema is another chronic inflammatory skin condition marked by dry, itchy skin. Atopic dermatitis - the most common form of eczema - affects millions of people, including an estimated six to 10 percent of children. Early research suggests that there could be a role for botulinum toxin in combating itch by better understanding the interaction of the vascular system in inflammatory skin conditions. While there are available therapies to treat eczema and psoriasis, not all therapies are equally effective.
In inflammatory conditions such as these, a topical botulinum toxin could potentially provide a viable treatment alternative to the current standard treatment, topical steroids, which have side effects, such as rosacea, perioral dermatitis, and acne.
Rheumatic conditions. In rheumatology, botulinum toxin may be able to help treat painful blood vessel conditions, such as Raynaud’s disease and Scleroderma. In initial studies, botulinum toxin injections have shown overall improvement in patient pain as well as a reduction in soft tissue ulceration.
Our Technology
Our Proprietary Peptide Technology
Combining our proprietary peptide technology with active drug macromolecules such as daxibotulinumtoxinA may help address currently unfulfilled needs in aesthetic medicine and various therapeutic categories. Employing our proprietary peptide technology may ensure overall formulation performance of the RT002 injectable where the focus is on delivering the first potentially long-acting neurotoxin. With novel as well as multiple indication areas in clinical development, our DaxibotulinumtoxinA compound is often referred to as "a pipeline within a product."
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

We believe that by limiting the spread of RT002 injectable to neighboring muscles, RT002 injectable is likely to be tolerated at higher doses than Botox® Cosmetic. Additionally, at doses where the spread of BOTOX® Cosmetic and RT002 injectable were compared, RT002 injectable appeared to be more targeted with longer duration in our preclinical studies. Nonclinical and clinical data taken together suggest that RT002 injectable may provide long duration of effect at the target muscle and reduce spread to untargeted muscles.
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
According to Global Industry Analysts, Inc. or GIA, the global market for botulinum toxin was estimated to be $3.7 billion in 2016 and is anticipated to reach $6.6 billion by 2022, registering a Compounded Annual Growth Rate (CAGR) of 10.7% over the analysis period of 2015 to 2022. The market is split into aesthetic ($1.6 billion in 2016) and therapeutic indications ($2.0 billion in 2016). We expect continued growth of the botulinum toxin market to be driven by new indications and product launches in new geographies. According to clinicaltrials.gov, there are nearly 240 active clinical trials for a wide range of uses of botulinum toxin, with approximately one-fifth of these identified as being in Phase 3 clinical development. While we are unaware of any clinical trials for potentially competitive long-lasting products that may reach the market before RT002 injectable, it is possible that clinical trials for such potentially competitive products have occurred or are occurring.
The Opportunity for Botulinum Toxins for Aesthetic Indications
Today’s culture places significant value on physical appearance, leading to widespread adoption of anti-aging and aesthetic treatments. The aesthetic market has grown dramatically in the United States, driven by a large population of consumers who are looking to delay signs of aging and improve general appearance.
Injectable botulinum toxin treatments are the single largest cosmetic procedure in the United States and the rest of the world. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, a strong consumer preference for non-surgical options and the increasing availability of effective alternatives have prompted adoption of non-surgical aesthetic procedures by a broader patient population. These trends have made non-surgical procedures the primary driver of growth in the aesthetic medicine market, accounting for 85% of the total number of procedures performed in 2015, according to the ASAPS annual statistics. Injectable botulinum toxin was the most frequently performed non-surgical procedure in 2015, with 4.3 million procedures in the US, an 18.9% increase over 2014. Injectable treatments overall, botulinum toxins and dermal fillers, increased 21% in 2015, according to ASAPS. Injectable botulinum toxin treatments have been the number one nonsurgical procedure since 2000, according to ASAPS. The number of procedures surpassed 4 million annually for the first time in 2015.
The Opportunity for Botulinum Toxins for Therapeutic Indications
While currently approved botulinum toxin products may be better known for their aesthetic applications, according to GIA, the fastest-growing segment of the botulinum toxin market in the United States and Europe is actually for therapeutic indications. This growth has been driven largely by the approval of botulinum toxin products in new indications such as preventive treatment of chronic migraine headache and upper limb spasticity in 2010, urinary incontinence in 2011, overactive bladder in 2013, and lower limb spasticity in 2016. Botulinum toxin’s ability to affect neuromuscular junctions, muscle activity or the release of neuropeptides, neurotransmitters and neuromediators in a controlled manner has enabled it to be developed and used in a wide range of therapeutic indications.
In addition to the approved therapeutic indications mentioned above, botulinum toxin products are being evaluated in clinical trials in multiple other therapeutic indications including acne, rosacea, skin and wound healing, scar reduction, hair loss treatments, plantar fasciitis and several musculoskeletal conditions.

We believe there is opportunity to improve injectable botulinum toxin use in neurological movement and other disorders. Muscle movement disorders are neurological conditions that affect a person’s ability to control muscle activity in one or more areas of the body. Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke, disease, or trauma. Muscle spasticity can be painful and may have a significant effect on a person’s quality of life. Some tasks, like getting dressed or bathing, become difficult, and a person’s self-esteem may be affected by their abnormal posture. Common muscle movement disorders include cervical dystonia (excessive pulling of the muscles in the neck and shoulder), and upper or lower limb spasticity (stiffness in arm or leg muscles). Botulinum toxin type A has proven safe and effective for such uses, as the most common treatment for muscle movement disorders is to relax the muscle by injecting it with botulinum toxin. However, such injections must be repeated every 3-4 months and require large doses, typically more than 200 BOTOX® units each treatment. As a result of the discomfort associated with muscle movement disorders and the associated demand for treatment that currently requires up to four visits per year, we believe that there is a significant need for a long-lasting and targeted injectable botulinum toxin.
Our Strategy
Our objective is to be a leading provider of botulinum toxin products across multiple aesthetic and therapeutic indications in both injectable and topical dose forms and to expand the market for botulinum toxin products. To achieve this objective, we plan to develop and commercialize two proprietary, patent-protected product candidates: first, our RT002 injectable botulinum toxin, followed by our RT001 topical botulinum toxin.
Key elements of our strategy are:

•
Advance RT002 Injectable Clinical Development. We initiated subject dosing of our SAKURA Phase 3 program of RT002 injectable for the treatment of glabellar lines in 2016. We also plan to continue our Phase 2 trials for the treatment of cervical dystonia and plantar fasciitis and initiate future development of RT002 injectable in other indications where differentiation or first-mover advantage can be achieved.

•
Build Our Own Sales And Marketing Capabilities To Commercialize RT002 Injectable in North America. If RT002 injectable is approved for the treatment of glabellar lines by the FDA, we intend to build our own commercial organization to launch in North America. Specifically, we plan to build a specialty sales force to target key physicians who perform the majority of aesthetic procedures, including dermatologists, plastic surgeons, facial plastic surgeons, and oculo-plastic surgeons.

•
Expand the Global Market for Botulinum Toxin Products. We believe RT002 injectable has the ability to expand the botulinum toxin market by appealing to patients who seek a long-lasting effect. We believe RT001 topical and other possible dose forms can expand the overall botulinum toxin market beyond the current patient base by bringing in new patients who would prefer a needle-free approach to treatment and a more tolerable procedure.

•
Establish Selective Strategic Partnerships to Maximize the Commercial Potential of our Product Candidates and our Proprietary Peptide Technology. Outside of North America, we plan to evaluate whether to commercialize our product candidates on our own or in collaboration with potential partners and distributors. Specifically, assuming regulatory approval of RT002 injectable outside of the United States, we will evaluate whether to build in-house commercial capabilities in one or more foreign countries or to seek commercialization partners to maximize the profitability of RT002 injectable. Additionally, our proprietary peptide technology can be used for molecules other than botulinum toxin. We plan to partner or license opportunistically the technology to monetize our technology platform.

•
Maximize the Value of our Botulinum Toxin Cell Line and Manufacturing Assets. We have developed an integrated manufacturing, analytics, research and development facility that is capable of producing proprietary forms of botulinum toxin for Revance and any future partners.

Manufacturing and Operations
We have established capabilities for the production of botulinum toxin type A, including bulk drug substance and both topical and injectable finished drug product. Botulinum toxin is regulated as a Select Agent under authority of the Centers for Disease Control and Prevention, or CDC, and as such requires that we perform our operations in compliance with CDC regulations. We are in good standing under our Select Agent license with the CDC. We have assembled a team of experienced individuals in the technical disciplines of chemistry, biology and engineering and have appropriately equipped laboratory space to support ongoing research and development efforts in our botulinum toxin product development platform. We have the ability to manufacture our own botulinum toxin to support our clinical trial programs and eventually, our commercial production. We believe that having direct control over our manufacturing processes will enable us to develop additional pharmaceutical product configurations effectively and with a competitive cost structure.

We manufacture and perform testing for both bulk drug substance and finished dosage forms of drug product to support our RT002 injectable and our RT001 topical product candidates. The additional components required for our product lines, the peptide for both RT002 injectable and RT001 topical and the diluent and delivery applicator for RT001 topical, are all manufactured by third parties under contract with us. See the section entitled “Outsourced Components” below for additional information.
Drug Substance
Manufacture of the drug substance for RT002 injectable and RT001 topical is based on microbial fermentation followed by product recovery and purification steps. The process is entirely free of animal and human-derived materials and depends on standard raw materials available commercially. The process is already scaled to support all future commercial demands. Bulk drug substance is stable when stored for extended periods, which allows us to establish reserves of drug substance and allows periodic drug substance production to replenish inventories as needed.
Drug Product
Manufacture of topical and injectable dose forms to support the RT002 injectable and RT001 topical clinical programs is currently performed at our fill-finish facility. The manufacturing process consists of bulk compounding, liquid fill and freeze-drying to support acceptable shelf-life duration. We plan to perform further scale-up of RT002 injectable drug product manufacturing to meet anticipated commercial demand and may utilize internal capacity, a third-party manufacturer or a combination of both.
Outsourced Components
We contract with third parties for the manufacture of our botulinum toxin and the additional components required for our products, which includes the manufacture of bulk peptide through American Peptide Company, Inc., or American Peptide, diluent through Hospira Worldwide, Inc., or Hospira. American Peptide and Hospira have been or were recently acquired by Bachem and Pfizer, Inc., respectively.
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
Our agreement with American Peptide includes development, manufacture and supply of peptide in accordance with certain specifications. This agreement also includes certain quality control and inspection provisions through which we can ensure the satisfactory quality of our peptide. Our agreement with American Peptide will remain in effect until 2020 and may be terminated earlier by either party following advance notice or a material breach by either party.
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
Upon marketing approval, the first expected use of our products will be to treat glabellar lines, cervical dystonia and plantar fasciitis, followed by potential use to treat other aesthetic and therapeutic conditions. The technologies with which we expect to compete directly are injectable and topical neuromodulators.
Injectable and Topical Neuromodulators
Our primary competitors in the pharmaceutical market are companies offering injectable dose forms of botulinum toxin, including:

•
BOTOX® and BOTOX Cosmetic®, marketed by Allergan, Inc., since its original approval by the FDA in 1989, has been approved for multiple indications, including glabellar lines, crow’s feet, hyperhidrosis, upper and lower limb spasticity, cervical dystonia, strabismus, blepharospasm, chronic migraine, incontinence, and overactive bladder. Allergan is a leading global pharmaceutical company with significant research, discovery, and delivery capabilities.

•	Myobloc®, a neuromodulator currently marketed by US WorldMeds and approved by the FDA in 2000.

•
Dysport®, an injectable botulinum toxin for the treatment of cervical dystonia, glabellar lines and upper and lower limb spasticity, which is marketed by Ipsen Ltd., or Ipsen, and Galderma, a Nestle company. Galderma acquired rights to market the product in the United States and Canada from Valeant Pharmaceuticals International, Inc. in 2014. Dysport® was approved by the FDA in 2009. Ipsen had previously received marketing authorization for a cosmetic indication for Dysport® in Germany in 2006. In 2007, Ipsen granted Galderma an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In 2008, Galderma became Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. In 2009, the health authorities of 15 European Union countries approved Dysport® for glabellar lines under the trade name Azzalure®. In 2011, Ipsen and Syntaxin engaged in a research collaboration agreement to develop native and engineered formats of botulinum toxin.

•
Xeomin®, marketed by Merz Pharma, or Merz, and approved by the FDA in 2010 for cervical dystonia and blepharospasm in adults previously treated with Botox®. In the third quarter of 2011, Xeomin® was approved by the FDA and in Korea for glabellar lines. In the fourth quarter of 2015, Xeomin® was approved by the FDA for the treatment of upper limb spasticity. Xeomin® is also currently approved for therapeutic indications in most countries in the European Union as well as Canada and certain countries in Latin America and Asia. Bocouture® (rebranded from Xeomin®), marketed by Merz, received approval for glabellar lines in Germany in 2009. In 2010, Bocouture® was approved in significant markets within the European Union. Xeomin® is also approved for glabellar lines in Argentina and Mexico.

We are aware of competing neuromodulators currently being developed and commercialized in Asia, South America and other markets. These markets may or may not require adherence to the FDA’s cGMPs or the regulatory requirements of the European Medicines Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While these products are unlikely to meet stringent U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than United States and European manufacturers. In addition to the injectable botulinum toxin dose forms, we are aware that other companies are developing topical neuromodulators for cosmetic and therapeutics indications and are conducting clinical trials for acne and facial aesthetic and hyperhidrosis.
Aesthetic Medicine
We anticipate that the first use of our products will be in the professional facial aesthetic medicine market, which includes neurotoxins and dermal fillers, as well as polymer-based injectables. These and other products experience indirect competition from procedures, such as laser treatments, face lifts, chemical peels, fat injections and cold therapy. In the United States, dermal filler products, including Allergan’s Juvéderm family of fillers including Juvéderm VoLUMA® XC, compete with Galderma’s products Restylane® and Perlane™. In 2010, the FDA approved Allergan’s Juvéderm® Ultra XC and Ultra Plus XC products containing lidocaine as well as new formulations of Galderma's Restylane® and Perlane™, also containing lidocaine, and Restylane® without lidocaine for lips. In June 2016, Allergan gained FDA approval for Juvéderm Volbella® XC, created specifically for lips for greater lift and longer-lasting results. In December 2016, Galderma gained FDA approval for Restylane Refyne, which was approved for the treatment of moderate to severe facial wrinkles and folds, and Restylane Defyne, which was approved for the treatment of moderate to severe, deep facial wrinkles and folds. Additional competitors in the filler category include Radiesse®, a calcium hydroxylapatite from BioForm, which was acquired by Merz in 2010, Sculptra® from Galderma, and Belotero Balance® from Merz. Internationally, competitive products include Q-Med’s range of Restylane® and Perlane™ products, as well as products from Anteis, Filoraga, Teoxane, Galderma and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.
Sales and Marketing
We currently have limited marketing capabilities and no sales organization. Assuming successful completion of clinical trials and receipt of marketing approval for RT002 injectable for treatment of glabellar lines by the FDA, we plan to launch in North America with our own commercial organization. Specifically, we would access the North American market by hiring a focused, specialized sales force that targets the core physicians (dermatologists, plastic surgeons, facial plastic surgeons and oculo-plastic surgeons) who perform the majority of the cosmetic procedures. Assuming approval to market in the United States, we will focus our initial marketing of RT002 injectable on these core specialties.
Strategic Partnering
We plan to focus our efforts on developing and commercializing RT002 injectable in North America. We intend to market on our own and seek collaborative relationships outside of North America to maximize the commercial potential of our product candidates and delivery technology.
We also plan to leverage our proprietary peptide technology outside of our core focus in botulinum toxin by partnering with other companies. For example, in June 2013, we entered into an exclusive technology evaluation agreement with the Procter & Gamble Company to co-develop a peptide and explore applications of our proprietary peptide technology in two classes of over-the-counter cosmetic compounds. If successful, this partnership would enable us to receive royalty revenue.
Intellectual Property
Our success depends in large part on our ability to obtain and maintain intellectual property protection for our drug candidates, novel biological discoveries, and drug development technology and other know-how, to operate without infringing on the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary and intellectual property rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on know-how, copyright, trademarks and trade secret laws, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Such protection is also maintained using confidential disclosure agreements. Protection of our technologies is important for us to offer our customers proprietary services and products unavailable from our competitors, and to exclude our competitors from using technology that we have developed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected.
It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications or other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to do business. In addition, any patent issued to us, or any of our pending patent applications, may provide us with little or no competitive advantage, in which case we may abandon such patent, or patent applications, or license them to another entity. For more information, please see “Item 1A. Risk Factors — Risks Related to our Intellectual Property.”
On June 2, 2016, we entered into the Asset Purchase Agreement, or the Purchase Agreement, with Botulinum Toxin Research Associates, Inc., or BTRX. Under the Purchase Agreement, we acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and right of first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX.

As of February 7, 2017, we held approximately 183 issued patents and approximately 134 pending patent applications, including foreign counterparts of U.S. patents and applications. Thirty-one of our patents are issued in the United States, with the rest issued in Australia, Canada, China, various countries in Europe, Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Singapore and South Africa. In addition, we have pending patent applications in the United States as well as in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and Singapore. The earliest that any of our patents will expire is December 10, 2019 for U. S. Patent No. 6,429,189.
We will continue to pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.
Our registered and pending U.S. trademarks include REVANCE®, TransMTS®, MOTISTE®, "Remarkable Science Changes Everything®", MEYESMILE, and R Logo.
Government Regulation
Product Approval Process in the United States
In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act, or FDCA, its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates, RT002 injectable and RT001 topical, are subject to regulation by the FDA as a biologic. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the United States.
The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U. S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s current good laboratory practices, or GLP regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials in the United States may begin;

•	approval by an institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current good clinical practices, or GCP regulations to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a BLA;

•
satisfactory completion of an FDA inspection, if the FDA deems it as a requirement, of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as compliance with applicable Quality System Regulations, or QSR, for devices;

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
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, certain changes to the approved biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be submitted and approved before the change may be implemented. For many proposed post-approval changes to a BLA, the FDA has up to 180 days to review the application. As with new BLAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Post-Approval Requirements
Any biologic products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label use,” industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA closely regulates the post-approval marketing and promotion of biologics, and although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties or other negative consequences, including adverse publicity.
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
Environment, Health and Safety
We are voluntarily assessing and publicly reporting our greenhouse gas emissions and water usage, and have begun to take action to reduce such emissions and usage. For example, we have established employee commuter programs, evaluated the energy efficiency of our buildings and installed low-flow water fixtures. Various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. For example, the California Air Resources Board is in the process of drafting regulations to meet state emissions targets. Based on current information and subject to the finalization of the proposed regulations, we believe that our primary risk related to climate change is the risk of increased energy costs. However, because we are not an energy-intensive business, we do not anticipate being subject to a cap and trade system or any other mitigation measures that would likely be material to our capital expenditures, results of operations or competitive position.
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
Research and Development
Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $50.4 million, $47.5 million, and $33.4 million during the years ended December 31, 2016, 2015, and 2014, respectively. We plan to increase our research and development expenses for the foreseeable future to initiate and complete additional clinical trials and associated programs related to RT002 injectable for the treatment of glabellar lines and therapeutic indications in areas such as cervical dystonia and plantar fasciitis.
Employees
As of December 31, 2016, we had 106 full-time employees. Of these employees, 83 employees were engaged in research and development and 23 employees were engaged in finance, marketing, human resources, facilities, information technology, general management, and administrative activities. We plan to continue to expand our research and development activities. To support this growth, we will need to expand managerial, research and development, operations, commercial, finance and other functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Exchange Act. You may obtain copies of these reports after the date of this Annual Report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Revance) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make available on our website at www.revance.com (under “Investors-Financials & Filings”), free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.
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
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our injectable product candidate RT002 injectable.
To date, we have invested substantial efforts and financial resources in the research and development of botulinum toxin-based product candidates. Our success as a company is substantially dependent on the clinical and commercial success of RT002 injectable.
We completed RT001 topical Phase 3 clinical trials for the treatment of lateral canthal lines (crow’s feet) and initial Phase 2 clinical trials for the treatment of primary axillary hyperhidrosis (excessive under arm sweating) and for the prevention of chronic migraine headache. However, we discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment of axillary hyperhidrosis in June 2016, following results from our REALISE 1 Phase 3 clinical trial, which was designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet.
We have invested substantial efforts and financial resources in the research and development of RT002 injectable. We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program, and expect to report topline results from our Phase 3 program (called SAKURA 1 and SAKURA 2) in the fourth quarter of 2017. In March 2016, we reported results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. The 24-week data from the trial showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. These results may not be indicative of results from future trials.
In September 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study is evaluating the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia. In December 2016, we announced positive interim results from the Phase 2 trial. The interim data showed that RT002 injectable appeared to be generally safe and well-tolerated, demonstrated median duration of greater than 24 weeks, and displayed clinically significant impact on cervical dystonia signs and symptoms. The trial enrolled 37 subjects and is following three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units. Later-enrolled subjects in the second and third cohorts have yet to complete the trial’s 24-week protocol. We plan to share 24-week results in the second quarter of 2017.

We also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The study is expected to enroll approximately 60 subjects in the United States. The study’s primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score (AOFAS). Subjects will be followed for 16 weeks post treatment. Topline clinical results from this study are expected in the second half of 2017.
Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT002 injectable. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of RT002 injectable, as well as any future product candidates. The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•
timely completion of, or need to conduct additional, clinical trials, including our clinical trials for RT002 injectable, RT001 topical, and any future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the number and design of such trials and the accurate and satisfactory performance of third party contractors;

•	our ability to demonstrate the effectiveness and differentiation of our products on a consistent basis as compared to existing or future therapies;

•	our ability to demonstrate to the satisfaction of the FDA, the safety and efficacy of RT002 injectable, RT001 topical, or any future product candidates through clinical trials;

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

We may be unable to obtain regulatory approval for RT002 injectable, RT001 topical, or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.
To gain approval to market a biologic product such as RT002 injectable or RT001 topical, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA or other respective marketing applications. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
Specifically, we completed RT001 topical clinical trials for the treatment of lateral canthal lines (crow’s feet) and primary axillary hyperhidrosis.  We discontinued clinical development of RT001 topical for the treatment of crow’s feet in 2016 following the results from our REALISE 1 Phase 3 clinical trial. The trial, designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet, did not achieve its co-primary or other endpoints. Based on these results, we also decided not to pursue further clinical development of RT001 topical for the treatment primary axillary hyperhidrosis.
We initiated subject dosing in Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in the fourth quarter of 2016. Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates. Based on discussion with the FDA at a Pre-Phase 3 meeting in the second quarter of 2016 and the minutes received following the meeting, we submitted an IND in the United States and initiated subject dosing in Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in 2016. We also plan to move forward with studies required for submission of a BLA. Such studies may increase the time, expense and uncertainty of our RT002 injectable development program, including, for example, because results of such studies may indicate to us a further need to refine the RT002 injectable product candidate.
We currently have no drug or biologic products approved for sale, and we may never obtain regulatory approval to commercialize RT002 injectable or RT001 topical. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market RT002 injectable in the United States until we receive approval of a BLA from the FDA. We are also not permitted to market RT002 injectable in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.
The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates, including RT002 injectable, for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA or an applicable foreign regulatory body that RT002 injectable, RT001 topical, or any future product candidates are safe and effective for the requested indication;

•	our inability to demonstrate preclinical proof of concept of RT001 topical or other products in future, new indications;

•	the FDA’s or an applicable foreign regulatory agency’s disagreement with the trial protocol or the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate that clinical and other benefits of RT002 injectable, RT001 topical, or any future product candidates outweigh any safety or other perceived risks;

•	the FDA’s or an applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•	the FDA’s or an applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of RT002 injectable, RT001 topical, or any future product candidates;

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
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates RT002 injectable and RT001 topical. In particular, our clinical programs for RT002 injectable and RT001 topical will require substantial additional funds to complete. We have recorded net losses of $89.3 million, $73.5 million, and $62.9 million for the year ended December 31, 2016, 2015 and 2014, respectively, had an accumulated deficit through December 31, 2016 of $421.5 million and had a working capital surplus of $173.0 million as of December 31, 2016, primarily as a result of our IPO, June 2014 and November 2015 follow-on public offerings, and 2015 At-The-Market, or ATM offering. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of December 31, 2016, we had capital resources consisting of cash, cash equivalents, and investments of $185.5 million. On February 6, 2014, we sold 6,900,000 shares of common stock at $16.00 per share for aggregate net proceeds of $98.6 million in our IPO, after underwriting discounts, commissions, and other offering expenses. On June 19, 2014, we sold 4,600,000 shares of common stock at $30.50 per share for aggregate net proceeds of $131.3 million in our follow-on public offering, after underwriting discounts, commissions, and other offering expenses. In the third quarter of 2015, we sold 352,544 shares of our common stock under the 2015 ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions, and other offering expenses. On November 9, 2015, we completed a follow-on public offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million. On March 7, 2016, we entered into the 2016 ATM Agreement with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. No sales of our common stock have taken place under the 2016 ATM Agreement as of December 31, 2016. During the period from January 1, 2017 through February 24, 2017, we sold 469,478 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $21.52 per share resulting in net proceeds of $9.4 million, after commissions and other offering expenses. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, RT001 topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable and any future product candidates.
We believe that our existing cash, cash equivalents, and investments including the net proceeds from our IPO, follow-on public offerings, and ATM offerings will allow us to fund our operations for at least 12 months following the issuance of this annual report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
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
The commercial success of RT002 injectable, RT001 topical, and any future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of RT002 injectable, RT001 topical, and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing therapies;

•	physician willingness to adopt a new therapy to treat glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications;

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications;

•	the willingness of third-party payors to reimburse physicians or patients for RT002 injectable, RT001 topical, and any future products we may commercialize for therapeutic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
If RT002 injectable or any future product candidates are approved for use but fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected.
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
In aesthetic medicine, we plan to seek regulatory approval of RT002 injectable for the treatment of glabellar lines. We anticipate that RT002 injectable, if approved, will face significant competition from existing injectable botulinum toxins as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for RT002 injectable from biosimilar products and products based upon botulinum toxin. To compete successfully in the aesthetic market, we will have to demonstrate that the treatment of glabellar lines with RT002 injectable is a worthwhile aesthetic treatment and has advantages over existing therapies. Competing in the aesthetic market could result in price-cutting, reduced profit margins and limited market share, any of which would harm our business, financial condition and results of operations.
Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in a number of international markets than are approved for use in the United States. There are also fewer limitations on the claims that our competitors in certain international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face more competition in these markets than in the United States.
We currently make our RT002 injectable clinical drug product exclusively in one internal manufacturing facility. We plan to utilize internal and external facilities in the future to support commercial production if our product candidates are approved. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.
We currently manufacture our own clinical drug product to support RT002 injectable in one internal manufacturing facility. We plan to utilize internal and external facilities in the future to support commercial production if RT002 injectable is approved. We expect that additional manufacturing capacity would need to be established in the future to support commercial production of RT002 injectable if this product candidate is approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
We constructed a large capacity fill/finish line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. During the year ended December 31, 2016, we recorded a loss on impairment of $9.1 million related to certain components of the RT001 topical fill/finish line and other long-lived assets. As of December 31, 2016, the fill/finish line had a net book value of $5.1 million. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or RT001 topical. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $89.3 million, $73.5 million, and $62.9 million for the year ended December 31, 2016, 2015 and 2014, respectively, had an accumulated deficit through December 31, 2016 of $421.5 million and had a working capital surplus of $173.0 million as of December 31, 2016, primarily as a result of our February 2014 IPO, June 2014 and November 2015 follow-on public offerings, and 2015 ATM offering. The net proceeds from the sale of the shares in our IPO, June 2014 follow-on public offering, and November 2015 follow-on public offering, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offerings, were approximately $98.6 million, $131.3 million, and $126.2 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months.
We expect to continue to incur losses for the foreseeable future, and we anticipate that these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize RT002 injectable. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
The degree and rate of market acceptance of RT002 injectable, RT001 topical, or any future product candidates for which we receive approval depends on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical trials;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•	the proper training and administration of our products by physicians and medical staff;

•	the potential and perceived advantages of our products over alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of payors and patients;

•
the willingness of patients to pay for RT002 injectable, RT001 topical, and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;

•	the willingness of third-party payors to reimburse physicians or patients for RT002 injectable, RT001 topical, and any future products we may commercialize for therapeutic indications;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Furthermore, final results may differ from interim results. For example, any positive results generated to date in clinical trials for RT002 injectable do not ensure that later clinical trials, including any RT002 injectable clinical trials for the treatment of glabellar lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety profile and efficacy despite having progressed through preclinical studies and initial clinical trials.
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
We currently contract with third-party manufacturers for certain components necessary to produce RT002 injectable and expect to continue to do so to support further clinical trials and commercial scale production if RT002 injectable is approved. This increases the risk that we will not have sufficient quantities of RT002 injectable or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We currently rely on third-party manufacturers for certain components such as bulk peptide, necessary to produce RT002 injectable for our clinical trials, and we expect to continue to rely on these or other manufacturers to support our commercial requirements if RT002 injectable is approved. Some of our contracts with our manufacturers contain minimum order and pricing provisions and provide for early termination based on regulatory approval milestones.

Reliance on third-party manufacturers entails additional risks, including the reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third- party manufacturers may not be able to comply with cGMP or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of RT002 injectable, or any other product candidates or products that we may develop. Any failure or refusal to supply the components for RT002 injectable or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.

We depend on single-source suppliers for the raw materials necessary to produce our product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, would materially and adversely affect our business.

We and our manufacturers purchase the materials necessary to produce RT002 injectable for our clinical trials from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials and, if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through American Peptide Company, Inc., or American Peptide, which was recently acquired by Bachem. We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe that we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of RT002 injectable or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of RT002 injectable or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms and at sufficient quality levels or in adequate quantities if at all, the development of RT002 injectable and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Furthermore, if there is a disruption to our or our third-party suppliers’ relevant operations, we will have no other means of producing RT002 injectable or any future product candidates until they restore the affected facilities or we or they procure alternative facilities. Additionally, any damage to or destruction of our or our third party or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
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

We currently rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize RT002 injectable or any future product candidates.
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
If RT002 injectable is approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products, such as RT002 injectable, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.
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
Even if RT002 injectable or any future product candidate is approved for commercialization, if there is not sufficient patient demand for such procedures, our financial results and future prospects will be harmed.
Treatment of glabellar lines with RT002 injectable is an elective procedure, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo the treatment of glabellar lines with RT002 injectable or the treatment of other aesthetic indications we may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;

•	the extent to which physicians recommend RT002 injectable to their patients;

•	the extent to which RT002 injectable satisfies patient expectations;

•	our ability to properly train physicians in the use of RT002 injectable or such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of RT002 injectable versus other aesthetic treatments;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and RT002 injectable in particular;

•	the success of any direct-to-consumer marketing efforts we may initiate; and

•	general consumer confidence, which may be impacted by general economic and political conditions.
Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient demand for RT002 injectable or for any other future product candidate, once approved.
We are subject to uncertainty relating to third-party reimbursement policies which, if not favorable for RT002 injectable or any future product candidates, could hinder or prevent their commercial success.
Our ability to commercialize RT002 injectable or any future product candidates for therapeutic indications such as cervical dystonia or plantar fasciitis will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third party payors generally require that drug products have been approved for marketing by the FDA. Third party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third party coverage or reimbursement for RT002 injectable or any future product candidates, or we may be required to sell them at a discount.
We expect that private insurers will consider the efficacy, cost effectiveness and safety of RT002 injectable in determining whether to approve reimbursement for RT002 injectable and at what level. Obtaining these approvals can be a time-consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of RT002 injectable from private insurers on a timely or satisfactory basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare program or other reimbursing bodies or payors limit the indications for which RT002 injectable will be reimbursed to a smaller patient set than we believe they are effective in treating.
In some foreign countries, particularly Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including RT002 injectable, to other available therapies. If reimbursement for our product is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize RT002 injectable or any other future product candidates, if approved, or generate product revenue.
We currently have limited marketing capabilities and no sales organization. To commercialize RT002 injectable or any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If RT002 injectable receives regulatory approval, we expect to market RT002 injectable as applicable, through our own sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, which may be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RT002 injectable or any future product candidates. If we are not successful in commercializing RT002 injectable or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization and we may experience difficulties in managing this growth.
As of December 31, 2016, we had 106 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We face an inherent risk of product liability lawsuits as a result of the clinical testing of our product candidates and we will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for RT002 injectable or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of RT002 injectable or any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing RT002 injectable we intend to expand our insurance coverage to include the sale of RT002 injectable as applicable; however, we may be unable to obtain this liability insurance on commercially reasonable terms.
We have been, and in the future may be, subject to securities class action and shareholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.
We have been, and may in the future be, the target of securities class actions or shareholder derivative claims. On May 1, 2015, a securities class action complaint was filed on behalf of City of Warren Police and Fire Retirement System against us and certain of our directors and executive officers at the time of our follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering. While the parties to this litigation have executed a Stipulation of Settlement resolving the litigation, the proposed settlement is subject to final Court approval and certain other conditions. If the Court does not approve the proposed settlement or the settlement otherwise does not become effective and litigation resumes, it and any such other actions or claims could result in substantial damages and may divert management’s time and attention from our business.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop RT002 injectable, RT001 topical, or any future product candidates, conduct our clinical trials and commercialize RT002 injectable or any future products we develop.
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

Leadership transitions can be inherently difficult to manage. Resignations of executive officers may cause disruption in our business, strategic and employee relationships, which may significantly delay or prevent the achievement of our business objectives. Leadership changes may also increase the likelihood of turnover in other key officers and employees and may cause declines in the productivity of existing employees. The search for a replacement officer may take many months or more, further exacerbating these factors. Identifying and hiring an experienced and qualified executive officer are typically difficult. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and may result in cultural differences and friction due to changes in strategy and style. During the transition periods, there may be uncertainty among investors, employees, creditors and others concerning our future direction and performance.

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
Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of RT002 injectable, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products to serve both the aesthetic and therapeutic markets. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. While RT002 injectable is in the clinical development stage, RT001 topical and all of our other potential product candidates remain in the discovery or preclinical stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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
If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to problems that we encounter in developing and commercializing RT002 injectable.

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

Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the United States Patent and Trademark Office, or USPTO, on the basis of prior art. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to RT002 injectable, RT001 topical, or any future product candidates is challenged, then it could threaten our ability to commercialize RT002 injectable, RT001 topical, or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market RT002 injectable, or any future product candidates under patent protection would be reduced.
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
After our products receive regulatory approval or clearance, we, and our direct and indirect suppliers, remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in the implementation of Risk Evaluation and Mitigation Strategies (REMS) programs, completion of government mandated clinical trials, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls noted above.
The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of RT002 injectable or any future product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market RT002 injectable or any future product candidates in the United States until we receive approval of a BLA from the FDA. We have not submitted an application or obtained marketing approval for RT002 injectable anywhere in the world. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of approved products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending BLAs or supplements to approved BLAs.
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaborator believe the preclinical and clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all targeted indications.
Regulatory approval of a BLA or BLA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including the following:

•	a product candidate may not be deemed safe, effective, or of required quality;

•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA might not approve our third party manufacturers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.
If RT002 injectable or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.
Even if we receive regulatory approval for RT002 injectable or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, may limit or delay regulatory approval and may subject us to penalties if we fail to comply with applicable regulatory requirements.
Once regulatory approval has been granted, RT002 injectable or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we or our collaborators receive for RT002 injectable or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves RT002 injectable or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with RT002 injectable or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications submitted by us or our strategic collaborators, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.
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
If approved, RT002 injectable or any other products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
Some participants in our clinical trials have reported adverse events after being treated with RT002 injectable. If we are successful in commercializing RT002 injectable, RT001 topical, or any other products, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that RT002 injectable, if approved for the treatment of glabellar lines, will subject us to the various U.S. federal and state laws intended to prevent healthcare fraud and abuse, we may in the future become subject to such laws for treatment of other indications. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state healthcare programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal healthcare programs and the levying of substantial civil and criminal penalties.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products, as discussed in more detail in the risk factors in Part II, Item 1A of our Form 10-K entitled "We may be unable to obtain regulatory approval for RT002 injectable, RT001 topical, or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations." Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of RT002 injectable, RT001 topical, or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:

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

•
results from or delays in clinical trials of our product candidates, including our ongoing SAKURA Phase 3 clinical program in glabellar lines and our continuing Phase 2 studies in cervical dystonia and plantar fasciitis, all with RT002 injectable;

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 4, 2015, we entered into the ATM agreement, or the 2015 ATM Agreement, with Cowen, under which we could offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through our sales agent. On March 7, 2016, we entered into an ATM agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. No sales of our common stock have taken place under the 2016 ATM Agreement as of December 31, 2016. During the period from January 1, 2017 through February 24, 2017, we sold 469,478 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $21.52 per share resulting in net proceeds of $9.4 million, after commissions and other offering expenses. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated.
If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.
On October 16, 2015, we filed a shelf registration statement on Form S-3, registering the resale of the 8,414,711 shares held by certain selling stockholders identified therein. The shares covered thereby may be offered from time to time by the selling stockholders. As of December 31, 2016, these selling stockholders and certain other holders are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to the Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among our company and certain stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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
As of December 31, 2016, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 80.5% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

Before proceeding with further Court action, including the filing of its motions to dismiss under California rules, the Company agreed with Plaintiff to conduct a mediation. The parties did not reach agreement during the mediation. However, following the mediation, the parties continued discussions and, on October 31, 2016, executed a stipulation of settlement (the "Stipulation"). Under the Stipulation, in exchange for a release of all claims by the plaintiff class, the Company has agreed to settle the litigation for $6.4 million in cash, of which the Company expects $5.9 million to be covered by its insurance policies. The Stipulation maintains that the defendants, including the Company, deny all wrongdoing and liability related to the litigation. Plaintiff's counsel filed a motion for preliminary approval of the settlement on November 11, 2016 and a hearing regarding preliminary approval was set for January 6, 2017.

On January 6, 2017, the Court issued an order (the “Order”) preliminarily approving the settlement proposed in the Stipulation by and among the plaintiff class and all named defendants in the Action, including the Company (the “Settlement”), and directing that notice of the proposed settlement be given to all members of the plaintiff class (the “Class Members”). The Court scheduled a hearing (“Settlement Fairness Hearing”) on May 19, 2017, at 9:00 a.m. Pacific Time at the Court, located at 191 North First Street, San Jose, CA 95113, to, among other things, make a final determination whether the Settlement is fair, reasonable and adequate and should be approved by the Court. The Order provides that Class Members may opt out of the Settlement and that they may object to the Settlement in advance of and/or at the Settlement Fairness Hearing.

The Stipulation and the Settlement remain subject to final approval by the Court and certain other conditions. It is anticipated that the Settlement, if approved, would not have a material impact on the Company’s business.

This litigation, including the Settlement, remains subject to uncertainty, and the actual defense and disposition costs may depend upon many unknown factors. Therefore, there can be no assurance that this litigation will not have a material adverse effect on our business, results of operations, financial position or cash flows.

Except as provided above, we are not currently involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been trading on The Nasdaq Global Market under the symbol “RVNC” since our IPO on February 6, 2014. Prior to this date, there was no public market for our common stock. On February 24, 2017, the closing price of our common stock as reported on the NASDAQ Global Market was $20.30 per share. The following table sets forth the high and low sales prices per share of our common stock on the NASDAQ Global Market for the quarterly periods indicated.

	High	Low
2016
First Quarter	$34.55	$15.63
Second Quarter	$20.95	$12.62
Third Quarter	$17.94	$12.54
Fourth Quarter	$21.85	$12.35

2015
First Quarter	$21.35	$14.10
Second Quarter	$35.72	$19.25
Third Quarter	$33.71	$24.82
Fourth Quarter	$42.41	$25.57
Holders of Record
As of February 24, 2017, there were approximately 40 holders of record of our common stock.
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

This graph compares, for the period ended December 31, 2016, the cumulative total return on our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes $100 was invested on February 6, 2014, in our common stock, the NBI and CCMP, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	2/6/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Revance Therapeutics, Inc.	$100.00	$196.88	$212.50	$120.81	$105.88	$129.56	$199.88	$186.00	$213.50	$109.13	$85.00	$101.31	$129.38
NASDAQ Biotechnology Index	$100.00	$99.80	$108.67	$115.72	$128.67	$145.74	$156.71	$128.61	$143.81	$110.90	$109.66	$123.36	$113.11
NASDAQ Composite Index	$100.00	$103.67	$109.18	$111.62	$117.98	$122.45	$124.94	$116.08	$126.20	$123.13	$122.84	$135.15	$137.39
Recent Sales of Unregistered Securities
Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA
The information set forth below for the five years ended December 31, 2016 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K to fully understand the factors that may affect the comparability of the information presented below.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue	$300	$300	$383	$617	$717
Total operating expenses	$88,515	$72,617	$52,433	$38,842	$43,903
Loss from operations	$(88,215)	$(72,317)	$(52,050)	$(38,225)	$(43,186)
Interest expense	$(1,082)	$(1,190)	$(10,672)	$(15,164)	$(28,959)
Net loss	$(89,270)	$(73,476)	$(62,917)	$(52,448)	$(58,259)
Net income (loss) attributable to common stockholders:
Basic(1)	$(89,270)	$(73,476)	$(62,917)	$258	$(58,259)
Diluted(1)	$(89,270)	$(73,476)	$(62,917)	$1,083	$(58,259)
Net income (loss) per share attributable to common stockholders:
Basic(1)	$(3.18)	$(3.02)	$(3.24)	$1.17	$(290.48)
Diluted(1)	$(3.18)	$(3.02)	$(3.24)	$1.05	$(290.48)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic(1)	28,114,784	24,340,466	19,391,523	220,220	200,560
Diluted(1)	28,114,784	24,340,466	19,391,523	1,029,150	200,560

(1)	For all periods presented these amounts reflect the one-for-fifteen reverse stock split effected on February 3, 2014.

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$63,502	$201,615	$171,032	$3,914	$4,083
Investments	$122,026	$52,439	$—	$—	$—
Working capital surplus (deficit)	$173,048	$241,926	$162,495	$(42,747)	$(112,530)
Total assets	$204,360	$275,822	$192,469	$22,645	$13,423
Capital lease, net of current portion	$—	$—	$—	$—	$5
Note payable, net of current portion	$—	$—	$—	$2,632	$10,995
Financing obligation, net of current portion	$1,872	$5,346	$598	$—	$—
Convertible preferred stock	$—	$—	$—	$123,982	$95,433
Accumulated deficit	$(421,543)	$(332,273)	$(258,797)	$(195,880)	$(218,326)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, formulated with our patented and proprietary peptide technology, to address unmet needs in large and growing neurotoxin markets. Our proprietary peptide technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical. We are pursuing clinical development for RT002 injectable and planning to conduct additional preclinical development for RT001 topical. Neither formulation of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights for all indications of RT002 injectable and RT001 topical, and the pharmaceutical rights to our proprietary peptide technology.
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
DaxibotulinumtoxinA for Injection (RT002, or RT002 Injectable)
We are developing RT002 injectable, and plan to commercialize RT002 for indications where deep delivery of the botulinum toxin is required and a long-lasting effect is desired. We believe RT002 injectable may provide targeted delivery of botulinum toxin to intended treatment sites, while potentially reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and may result in long-lasting effect. If approved, we believe RT002 injectable has the potential to address significant unmet need in this market.
We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program and expect to report topline results from our Phase 3 program (called SAKURA 1 and SAKURA 2) in the fourth quarter of 2017. In March 2016, we reported results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. The 24-week data, which we reported in October 2015, showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated.
We also initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable in the therapeutic indication of cervical dystonia, a muscle movement disorder. The Phase 2 study is evaluating safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia symptoms of the neck. In December 2016, we announced positive results from its Phase 2 clinical trial. The topline interim data showed that RT002 injectable demonstrated median duration of >24 weeks, displayed clinically significant impact on cervical dystonia signs and symptoms, and appeared to be generally safe and well-tolerated. The trial enrolled 37 subjects and follows three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort received from 300 to 450 units. Later-enrolled subjects in the second and third cohorts have yet to complete the trial’s 24-week protocol. We plan to share the 24-week results in the second quarter of 2017.
We also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The study is expected to enroll approximately 60 subjects in the United States. The study's primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score (AOFAS). Subjects will be followed for 16 weeks post treatment. Topline clinical results from this study are expected in the second half of 2017.
DaxibotulinumtoxinA Topical Gel (RT001, or RT001 Topical)
We discontinued clinical development of RT001 topical in 2016 and are planning to conduct additional preclinical work for RT001 topical in therapeutic and aesthetic applications where botulinum toxin has shown efficacy and are particularly well suited for needle-free treatments. RT001 topical is designed to have several such advantages, including painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these potential advantages may improve the experience of patients undergoing botulinum toxin procedures and could make RT001 topical suitable for multiple indications in the future.
We completed RT001 topical Phase 3 clinical trials for the treatment of crow’s feet and an initial Phase 2 clinical trial for the treatment of primary axillary hyperhidrosis. We discontinued clinical development of RT001 topical for the treatment of crow’s feet in 2016 following the results from our REALISE 1 Phase 3 clinical trial, which was designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet. Based on the REALISE 1 results, we also decided not to pursue clinical development of RT001 topical for the treatment primary axillary hyperhidrosis.

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

Results of Operations
Revenue
During the years ended December 31, 2016, 2015 and 2014, we recognized revenue from license and royalty agreements and did not have any product revenue during those same years. The following table presents our revenue for the periods indicated and related changes from the prior period:

	Years Ended December 31,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	%	%
	(In thousands, except percentages)
Relastin Royalty	300	300	300	—%	—%
License	—	—	83	—%	(100)%
Total revenue	$300	$300	$383	—%	(22)%
Our total revenue for the year ended December 31, 2016 remained constant, compared to the same period in 2015, due to revenue from the Relastin (over the counter skin cream) product milestone. Our total revenue for the year ended December 31, 2015 decreased by 22%, compared to the same period in 2014, due to a decrease in license revenue in connection with an exclusive technology evaluation agreement with Procter & Gamble (the "Procter & Gamble agreement"). In the year ended December 31, 2014, we recognized license revenue of $0.1 million, pursuant to the Procter & Gamble agreement, whereby we received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and recognized over the estimated performance period. During the years ended December 31, 2016 and 2015, there was no license revenue recognized.

We recognized royalty revenue during the years ended December 31, 2016, 2015, and 2014 related to the Relastin asset purchase and royalty agreement. In August 2011, we entered into the Relastin asset purchase and royalty agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. The Relastin asset purchase and royalty agreement provides for a minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the asset purchase and royalty agreement effective as of July 23, 2015. As of December 31, 2016, reversion of the Relastin® intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us. We do not currently have any plans for the future of Relastin®, as our focus is primarily on the development of RT002 injectable.
Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses. The largest component of our operating expenses is our personnel costs, which consist primarily of compensation-related costs including stock-based compensation. We expect our expenses to increase in the near term as we initiate and complete additional clinical trials and associated programs related to RT002 injectable for the treatment of glabellar lines and indications in muscle movement and other disorders, such as cervical dystonia and plantar fasciitis.
Research and Development Expenses
We recognize research and development expenses as they are incurred. Since our inception, we have focused on our clinical development programs and the related research and development. We have been developing RT002 injectable and RT001 topical since 2002 and we have typically used our employees, consultants and infrastructure resources across both programs. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions, including stock-based compensation;

•	expenses related to the initiation and completion of clinical trials for RT002 injectable and RT001 topical, including expenses related to production of clinical supplies;

•
fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations (CROs) in conjunction with implementing and monitoring our preclinical and clinical trials and acquiring and evaluating preclinical and clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	other consulting fees paid to third parties;

•	expenses related to establishment and maintenance of our own manufacturing facilities;

•	expenses related to the manufacture of drug substance and drug product supplies for ongoing and future preclinical and clinical trials;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions; and

•	depreciation and other allocated expenses.
For the years ended December 31, 2016, 2015, and 2014, costs associated with our manufacturing and quality efforts for both RT002 injectable and RT001 topical development have been our largest research and development related expenses, totaling $35.3 million, or 70.1%, $32.6 million, or 68.6%, and $24.7 million, or 74.1% of research and development expenses in 2016, 2015, and 2014, respectively. These costs do not include clinical costs associated with the development of RT002 injectable and RT001 topical.
Clinical and regulatory costs associated with the development of RT002 injectable and RT001 topical, including clinical trials of RT002 injectable for the improvement of glabellar lines, cervical dystonia and plantar fasciitis, and clinical trials of RT001 topical for the treatment of crow’s feet, totaled $15.1 million, or 29.9%, $14.9 million, or 31.4%, $8.7 million, or 25.9% of research and development expenses in 2016, 2015, and 2014, respectively.
Our research and development expenditures are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses to increase as we continue our clinical development of RT002 injectable for the treatment of glabellar lines, cervical dystonia, and plantar fasciitis, or if the FDA requires us to conduct additional clinical trials for approval and as we enter into other indications for RT002 injectable.
The following table presents our research and development expenses for the periods indicated and related changes from the prior period:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	%	%
	(In thousands, except percentages)
Research and development (inclusive of stock-based compensation noted below)	$50,381	$47,529	$33,390	6%	42%
Stock-based compensation	$5,557	$6,511	$2,357	(15)%	176%

Research and development expenses for the year ended December 31, 2016 increased by 6%, compared to the same period in 2015, primarily due to increased costs related to personnel and consulting costs, manufacturing and quality activities, preclinical and clinical studies for RT002 injectable, and the acquisition of a portfolio of patents from Botulinum Toxin Research Associates, Inc., ("BTRX") which included an upfront expenditure of $2.0 million. These increases were offset by a decrease in clinical trial activities related to discontinuance of clinical development for RT001 topical and stock-based compensation costs.
Research and development expenses for the year ended December 31, 2015 increased by 42%, compared to the same period in 2014, primarily due to increased costs related to personnel as well as, preclinical and clinical trial expenditures, which increased primarily due to our RT002 injectable Phase 2 BELMONT study, our RT001 topical Phase 2 study for the treatment of hyperhidrosis, our RT002 injectable Phase 2 study for the treatment of cervical dystonia, and our RT001 topical Phase 3 study for the treatment of moderate to severe crow's feet.
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

Stock-based compensation for research and development for the year ended December 31, 2016 decreased by $1.0 million, compared to the same period in 2015, primarily due to equity award modifications and offset by an increase in employee headcount.

Stock-based compensation for research and development for the year ended December 31, 2015 increased by $4.2 million, compared to the same period in 2014, primarily due to equity award modifications, an increase in employee headcount, and an increase in non-employee stock compensation expense.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for employees in our marketing, administration, finance, business development, and investor relations functions. Other significant expenses include professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and litigation. We expect that our general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT002 injectable. The following table presents our general and administration expenses for the periods indicated and related changes from the prior period:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	%	%
	(In thousands, except percentages)
General and administrative expenses (inclusive of stock-based compensation noted below)	29,075	25,088	19,043	16%	32%
Stock-based compensation	6,396	5,877	4,173	9%	41%
General and administrative expenses for the year ended December 31, 2016 increased by 16%, compared to the same period in 2015, primarily due to increased costs related to personnel, consulting costs, and legal matters.
General and administrative expenses for the year ended December 31, 2015 increased by 32%, compared to the same period in 2014, primarily due to increased costs related to personnel, legal matters, marketing, offset by a decrease in professional fees. Since our IPO in February 2014, we have incurred increased costs related to personnel and administrative activities to support the operation of a public company.

Stock-based compensation for general and administrative expenses increased for the periods presented primarily due to an increase in employee headcount.
Loss on Impairment
The following table presents our loss on impairment for the periods indicated and related changes from the prior period:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	%	%
	(In thousands, except percentages)
Loss on impairment	$9,059	$—	$—	100%	—%

We constructed a large capacity fill/finish line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet and axillary hyperhidrosis in June 2016, following results from our REALISE 1 Phase 3 clinical trial.
Under generally accepted accounting principles in the United States, long-lived assets, such as our RT001 topical fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. During the year ended December 31, 2016, we recorded a loss on impairment of $9.1 million related to our RT001 topical fill/finish line and certain other assets. We did not identify any indicators of impairment during the years ended December 31, 2015 and 2014.
Net Non-Operating Expense
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average cash, cash equivalents, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense primarily consists of the interest charges associated with our convertible notes, notes payable, financing obligations, capital lease obligations, and capitalized interest. Notes payable under our term loan agreement with Hercules, which matured and was fully paid off in March 2015, bore interest at a rate which is the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25%. The interest charge on our convertible notes and capital lease obligations was fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Our interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (iv) interest capitalized for assets constructed for use in operations, (v) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vi) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

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
Change in Fair Value of Derivative Liabilities Associated with Convertible Notes
Our derivative liabilities associated with 2013 Notes were previously classified as liabilities on our Consolidated Balance Sheets and were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Consolidated Statements of Operations and Comprehensive Loss. We recorded the derivative liabilities as a debt discount that was being amortized using the effective interest method over the term of the 2013 Notes. The amortization of this debt discount was accelerated upon the completion of our IPO with the corresponding expense recorded in our Consolidated Statement of Operations and Comprehensive Loss. See Note 9 to our Consolidated Financial Statements included elsewhere in this Form 10-K.
Change in Fair Value of Derivative Liabilities Associated with the Medicis Settlement

In October 2012, we entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT002 injectable and RT001 topical from Medicis and for consideration payable by us to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a proceeds sharing arrangement payment of $14.0 million of which $6.9 million was paid in 2013 and the remaining $7.1 million was paid in 2014, and (iii) $4.0 million to be paid upon the achievement of regulatory approval of RT002 injectable or RT001 topical.
We determined that the settlement provisions related to (ii) and (iii) above were derivative instruments that required fair value accounting at the time of settlement and fair value remeasurements on a periodic basis going forward. Accordingly, we recorded derivative liabilities on the balance sheet based on their respective fair values on the settlement date.
Our outstanding derivative liabilities associated with the Medicis settlement are classified as liabilities on our Consolidated Balance Sheet. These liabilities will be reduced as the related payment of $4.0 million is made under the settlement agreement and the remaining liabilities will be subsequently remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Consolidated Statement of Operations and Comprehensive Loss. Upon the completion of our IPO in February 2014, we paid $7.1 million to settle our remaining obligation under the Proceeds Sharing Arrangement of the October 2012 Medicis settlement. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid.
Change in Fair Value of Common Stock Warrant Liability
Common stock warrants issued in connection with the 2013 Notes were classified as liabilities on our Consolidated Balance Sheet and required remeasurement at each balance sheet date. Upon the completion of our IPO, these common stock warrant liabilities were remeasured to fair value and settled in conjunction with the cashless net exercise of these warrants. See Note 14 to our Consolidated Financial Statements included elsewhere in this Form 10-K.
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

In connection with our IPO, the remaining warrants to purchase 173,975 shares of convertible preferred stock were converted into warrants to purchase 173,975 shares of common stock. As of December 31, 2016, 61,595 shares of common stock warrants remain outstanding.
Other Expense, net
Other expense, net is comprised of miscellaneous tax and other expense items.

The following table presents our other income and expense for the periods indicated and related changes from the prior period:

	Years Ended December 31,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	%	%
	(In thousands, except percentages)
Interest income	$1,170	$231	$44	406%	425%
Interest expense	(1,082)	(1,190)	(10,672)	(9)%	(89)%
Change in fair value of derivative liabilities associated with convertible notes	—	—	4,032	—%	(100%)
Change in fair value of derivative liabilities associated with the Medicis settlement	(608)	127	(320)	(579)%	(140)%
Change in fair value of common stock warrant liability	—	—	(2,151)	—%	(100%)
Change in fair value of convertible preferred stock warrant liability	—	—	(210)	—%	(100)%
Loss on settlement of preferred stock warrant	—	—	(1,356)	—%	(100)%
Other expense, net	(535)	(327)	(234)	64%	40%
Total net non-operating expenses	$(1,055)	$(1,159)	$(10,867)	(9)%	(89)%

Our total net non-operating expense for the year ended December 31, 2016 decreased by 9%, compared to the same period in 2015, primarily due to lower interest expense, which is described below, offset by an increase in the fair value of the Medicis derivative liabilities, and other taxes and fees.

Our total net non-operating expense for the year ended December 31, 2015 decreased by 89%, compared to the same period in 2014, primarily due to a decrease in interest expense, which is described below, a decrease in the fair value of the Medicis derivative liabilities, no loss on settlement of preferred stock warrants, and other one-time charges related to our IPO, including conversion of common stock warrants and our convertible notes into common stock and conversion of preferred stock warrants into common stock warrants.

The interest expense by cash and non-cash components is as follows:

	Years Ended December 31,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	%	%
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$(676)	$(802)	$(1,182)	(16)%	(32)%

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	(39)	(203)	(100)%	(81)%
Non-cash interest expense — warrant and derivative related debt discounts	—	(5)	(650)	(100)%	(99)%
Non-cash interest expense — convertible notes	—	—	(1,250)	—%	(100)%
Loss on extinguishment of 2013 Notes	—	—	(8,331)	—%	(100)%
Non-cash interest expense - financing obligation	(406)	(344)	(28)	18%	1,129%
Capitalized interest expense(2)	—	—	972	—%	(100%)
Total non-cash interest expense	$(406)	$(388)	$(9,490)	5%	(96)%

Total interest expense	$(1,082)	$(1,190)	$(10,672)	(9)%	(89)%

(1)	Cash related interest expense included interest payments to Hercules and the Essex Capital Facility.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
Interest expense for the year ended December 31, 2016 decreased by 9%, compared to the same period in 2015, primarily due to the lower interest resulting from the declining principal balance on the Essex Capital Facility.
Interest expense for the year ended December 31, 2015 decreased by 89%, compared to the same period in 2014, primarily due to the loss on extinguishment of the 2013 Notes, conversion of the 2013 Notes into common stock, and less cash paid for interest expense on the Hercules Notes Payable, offset by a decrease in capitalization of interest expense for construction-in-progress. In February 2014, our IPO triggered an acceleration of interest on the 2013 Notes through the end of the notes, which combined with the outstanding principal balance, then converted into 1,637,846 shares of common stock.
Income Taxes
Since inception, we have incurred net losses and have not recorded any U.S. federal or state income tax and the tax benefits of our operating losses have been fully offset by valuation allowances.
There was no provision or benefit from income taxes during the years ended December 31, 2016, 2015 and 2014.
Liquidity and Capital Resources
Through December 31, 2016, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. On March 7, 2016, we entered into an ATM sales agreement, or the 2016 ATM Agreement, with Cowen and Company, LLC (Cowen), under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. No sales of our common stock had taken place under the 2016 ATM Agreement as of December 31, 2016. During the period from January 1, 2017 through February 24, 2017, we sold 469,478 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $21.52 per share resulting in net proceeds of $9.4 million, after commissions and other offering expenses.
In November 2015, we completed a follow-on public offering or 2015 follow-on offering, pursuant to which we issued 3,737,500 shares of common stock at $36.00 per share, including the exercise of the underwriters’ option to purchase 487,500 additional shares of common stock, for net proceeds of $126.2 million, after underwriting discounts, commissions and other offering expenses. In March 2015, we entered into an ATM agreement, or the 2015 ATM Agreement, with Cowen under which we could sell common stock having aggregate proceeds of up to $50.0 million. During the third quarter of 2015, we sold 352,544 shares of our common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions and other offering expenses. On March 25, 2016, the date of the effectiveness of our registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated and superseded by the 2016 ATM Agreement.

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
We have never been profitable and, as of December 31, 2016, we had a working capital surplus of $173.0 million and an accumulated deficit of $421.5 million. For the year ended December 31, 2016, we had a net loss of $89.3 million. As of December 31, 2016, we had cash, cash equivalents, and investments of $185.5 million, a decrease of $68.6 million from December 31, 2015. We expect to continue to incur net operating losses for at least the next several years as we advance RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.
Cash Flows
We derived the following summary of our Consolidated Cash Flows for the periods indicated from our audited Consolidated Financial Statements included elsewhere in this Form 10-K (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(59,827)	$(55,669)	$(55,073)
Net cash used in investing activities	(75,499)	(56,415)	(6,975)
Net cash (used in) provided by financing activities	(2,642)	142,592	229,091
Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by personnel-related expenditures, manufacturing costs, clinical development costs, costs related to our facility, and non-cash impairment costs. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and research and development activities as our business grows.
Cash used in operating activities of $59.8 million during the year ended December 31, 2016 resulted primarily from our net loss of $89.3 million, offset by stock-based compensation expense of $12.0 million, loss impairment of $9.1 million, the acquisition of in-process research and development of $2.0 million, depreciation expense of $1.4 million, amortization of premiums on investments of $1.2 million, change in fair value of derivative liabilities associated with the Medicis settlement of $0.6 million, and other adjustments of $0.4 million. The increase of $2.7 million in our net operating assets and liabilities was primarily due to an increase in accruals and other current liabilities, deferred rent, and accounts payable by $8.5 million, offset by a decrease in prepaid expenses and other current assets and other non-current assets by $5.7 million.

Cash used in operating activities of $55.7 million during the year ended December 31, 2015 resulted primarily from our net loss of $73.5 million, offset by stock-based compensation expense of $12.4 million, depreciation expense of $2.0 million, and other adjustments of $0.9 million. The increase of $2.5 million in our net operating assets and liabilities was primarily due to an increase in accruals and other current liabilities, deferred rent, and other non-current assets by $3.4 million, offset by decreases in prepaid expenses and other current assets and accounts payable by $0.9 million.

Cash used in operating activities of $55.1 million during the year ended December 31, 2014 resulted in part from our net loss of $62.9 million, non-cash adjustments for the revaluation of derivative liabilities associated with our convertible notes of $4.0 million, and capitalized interest of $1.0 million offset by loss on extinguishment of our 2013 Notes of $8.3 million, revaluation of common stock warrant liability of $2.2 million, loss on extinguishment of warrant liability upon exercise of put option by warrant holder of $1.4 million, amortization of debt discounts of $1.3 million, revaluation of convertible preferred stock warrant liability of $0.2 million, stock-based compensation expense of $6.5 million, depreciation expense of $2.1 million, issuance of common stock warrants of $0.4 million, revaluation of derivative liability associated with Medicis settlement of $0.3 million, and interest upon issuance of the 2013 Notes and Essex Notes of $0.3 million. The decrease of $10.2 million in our net operating assets and liabilities was primarily due to payments made under the Medicis settlement totaling $7.1 million and decreases in prepaid and other current assets, other non-current assets, accounts payable, and deferred revenue by $6.1 million offset by an increase in accruals and other current liabilities and deferred rent by $3.0 million.

Cash Flows from Investing Activities
Cash used in investing activities was $75.5 million for the year ended December 31, 2016 consisting of $280.7 million for purchases of investments, $1.8 million purchase of the acquisition of in-process research and development, and $1.7 million in purchase of property and equipment, offset by sales and maturity of short-term investments of $208.7 million.
Cash used in investing activities was $56.4 million for the year ended December 31, 2015 consisting of $54.1 million for purchases of investments and $3.3 million in purchase of property and equipment, offset by sales and maturity of short-term investments of $1.0 million.

Cash used in investing activities was $7.0 million for the year ended December 31, 2014 consisting of purchases of property and equipment.

Cash Flows from Financing Activities
Cash used by financing activities was $2.6 million for the year ended December 31, 2016 comprised of proceeds from the exercise of stock options and ESPP of $1.6 million, offset by principal payments on our financing obligations of $3.5 million, net settlement of restricted stock awards to settle employee tax obligations of $0.5 million, and payments of offering costs of $0.2 million.
Cash provided by financing activities was $142.6 million for the year ended December 31, 2015 comprised of proceeds of $126.2 million from our 2015 follow-on offering, $10.0 million from issuance of common stock in connection with our ATM offering, net of deferred offering costs, proceeds from sale of equipment to Essex Capital of $9.8 million, and proceeds from the exercise of stock options and ESPP of $2.8 million, offset by principal payments on our notes payable of $2.7 million, principal payments on our financing obligations of $2.6 million, and net settlement of restricted stock awards to settle employee tax obligations of $1.0 million.

Cash provided by financing activities was $229.1 million for the year ended December 31, 2014 primarily comprised of proceeds of $234.6 million from issuance of common stock, after deducting underwriting discounts and commissions, proceeds of $6.8 million from issuance of convertible notes and note payable, and proceeds from exercise of stock options and ESPP of $1.8 million. These increases were partially offset by principal payments on our notes payable of $12.3 million, principal payments on our financing obligation and capital leases of $0.2 million, and payments to settle warrants of $1.4 million.

Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term to initiate and complete clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications. We believe that our existing capital resources, the net proceeds from our IPO, and net proceeds from our follow-on public offerings will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity, or convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RT002 injectable, and RT001 topical, and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT002 injectable;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT002 injectable, RT001 topical, or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing RT002 injectable, RT001 topical, or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if RT002 injectable, RT001 topical, or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT002 injectable, RT001 topical, or any future product candidates and any products we successfully commercialize, and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Please see “Item 1A. Risk Factors” for additional risks associated with our substantial capital requirements.
We have not generated product revenue from RT002 injectable or RT001 topical, and we do not know when, or if, we will generate such revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize RT002 injectable or RT001 topical. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.
We have based our estimates of future capital requirements on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trials of RT002 injectable may encounter technical or other difficulties that could increase our development costs more than we currently expect or the FDA may require us to conduct additional clinical trials prior to approving RT002 injectable or future products we may develop. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials beyond 2017.
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
Clinical Trial Accruals
Clinical trial costs are charged to research and development expense as incurred. We accrue for expenses resulting from obligations under contracts with clinical research organizations, or CROs, investigators and consultants, and under certain other agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. Our objective is to reflect the appropriate trial expense in the Consolidated Financial Statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid asset, which will be amortized as services are rendered.
The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. We estimate our clinical accruals based on reports from and discussion with clinical personnel and outside services providers as to the progress or state of completion of trials, or the services completed. We estimate accrued expenses as of each balance sheet date in the Consolidated Financial Statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs and other third-party vendors. As of December 31, 2016, there have not been any material adjustments to our estimated accrued expenses.
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

The estimated grant date fair values of the option awards granted to employees and non-employee directors during the years ended December 31, 2016, 2015, and 2014 were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	6.0	6.0	6.0
Expected volatility	61.9%	62.2%	57.4%
Risk-free interest rate	1.4%	1.6%	1.9%
Dividend rate	0.0%	0.0%	0.0%
The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions that determine the fair value of options. These assumptions are as follows:

•
Expected term — The expected term represents the period that our options are expected to be outstanding and is calculated using the simplified method. We qualify for the simplified method as its stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and we have limited history of exercise data.

•
Expected volatility — Because our common stock has only been publicly traded for a short time, the expected volatility was derived from the average historic volatilities of several unrelated public companies within our industry that we considered to be comparable to our business over a period equivalent to the expected term of the option.

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury constant maturity rates with terms similar to the option’s expected term.

•	Dividend rate — The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.
In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our options. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can impact on our stock-based compensation as the cumulative effect of adjusting the rate is recognized in the period in which we change the forfeiture estimate. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the stock-based compensation recognized in our Consolidated Financial Statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the stock-based compensation recognized in our Consolidated Financial Statements.
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
Derivative Liabilities Associated with the Medicis Settlement

In October 2012, we entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT001 topical and RT002 injectable from Medicis and for consideration payable by us to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million of which $6.9 million was paid in 2013 and the remaining $7.1 million was paid in 2014, and (iii) $4.0 million to be paid upon the achievement of regulatory approval of RT002 injectable or RT001 topical, or Product Approval Payment.

We determined that the settlement provisions related to (ii) and (iii) above were derivative instruments that should be measured at fair value at the time of settlement and remeasured to fair value at each reporting period going forward. Accordingly, we recorded derivative liabilities on the balance sheet based on their respective fair values on the settlement date. These derivative liabilities will be reduced as the related payments are made under the settlement agreement. The remaining liabilities will be subsequently remeasured to fair value as of each balance sheet date with the related remeasurement adjustments recognized in the Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the Product Approval Payment derivative was initially determined by estimating the timing and probability of the related approval and multiplying the payment amount by this probability percentage then applying a discount factor. As of December 31, 2015, we determined the fair value of the liability for the Product Approval Payment was $1.4 million, which was measured by assuming a term of 3.5 years, a risk-free rate of 1.4% and a credit risk adjustment of 9.0%. As of December 31, 2016, we determined the fair value of the liability for the Product Approval Payment was $2.0 million, which was measured by assuming a term of 3.25 years, a risk-free rate of 1.5% and a credit risk adjustment of 9.0%. Our assumption for the expected term as of December 31, 2016 is based on an expected Biologics License Application, or BLA, approval for RT002 in the first half of 2020, whereas our assumptions as of December 31, 2015 were based on BLA approval for RT001 topical. The primary drivers of any fair value movements for the Product Approval Payment derivative are the estimated probability of the related approval and the credit risk adjustment. If the probability estimate increases (decreases) and the credit risk adjustment decreases (increases), the fair value of the derivative will increase (decrease).
We will record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the Product Approval Payment has been paid. At that time, the Product Approval Payment derivative will be adjusted to fair value one last time immediately prior to settlement.
Impairment of Long-Lived Assets
We assess the impairment of long-lived assets, such as property and equipment subject to depreciation and amortization, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant adverse change in the extent to which, or manner in which, a long-lived asset is being used or in its physical condition; (ii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition; (iv) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and (v) current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimate useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We constructed a fill/finish line for the future commercial manufacturing of RT001 topical and to support our clinical trials and regulatory license applications. In June 2016, following the results of the REALISE 1 Phase 3 clinical trial, we discontinued our RT001 topical clinical development programs for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis. We performed an impairment analysis of the RT001 topical fill/finish line to determine fair value based on highest and best use. Based on the analysis, we determined that the fair value of certain equipment, which was calculated using the market approach, was lower than the carrying value. Accordingly, during the three months ended June 30, 2016, we recorded a loss on impairment of $1.9 million.

During the three months ended December 31, 2016, we identified an additional indicator of impairment for the RT001 topical fill/finish line and other fixed assets. We concluded that only certain equipment comprising the RT001 topical fill/finish line would be repurposed for commercial-scale manufacturing of RT002 injectable. As a result, we determined fair value based on its highest and best use and that for certain components of the fill/finish line and other fixed assets, the carrying value of the assets was not entirely recoverable and the fair value, which was calculated using the market or cost approach depending on the specific asset, was lower than the carrying value. Accordingly, we recorded a loss on impairment of $7.2 million and $9.1 million, during the three and twelve months ended December 31, 2016, respectively. Nonetheless, it is reasonably possible that our estimate of the recoverability of the equipment's carrying value could change, and may result in the need to write down the assets to fair value. As of December 31, 2016, the fill/finish line and other fixed assets had net book values of $5.1 million and $0.2 million, respectively.

During the years ended December 31, 2015 and 2014, there were no indicators of impairment and we did not record any impairment losses.
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

As of December 31, 2016, we had net operating loss carryforwards available to reduce future taxable income, if any, for federal, California, and New Jersey income tax purposes of $387.7 million, $163.8 million, and $313.3 million, respectively. If not utilized, the federal net operating loss carryforward begin expiring in 2020, the California net operating loss carryforwards began expiring in 2010, and the New Jersey state net operating loss carryforwards begin expiring in 2030. We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises. As of December 31, 2016, the net operating loss reported as a deferred tax asset does not include approximately $8.0 million attributable to excess stock option deductions.

As of December 31, 2016, we also had research and development credit carryforwards of $1.8 million and $5.5 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.

In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We determined that an ownership change occurred on April 7, 2004, but that all carryforwards can be utilized prior to the expiration. The Company also determined that an ownership change occurred in February 2014. As a result of the 2014 change, approximately $1.4 million of federal net operating loss carryforwards and $4.8 million of federal research and development, or R&D, credits are expected to expire unused. As of December 31, 2015, the Company derecognized $1.4 million of federal net operating loss carryforwards and $4.8 million of federal R&D credits. Since the R&D credits for California carry over indefinitely, there was no change to the California R&D credits. The Company has reviewed its IRC Section 382 Limitation through December 31, 2016 and have not identified any ownership changes resulting in a limitation. Our ability to use our remaining NOL carryforwards may be further limited if we experienced a Section 382 ownership change in connection with future offerings or as a result of future changes in its stock ownership.

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
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table, which summarizes our contractual obligations as of December 31, 2016, represents material expected or contractually committed future obligations, with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated funding activities and from our existing cash balances.

	Payments Due by Period
Contractual Obligations:	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 Years
	(In thousands)
Operating lease obligations(1)	$43,326	$5,394	$11,341	$12,079	$14,512
Other long-term liabilities reflected on our balance sheet under GAAP(2)	5,977	4,045	1,932	—	—
Total	$49,303	$9,439	$13,273	$12,079	$14,512

(1)	Operating lease agreements represent our obligations to make payments under non-cancelable lease agreements for our facilities.

(2)
Other long-term liabilities reflected on our balance sheet under GAAP represents our financing obligation to make lease payments and the purchase price of the leased equipment under the Loan and Lease Agreement with Essex Capital.

This table does not include any milestone or royalty payments, which may become payable to third parties under agreements, as the timing and likelihood of such payments are not known.

We are obligated to pay milestone and royalties to List Laboratories on future sales of botulinum toxin products.

We also have one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc. upon the achievement of regulatory approval for RT002 injectable or RT001 topical.

In 2016, we entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement") in which we agreed to pay up to an additional $16.0 million in aggregate upon the satisfaction of specified milestones relating to our sales revenue, intellectual property, and clinical and regulatory events. In exchange, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX.

On April 11, 2016, we entered into an agreement with BioSentinel, Inc. to in-license their technology and expertise for research and development and manufacturing purposes. In addition to minimum quarterly use fees, we are obligated to make a one-time future milestone payment of $0.3 million payable to BioSentinel, Inc. upon the achievement of regulatory approval.

This table does not include a liability for unrecognized tax benefits related to various federal and state income tax matters of $1.8 million at December 31, 2016. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2016. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.

Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $185.5 million and $254.1 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government treasury and agency obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2016, 2015 and 2014, are included in other expense in the Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2016, the end of the period covered by this report.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2016.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Development, Manufacturing and Supply Agreement
On February 27, 2017, the Company notified Duoject Medical Systems Inc. ("Duoject") that it would not extend the current term of the Development, Manufacturing and Supply Agreement by and between the Company and Duoject, dated as of April 30, 2010 (as amended, the “DMSA”). As a result, the DMSA will be terminated as of April 30, 2017. Under the DMSA, Duoject provided to the Company development work and manufacture and supply services relating to the applicator for delivering RT001 topical.  Following a thorough assessment of the payment and other terms of the DMSA, the Company determined that it was in the best interest of the Company and its stockholders to terminate the DMSA. There are no payment penalties associated with the termination of the DMSA.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our board of directors currently consists of eight members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The term of Class I directors will expire at the annual meeting of stockholders to be held in 2018; the term of Class II directors will expire at the annual meeting of stockholders to be held in 2019; and the term of Class III directors will expire at the annual meeting of stockholders to be held in 2017.
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
The following is a brief biography of each member of our board of directors, as of December 31, 2016, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Form 10-K.
Class I Directors
Angus C. Russell, age 61, has served as a director and Chairman of the Board of our company since March 2014. Mr. Russell was Chief Executive Officer of Shire plc, or Shire, a biopharmaceutical company, from June 2008 until April 2013, and as a member of its board of directors from 1999 until 2013. From December 1999 to June 2008, Mr. Russell served as Chief Financial Officer of Shire. Prior to joining Shire, Mr. Russell served at AstraZeneca plc, a pharmaceutical and biologics company, most recently as VP of Corporate Finance. Mr. Russell is a former Non-Executive Director of the City of London Investment Trust plc. Mr. Russell is a Chartered Accountant and is a Fellow of the Association of Corporate Treasurers. Mr. Russell has served on the Board of Directors at Mallinckrodt plc, a pharmaceuticals company, since August 2014, BioTime, Inc., a biotechnology company, since December 2014 and TherapeuticsMD, Inc., a pharmaceutical company, since March 2015. Our board of directors believes that Mr. Russell’s financial expertise, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products make him qualified to serve on our board of directors.
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
Julian S. Gangolli, age 59, has served as a director since July 2016. He is President, North America of GW Pharmaceuticals Inc., spearheading the buildout of the company’s U.S. commercial infrastructure in advance of the potential launch of its lead therapeutic candidate, Epidiolex® (cannabidiol or CBD), which is in late-stage development for a number of child-onset epilepsy syndromes. Mr. Gangolli is also a director of GW Pharmaceuticals PLC. Prior to joining GW Pharma, Mr. Gangolli served as President of the North American Pharmaceutical division of Allergan Inc. for 11 years. Prior to that, he served as Senior Vice President, U.S. Eye Care at Allergan. Prior to Allergan, Mr. Gangolli served in sales and marketing positions at VIVUS, Inc., Syntex Pharmaceuticals, Inc., and Ortho-Cilag Pharmaceuticals Ltd in the United Kingdom. Our board of directors believes that Mr. Gangolli’s operating experience in the biopharmaceutical industry, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products make him qualified to serve on our Board of Directors.

Class II Directors
Ronald W. Eastman, age 64, has served as a director of our company since December 2009. He has been a managing director at Essex Woodlands, a growth equity firm that focuses on the healthcare industry since October 2006. From 2002 to 2006, Mr. Eastman was the Chief Executive Officer of Rinat Neuroscience Corporation, a biotech company spun out of Genentech, Inc. Mr. Eastman currently serves on the boards of directors of Corium International, Inc., a biotechnology company, as well as on several privately held life sciences companies. Mr. Eastman holds a B.A. from Williams College and an M.B.A. from Columbia University. In addition, through his service as a director on numerous corporate boards, Mr. Eastman has extensive and valuable corporate governance, board oversight and transactional experience. Our board of directors believes that such experience allows Mr. Eastman to make valuable contributions to our board of directors.
Mark A. Prygocki, age 50, has served as a director and Chairman of the Audit Committee of our company since May 2014. Mr. Prygocki worked at Medicis Pharmaceutical Corporation, or Medicis, a biopharmaceutical company, for more than 20 years and served as President from July 2010 to December 2012. Prior to that, Mr. Prygocki held several senior-level positions at Medicis, including Chief Operating Officer, Executive Vice President, and Chief Financial Officer and Treasurer. Mr. Prygocki’s previous experience includes work at Citigroup, an investment banking firm, in the regulatory reporting division. Prior to that, Mr. Prygocki spent several years in the audit department of Ernst & Young, LLP. Mr. Prygocki currently serves on the Board of Directors of Clarus Therapeutics, Inc. as well as Chairman of its audit committee. He is certified by the Arizona State Board of Accountancy and the New York Society of CPAs. Mr. Prygocki serves on the board of Whispering Hope Ranch Foundation, a non-profit organization that assists children with special needs. Mr. Prygocki holds a B.S. in accounting from Pace University. Our board of directors believes that Mr. Prygocki’s operating experience and financial expertise in the biopharmaceutical industry, combined with his prior financial and board positions, make him qualified to serve on our board of directors.
Class III Directors
L. Daniel Browne, age 55, is one of our co-founders and has served as our President and Chief Executive Officer and a member of our board of directors since we commenced operations in 2002. Mr. Browne served as President and Chief Executive Officer of Neomend, Inc., a medical technology and biomaterials company, from 2001 to 2003. From 1997 through 2000, Mr. Browne served as President of Prograft Medical Inc., a medical technology company. Previously, Mr. Browne served for more than 16 years in leadership positions in product development, sales and marketing and business development in the Gore Medical Products Division of W.L. Gore & Associates, Inc., a global technology company, lastly as Business Leader in the Medical Products Division. Mr. Browne holds a B.S. from the University of Hawaii in Cell and Molecular Biology and an M.B.A. from Pepperdine University. Our board of directors believes that Mr. Browne is qualified to serve on our board of directors based on such experience and leadership roles, and his management perspective of the company, including our strategic opportunities and challenges and his track record of new product development, sales and marketing and value creation, each of which relates to our commercial opportunities.
Robert Byrnes, age 72, has served as a director of our company since August 2004. Mr. Byrnes has spent over forty years in the medical device and biotechnology industries. From October 1997 until October 2002, and from January 2005 to the present, Mr. Byrnes has served as the President and Chief Executive Officer of Roan Advisors, Inc., an advisory service for healthcare organizations. From November 2002 to January 2005, he served as the President and Chief Executive Officer of Thermage, Inc., a medical device company focused on non-invasive tissue tightening. Mr. Byrnes has also served as Chairman and Chief Executive Officer of Tokos Medical Corporation, a healthcare services company, President of Caremark, Inc., a home healthcare service company, and Vice President of Marketing and Business Development for Genentech, Inc., a biotechnology company. Mr. Byrnes holds a B.S. in Pharmacy from Ferris State University and an M.B.A degree in Marketing and Finance from Loyola University, Chicago. Our board of directors believes that Mr. Byrnes’s operating experience in the medical device and biotechnology industries, combined with his prior board positions, make him qualified to serve on our board of directors.
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
Executive Officers
The following table sets forth information concerning our executive officers as of December 31, 2016:

Name	Age	Position(s)
Executive Officers
L. Daniel Browne	55	President, Chief Executive Officer and Director
Abhay Joshi, Ph.D.	54	Chief Operating Officer
Lauren P. Silvernail	58	Chief Financial Officer and Chief Business Officer
L. Daniel Browne. Mr. Browne’s biography is included above under the section titled “Board of Directors — Class III Directors.”
Abhay Joshi, Ph.D. has served our Chief Operating Officer since December 2015. Dr. Joshi brings over twenty-five years of global experience as a pharmaceutical and biotechnology executive. From March of 2007 to December 2015, Dr. Joshi served as the President and Chief Executive Officer of Alvine Pharmaceuticals, Inc., a pharmaceutical company developing therapeutic products for the treatment of autoimmune and inflammatory diseases, where he was responsible for overseeing all aspects of the company's business. Prior to Alvine Pharmaceuticals, he served as an Executive Vice President, Chief Technical Officer and member of the Executive Committee at CoTherix, Inc., which was acquired by Actelion Ltd in 2007. Prior to CoTherix, Dr. Joshi was the Vice President of Global Technical Operations, Specialty Pharmaceuticals at Allergan, Inc., where he was responsible for the company’s global biologics manufacturing operations for BOTOX® and its Latin America and Asia Pacific pharmaceutical operations, and held a series of senior management positions. Dr. Joshi currently serves on the board of directors of Genyous Biomed International and Sira Pharmaceuticals, Inc. Dr. Joshi received his BTech in Chemical Engineering from the Indian Institute of Technology, New Delhi, an MSE and a Ph.D. in Chemical Engineering from the University of Michigan, Ann Arbor, and an MBA from the University of California, Irvine.
Lauren P. Silvernail has served as our Chief Financial Officer and Chief Business Officer since December 2015 and Chief Financial Officer and Executive Vice President, Corporate Development from March 2013 to December 2015. From 2003 to 2012, Mrs. Silvernail was Chief Financial Officer and Vice President of Corporate Development at ISTA Pharmaceuticals, Inc., a pharmaceutical research and development company. During her tenure at ISTA, revenues grew to more than $160 million and headcount increased to more than 340 employees by the time ISTA was purchased by Bausch & Lomb in June 2012. From 1995 to 2003, Mrs. Silvernail served in various operating and corporate development positions with Allergan, Inc., a pharmaceutical company, including Vice President, Business Development. Prior to joining Allergan, Inc., Mrs. Silvernail worked at Glenwood Ventures, an investment firm, as a General Partner. Mrs. Silvernail holds a B.A. in Biophysics from the University of California, Berkeley and an M.B.A. from the Anderson Graduate School of Management at the University of California, Los Angeles.
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
Audit Committee. Our audit committee currently consists of Mr. Byrnes, Mr. Prygocki, and Mr. Gangolli. Our board of directors has determined that all current members of our audit committee satisfy the independence requirements under the NASDAQ listing rules and Rule 10A-3(b)(1) of the Exchange Act. Each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. The chair of our audit committee is Mark A. Prygocki, Sr. Our board of directors has determined that each of Messrs. Byrnes and Prygocki is an “audit committee financial expert” within the meaning of the SEC regulations. Our board of directors has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, applicable requirements of the NASDAQ listing rules and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and comply with future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

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
To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, all of our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION
Our named executive officers, or NEOs, consisting of our principal executive officer and the next two most highly compensated executive officers during 2016, are:

•	L. Daniel Browne, President and Chief Executive Officer;

•	Lauren P. Silvernail, Chief Financial Officer and Chief Business Officer; and

•	Abhay Joshi, Ph.D., Chief Operating Officer.
Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during 2016 and 2015.

Name and Principal Position	Year	Salary($)		Bonus($)	Stock Awards	Option Awards($)(2)	Nonequity Incentive Plan Compensation(1)	All Other Compensation($)		Total($)
L. Daniel Browne	2016	$510,000		$—	$428,000	$1,689,835	$273,488	$—		$2,901,323
President and Chief Executive Officer	2015	$482,000		$—	$706,005	$2,309,582	$278,355	$—		$3,775,942
Lauren P. Silvernail	2016	$430,000		$—	$203,200	$689,334	$157,219	$64,643	(4)	$1,544,396
Chief Financial Officer and Chief Business Officer	2015	$362,505		$—	$118,317	$387,054	$150,780	$67,392	(4)	$1,086,048
Abhay Joshi, Ph.D.	2016	$440,000		$200,000	$606,600	$—	$160,875	$—		$1,407,475
Chief Operating Officer	2015	$21,718	(3)	$—	$1,248,500	$4,340,387	$—	$—		$5,610,605

(1)
Amounts shown in this column represent cash bonus awards granted to our NEOs under our annual incentive plan. Such bonuses are tied to achievement against clinical and financial goals that are set in the first quarter of the applicable fiscal year, with payouts determined after the close of the year and primarily based on our level of achievement against those goals.

(2)
The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, or ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 17 to our financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(3)	Dr. Joshi's annual base salary for 2015 was $440,000. The amount shown reflects the salary earned from his date of hire on December 14, 2015 through December 31, 2015.

(4)	Represents taxable fringe benefits for housing and travel.

Outstanding Equity Awards at December 31, 2016
The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2016.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested		Market Value of Shares That Have Not Vested
L. Daniel Browne	20,000		—		$2.55	4/29/2018	—		—
	24,621		—		$2.55	7/20/2020	—		—
	267,630	(1)	31,120		$8.70	5/26/2023	—		—
	74,687	(2)	24,896		$9.15	12/16/2023	—		—
	191,037	(3)	104,763		$32.22	5/18/2024	—		—
	118,114	(4)	128,386		$16.23	1/27/2025	—		—
	36,458	(13)	138,542		$17.12	2/8/2026	—		—
	—		—		$—	—	32,000	(5)	$662,400
	—		—		$—	—	29,000	(6)	$600,300
	—		—		$—	—	25,000	(14)	517,500
Lauren P. Silvernail	90,349	(7)	6,024		$8.70	5/23/2023	—		—
	27,770	(3)	15,230		$32.22	5/18/2024	—		—
	19,794	(4)	21,516		$16.23	1/27/2025	—		—
	12,500	(10)	47,500		$20.32	2/1/2026	—		—
	—		—		$—	—	4,667	(5)	$96,607
	—		—		$—	—	4,860	(6)	$100,602
	—		—		$—	—	10,000	(11)	$207,000
Abhay Joshi, Ph.D.	666		—		$4.20	4/28/2019	—		—
	666		—		$2.55	4/29/2018	—		—
	51,562		154,688	(8)	$36.32	12/13/2025	—		—
	—		—		$—	—	25,781	(9)	$533,667
	—		—		$—	—	36,000	(12)	$745,200

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

(10)
This option was granted on February 2, 2016. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(11)
This restricted stock award was granted on February 2, 2016. The shares subject to the stock award vest over a three year period, with one-third of the shares vesting each year, subject to providing continued service to us through each vesting date.

(12)
This restricted stock award was granted on December 15, 2016. The shares subject to the stock award vest over a three year period, with one-third of the shares vesting each year, subject to providing continued service to us through each vesting date.

(13)
This option was granted on February 9, 2016. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(14)
This restricted stock award was granted on February 9, 2016. The shares subject to the stock award vest over a three year period, with one-third of the shares vesting each year, subject to providing continued service to us through each vesting date.

Executive Employment Arrangements
We have entered into employment agreements with each of our named executive officers; these agreements have no specific term of employment and provide for at-will employment. Each employment agreement provides the NEO with an annual base salary and target bonus opportunity, eligibility for employee benefits offered to our other employees, as well as eligibility under our Executive Severance Plan, described below. The target annual bonus opportunity (expressed as a percentage of base salary) for Mr. Browne was 66% for 2016 and 2017; for Ms. Silvernail, was 45% for 2016 and 2017; and for Dr. Joshi, was 45% for 2016 and 2017.
Severance and Change of Control Benefits
Each of our NEOs is eligible for our Executive Severance Plan, which provides severance benefits in the event of certain qualifying terminations of employment, subject to the executive’s execution of a waiver and release of claims in favor of the company.
Under the Severance Plan, upon an involuntary termination of a participant other than for cause, and where such termination is not within 12 months following a change of control, the benefits provided under the Severance Plan consist of: (i) salary continuation payments for 15 months in the case of our chief executive officer, and for nine months in the case of the other NEOs; and (ii) payment by us of COBRA premiums for the participant and his eligible dependents for a period of up to 15 months in the case of our chief executive officer, and up to nine months in the case of the other NEOs.
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
Employee Benefit Plans

401(k) Plan
We sponsor a 401(k) retirement plan in which our named executive officers participate on the same basis as our other U.S. employees. No matching or other company contributions were made under this plan during the year ended December 31, 2016.
Pension Benefits
We do not maintain a defined benefit pension plan for any of our employees.
Nonqualified Deferred Compensation
We do not maintain a plan providing nonqualified deferred compensation for any of our employees.
2016 Director Compensation Table
The compensation provided to our non-employee directors in 2016 is enumerated in the table below. Mr. Browne, who is also one of our employees, did not and will not receive any compensation for his services as a director.
The following table sets forth a summary of the compensation received during the year ended December 31, 2016:

Name	Fees Earned ($)	Stock Options ($)*		Total ($)
Robert Byrnes	63,750	73,458	(1)	137,208
Ronald W. Eastman	44,000	73,458	(2)	117,458
Julian S. Gangolli (5)	23,500	140,238	(3)	163,738
Phyllis Gardner, M.D.	49,500	73,458	(4)	122,958
James Glasheen (9)	11,750	73,458		85,208
Mark A. Prygocki	59,500	73,458	(6)	132,958
Angus C. Russell	82,000	73,458	(7)	155,458
Philip Vickers	51,750	73,458	(8)	125,208
Ronald Wooten (10)	14,298	—		14,298
Jonathan Tunnicliffe (11)	14,779	—		14,779

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

(1)	As of December 31, 2016, Mr. Byrnes had options to purchase 47,333 shares of our common stock.

(2)	As of December 31, 2016, Mr. Eastman had options to purchase 24,000 shares of our common stock.

(3)	As of December 31, 2016, Mr. Gangolli had options to purchase 18,000 shares of our common stock.

(4)	As of December 31, 2016, Dr. Gardner had options to purchase 29,333 shares of our common stock.

(5)	Mr. Gangolli joined our Board effective July 1, 2016.

(6)	As of December 31, 2016, Mr. Prygocki had options to purchase 34,000 shares of our common stock.

(7)	As of December 31, 2016, Mr. Russell had options to purchase 34,000 shares of our common stock.

(8)	As of December 31, 2016, Dr. Vickers had options to purchase 34,000 shares of our common stock.

(9)	Dr. Glasheen resigned from our Board effective July 1, 2016.

(10)	Mr. Wooten did not stand for re-election to our Board at the annual shareholder meeting effective May 5, 2016.

(11)	Mr. Tunnicliffe did not stand for re-election to our Board at the annual shareholder meeting effective May 5, 2016.
Non-employee Director Compensation

In December 2013, our board of directors approved a non-employee director compensation policy that became effective upon the completion of our IPO, which was subsequently amended effective as of July 30, 2015, January 1, 2016 and February 16, 2017.
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
In addition, on the date of each annual meeting of stockholders held, each non-employee director that continues to serve as a non-employee member on our board of directors will receive an option to purchase 6,000 shares of our common stock and 3,000 shares of restricted stock. The exercise price of these options will equal the fair market value of our common stock on the date of grant, and these options will vest on the one-year anniversary of the grant date, subject to the director’s continued service as a director. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.
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
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2016, Mr. Byrnes and Dr. Gardner served on the compensation committee, with Mr. Byrnes serving as its chair. Neither Mr. Byrnes nor Dr. Gardner are currently nor have been at any time one of our employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:(1)	2,452,396	$17.92	1,347,972
Equity compensation plans not approved by security holders:(2)	338,250	29.43	417,087
Total	2,790,646	$19.31	1,765,059

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

(4)
Includes (i) 689,492 shares of common stock available for issuance under our 2014 plan and (ii) 658,480 shares of common stock available for issuance under our 2014 ESPP. The number of shares of our common stock reserved for issuance under the 2014 plan automatically increases on January 1st of each year, starting on January 1, 2015 and continuing through January 1, 2024, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our Board of Directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 plan is 2,000,000 shares. The number of shares of our common stock reserved under the 2014 ESPP for issuance automatically increases on January 1st each year, starting January 1, 2015 and continuing through January 1, 2024, in an amount equal to the lower of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 300,000 shares of common stock, or such lesser number of shares of common stock as determined by our Board of Directors. If a purchase right granted under our 2014 ESPP terminates without having been exercised, the shares of our common stock not purchased under such purchase right will be available for issuance under our 2014 ESPP.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2016 by: (i) each director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. We are aware that one or more institutional investors purchased a number of shares of our common stock in amounts representing in excess of five percent of our common stock as of December 31, 2016, and as a result, one or more of such institutional investors may continue to beneficially own in excess of five percent of our common stock as of December 31, 2016. However, as of the date of this Form 10-K, other than as disclosed below, we are not aware of any filings made with the SEC with respect to the beneficial ownership of our common stock by such institutional investors and we were otherwise unable to verify the beneficial ownership of our common stock by any such institutional investor as of the date of this Form 10-K.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock issuable under options or warrants that are exercisable within 60 days after December 31, 2016, are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 28,648,954 shares of our common stock outstanding as of December 31, 2016.
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

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage of Total
Named Executive Officers and Directors:
L. Daniel Browne(1)	976,065	3.32%
Abhay Joshi (2)	129,299	*
Lauren P. Silvernail(3)	191,131	*
Robert Byrnes(4)	52,998	*
Ronald W. Eastman(5)	4,608,047	16.08%
Phyllis Gardner, M.D.(6)	21,333	*
Mark A. Prygocki(7)	26,000	*
Angus C. Russell(8)	26,000	*
Philip J. Vickers, Ph.D.(9)	26,000	*
Julian S. Gangolli	—	—
Directors and officers as a group (total of 10 persons)(11)	6,056,873	20.32%
Greater than 5% Stockholders:
Entities affiliated with Essex VIII(5)	4,592,047	16.03%
Entities affiliated with NovaQuest(10)	3,096,650	10.81%
Entities affiliated with Franklin Resources, Inc.(12)	3,280,584	11.45%
Entities affiliated with JPMorgan Chase & Co. (13)	3,423,088	11.95%
Entities affiliated with The Bank of New York Mellon Corporation(14)	1,941,730	6.78%
Entities affiliated with BlackRock, Inc.(15)	2,012,852	7.03%
Entities affiliated with Arrowpoint Asset Management, LLC(16)	2,018,729	7.05%
Entities affiliated with Wellington Management Group LLP(17)	2,149,678	7.50%

*    Represents beneficial ownership of less than 1% of the outstanding common stock

(1)
Consists of 196,627 shares of common stock and 779,029 shares of common stock underlying options that are vested and exercisable within 60 days of December 31, 2016 and 409 shares of common stock held by the Dan and Brenda Browne Living Trust. Mr. Browne is a Trustee of the Dan and Brenda Browne Living Trust.

(2)	Consists of 67,812 shares of common stock and 61,487 shares of common stock underlying options that are vested and exercisable within 60 days of December 31, 2016.

(3)	Consists of 30,691 shares of common stock and 160,440 shares of common stock underlying options that are vested and exercisable within 60 days of December 31, 2016.

(4)	Consists of 13,665 shares of common stock and 39,333 shares of common stock underlying options that are vested and exercisable within 60 days of December 31, 2016.

(5)
Consists of 16,000 shares of common stock underlying options held by Mr. Eastman that are vested and exercisable within 60 days of December 31, 2016, 3,747,332 shares of common stock held by Essex Woodlands Health Ventures Fund VIII, L.P. (“Essex Fund VIII”), 457,085 shares of common stock held by Essex Woodlands Health Ventures Fund V, L.P. (“Essex Fund V”), 270,172 shares of common stock held by Essex Woodlands Health Ventures Fund VIII-A, L.P. (“Essex Fund VIII-A”) and 117,458 shares of common stock held by Essex Woodlands Health Ventures Fund VIII-B, L.P. (“Essex Fund VIII-B”). Essex Woodlands Health Ventures VIII, LLC, the general partner of Essex Fund VIII, Essex Fund V, Essex Fund VIII-A and Essex Fund VIII-B, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Essex Fund VIII, Essex Fund V, Essex Fund VIII-A and Essex Fund

VIII-B. Ronald W. Eastman, one of our directors, is a managing member of Essex Woodlands Health Ventures VIII, LLC and may be deemed to have shared voting power and shared power to dispose of the shares held by Essex Fund VIII, Essex Fund V, Essex Fund VIII-A and Essex Fund VIII-B. The address for Essex Fund VIII is 21 Waterway Avenue, Suite 225, The Woodlands, Texas 77380.

(6)	Consists of 21,333 shares of common stock underlying options that are vested and exercisable within 60 days of December 31, 2016.

(7)	Consists of 26,000 shares of common stock underlying options that are vested and exercisable within 60 days of December 31, 2016.

(8)	Consists of 26,000 shares of common stock underlying options that are vested and exercisable within 60 days of December 31, 2016.

(9)	Consists of 26,000 shares of common stock underlying options that are vested and exercisable within 60 days of December 31, 2016.

(10)
The indicated ownership is based on Schedule 13G/A filed with the SEC by the reporting persons on February 9, 2016, reporting beneficial ownership as of December 31, 2016. According to the Schedule 13G/A, the reporting persons beneficially own 3,096,650 shares of common stock held by NovaQuest Pharma Opportunities Fund III, L.P. (“NovaQuest”), NQ HCIF General Partner, L.P., and NQ HCIF GP, Ltd.. The address for each of the foregoing persons and entities is 4208 Six Forks Road, Suite 920, Raleigh, North Carolina 27609.

(11)
Includes shares beneficially owned by all current executive officers and directors of the company. Consists of 6,056,873 shares of common stock and 1,155,622 shares of common stock underlying options that are vested and exercisable within 60 days of December 31, 2016.

(12)
The indicated ownership is based on a Schedule 13G/A filed with the SEC by the reporting persons on February 9, 2017, reporting beneficial ownership as of December 31, 2016. According to the Schedule 13G/A, the reporting persons beneficially own a total of 3,280,584 shares of Common Stock held by Franklin Resources, Inc. (“FRI”) and 22,500 shares of Common Stock held by Fiduciary Trust Company International. The address for each of the foregoing persons and entities is One Franklin Parkway, San Mateo, CA 94403.

(13)
The indicated ownership is based on a Schedule 13G/A filed with the SEC by the reporting persons on January 11, 2017, reporting beneficial ownership as of December 31, 2016. According to the Schedule 13G/A, the reporting persons beneficially own a total of 3,423,088 shares of Common Stock held by JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association, J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited . The address for each of the foregoing persons and entities is 270 Park Ave. New York, NY 10017.

(14)
The indicated ownership is based on a Schedule 13G/A filed with the SEC by the reporting persons on February 3, 2017, reporting beneficial ownership as of December 31, 2016. According to the Schedule 13G/A, the reporting persons beneficially own a total of 1,941,730 shares of Common Stock held by The Bank of New York Mellon Corporation and its following affiliates: The Bank of New York Mellon, The Boston Company Asset Management LLC, The Dreyfus Corporation (parent holding company of MBSC Securities Corporation), Mellon Capital Management Corporation, MAM (MA) Holding Trust (parent holding company of Standish Mellon Asset Management Company LLC; The Boston Company Asset Management LLC) and MBC Investments Corporation (parent holding company of Mellon Capital Management Corporation; BNY Mellon Investment Management (Jersey) Ltd.). The address for each of the foregoing persons and entities is 225 Liberty Street, New York, NY 10286.

(15)
The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on January 25, 2017, reporting beneficial ownership as of December 31, 2016. According to the Schedule 13G, the reporting persons beneficially own a total of 2,012,852 shares of Common Stock held by BlackRock Inc. and its subsidiaries BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC. The address for each of the foregoing persons and entities is 55 East 52nd Street, New York, NY 10055.

(16)
The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on February 9, 2017, reporting beneficial ownership as of December 31, 2016. According to the Schedule 13G, the reporting persons beneficially own a total of 2,018,729 shares of Common Stock held by Arrowpoint Asset Management, LLC. The Schedule 13G filed by the reporting persons provides information only as of December 31, 2016. The address for each of the foregoing persons and entities is 100 Filmore Street, Suite 325, Denver, CO 80206.

(17)
The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on February 9, 2017, reporting beneficial ownership as of December 31, 2016. According to the Schedule 13G, the reporting persons beneficially own a total of 2,149,678 shares of Common Stock held by Wellington Management Group LLP and its following affiliates: Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP. The address for each of the foregoing persons and entities is 280 Congress Street, Boston, MA 02210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions since January 1, 2016 in which (i) we have been a participant, (ii) the amount involved exceeded or will exceed $120,000, and (iii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of their immediate family or person sharing their household, had or will have a direct or indirect material interest, other than indemnification agreements, which are described below, and compensation arrangements, which are described under “Item 11. Executive Compensation.”
Of the Company's total cash, cash equivalents, and short-term investments of $185.5 million as of December 31, 2016, the Company held cash equivalents and short-term investments with a total fair value of $86.0 million in an investment account with a related party, J.P. Morgan Securities LLC. As of December 31, 2016, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held 3,423,088 shares of the Company's common stock, which represents approximately 11.95% of the Company's outstanding common stock. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA.
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
Director Independence
Our board of directors undertook a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that all of our directors except for Mr. Browne, our President and Chief Executive Officer, representing seven of our eight directors, are “independent directors” as defined under NASDAQ listing rules and the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our company by PricewaterhouseCoopers, or PwC, for the fiscal years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees(1)	$970,598	$906,482

(1)
Audit Fees consist of professional services rendered in connection with the audit of our Consolidated Financial Statements and review of our quarterly Consolidated Financial Statements. Fees for fiscal 2015 also include fees associated with our follow on offering completed in November 2015, which included delivery of comfort letters, consents and review of documents filed with the SEC.

Auditor Independence
In 2016, there were no other professional services provided by PwC that would have required the audit committee to consider their compatibility with maintaining the independence of PwC.
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
(2) Financial Statement Schedules. See index to Consolidated Financial Statements on page F-1. All other schedules have been omitted because they are not applicable.
(3) Exhibits. The documents listed in the Exhibit Index of this Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

ITEM 16.	FORM 10-K SUMMARY
None.

REVANCE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Revance Therapeutics, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Revance Therapeutics, Inc. and its subsidiary (the "Company") as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2017

REVANCE THERAPEUTICS, INC.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,502	$201,615
Short-term investments	122,026	50,688
Restricted cash, current portion	—	35
Prepaid expenses and other current assets	7,167	1,625
Total current assets	192,695	253,963
Property and equipment, net	10,585	19,708
Long-term investments	—	1,751
Restricted cash, net of current portion	580	400
Other non-current assets	500	—
TOTAL ASSETS	$204,360	$275,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,754	$2,657
Accruals and other current liabilities	12,418	6,245
Financing obligations, current portion	3,475	3,135
Total current liabilities	19,647	12,037
Financing obligations, net of current portion	1,872	5,346
Derivative liabilities associated with Medicis settlement	2,022	1,414
Deferred rent	3,648	3,773
Other non-current liabilities	100	—
TOTAL LIABILITIES	27,289	22,570
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of December 31, 2016 and 2015; 28,648,954 and 28,288,464 shares issued and outstanding as of December 31, 2016 and 2015, respectively	29	28
Additional paid-in capital	598,630	585,537
Accumulated other comprehensive loss	(45)	(40)
Accumulated deficit	(421,543)	(332,273)
TOTAL STOCKHOLDERS’ EQUITY	177,071	253,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,360	$275,822
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$300	$300	$383
Operating expenses:
Research and development	50,381	47,529	33,390
General and administrative	29,075	25,088	19,043
Loss on impairment	9,059	—	—
Total operating expenses	88,515	72,617	52,433
Loss from operations	(88,215)	(72,317)	(52,050)
Interest income	1,170	231	44
Interest expense	(1,082)	(1,190)	(10,672)
Change in fair value of derivative liabilities associated with convertible notes	—	—	4,032
Changes in fair value of derivative liabilities associated with the Medicis settlement	(608)	127	(320)
Change in fair value of common stock warrant liability	—	—	(2,151)
Change in fair value of convertible preferred stock warrant liability	—	—	(210)
Loss on settlement of preferred stock warrant	—	—	(1,356)
Other expense, net	(535)	(327)	(234)
Net loss	(89,270)	(73,476)	(62,917)
Unrealized loss on available for sale securities	(5)	(40)	—
Comprehensive loss	$(89,275)	$(73,516)	$(62,917)
Net loss attributable to common stockholders (Note 16):
Basic and Diluted	$(89,270)	$(73,476)	$(62,917)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(3.18)	$(3.02)	$(3.24)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and Diluted	28,114,784	24,340,466	19,391,523

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Changes in Convertible Preferred Stock and of Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Accumulated Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2013	8,689,999	$123,982	260,789	$—	$38,331	$—	$(195,880)	$(157,549)
Issuance of common stock relating to employee stock purchase plan	—	—	25,339	—	349	—	—	349
Stock-based compensation expense	—	—	—	—	6,513	—	—	6,513
Conversion of preferred stock to common stock in connection with initial public offering	(8,689,999)	(123,982)	8,689,999	9	123,972	—	—	123,981
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	1,441	—	—	1,441
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs of $11,800	—	—	6,900,000	7	98,637	—	—	98,644
Issuance of common stock upon conversion of 2013 convertible notes in connection with initial public offering	—	—	1,637,846	2	26,204	—	—	26,206
Issuance of common stock upon net exercise of common stock warrants and related extinguishment of warrant liability in connection with initial public offering	—	—	1,158,443	1	6,489	—	—	6,490
Issuance of common stock in connection with the 2014 follow on offering, net of underwriting discounts, commissions and issuance costs of $9,000	—	—	4,600,000	5	131,330	—	—	131,335
Issuance of common stock upon net exercise of warrant	—	—	10,613	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	239,000	—	1,422	—	—	1,422
Issuance of restricted stock awards, net of repurchase	—	—	251,325	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	379	—	—	379
Issuance of common stock at $15.45 per share for services rendered	—	—	1,111	—	17	—	—	17
Termination of repurchase rights related to vesting of common stock issued pursuant to early exercises	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	(62,917)	(62,917)
Balance — December 31, 2014	—	—	23,774,465	24	435,142	—	(258,797)	176,369
Issuance of common stock relating to employee stock purchase plan	—	—	15,745	—	318	—	—	318
Stock-based compensation expense	—	—	—	—	12,388	—	—	12,388
Issuance of common stock in connection with At-The-Market offering, net of issuance costs	—	—	352,544	—	10,021	—	—	10,021
Issuance of common stock in connection with the 2015 follow-on offering, net of issuance costs	—	—	3,737,500	4	126,226	—	—	126,230
Issuance of common stock upon net exercise of warrants	—	—	68,993	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	205,735	—	2,435	—	—	2,435
Issuance of restricted stock awards, net of repurchase	—	—	169,562	—	—	—	—	—
Vested restricted stock awards used to pay for taxes	—	—	(36,080)	—	(993)	—	—	(993)
Unrealized loss on available for sale securities	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(73,476)	(73,476)
Balance — December 31, 2015	—	—	28,288,464	28	585,537	(40)	(332,273)	253,252
Issuance of common stock relating to employee stock purchase plan	—	—	21,064	—	243	—	—	243
Stock-based compensation expense	—	—	—	—	11,953	—	—	11,953
Issuance of common stock upon exercise of stock options	—	—	131,752	—	1,405	—	—	1,405
Issuance of restricted stock awards, net of repurchase	—	—	234,567	1	(1)	—	—	—
Vested restricted stock awards used to pay for taxes	—	—	(26,893)	—	(507)	—	—	(507)
Unrealized loss on available for sale securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(89,270)	(89,270)
Balance — December 31, 2016	—	$—	28,648,954	$29	$598,630	$(45)	$(421,543)	$177,071
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,270)	$(73,476)	$(62,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,445	1,995	2,051
Amortization of premium on investments	1,212	601	—
Amortization of discount on debt and capital leases	—	5	1,250
Amortization of debt issuance cost	—	39	203
Change in fair value of derivative liabilities associated with convertible notes	—	—	(4,032)
Change in fair value of derivative liabilities associated with the Medicis settlement	608	(127)	320
Change in fair value of common stock warrant liability	—	—	2,151
Change in fair value of convertible preferred stock warrant liability	—	—	210
Extinguishment of warrant liability upon exercise of put option	—	—	1,356
Loss on extinguishment of 2013 Notes	—	—	8,331
Stock-based compensation expense (see Note 17)	11,953	12,388	6,530
Interest for 2013 Notes and Essex Notes upon issuance, non-cash	—	—	271
Capitalized interest	—	—	(972)
Fair value of common stock warrants issued	—	—	379
Effective interest on financing obligations	406	344	28
(Gain) loss on disposal of fixed assets	(1)	38	—
Impairment of long-lived assets	9,059	—	—
Acquisition of in-process research and development	2,000	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,591)	(192)	(999)
Other non-current assets	(151)	29	(1,621)
Accounts payable	953	(692)	(3,399)
Accruals and other current liabilities	7,502	3,179	2,311
Payments against Medicis liabilities	—	—	(7,073)
Deferred rent	48	200	549
Net cash used in operating activities	(59,827)	(55,669)	(55,073)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,670)	(3,328)	(6,975)
Proceeds from maturities of investments	207,650	1,000	—
Sales of short-term investments	1,000	—	—
Proceeds from sale of property and equipment	2	—	—
Purchases of investments	(280,681)	(54,087)	—
Payment for acquisition of in-process research and development	(1,800)	—	—
Net cash used in investing activities	(75,499)	(56,415)	(6,975)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of deferred 2014 follow-on public offering costs	—	—	131,880
Proceeds from issuance of common stock, net of deferred initial public offering costs	—	—	102,672
Proceeds from issuance of convertible notes and notes payable	—	—	6,750
Principal payments made on capital leases and financing obligations	(3,541)	(2,598)	(228)
Net settlement of restricted stock awards to settle employee taxes	(507)	(993)	—
Proceeds from issuance of common stock, net of deferred 2015 follow-on offering costs	—	126,230	—
Proceeds from issuance of common stock, net of deferred at-the-market offering costs	—	10,021	—
Principal payments made on notes payable	—	(2,652)	(12,316)
Proceeds from failed sale-leaseback financings	—	9,831	—
Proceeds from the exercise of stock options, employee stock purchase plan, and common stock warrants	1,649	2,753	1,771
Payments to settle warrants	—	—	(1,438)
Payment of offering costs	(243)	—	—
Net cash (used in) provided by financing activities	(2,642)	142,592	229,091
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(137,968)	30,508	167,043
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	202,050	171,542	4,499
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$64,082	$202,050	$171,542
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$676	$802	$1,182
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of Series E-1, E-2, E-3, E-4 and E-5 preferred stock into common stock	$—	$—	$123,982
Conversion of 2013 Notes into common stock	$—	$—	$26,206
Issuance of common stock upon net exercise of common stock warrants in connection with IPO	$—	$—	$6,490
Fair value in excess of debt host for derivative liabilities associated with convertible notes	$—	$—	$1,050
Deferred initial public offering costs	$—	$—	$4,028
Deferred follow-on public offering costs	$134	$—	$546
Conversion of preferred stock warrants to common stock warrants	$—	$—	$1,441
Conversion of Essex Notes into financing obligations	$—	$—	$1,095
Termination of stock option repurchase right	$—	$—	$58
Issuance of common stock warrants in connection with the 2013 Notes	$—	$—	$981
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$200	$487	$1,348
Issuance of convertible preferred stock warrants	$—	$—	$80
Fair value of common stock warrants issued	$—	$—	$379
Holdback related to acquisition of in-process research and development	$200	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage biotechnology company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, formulated with its patented and proprietary peptide technology, to address unmet needs in large and growing neurotoxin markets. The Company's proprietary peptide technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical. The Company is pursuing clinical development for RT002 injectable in a broad spectrum of aesthetic and therapeutic indications and is planning to conduct preclinical development for RT001. The Company holds worldwide rights for all indications of RT002 injectable, RT001 topical and the pharmaceutical uses of its proprietary peptide technology.
Since commencing operations in 2002, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetics and therapeutic pharmaceutical markets, recruiting personnel and raising capital and preclinical and clinical development of, and manufacturing development for, RT002 injectable and RT001 topical. The Company has never been profitable and has not yet commenced commercial operations.
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. The Company has recorded net losses of $89.3 million, $73.5 million and $62.9 million for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the Company had a working capital surplus of $173.0 million and an accumulated deficit of $421.5 million. The Company has funded its operations primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of December 31, 2016, the Company had capital resources consisting of cash, cash equivalents, and investments of $185.5 million. The Company believes that its existing cash, cash equivalents, and investments will allow the Company to fund its operating plan through at least the next 12 months.
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
At-The-Market Offering
In March 2015, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2015 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company could offer and sell common stock having aggregate proceeds of up to $50.0 million from time to time through Cowen as our sales agent. Sales of common stock through Cowen will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen could sell

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions we might impose). The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM agreement. During the third quarter 2015, the Company sold 352,544 shares of common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of approximately $10.0 million, after underwriting discounts, commissions, and other offering expenses.
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen as our sales agent. On March 25, 2016, the date of the effectiveness of the registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated and superseded by the 2016 ATM Agreement. Sales of common stock through Cowen under the 2016 ATM agreement will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions we may impose). The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM agreement. During the period from January 1, 2017 through February 24, 2017, we sold 469,478 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $21.52 per share resulting in net proceeds of $9.4 million, after commissions and other offering expenses.
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
Basis of Presentation
The Consolidated Financial Statements of the Company include the Company’s accounts and those of its wholly-owned subsidiary, Revance Therapeutics Limited, and have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP. The Company operates in one segment and there are no intercompany transactions to be eliminated during consolidation.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Such management estimates include the fair value of common stock prior to the IPO, accruals, stock-based compensation, fair value of convertible preferred stock and warrants, fair value of derivative liability, impairment of long-lived assets and the valuation of deferred tax assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.
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

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

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
 Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents may include deposit, money market funds, and debt securities.
Restricted Cash
Deposits of $580,275 and $435,000 were restricted from withdrawal as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the remaining deposit balance of $400,000 relates to the restriction on securing the Company’s facility lease and will remain at $400,000 until the end of the lease. The remaining $180,275 deposit balance relates to a letter of credit. These balances are included in restricted cash on the accompanying Consolidated Balance Sheets and within the cash, cash equivalents, and restricted cash balance on the Consolidated Statement of Cash Flows.
Investments
Short-term investments generally consist of securities with original maturities greater than three months and remaining maturities of less than one year, while long-term investments generally consist of securities with remaining maturities greater than one year. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. All of its investments are classified as available-for-sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Consolidated Statements of Operations and Comprehensive Loss and accumulated as a separate component of stockholders' equity on the Consolidated Balance Sheets. Interest income, net includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of investments, if any. The cost of securities sold is based on the specific-identification method. The Company monitors its investment portfolio for potential impairment on a quarterly basis. If the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the carrying amount of the security is reduced to fair value and a loss is recognized in operating results for the amount of such decline. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and its intent and ability to hold the security to maturity or forecasted recovery. The Company mitigates its credit risk by investing in money market funds, U.S. treasury securities, and U.S. government agency obligations which limits the amount of investment exposure as to credit quality and maturity.
Of the Company's total cash, cash equivalents, and short-term investments of $185.5 million as of December 31, 2016, the Company held cash equivalents and short-term investments with a total fair value of $86.0 million in an investment account with a related party, J.P. Morgan Securities LLC. As of December 31, 2016, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held 3,423,088 shares of the Company's common stock, which represents approximately 11.95% of the Company's outstanding common stock. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA.

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

Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment, lab equipment and furniture and fixtures, and manufacturing equipment is depreciated over 3, 5, and 7 years, respectively. Repairs and maintenance that do not extend the life or improve an asset are expensed in the period incurred.

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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determines the fair value of its long-lived assets using the market approach, cost approach or income approach.
Clinical Trial Accruals
Clinical trial costs are charged to research and development expense as incurred. The Company accrues for expenses resulting from obligations under contracts with clinical research organizations (CROs), consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate expense in the

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

Consolidated Financial Statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid expense, which will be amortized as services are rendered.
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

Revenue
We recognize revenue when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. During the years ended December 31, 2016, 2015, and 2014, we received revenue through various sources, such as license and royalty agreements.
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
Research and Development Expenditures
Research and development costs are charged to operations as incurred. Research and development costs include, but are not limited to, personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities.
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
The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2016 and 2015. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency on an undiscounted basis when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective and based on the status of such legal or regulatory proceedings, the merits of the Company's defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company's estimates. The Company estimates accruals for legal expenses when incurred as of each balance sheet date in the Consolidated Financial Statements based on the facts and circumstances known to the Company at that time.
Comprehensive Loss
Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. During the year ended December 31, 2016 and 2015, the Company had an unrealized loss for investments, which qualified as other comprehensive loss and, therefore have been reflected in the Statements of Operations and Comprehensive Loss. There was no comprehensive loss for the year ended December 31, 2014.
Net Loss per Share Attributable to Common Stockholders
The Company calculated its basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities prior to the IPO. Under the two-class method, the Company determines whether it has net income attributable to common stockholders, which includes the results of operations, capital contributions and deemed dividends less current period convertible preferred stock non-cumulative dividends. If it is determined that the Company does have net income attributable to common stockholders during a period, the related undistributed earnings are then allocated between common stock and the convertible preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders. The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, which includes vested restricted stock awards. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The diluted net income (loss) per share attributable to common stockholders also includes vested restricted stock awards and, if the effect is not anti-dilutive, unvested restricted stock awards. For purposes of this calculation, options to purchase common stock, unvested restricted stock, and common stock warrants are considered common stock equivalents.
Interest Expense
Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2013 Notes, which was not paid but instead converted into shares of common stock, (iv) interest capitalized for assets constructed for use in operations, (v) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vi) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
Recently Adopted Accounting Pronouncements

On November 18, 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230). The amendments in ASU 2016-18 affect all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company early adopted this amendment as of December 31, 2016. The adoption of this standard required the Company to reclassify its restricted cash balances from investing activities to the cash and cash equivalents section of the Consolidated Statement of Cash Flows for all periods presented. The adoption of this standard did not have a material impact on our consolidated financial statements.

On August 26, 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). The amendments in ASU 2016-15 affect all entities that are required to present a statement of cash flows and provide guidance and clarity on certain cash flow classification aspects. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company early adopted this amendment as of December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which will require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year of the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The guidance defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. The guidance is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. Therefore, the Company has prospectively adopted this new standard on December 15, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements as of December 31, 2016.
Recent Accounting Pronouncements

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company plans to adopt the ASU in the first quarter of 2017 and expects that the standard may affect the method in which forfeitures are recorded. The Company also expects the accounting methodology related to stock-based compensation for deferred tax assets and liabilities balances to be adjusted, however, given the Company has a full valuation allowance, it is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

On January 5, 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

3. Revenue and License Agreements

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

In June 2013, the Company entered into an exclusive technology evaluation agreement with the Procter & Gamble Company to co-develop and explore applications of the Company's proprietary peptide technology in over-the-counter cosmetic compounds. The Company did not recognize license revenue during the year ended December 31, 2016 and 2015 in connection with this agreement. The Company received an upfront payment in the amount of $0.3 million, which was initially recorded as deferred revenue and was recognized over the estimated performance period of 9 months. The Company estimated the performance period as the remaining life of the underlying patent at the inception of the license agreement, which was periodically reevaluated. The Company recognized total license revenue of $0.1 million during the year ended December 31, 2014.
In August 2011, the Company entered into an asset purchase and royalty agreement for the sale of the Relastin® product line for $0.05 million and royalties on future sales of Relastin®. Accordingly, under the Relastin® asset purchase and royalty agreement, the Company recognized royalty revenue of $0.3 million during each of the years ended December 31, 2016, 2015, and 2014. On April 23, 2015, the Company received notice from Valeant terminating the asset purchase and royalty agreement effective as of July 23, 2015. However, as of December 31, 2016, reversion of the Relastin® intellectual property rights had not been completed, and until the reversion of the intellectual property rights are completed, the Company is entitled to the minimum royalty payment.
4. In-Process Research and Development

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

5. Medicis Settlement
In July 2009, the Company and Medicis Pharmaceutical Corporation, or Medicis, entered into a license agreement granting Medicis worldwide aesthetic and dermatological rights to the Company’s investigational, injectable botulinum toxin type A product candidate. In October 2012, the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT002 injectable and RT001 topical from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a Proceeds Sharing Arrangement Payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in 2013 and $7.1 million in 2014, and (iii) a Product Approval Payment of $4.0 million to be paid upon the achievement of regulatory approval for RT002 injectable or RT001 topical by the Company. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012.
The Company determined that the settlement provisions related to the Proceeds Sharing Arrangement Payment in (ii) above and Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability and periodic fair value remeasurements until settled.
As of December 31, 2015, the fair value of the Product Approval Payment derivative of $1.4 million was determined by updating the estimate of the timing and probability of the related approval and a discount factor assuming a term of 3.5 years, a risk-free rate of 1.4% and a credit risk adjustment of 9.0%. As of December 31, 2016, the Company determined the fair value of its liability for the Product Approval Payment was $2.0 million, which was measured by assuming a term of 3.25 years, a risk-free rate of 1.5% and a credit risk adjustment of 9.0%. The Company’s assumption for the expected term is based on an

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

expected Biologics License Application, or BLA, approval in the first half of 2020. The Company did not make any payments under the Product Approval Payment during the year ended December 31, 2016.
As a result of the fair value measurements during the years ended December 31, 2016, 2015, and 2014, the Company recognized an aggregate loss of $0.6 million, an aggregate gain $0.1 million, and an aggregate loss of $0.3 million, respectively.
6. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds, U.S. treasury securities, and U.S. government agency obligations, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	December 31, 2016				December 31, 2015

	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$60,639	$—	$—	$60,639	$145,747	$—	$—	$145,747
U.S. treasury securities	81,103	4	(28)	81,079	—	—	—	—
U.S. government agency obligations	40,968	1	(22)	40,947	52,479	—	(40)	52,439
Total cash equivalents and available-for-sale securities	$182,710	$5	$(50)	$182,665	$198,226	$—	$(40)	$198,186

Classified as:
Cash equivalents				$60,639				$145,747
Short-term investments				122,026				50,688
Long-term investments				—				1,751
Total cash equivalents and available-for-sale securities				$182,665				$198,186

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of December 31, 2016 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

The following table classifies our marketable securities by contractual maturities (in thousands):

	December 31,
	2016	2015
Due within one year	$122,026	$50,688
Due between one and two years	—	1,751
Total	$122,026	$52,439

7. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$60,639	$60,639	$—	$—
U.S. treasury securities	81,079	81,079	—	—
U.S. government agency obligations	40,947	—	40,947	$—
Total assets measured at fair value	$182,665	$141,718	$40,947	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$2,022	$—	$—	$2,022
Total liabilities measured at fair value	$2,022	$—	$—	$2,022

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$145,747	$145,747	$—	$—
U.S. government agency obligations	$52,439	$—	$52,439	$—
Total assets measured at fair value	$198,186	$145,747	$52,439	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$1,414	$—	$—	$1,414
Total liabilities measured at fair value	$1,414	$—	$—	$1,414

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2016 and 2015.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2015	$1,414
Change in fair value	608
Fair value as of December 31, 2016	$2,022

Level 3 instruments consist of the Company’s derivative liability related to the Medicis settlement.
The fair value of the remaining derivative liability resulting from the Medicis litigation settlement, specifically the derivative related to the Product Approval Payment (Note 5), was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment (Note 5). Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The significant unobservable inputs used in the fair value measurement of the Product Approval Payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

8. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2016	2015
Manufacturing equipment	$12,268	$12,053
Computer equipment	701	879
Furniture and fixtures	610	604
Leasehold improvements	4,214	4,164
Construction in progress	4,950	13,480
Total property and equipment	22,743	31,180
Less: accumulated depreciation and amortization	(12,158)	(11,472)
Property and equipment, net	$10,585	$19,708
Depreciation expense was $1.4 million, $2.0 million, and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, the Company had obligations to make future payments to certain vendors that become due and payable during the construction of its manufacturing facilities in Newark, California. The arrangement was accounted for as construction-in-progress and the outstanding obligations as of December 31, 2016 and 2015 were zero and $0.03 million, respectively. The Company capitalized interest costs in the amount of $1.0 million within construction-in-progress during the year ended December 31, 2014. The Company did not capitalize interest costs during the year ended December 31, 2016 and 2015.
Loss on Impairment
Long-lived assets such as the Company’s fill/finish line are reviewed for impairment whenever adverse events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets are measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determines the fair value of its long-lived assets using the market approach, cost approach or income approach.

The Company constructed a fill/finish line for the future commercial manufacturing of RT001 topical and to support its clinical trials and regulatory license applications. In June 2016, following the results of the REALISE 1 Phase 3 clinical trial, the Company discontinued its RT001 topical clinical development programs for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis. The Company performed an impairment analysis of the RT001 topical fill/finish line to determine fair value based on highest and best use. Based on the analysis, the Company determined that the fair value of certain equipment, which was calculated using the market approach, was lower than the carrying value. Accordingly, during the three months ended June 30, 2016, the Company recorded a loss on impairment of $1.9 million.

During the three months ended December 31, 2016, the Company identified an additional indicator of impairment for the RT001 topical fill/finish line and other fixed assets. The Company concluded that only certain equipment comprising the RT001 topical fill/finish line would be repurposed for commercial-scale manufacturing of RT002 injectable. As a result, the Company determined fair value based on its highest and best use and that for certain components of the fill/finish line and other fixed assets, the carrying value of the assets was not entirely recoverable and the fair value, which was calculated using the market or cost approach depending on the specific asset, was lower than the carrying value. Accordingly, the Company recorded a loss on impairment of $7.2 million and $9.1 million, during the three and twelve months ended December 31, 2016, respectively. Nonetheless, it is reasonably possible that our estimate of the recoverability of the equipment's carrying value could change,

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

and may result in the need to write down the assets to fair value. As of December 31, 2016, the fill/finish line and other fixed assets had net book values of $5.1 million and $0.2 million, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2016	2015
Prepaid expenses	$978	$1,200
Accounts receivable	75	75
Litigation settlement receivable due from insurance (Note 12)	5,898	—
Other receivables	53	83
Other current assets	163	267
Total prepaid expenses and other current assets	$7,167	$1,625

Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015
Accrued compensation	$3,121	$3,282
Accrued litigation settlement (Note 12)	6,400	—
Accrued professional service fees	720	471
Accrued manufacturing and quality control costs	188	207
Accrued clinical trial expenses	1,271	1,300
Accrued fixed assets	57	262
Accrued construction-in-progress obligations	—	25
Other current liabilities	661	698
Total accruals and other current liabilities	$12,418	$6,245

9. Notes Payable
Hercules Notes Payable
In September 2011, the Company entered into a loan and security agreement with Hercules Technology Growth Capital for $22.0 million, referred to as the Hercules Notes Payable.
The Hercules Notes Payable, which matured in March 2015 and has been repaid in full, was collateralized by all assets of the Company, and bore interest at the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25% per annum. Starting in July 2012, the loan was repaid in 33 equal monthly payments of principal and interest of $0.8 million plus an end of term payment of $0.4 million which was paid upon maturity. In March 2015, the Hercules Notes Payable was repaid in full.
The Company made principal and interest payments on the Hercules Notes Payable of $2.6 million and $9.2 million for the years ended December 31, 2015 and 2014, respectively.
Essex Capital Notes

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 topical the fill/finish line. Under the Loan and Lease Agreement, with the issuance of each Note the Company issued warrants to purchase its capital stock. The Essex Notes incurred interest at 11.5% until the completion of the IPO in February 2014. Subsequent to the IPO, the notes incurred interest at 10.375% per annum. In December 2013, the Company drew down $2.5 million under short-term notes pursuant to the Essex Capital Facility, and an additional $2.5 million in January 2014 under short-term notes. In May 2014, pursuant to the terms of this agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance by $1.1 million, and sold and leased the equipment back from Essex Capital for fixed monthly payments to be paid over 3 years. The lease provides for the option to purchase the leased equipment for 10% of the original purchase amount. This transaction did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method.
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
In June 2015, the Company exercised its option to purchase all equipment sold and leased back from Essex Capital for 10% of the original purchase amount, or approximately $1.1 million, at the conclusion of the lease terms, of which $0.1 million will be paid in 2017 and the remainder will be paid in 2018.
As of December 31, 2016, the aggregate total future minimum lease payments under the financing obligation were as follows (in thousands):

Year Ending December 31,
2017	3,936
2018	949
Total payments	4,885
In connection with the Essex Notes, the Company issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock in both December 2013 and January 2014. Subsequent to the February 2014 IPO, the previously issued warrants to purchase shares of Series E-5 convertible preferred stock converted into warrants to purchase shares of common stock. The fair value of the warrants at the issuance date of $0.2 million and debt issuance costs totaling $0.03 million were recorded as discount on debt, and amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense $0.2 million for the amortization of the warrant related debt discount for the year ended December 31, 2014. There was no interest expense for the amortization of the warrant related debt discount for the year ended December 31, 2016 and 2015. There was no unamortized debt discount balance as of December 31, 2016 and 2015.

Additionally, the Company made interest payments on the Essex Notes in the amount $0.4 million for year ended December 31, 2014. There was no interest expense recorded on the Essex Notes for the years ended December 31, 2016 and 2015. Under the financing obligation with Essex Capital, the Company recorded interest expense of $1.1 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.
10. Convertible Notes, Warrants, and Related Derivatives
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

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

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
11. Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of convertible notes and notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Condensed Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with convertible notes and notes payable, (iii) interest recognized on the 2013 convertible notes, or 2013 Notes, which was not paid but instead converted into shares of common stock, (iv) interest capitalized for assets constructed for use in operations, (v) interest related to the extinguishment of debt, which is classified as a gain or loss on debt extinguishments, and (vi) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
The interest expense by cash and non-cash components is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest expense
Cash related interest expense (1)	$(676)	$(802)	$(1,182)

Non-cash interest expense
Non-cash interest expense — debt issuance costs	—	(39)	(203)
Non-cash interest expense — warrant and derivative related debt discounts	—	(5)	(650)
Non-cash interest expense — convertible notes	—	—	(1,250)
Loss on extinguishment of 2013 Notes	—	—	(8,331)
Effective interest on financing obligation	(406)	(344)	(28)
Capitalized interest expense (2)	—	—	972
Total non-cash interest expense	(406)	(388)	(9,490)

Total interest expense	$(1,082)	$(1,190)	$(10,672)

(1)	Cash related interest expense included interest payments to Hercules Notes Payable and Essex Notes.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

12. Commitments and Contingencies
Facility Lease
In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. We expect to use this facility for research, manufacturing, commercial and administrative functions.

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
Rent expense for the years ended December 31, 2016, 2015, and 2014 was $5.3 million, $5.3 million, and $5.2 million. As of December 31, 2016, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2017	$5,394
2018	5,578
2019	5,763
2020	5,947
2021 and thereafter	20,644
Total payments	$43,326
Other Milestone-Based Commitments
The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products. The Company also has one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc. upon the achievement of regulatory approval for RT002 injectable or RT001 topical (Note 5).
The Company has obligations to pay Botulinum Toxin Research Associates, Inc. (BTRX) up to $16.0 million upon the satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events (Note 4).

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
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to clinical trial development and other costs related to the Company’s manufacturing facility. These agreements, which total $76.0 million, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. As of May 2015, the Company became subject to a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the June 2014 follow-on public offering, and the investment banking firms that acted as the underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 topical clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of its drug candidate, RT001 topical, for the treatment of crow's feet at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

common stock in the follow-on public offering and seeks unspecified monetary damages and other relief. On October 31, 2016, executed a stipulation of settlement ("the Stipulation"). Under the Stipulation, in exchange for a release of all claims by the plaintiff class, the Company has agreed to settle the litigation. The Stipulation maintains that the defendants, including the Company, deny all wrongdoing and liability related to the litigation. Plaintiff’s counsel filed a motion for preliminary approval of the settlement on November 11, 2016 and hearing regarding preliminary approval was set for January 6, 2017. On January 6, 2017, the Court issued an order (the “Order”) preliminarily approving the settlement proposed in the Stipulation by and among the plaintiff class and all named defendants in the Action, including the Company ("the Settlement"), and directing that notice of the proposed settlement be given to all members of the plaintiff class. The Court scheduled a hearing (“Settlement Fairness Hearing”) on May 19, 2017 to, among other things, make a final determination whether the Settlement is fair, reasonable and adequate and should be approved by the Court. The Stipulation and the Settlement remain subject to approval by the Court and certain other conditions.

The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As a result of the Settlement, proposed in the Stipulation, the Company has accrued for a loss contingency and recorded an undiscounted liability of $6.4 million, which is included in Accruals and other current liabilities on the Consolidated Balance Sheet. The Company also recorded an undiscounted receivable of $5.9 million, the amount it expects to recover from its insurance policies, within Prepaid expenses and other current assets on its Consolidated Balance Sheet. In January 2017, the Company paid $0.5 million and its insurance company paid $5.9 million, both of which will be held in escrow until finalization of the settlement.

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
13. Common Stock
As of December 31, 2016, the Company was authorized to issue up to 95,000,000 shares of par value $0.001 per share common stock.
As of December 31, 2016 and 2015, the Company had no shares of common stock subject to repurchase. The Company has also issued shares of common stock as a result of stock option exercises throughout its existence. Common stockholders are entitled to dividends when and if declared by the Board of Directors subject to the prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote. The common stockholders voting as a class are entitled to elect one member to the Company’s Board of Directors. As of December 31, 2016, no dividends have been declared.
The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of December 31,
	2016	2015
Issuances under stock incentive plans	689,492	273,948
Issuances upon exercise of common stock warrants	61,595	61,595
Issuances under employee stock purchase plan	658,480	396,660
Issuances under inducement plan	417,087	449,889
	1,826,654	1,182,092

14. Convertible Preferred Stock
Upon completion of the Company’s IPO in February 2014, all shares of convertible preferred stock were converted into 8,689,999 shares of common stock at a ratio of 1:1. The par value of convertible preferred stock is $0.001 per share. As of December 31, 2016 and 2015, the Company had 5,000,000 shares authorized and no preferred stock issued and outstanding.
15. Warrants
In January 2014, in connection with the Company’s issuance of notes payable to Essex Capital (Note 9), the Company issued warrants to purchase 12,345 shares of Series E-5 convertible preferred stock. In February 2014, two holders of preferred stock warrants exercised their put options to sell 22,856 warrants at an exercise price equal to the average fair value of the Company’s stock price for 5 days preceding the exercise. The Company recorded a loss on cash settlement of $1.4 million as a result of this exercise. Upon completion of the IPO, all outstanding warrants to purchase Series E convertible preferred stock, excluding the 22,856 warrants that were exercised, converted into 173,975 warrants to purchase common stock at prices ranging from $14.95 per share to $31.50 per share, expiring in 2018 through 2021. As of December 31, 2016 and 2015, the Company had no convertible preferred stock warrants outstanding.
In January 2014, the Company issued warrants to purchase 72,248 shares of common stock in connection with the issuance of the most recent round of the 2013 Notes (Note 10). In February 2014, following the completion of the Company’s IPO, all outstanding common stock warrants net exercised into 1,158,443 shares of common stock. In May 2014, warrants to purchase 20,066 shares of common stock were net exercised into 10,613 shares of common stock. In December 2014, the Company issued Essex Capital 44,753 common stock warrants with an exercise price of $14.40 in connection with the First Amendment to the Loan and Lease Agreement as discussed in Note 8. The fair value was determined to be $0.4 million upon issuance. The fair value of the warrants upon issuance was determined using a Black-Scholes option-pricing model with the following assumptions: expected volatility of 53%, contractual term of 4 years and risk-free rate of 1.4%. The fair value of the common stock warrants was recorded to additional paid-in capital upon issuance.
In the fourth quarter of 2015, three holders of common stock warrants net exercised warrants to purchase 137,067 shares into 68,993 shares of common stock at exercise prices ranging from $14.40 to $22.43.
As of both December 31, 2016 and 2015, the Company had warrants to purchase 61,595 shares of common stock outstanding with a weighted average exercise price of $16.78 and with exercise prices ranging from $14.40 to $31.50.

16. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2016, 2015, and 2014 (in thousands, except for share and per share amounts):

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2016	2015	2014
Net loss attributable to common stockholders, basic and diluted	$(89,270)	$(73,476)	$(62,917)
Net loss per share attributable to common stockholders
Basic and Diluted	$(3.18)	$(3.02)	$(3.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and Diluted	28,114,784	24,340,466	19,391,523

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2016	2015	2014
Stock options	2,790,646	2,420,105	1,818,323
Common stock warrants	61,595	61,595	198,662
Unvested restricted stock awards	416,229	315,600	251,325
17. Stock Option Plan
Equity Incentive Plans
On January 23, 2014, the stockholders' approved the adoption of the 2014 Equity Incentive Plan, or 2014 EIP. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2014 EIP will not exceed 1,000,000 shares. The number of shares of common stock reserved for issuance under the Company’s 2014 EIP will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued upon the exercise of ISOs under the Company’s 2014 EIP is 2,000,000 shares. The 2014 EIP provides for the grant of incentive stock options, or ISOs, non-statutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2014 EIP provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Under the 2014 EIP, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant. Upon the effectiveness of the 2014 Plan, the Company ceased granting any equity awards under the 2012 Equity Incentive Plan and any cancelled or forfeited shares under the 2012 and 2002 Equity Incentive Plans will be retired.
On January 1, 2016, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2015, or 1,131,538 shares. During the year ended December 31, 2016, the Company granted stock options for 839,800 shares of common stock and 299,900 restricted stock awards under the 2014 EIP, including a stock option grants for 74,000 shares to non-employee directors. As of December 31, 2016, there were 689,492 shares available for issuance under the 2014 EIP.
2014 Inducement Plan
On August 26, 2014, the Company’s Board of Directors authorized the adoption of the 2014 Inducement Plan, or 2014 IN, which became effective immediately. Stockholder approval of the 2014 IN was not required pursuant to Rule 5635 (c)(4) of the NASDAQ Listing Rules. The 2014 IN reserves 325,000 shares of common stock and provides for the grant of NSOs that will be used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. On December 14, 2015, the Company’s Board of Directors authorized an additional 500,000 shares of common stock to be reserved for issuance under the 2014 IN. Under the 2014 IN, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant. During the year ended December 31, 2016, the Company granted stock options for 110,000 shares of common

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

stock and 15,000 restricted stock awards under the 2014 IN. As of December 31, 2016, there were 417,087 shares available for issuance under the 2014 IN.
Under the 2014 EIP and the 2014 IN plan, restricted stock awards typically vest annually over 1, 3, or 4 years, while options typically vest over four years, either with 25% of the total grant vesting on the first anniversary of the option grant date and 1/36th of the remaining grant vesting each month thereafter or 1/48th vesting monthly.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summary of stock option and restricted stock award activity, excluding 2014 IN, for the periods presented is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Balance as of December 31, 2013	202,558	1,213,065	$7.65	—	$—
Additional shares reserved	1,000,000	—	—
Options granted	(728,349)	728,349	30.21
Restricted stock awards granted	(212,450)	212,450	—
Options exercised	—	(238,999)	5.96
Options cancelled/forfeited	14,600	(14,600)	26.89
Restricted stock awards forfeited	4,500	(4,500)	—
Shares cancelled/retired under 2002/2012 plans	(189,225)	(9,617)	—
Balance as of December 31, 2014	91,634	1,886,148	17.90
Additional shares reserved	950,978	—	—
Options granted	(747,338)	747,338	18.94
Restricted stock awards granted	(169,336)	169,336	—
Options exercised	—	(205,735)	11.84
Options cancelled/forfeited	116,540	(116,540)	21.33
Restricted stock awards forfeited	24,306	(24,306)	—
Restricted stock awards released	—	(74,755)	—
Shares cancelled/retired under 2002/2012 plans	(19,276)	—	—
Shares traded for taxes	26,440	—	—
Balance as of December 31, 2015	273,948	2,381,486	18.36
Additional shares reserved	1,131,538	—	—
Options granted	(839,800)	839,800	16.72
Restricted stock awards granted	(299,900)	299,900	—
Options exercised	—	(131,752)	10.67
Options cancelled/forfeited	320,084	(320,084)	21.77
Restricted stock awards forfeited	80,333	(80,333)	—
Restricted stock awards released	—	(124,344)	—
Shares cancelled/retired under 2002/2012 plans	—	(38,829)	8.92
Shares traded for taxes	23,289	—	—
Balance as of December 31, 2016	689,492	2,825,844	$17.92	7.2	$13,028
Options vested and expected to vest as of December 31, 2016		2,405,626	$17.90	7.2	$12,854
Exercisable as of December 31, 2016		1,387,955	$17.35	6.2	$8,904

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2016.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic values of options exercised as of December 31, 2016, 2015 and 2014 of $1.3 million, $4.6 million and $2.6 million were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2016, 2015, and 2014 of $20.70, $34.16 and $16.94 per share.

The following table summarizes the stock option activity for the 2014 IN is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options and Awards	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Shares reserved	325,000	—	$—	—	$—
Options granted	(140,125)	140,125	$22.52
Restricted stock awards granted	(43,375)	43,375	$—
Outstanding as of December 31, 2014	141,500	183,500	$22.52
Additional shares reserved	500,000
Options granted	(206,250)	206,250	$36.32
Restricted stock awards granted	(34,375)	34,375	—
Option forfeitures	29,531	(29,531)	$22.97
Restricted stock award forfeitures	9,843	(9,843)	$—
Awards released	—	(30,532)	$—
Traded for taxes	9,640	—	$—
Outstanding as of December 31, 2015	449,889	354,219	$31.46
Options granted	(110,000)	110,000	$18.37
Restricted stock awards granted	(15,000)	15,000	—
Option forfeitures	88,594	(88,594)	$22.97
Restricted stock award forfeitures	—	—	$—
Restricted stock awards released	—	(9,594)	$—
Traded for taxes	3,604	—	$—
Outstanding as of December 31, 2016	417,087	381,031	$29.43	9.0	$269
Options vested and expected to vest as of December 31, 2016		332,517	$29.44	9.0	$263
Exercisable as of December 31, 2016		63,937	$33.19	8.7	$7

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information with respect to stock options outstanding and currently exercisable as of December 31, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (In Years)
$0.45 - 6.60	63,372	3.5	63,372
$8.70	469,601	5.8	431,542
$8.85 - 14.04	283,704	8.0	108,612
$14.29 - 16.15	85,197	8.4	31,476
$16.23	312,635	7.5	162,733
$16.30 - 17.05	78,800	8.9	22,791
$17.12	345,133	8.4	89,021
$17.17 - 20.32	280,100	9.0	31,080
$20.42 - 31.77	252,345	7.4	174,429
$32.22 - 39.57	619,759	7.3	336,836
	2,790,646		1,451,892

The following table summarizes information with respect to restricted stock awards outstanding as of December 31, 2016:

	Number of Awards Available for Grant	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding as of December 31, 2013	—	$—	$—
Granted	255,825	29.47	—
Vested	—	—	—
Forfeited	(4,500)	26.89	—
Outstanding as of December 31, 2014	251,325	$29.51	$—
Granted	203,711	21.55	—
Vested	(105,287)	27.79	—
Forfeited	(34,149)	22.77	—
Outstanding as of December 31, 2015	315,600	$25.67	$—
Granted	314,900	17.16	—
Vested	(133,938)	26.41	—
Forfeited	(80,333)	20.35	—
Outstanding as of December 31, 2016	416,229	$20.02	$8,616
Stock Options Granted to Employees and Non-employee Directors
During the years ended December 31, 2016, 2015 and 2014, the Company granted stock options to employees and non-employee directors to purchase shares of common stock with a weighted-average grant date fair value of $16.91, $22.70 and $29.31 per share. As of December 31, 2016, 2015 and 2014, there was total unrecognized compensation cost for outstanding

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

stock options and restricted stock awards of $19.6 million, $21.5 million and $19.1 million to be recognized over a period of approximately 2.7 years, 2.8 years, and 3.0 years, respectively.
The fair value of the employee and non-employee director stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	6.0	6.0	6.0
Expected volatility	61.9%	62.2%	57.4%
Risk-free interest rate	1.4%	1.6%	1.9%
Expected dividend rate	0.0%	0.0%	0.0%
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
Stock Options Granted to Consultants
During the year ended December 31, 2016, the Company did not grant options to purchase shares of common stock to consultants; however, grants to consultants were made prior to 2015.
Stock-based compensation expense related to stock options granted to consultants (other than non-employee directors) is recognized as the stock options are earned. During the year ended December 31, 2014, the Company granted options to purchase 13,333 shares of common stock to consultants with a weighted-average exercise price of $15.45 per share.
Stock-based compensation expense related to stock options granted to consultants is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

received. The fair value of the stock options vested is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	7.3	8.2	7.3
Expected volatility	68.9%	73.0%	56.1%
Risk-free interest rate	1.7%	2.0%	2.1%
Expected dividend rate	0.0%	0.0%	0.0%

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
On January 1, 2016, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2015, or 282,884 shares. As of December 31, 2016, there were 658,480 shares available for issuance under the 2014 ESPP. For the year ended December 31, 2016, the Company recorded stock-based compensation expense of $0.1 million and issued 21,064 shares of common stock to employees under the 2014 ESPP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015
Expected term (in years)	0.5	0.5
Expected volatility	72.0%	63.4%
Risk-free interest rate	0.4%	0.2%
Expected dividend rate	—%	—%
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
Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity rates with remaining terms similar to the expected term.
Expected Dividend Rate. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend rate of zero in the valuation model.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

Total Stock-Based Compensation
Total stock-based compensation expense related to options, awards, and ESPP to employees and non-employees was allocated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$5,557	$6,511	$2,357
General and administrative	6,396	5,877	4,173
Total stock-based compensation expense	$11,953	$12,388	$6,530
There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2016, 2015, and 2014.

During 2015 and 2016, the Company modified certain equity awards, resulting in an acceleration of vesting for a portion of such awards as a result of termination of service. The acceleration in vesting of the unvested awards resulted in a Type III modification, which occurs when there is a change from an improbable to probable vesting condition. The Company recognized the incremental fair value, which was equal to the fair value of the awards on the modification date, and recognized the stock-based compensation over the remaining requisite service period. During the year ended December 31, 2016 and 2015, the Company recorded $0.2 million and $2.4 million, respectively, of stock-based compensation expense in connection with these modifications.

18. Income Taxes
Since inception, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2016, 2015, and 2014. Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$139,647	$115,949
Accruals and reserves	2,433	2,371
Stock based compensation	4,805	3,367
Tax credits	4,053	3,311
Fixed and intangible assets	8,209	4,935
Valuation Allowance	(159,147)	(129,933)
Net deferred tax assets	$—	$—
Reconciliations of the statutory federal income tax (benefit) to the Company’s effective tax for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2016	2015	2014
Tax (benefit) at statutory federal rate	$(30,352)	$(24,982)	$(21,392)
State Tax (benefit) — net of federal benefit	—	—	79
Nondeductible/nontaxable items	832	224	660
Debt discount	—	—	756
Research and development credits	(544)	(516)	3,137
Other	11	607	537
Change in valuation allowance	$30,053	$24,667	$16,226
Provision for taxes	$—	$—	$3

The valuation allowance is determined using an assessment of both negative and positive evidence. Based on the available objective evidence and the Company’s history of losses management believes it is more likely than not that the net deferred tax assets will not be realized. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by $29.2 million and $25.2 million during the years ended December 31, 2016 and 2015, respectively. The valuation allowance increased primarily due to an increase in the net operating loss carryforwards incurred during the taxable years. During the year ended 2015, the Company performed an analysis of the fixed and intangible assets and NOL carry forwards to assess whether an additional carryforward may be available to offset future taxable income. Based on this analysis, the Company corrected the fixed and intangible assets to $5.2 million and the NOL carryforward to $92.9 million as of December 31, 2014.  The fixed and intangible assets and the NOL carryforward were previously presented in our annual report on Form 10-K for year ended December 31, 2014 as $1.7 million and $93.3 million, respectively.
As of December 31, 2016, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for Federal, California, and New Jersey income tax purposes of $387.7 million, $163.8 million, and $313.3 million, respectively. If not utilized, the Federal net operating loss carryforward begin expiring in 2020, the California net operating loss carryforwards began expiring in 2010, and the New Jersey state net operating loss carryforwards begin expiring in 2030. The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises. As of December 31, 2016, the net operating loss reported as a deferred tax asset for Federal and State purposes does not include approximately $8.0 million attributable to excess stock option deductions. The Company follows with or without method to determine when such net operating loss has been realized.
As of December 31, 2016, the Company also had research and development credit carryforwards of $1.8 million and $5.5 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. If not utilized, the Federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that an ownership change occurred on April 7, 2004 but that all carryforwards can be utilized prior to the expiration. The Company also determined that an ownership change occurred in February 2014. As a result of the 2014 change, approximately $1.4 million of federal net operating loss carryforwards and $4.8 million of federal research and development, or R&D, credits are expected to expire unused. During the year ended December 31, 2014, the Company derecognized $1.4 million of federal NOLs and $4.8 million of federal R&D credits. Since the R&D credits for California carry over indefinitely, there was no change to the California R&D credits. The Company has reviewed its IRC §382 limitation through December 31, 2016 and have not identified any ownership changes resulting in a limitation.
The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

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
The unrecognized tax benefit was $1.8 million and $1.5 million at December 31, 2016 and December 31, 2015, respectively. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. No liability related to uncertain tax positions is recorded on the financial statements. During the year ending December 31, 2016, the amount of unrecognized tax benefits increased due to additional research and development credits generated for prior periods. The additional uncertain tax benefits would not impact the Company’s effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.
The unrecognized tax benefit was as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2013	$2,288
Decrease for prior tax positions	(1,216)
Additions for current tax positions	196
Balance as of December 31, 2014	1,268
Additions for prior tax positions	10
Additions for current tax positions	259
Balance as of December 31, 2015	1,537
Additions for prior tax positions	9
Additions for current tax positions	273
Balance as of December 31, 2016	$1,819

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
19. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 18 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. The Company has made no contributions to the plan through December 31, 2016.
20. Subsequent Events

2014 EIP Stock Option and Awards Grants
On January 26, 2017, the Company granted 485,875 stock options and 187,300 restricted stock awards under the 2014 EIP to employees. The aggregate grant date fair value is estimated to be $9.6 million.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — (Continued)

21. Quarterly Results of Operations (Unaudited)
The following amounts are in thousands, except per share amounts:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2016
Revenue	$75	$75	$75	$75
Loss on Impairment	$—	$(1,949)	$—	$(7,111)
Net loss	$(19,888)	$(24,602)	$(17,978)	$(26,802)
Net loss attributable to common stockholders:
Basic and Diluted	$(19,888)	$(24,602)	$(17,978)	$(26,802)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.71)	$(0.88)	$(0.64)	$(0.95)

	2015
Revenue	$75	$75	$75	$75
Net loss	$(15,402)	$(16,805)	$(19,175)	$(22,094)
Net loss attributable to common stockholders:
Basic and Diluted	$(15,402)	$(16,805)	$(19,175)	$(22,094)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.65)	$(0.71)	$(0.81)	$(0.83)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, State of California on the 28th day of February, 2017.

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

Signatures	Title	Date

/s/ L. Daniel Browne	President, Chief Executive	February 28, 2017
L. Daniel Browne	Officer and Director
(Principal Executive Officer)

/s/ Lauren P. Silvernail	Chief Financial Officer and	February 28, 2017
Lauren P. Silvernail	Chief Business Officer
(Principal Financial and Accounting Officer)

/s/ Angus C. Russell	Director, Chairman	February 28, 2017
Angus C. Russell

/s/ Robert Byrnes	Director	February 28, 2017
Robert Byrnes

/s/ Ronald W. Eastman	Director	February 28, 2017
Ronald W. Eastman

/s/ Julian S. Gangolli	Director	February 28, 2017
Julian S. Gangolli

/s/ Phyllis Gardner	Director	February 28, 2017
Phyllis Gardner, M.D.

Signatures	Title	Date

/s/ Mark A. Prygocki, Sr.	Director	February 28, 2017
Mark A. Prygocki, Sr.

/s/ Philip J. Vickers	Director	February 28, 2017
Philip J. Vickers, Ph.D.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1 *	Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.1	December 31, 2013
10.2 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.2	December 31, 2013
10.3 *	Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.3	December 31, 2013
10.4 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.4	December 31, 2013
10.5 *	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014
10.6 *	Form of Restricted Stock Unit Award Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-K	001-36297	10.6	March 4, 2016
10.7*	Form of Stock Option Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-Q	001-36297	10.3	November 10, 2015
10.8*	Form of Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-K	001-36297	10.8	March 4, 2016
10.9*	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014
10.10*	Form of Indemnity Agreement by and between Revance Therapeutics, Inc. and each of its officers and directors	S-1/A	333-193154	10.8	January 27, 2014
10.11	Lease Agreement dated March 31, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.9	December 31, 2013
10.12	First Amendment to Office Lease dated April 7, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.1	December 31, 2013
10.13	Second Amendment to Office Lease and Lease dated May 17, 2010 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.11	December 31, 2013
10.14	Third Amendment to Lease, dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014
10.15+	License and Service Agreement dated February 8, 2007 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.15	December 31, 2013

10.16+	First Addendum to the License and Service Agreement dated April 21, 2009 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.16	December 31, 2013
10.17+	Development and Supply Agreement dated December 11, 2009 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.18	December 31, 2013
10.18+	First Amendment to Development and Supply Agreement dated May 29, 2013 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc	S-1	333-193154	10.2	December 31, 2013
10.19+	Second Amendment to Development and Supply Agreement dated August 31, 2015 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	10-Q	001-36297	10.1	November 10, 2015
10.20+	Manufacture and Development Agreement dated May 20, 2013 between Revance Therapeutics, Inc. and American Peptide Company, Inc.	S-1	333-193154	10.19	December 31, 2013
10.21	Loan and Lease Agreement dated as of December 20, 2013 by and between Revance Therapeutics, Inc. and Essex Capital Corporation	S-1	333-193154	10.21	December 31, 2013
10.22	First Amendment to Loan and Lease Agreement, dated December 17, 2014, by and between Revance Therapeutics, Inc. and Essex Capital Corporation	8-K	001-36297	10.1	December 22, 2014
10.23	Second Amendment to Loan and Lease Agreement, dated February 26, 2015, by and between Revance Therapeutics, Inc. and Essex Capital Corporation	10-Q	001-36297	10.4	May 14, 2015
10.24*	Revance Therapeutics, Inc. Second Amended and Restated Executive Severance Benefit Plan					X
10.25*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy					X
10.26*	Revance Therapeutics, Inc. 2017 Management Bonus Plan					X
10.27*	Revance Therapeutics, Inc. Amended and Restated 2014 Inducement Plan	8-K	001-36297	99.1	December 14, 2015
10.28*	Form of Stock Option Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-Q	001-36297	10.5	November 10, 2015
10.29*	Form of Restricted Stock Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-K	001-36297	10.31	March 4, 2016
10.30*	Executive Employment Agreement dated December 30, 2013 by and between Revance Therapeutics, Inc. and L. Daniel Browne	S-1/A	333-193154	10.25	January 27, 2014
10.31*	Executive Employment Agreement dated December 31, 2013 by and between Revance Therapeutics, Inc. and Lauren Silvernail	S-1/A	333-193154	10.27	January 27, 2014
10.32*	Executive Employment Agreement dated December 14, 2015 by and between Revance Therapeutics, Inc. and Abhay Joshi.	10-K	001-36297	10.34	March 4, 2016
10.33	Sales Agreement, dated March 4, 2016, by and between Revance Therapeutics, Inc. and Cowen and Company, LLC	8-K	001-36297	10.1	March 7, 2016

21.1	List of Subsidiaries of the Registrant	10-K	001-36297	21.1	March 4, 2016
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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