Form 10-Q
period 2017-03-31
Revance Therapeutics, Inc.
filed 2017-05-09
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-36297

Revance Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0551645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7555 Gateway Boulevard Newark, California 94560 (510) 742-3400 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of April 27, 2017: 30,273,478

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,235	$63,502
Short-term investments	150,404	122,026
Restricted cash, current portion	502	—
Prepaid expenses and other current assets	8,312	7,167
Total current assets	197,453	192,695
Property and equipment, net	11,205	10,585
Restricted cash, net of current portion	580	580
Other non-current assets	216	500
TOTAL ASSETS	$209,454	$204,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,573	$3,754
Accruals and other current liabilities	14,967	12,418
Financing obligations, current portion	3,502	3,475
Total current liabilities	24,042	19,647
Financing obligations, net of current portion	983	1,872
Derivative liability associated with Medicis settlement	2,082	2,022
Deferred rent	3,576	3,648
Other non-current liabilities	100	100
TOTAL LIABILITIES	30,783	27,289
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of March 31, 2017 and December 31, 2016; 30,129,240 and 28,648,954 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	627,475	598,630
Accumulated other comprehensive loss	(98)	(45)
Accumulated deficit	(448,736)	(421,543)
TOTAL STOCKHOLDERS’ EQUITY	178,671	177,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,454	$204,360
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$75	$75
Operating expenses:
Research and development	19,409	12,364
General and administrative	7,754	7,455
Total operating expenses	27,163	19,819
Loss from operations	(27,088)	(19,744)
Interest income	311	310
Interest expense	(193)	(315)
Change in fair value of derivative liability associated with Medicis settlement	(60)	(14)
Other expense, net	(126)	(125)
Net loss	(27,156)	(19,888)
Unrealized gain (loss) on available for sale securities	(52)	226
Comprehensive loss	$(27,208)	$(19,662)
Net loss attributable to common stockholders (Note 13):
Basic and Diluted	$(27,156)	$(19,888)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.94)	$(0.71)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and Diluted	28,808,195	28,005,611
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,156)	$(19,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	357	344
Amortization of premium on investment	194	456
Change in fair value of derivative liability associated with Medicis settlement	60	14
Stock-based compensation expense	3,155	2,977
Effective interest on financing obligations	83	112
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,144)	(301)
Other non-current assets	69	—
Accounts payable	1,135	552
Accruals and other liabilities	2,055	54
Net cash used in operating activities	(21,192)	(15,680)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(296)	(690)
Proceeds from maturities of investments	7,750	15,050
Proceeds from sales of investments	—	1,000
Purchases of investments	(36,028)	(159,754)
Net cash used in investing activities	(28,574)	(144,394)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of at-the-market offering commissions	26,217	—
Principal payments made on financing obligations	(944)	(851)
Net settlement of restricted stock awards to settle employee taxes	(277)	(224)
Proceeds from the exercise of stock options and employee stock purchase plan	210	509
Payment of registration statement costs	(205)	(37)
Net cash provided by (used in) financing activities	25,001	(603)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(24,765)	(160,677)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	64,082	202,050
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	39,317	41,373
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	110	203

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	882	147
Deferred at-the-market offering costs	78	179
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage biotechnology company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, formulated with its patented and proprietary peptide technology, to address unmet needs in large and growing neurotoxin markets. The Company's proprietary peptide technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical Gel, or RT001 topical. The Company is pursuing clinical development for RT002 injectable in a broad spectrum of aesthetic and therapeutic indications and is planning to conduct additional preclinical development for RT001 topical. The Company holds worldwide rights to RT002 injectable, RT001 topical and the pharmaceutical uses of its proprietary peptide technology.
Since commencing operations in 2002, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetics and therapeutic pharmaceutical markets, recruiting personnel and raising capital, and preclinical and clinical development of, and manufacturing development for, RT002 injectable and RT001 topical. The Company has never been profitable and has not yet commenced commercial operations.
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. For the three months ended March 31, 2017, the Company had a net loss of $27.2 million and used $21.2 million of cash for operating activities during the three months ended March 31, 2017. As of March 31, 2017, the Company had a working capital surplus of $173.4 million and an accumulated deficit of $448.7 million. The Company has funded its operations since inception primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of March 31, 2017, the Company had capital resources consisting of cash, cash equivalents, and investments of $188.6 million. The Company believes that its existing cash, cash equivalents and investments will allow the Company to fund its operations through at least the next 12 months following the filing of this Form 10-Q.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for the interim periods covered and the Condensed Consolidated Balance Sheets of the Company at the date of the balance sheets. The Condensed Consolidated Balance Sheet for the year ended December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or US GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2017, or any other future period.
The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2017.
The Condensed Consolidated Financial Statements of the Company include the Company’s accounts and those of the Company’s wholly-owned subsidiary and have been prepared in conformity with US GAAP. The Company operates in one segment and there were no intercompany transactions to be eliminated during consolidation.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At-The-Market Offering
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen, the Company's sales agent. Sales of common stock through Cowen under the 2016 ATM agreement will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM agreement. In 2017, the Company sold and completed a placement of 1,413,051 shares of its common stock under the 2016 ATM Agreement at a weighted average price of $21.23 per share resulting in net proceeds of $28.6 million, after commissions and other offering expenses. The placement was substantially completed during the three months ended March 31, 2017, in which the Company sold 1,272,437 shares of its common stock under the 2016 ATM Agreement at a weighted average price of $21.24 per share resulting in net proceeds of $25.7 million, which was comprised of gross proceeds after commissions of $26.2 million net of offering expenses of $0.5 million of which $0.2 million was paid in 2016 and $0.1 million remained unpaid as of March 31, 2017.

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2017, except as described below.

Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such management estimates include accruals, stock-based compensation, the fair value of derivative liability, impairment of long-lived assets, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.

Recently Adopted Accounting Pronouncements

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As of January 1, 2017, the Company adopted ASU 2016-09 on a modified retrospective basis for the income statement impact of forfeitures and income taxes. Accordingly, the Company recognized a cumulative charge of less than $0.1 million to the Company's Accumulated Deficit balance as of January 1, 2017 from a change in the forfeiture rate methodology to account for forfeitures as they occur. The Company also adopted the accounting methodology related to stock-based compensation for deferred tax assets and liabilities balances; however, given the Company has a full valuation allowance, it did not have a material impact on the Company's Consolidated Financial Statements. The new guidance had no impact to classification on the Condensed Consolidated Statements of Cash Flows.

On November 18, 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statements of Cash Flows (Topic 230), which requires restricted cash to be included in the beginning-of-period and end-of-period totals with cash and cash equivalents. The Company early adopted this amendment as of December 31, 2016. The adoption of this standard required the

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Company to reclassify its restricted cash balances from investing activities to the cash and cash equivalents section of the Condensed Consolidated Statements of Cash Flows for all periods presented.
Recent Accounting Pronouncements

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02 Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

On January 5, 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The updated standard is effective for fiscal years, and interim periods, beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

3. In-Process Research and Development

On June 2, 2016, the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement"). Under the BTRX Purchase Agreement, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX. In exchange, the Company agreed to an upfront expenditure of $2.0 million of which $1.8 million was paid immediately with the remaining $0.2 million due and payable over the next two years. The Company also agreed to pay up to an additional $16.0 million in aggregate upon satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events (the "BTRX milestone payments"). As of March 31, 2017, the Company did not record a liability in connection with the BTRX milestone payments. The Company accrues for milestones when it is probable that a contractual milestone will be met.

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
4. Medicis Settlement
In July 2009, the Company and Medicis Pharmaceutical Corporation, or Medicis, entered into a license agreement granting Medicis worldwide aesthetic and dermatological rights to the Company’s investigational botulinum toxin type A product candidates. In October 2012, the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT002 injectable and RT001 topical from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a proceeds sharing arrangement payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in 2013 and $7.1 million in 2014, and (iii) $4.0 million to be paid upon the achievement of regulatory approval for RT002 injectable or RT001 topical by the Company, or Product Approval Payment. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012.

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
As of March 31, 2017, the Company determined the fair value of its liability for the Product Approval Payment was $2.1 million, which was measured by assuming a term of 3.25 years, a risk-free rate of 1.55% and a credit risk adjustment of 8.00%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2020. The Company did not make any payments under the Product Approval Payment during three months ended March 31, 2017.
5. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds, U.S. treasury securities, and U.S. government agency obligations, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	March 31, 2017				December 31, 2016
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$31,503	$—	$—	$31,503	$60,639	$—	$—	$60,639
U.S. treasury securities	117,253	2	(65)	117,190	81,103	4	(28)	81,079
U.S. government agency obligations	33,248	—	(34)	33,214	40,968	1	(22)	40,947
Total cash equivalents and available-for-sale securities	$182,004	$2	$(99)	$181,907	$182,710	$5	$(50)	$182,665

Classified as:
Cash equivalents				$31,503				$60,639
Short-term investments				150,404				122,026
Long-term investments				—				—
Total cash equivalents and available-for-sale securities				$181,907				$182,665

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of March 31, 2017 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. As of March 31, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

The following table classifies our marketable securities by contractual maturities (in thousands):

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	March 31, 2017	December 31, 2016
Due within one year	$150,404	$122,026
Due between one and two years	—	—
Total	$150,404	$122,026

Related Party Transactions

Of the Company's total cash, cash equivalents, and short-term investments of $188.6 million and $185.5 million as of March 31, 2017 and December 31, 2016, respectively, the Company held cash equivalents and short-term investments with a total fair value of $85.1 million and $86.0 million, respectively, in an investment account with a related party, J.P. Morgan Securities LLC. As of March 31, 2017, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held approximately 3.5 million shares of the Company's common stock, which represents approximately 11.7% of the Company's outstanding common stock. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA.

6. Fair Value Measurements
The Company determines the fair value of certain financial assets and liabilities using three levels of inputs as follows:

•	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of March 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$31,503	$31,503	$—	$—
U.S. treasury securities	117,190	117,190	—	—
U.S. government agency obligations	33,214	—	33,214	—
Total assets measured at fair value	$181,907	$148,693	$33,214	$—

Liabilities
Derivative liability associated with the Medicis settlement	$2,082	$—	$—	$2,082
Total liabilities measured at fair value	$2,082	$—	$—	$2,082

	As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$60,639	$60,639	$—	$—
U.S. treasury securities	81,079	81,079	—	—
U.S. government agency obligations	40,947	—	40,947	—
Total assets measured at fair value	$182,665	$141,718	$40,947	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$2,022	$—	$—	$2,022
Total liabilities measured at fair value	$2,022	$—	$—	$2,022

The fair value of the U.S. government agency obligations is estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the three months ended March 31, 2017 and the year ended December 31, 2016.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2016	$2,022
Change in fair value	60
Fair value as of March 31, 2017	$2,082

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
7. Notes Payable and Financing Obligations
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
As of March 31, 2017, the aggregate total future minimum lease payments under the financing obligations were as follows (in thousands):

Year Ending December 31,
2017	$2,881
2018	949
Total payments	$3,830
8. Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of effective interest recognized on the financing obligations.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense
Cash related interest expense (1)	$110	$203
Non-cash effective interest expense	83	112
Total interest expense	$193	$315

(1)	Cash related interest expense includes interest payments on the Essex Notes.

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
Rent expense was $1.3 million for each of the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2017	$4,051
2018	5,578
2019	5,763
2020	5,947
2021 and thereafter	20,644
Total payments	$41,983
Other Milestone-Based Commitments

The Company has one remaining obligation to make a future milestone payment to List Laboratories that becomes due and payable on the achievement of a certain regulatory milestone. The Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.  The Company also has one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc., which acquired Medicis in December 2012, upon the achievement of regulatory approval for RT002 injectable or RT001 topical (Note 4).

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
Purchase Commitments

On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in seven years, unless terminated sooner by either party. In accordance with the Services Agreement, the Company is obligated to make minimum purchases based on its production forecasts. Subsequent to March 31, 2017, the Company is obligated under the terms of this arrangement to make an advance payment of $0.9 million. The remaining costs are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. As of May 2015, the Company became subject to a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the June 2014 follow-on public offering, and the investment banking firms that acted as the underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 topical clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of its drug candidate, RT001 topical, for the treatment of crow's feet at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased common stock in the follow-on public offering and seeks unspecified monetary damages and other relief. On October 31, 2016, the parties executed a stipulation of settlement ("the Stipulation"). Under the Stipulation, in exchange for a release of all claims by the plaintiff class, the Company has agreed to settle the litigation. The Stipulation maintains that the defendants, including the Company, deny all wrongdoing and liability related to the litigation. Plaintiff’s counsel filed a motion for preliminary approval of the settlement on November 11, 2016 and hearing regarding preliminary approval was set for January 6, 2017. On January 6, 2017, the Superior Court for the County of Santa Clara (the "Court") issued an order (the “Order”) preliminarily approving the settlement proposed in the Stipulation by and among the plaintiff class and all named defendants in the Action, including the Company ("the Settlement"), and directing that notice of the proposed settlement be given to all members of the plaintiff class. The Court scheduled a hearing (“Settlement Fairness Hearing”) on May 19, 2017 to, among other things, make a final determination whether the Settlement is fair, reasonable and adequate and should be approved by the Court. The Stipulation and the Settlement remain subject to approval by the Court and certain other conditions.

The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As a result of the Settlement, proposed in the Stipulation, the Company has accrued for a loss contingency and recorded an undiscounted liability of $6.4 million, which is included in Accruals and other current liabilities on the Consolidated Balance Sheet. The Company also recorded an undiscounted insurance recovery asset of $5.9 million within Prepaid expenses and other current assets on its Consolidated Balance Sheet. In January 2017, the Company paid $0.5 million, which was recorded in restricted cash on the Condensed Consolidated Balance Sheet, and its insurance company paid $5.9 million, both of which will be held in an escrow account until finalization of the settlement.

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
10. Convertible Preferred Stock
As of March 31, 2017 and December 31, 2016, the Company had 5,000,000 shares of convertible preferred stock with a par value of $0.001 per share authorized and no preferred stock issued and outstanding.
11. Warrants

As of March 31, 2017 and December 31, 2016, the Company had outstanding warrants to purchase 61,595 shares of common stock.

12. Stock Option Plan
2014 Equity Incentive Plan and 2014 Inducement Plan
On January 1, 2017, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2016, or 1,145,958 shares. During the three months ended March 31, 2017, the Company granted stock options for 581,125 shares of common stock and 220,425 restricted stock awards under the 2014 EIP. As of March 31, 2017, there were 1,123,720 shares available for issuance under the 2014 EIP.
During the three months ended March 31, 2017, there were no stock options or restricted stock awards granted under the 2014 Inducement Plan (the "2014 IN"). As of March 31, 2017, there were 417,087 shares available for issuance under the 2014 IN. The grant-date fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	6.0	6.0
Expected volatility	68.4%	61.1%
Risk-free interest rate	2.1%	1.4%
Expected dividend rate	—%	—%
Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company's stock price as quoted by the NASDAQ.

Expected Term. The expected term for employees and non-employee directors is based on the simplified method, as the Company’s stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and the Company has a limited history of exercise data. The expected term for non-employee consultants is based on the remaining contractual term.
Expected Volatility. As of January 1, 2017, the expected volatility is based on the historical volatility of a group of similar entities combined with the historical volatility of the Company, whereas prior to 2017, the expected volatility was based solely on the historical volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, capital structure, and size.
Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity rates with remaining terms similar to the expected term of the options.
Expected Dividend Rate. The Company has never paid dividends and does not plan to pay dividends in the foreseeable future, and therefore used an expected dividend rate of zero percent in the valuation model.
Forfeitures. As of January 1, 2017, the Company adopted the forfeiture rate methodology change in accordance with ASC 2016-09 to account for forfeitures as they occur (Note 2). Prior to the adoption of ASC 2016-09, the Company was required to estimate forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. The Company used historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that were expected to vest. To the extent actual forfeitures differed from the estimates, the difference was recorded as a cumulative adjustment in the period that the estimates were revised.
There were no stock options outstanding or granted to non-employee consultants as of and during the three months ended March 31, 2017. The fair value of the stock options granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2016
Expected term (in years)	7.7
Expected volatility	73.4%
Risk-free interest rate	1.6%
Expected dividend rate	—%

2014 Employee Stock Purchase Plan
On January 1, 2017, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s common stock outstanding on December 31, 2016, or 286,489 shares. As of March 31, 2017, there were 944,969 shares available for issuance under the 2014 ESPP.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	0.5	0.5
Expected volatility	72.4%	50.9%
Risk-free interest rate	0.7%	0.5%
Expected dividend rate	—%	—%
Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company’s stock price.
Expected Term. The expected term is based on the term of the purchase period under the 2014 ESPP.
Expected Volatility. As of January 1, 2017 the expected volatility is based on the historical volatility of the Company's common stock. Prior to January 1, 2017, the expected volatility was based on volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, capital structure, and size.
Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity rates with remaining terms similar to the expected term.
Expected Dividend Rate. The Company has never paid dividends and does not plan to pay dividends in the foreseeable future, and therefore used an expected dividend rate of zero percent in the valuation model.

Total Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, and ESPP for employees, non-employee directors, and non-employee consultants was allocated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$1,304	$1,404
General and administrative	1,851	1,573
Total stock based compensation expense	$3,155	$2,977
13. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2017 and 2016 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders, basic and diluted	$(27,156)	$(19,888)
Net loss per share attributable to common stockholders, basic and diluted	$(0.94)	$(0.71)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,808,195	28,005,611

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been antidilutive:

	As of March 31,
	2017	2016
Outstanding common stock options	3,294,040	2,900,675
Outstanding common stock warrants	61,595	61,595
Unvested restricted stock awards	555,723	426,117
Shares expected to be purchased on June 30 under the 2014 ESPP	15,159	9,034

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this Quarterly Report on this Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017. The words “believe,” “will,” “may,” "would," “estimate,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within meaning of the Private Securities Litigation Reform Act of 1995.

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

•	our expectations regarding our future development of RT002 injectable and RT001 topical for other indications;

•	our expectations regarding the development of future product candidates;

•	the potential for commercialization by us of RT002 injectable, if approved;

•	our expectations regarding the potential market size, opportunity and growth potential for RT002 injectable and RT001 topical, if approved for commercial use;

•	our belief that RT002 injectable and RT001 topical can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•	our ability to manufacture in our facility and to scale up our manufacturing capabilities and those of our current and future third-party manufacturers if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, and strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, formulated with our patented and proprietary peptide technology, to address unmet needs in large and growing neurotoxin markets. Our proprietary peptide technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical Gel (RT001), or RT001 topical. We are pursuing clinical development for RT002 injectable in a broad spectrum of aesthetic and therapeutic indications and are planning to conduct additional preclinical development for RT001 topical. Neither formulation of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights to RT002 injectable and RT001 topical, and the pharmaceutical uses of our proprietary peptide technology.
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
DaxibotulinumtoxinA for Injection (RT002, or RT002 Injectable)
We believe RT002 injectable may provide targeted delivery of botulinum toxin to intended treatment sites. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and may result in high response rates and long duration of effect. We are initially focusing on developing RT002 for the treatment of glabellar lines, cervical dystonia, and plantar fasciitis.
Glabellar Lines

Glabellar or frown lines are the result of the gathering of the tissue between the eyebrows into a fold. They are caused by the repeated action of underlying muscles associated with facial expression. Years of squinting and frowning tend to leave deep wrinkles in the skin between the eyebrows and on the bridge of the nose, across the forehead and at the corners of the eyes. On many people, frown lines produce an angry or sad look that detracts from a pleasant facial appearance. Physical, emotional and social reasons for treating frown lines and forehead furrows include improved appearance and enhanced self-esteem.

We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials (SAKURA 1 and SAKURA 2). We expect to report topline results from those trials in the fourth quarter of 2017. Assuming successful completion of our SAKURA Phase 3 program, we plan to file marketing applications in the United States, European Union and Canada followed by submissions in certain Latin American and Asian countries. If approved, we believe RT002 injectable has the potential to address significant unmet needs in these markets.

In October 2015, we reported results from BELMONT, a Phase 2 active comparator, placebo-controlled clinical trial for the treatment of glabellar lines against the market leader BOTOX® Cosmetic. The 24-week results from the trial showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated.
Cervical Dystonia
We have also been developing RT002 for the treatment of cervical dystonia, a muscle movement disorder. Muscle movement disorders, such as cervical dystonia, are neurological conditions that affect a person's ability to control muscle activity in one or more areas of the body. In September 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study is evaluating the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia. The trial enrolled 37 subjects and is following three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units. In December 2016, we announced positive interim results from the Phase 2 trial. The interim data showed that RT002 injectable appeared to be generally safe and well-tolerated, demonstrated a median duration of greater than 24 weeks for the first cohort, and displayed clinically significant impact on cervical dystonia signs and symptoms. We plan to share 24-week results from all 3 cohorts in the second quarter of 2017.
Plantar Fasciitis
We are also developing RT002 for the treatment of plantar fasciitis. Plantar fasciitis is a painful affliction caused by inflammation of the ligament running along the bottom of the foot and is the most common cause of heel pain for patients who visit podiatrists and orthopedic foot and ankle surgeons. In 2016, we initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. In April 2017, we expanded our plantar fasciitis Phase 2 program from a single-site to a multi-center study with protocol updates. This study is expected to enroll approximately 60 subjects in the United States, and the primary efficacy endpoint is the reduction in the visual analog scale (VAS) for pain in the foot. Subjects will be followed for 16 weeks following treatment. Topline results from this study are expected in the fourth quarter of 2017.
DaxibotulinumtoxinA Topical Gel (RT001 or RT001 Topical)
RT001 topical is a topical gel formulation of botulinum toxin type A in a proprietary single-use applicator. The botulinum toxin in RT001 topical blocks neuromuscular transmission by binding to receptor sites on motor or sympathetic nerve terminals, entering the nerve terminals and inhibiting the release of specific neurotransmitters. RT001 topical is designed to provide treatment with no needles, no downtime, no bruising and no pain.
We plan to study RT001 topical in a preclinical setting for therapeutic and aesthetic applications where topical administration of botulinum toxin provides a meaningful advantage over injection. In accordance with international guidelines and in consultation with the FDA, we previously conducted a nonclinical development program for RT001 topical. The program included preclinical efficacy, safety bioavailability and single and repeat dose toxicity studies of RT001 topical, including chronic studies of up to nine months' duration. Genotoxicity, local tolerance and formulation bridging studies were also conducted, along with reproductive toxicity testing. Together, these studies supported prior and possible future clinical development of RT001 topical.

Based on the results of additional preclinical studies, we will determine further development of indications for RT001 topical, such as hyperhidrosis, neuropsychiatric disorders, and chronic inflammatory diseases.
Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period.

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	—%
Our total revenue for the three months ended March 31, 2017 remained unchanged, compared to the same period in 2016, due to minimum royalty payment obligations pursuant to the Relastin royalty agreement. In August 2011, we entered into an agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. In accordance with the agreement, we expect to receive royalties equal to at least $0.3 million per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based on sales of Relastin if greater than the minimum royalty requirements for a period up to fifteen years from the date of the agreement; however, the royalty agreement could be terminated with 90 days' notice with the rights to the Relastin line reverting back to us. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015; however, as of March 31, 2017, reversion of the Relastin intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $75,000 for each of the three months ended March 31, 2017 and 2016 as set forth in the Relastin royalty agreement.
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
Research and development (inclusive of stock-based compensation noted below)	$19,409	$12,364	57%
Stock-based compensation	1,304	1,404	(7)%
Research and development expenses for the three months ended March 31, 2017 increased by 57%, compared to the same period in 2016, primarily due to our SAKURA 1 and 2 Phase 3 pivotal trials of RT002 injectable. We expect our R&D expenditures to continue to increase in the near term to initiate and complete clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense. We expense both internal and external research and development expenses as they are incurred.

Stock-based compensation for research and development decreased for the periods presented primarily due to employee turnover.
General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
General and administrative expenses (inclusive of stock-based compensation noted below)	7,754	7,455	4%
Stock-based compensation	1,851	1,573	18%
General and administrative expenses for the three months ended March 31, 2017 increased by 4%, compared to the same period in 2016, primarily due to increased costs related to personnel, offset by a decrease in marketing expenses.

Stock-based compensation for general and administration increased for the periods presented primarily due to an increase in employee headcount, grants to existing employees, and higher stock valuations in 2017.
Total Operating Expenses
Total operating expenses for the three months ended March 31, 2017 and 2016, were $27.2 million and $19.8 million, respectively. Total operating expenses include non-cash stock-based compensation and depreciation expenses. Stock-based compensation was $3.2 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively. Depreciation expense was $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Net Non-Operating Expenses
Interest Income
Interest income consists primarily of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. Interest income for the three months ended March 31, 2017 is consistent in comparison to the same period last year.
Interest Expense
Interest expense, includes cash and non-cash components with the non-cash components consisting of effective interest recognized on the financing obligations.
The interest expense by cash and non-cash components is as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$110	$203	(46)%
Non-cash effective interest expense	$83	$112	(26)%
Total interest expense	$193	$315	(39)%

(1)	Cash related interest expense included interest payments on the Essex Notes.
Interest expense for the three months ended March 31, 2017 decreased by 39%, compared to the same period in 2016, primarily due to the decreasing interest on the equipment lease with Essex Capital as the leases approach maturity.

Change in Fair Value of Derivative Liability Associated with the Medicis Settlement
The Product Approval Payment associated with the Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability is remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid. The loss recorded during the three months ended March 31, 2017 reflects an increase to the valuation of the derivative liability based on assumptions related to the development of RT002 injectable for glabellar lines.
Total Net Non-Operating Expenses
The total net non-operating expenses is as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
Interest income	$311	$310	—%
Interest expense	(193)	(315)	(39)%
Change in fair value of derivative liability associated with the Medicis settlement	(60)	(14)	329%
Other expense, net	(126)	(125)	1%
Total net non-operating expenses	$(68)	$(144)	(53)%

Our total net non-operating expense for the three months ended March 31, 2017 decreased by 53%, compared to the same period in 2016, primarily due to a decrease in interest expense, as described above, and the change in fair value of the derivative liability associated with the Medicis settlement.
Liquidity and Capital Resources
Through March 31, 2017, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. On March 7, 2016, we entered into an At-The-Market sales agreement, or the 2016 ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. In 2017, we sold and completed a placement of 1,413,051 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $21.23 per share resulting in net proceeds of $28.6 million, after commissions and other offering expenses.

We have never been profitable and, as of March 31, 2017, had an accumulated deficit of $448.7 million. We incurred net losses of $27.2 million and $19.9 million in the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had cash, cash equivalents, and investments of $188.6 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.
Cash Flows
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(21,192)	$(15,680)
Net cash used in investing activities	(28,574)	(144,394)
Net cash provided by (used in) financing activities	25,001	(603)

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

Cash used in operating activities of $21.2 million during the three months ended March 31, 2017 resulted primarily from our net loss of $27.2 million offset by stock-based compensation expense of $3.2 million, depreciation expense of $0.4 million, amortization on investment premiums of $0.2 million, and other adjustments of $0.1 million. The increase in our net operating assets and liabilities by $2.1 million was primarily due to an increase in accounts payable, accruals and other current liabilities, and non-current assets by $3.3 million offset by decreases in prepaid and other currents assets by $1.2 million.

Cash used in operating activities of $15.7 million during the three months ended March 31, 2016 resulted primarily from our net loss of $19.9 million, offset by stock-based compensation expense of $3.0 million, amortization on investment premiums of $0.5 million, depreciation expense of $0.3 million, and other adjustments of $0.1 million. The increase in our net operating assets and liabilities by $0.3 million was primarily due to an increase in accounts payable and accruals and other current liabilities by $0.6 million offset by decreases in prepaid and other currents assets by $0.3 million.
Cash Flows from Investing Activities
Cash used in investing activities was $28.6 million for the three months ended March 31, 2017 consisting of $36.0 million for purchases of investments and purchases of property and equipment of $0.3 million offset by maturities of short-term investments of $7.8 million.

Cash used in investing activities was $144.4 million for the three months ended March 31, 2016 consisting of $159.8 million for purchases of investments and purchases of property and equipment of $0.7 million offset by sales and maturities of short-term investments of $16.1 million.

Cash Flows from Financing Activities
Cash provided by financing activities was $25.0 million for the three months ended March 31, 2017 comprised of proceeds from issuance of common stock, net of commissions of $26.2 million, proceeds from the exercise of stock options and ESPP purchases of $0.2 million offset by principal payments on our financing obligations of $0.9 million and other adjustments of $0.5 million.

Cash used in financing activities was $0.6 million for the three months ended March 31, 2016 comprised of proceeds from the exercise of stock options of $0.5 million offset by principal payments on our financing obligations of $0.9 million and net settlement of restricted stock awards to settle employee tax obligations of $0.2 million.
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term to initiate and complete clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications. We believe that our existing capital resources, the net proceeds from our IPO, net proceeds from our follow-on public offerings, and net proceeds from our at-the-market offerings will be sufficient to fund our operations for at least the next 12 months following the filing of this Form 10-Q. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to delay or terminate clinical trials or other development activities for RT002 injectable, RT001 topical, and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

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
We have not generated product revenue from RT002 injectable or RT001 topical and we do not know when, or if, we will generate such revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize RT002 injectable or RT001 topical. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.
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

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017, except as described in Footnote 2 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Our future minimum contractual commitments have not changed materially from the amounts previously reported, except as described below.
On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in seven years, unless terminated sooner by either party. In accordance with the Services Agreement, the Company is obligated to make minimum purchases based on its production forecasts. Subsequent to March 31, 2017, the Company is obligated under the terms of this arrangement to make an advance payment of $0.9 million. The remaining costs are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.

Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $188.6 million and $185.5 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency and treasury obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three months ended March 31, 2017 and 2016, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. As of May 2015, the Company became subject to a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the June 2014 follow-on public offering, and the investment banking firms that acted as the underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 topical clinical program and made false and misleading statements regarding the formulation, manufacturing and efficacy of its drug candidate, RT001 topical, for the treatment of crow's feet at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased common stock in the follow-on public offering and seeks unspecified monetary damages and other relief. On November 6, 2016, the action was transferred to the Superior Court for the County of Santa Clara (the "Court") and assigned the following case number, 15-CV-287794. On October 31, 2016, the parties executed a stipulation of settlement (the "Stipulation"), pursuant to which, in exchange for a release of all claims by the plaintiff class, the Company has agreed to settle the litigation for $6.4 million in cash, of which the Company expects $5.9 million to be covered by its insurance policies. The Stipulation maintains that the defendants, including the Company, deny all wrongdoing and liability related to the litigation.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We have invested substantial efforts and financial resources in the research and development of RT002 injectable. We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program. We expect to report topline results from those trials in the fourth quarter of 2017. In October 2015, we reported results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. The 24-week data from the trial showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. These results may not be indicative of results from future trials.
In September 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study is evaluating the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia. The trial enrolled 37 subjects and is following three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units. In December 2016, we announced positive interim results from the Phase 2 trial. The interim data showed that RT002 injectable appeared to be generally safe and well-tolerated, demonstrated median duration of greater than 24 weeks for the first cohort, and displayed clinically significant impact on cervical dystonia signs and symptoms. We plan to share 24-week results from all 3 cohorts in the second quarter of 2017.

In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. In April 2017, we expanded our plantar fasciitis Phase 2 program from a single-site to a multi-center study with protocol updates. This study is expected to enroll approximately 60 subjects in the United States, and the primary efficacy endpoint is the reduction in the visual analog scale (VAS) for pain in the foot. Subjects will be followed for 16 weeks following treatment. Topline results from this study are expected in the fourth quarter of 2017.
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
Specifically, we completed RT001 topical clinical trials for the treatment of lateral canthal lines (crow’s feet) and primary axillary hyperhidrosis.  We discontinued clinical development of RT001 topical for the treatment of crow’s feet and hyperhidrosis in 2016 following the results from our REALISE 1 Phase 3 clinical trial. The trial, designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet, did not achieve its co-primary or other endpoints.
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates. Based on discussion with the FDA at a Pre-Phase 3 meeting in the second quarter of 2016 and the minutes received following the meeting, we submitted an IND in the United States and initiated subject dosing in Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in 2016. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program. We also plan to move forward with studies required for submission of a BLA. Such studies may increase the time, expense and uncertainty of our RT002 injectable development program, including, for example, because results of such studies may indicate to us a further need to refine the RT002 injectable product candidate.
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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates RT002 injectable and RT001 topical. In particular, our clinical programs for RT002 injectable and RT001 topical will require substantial additional funds to complete. We have recorded net losses of $27.2 million and $19.9 million for the three months ended March 31, 2017 and 2016, respectively, had an accumulated deficit through March 31, 2017 of $448.7 million and had a working capital surplus of $173.4 million as of March 31, 2017, primarily as a result of our IPO, June 2014 and November 2015 follow-on public offerings, and At-The-Market, or ATM, offerings in 2015 and 2017. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of March 31, 2017, we had capital resources consisting of cash, cash equivalents, and investments of $188.6 million. We raised aggregate net proceeds of $98.6 million in our IPO in February 2014, aggregate net proceeds of $131.3 million and $126.2 million in our follow-on public offerings in June 2014 and November 2015, respectively. In addition, we raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016. On March 7, 2016, we entered into the 2016 ATM Agreement with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. In 2017, we sold and completed a placement of 1,413,051 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $21.23 per share resulting in net proceeds of $28.6 million, after commissions and other offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, RT001 topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable and any future product candidates.
We believe that our existing cash, cash equivalents, and investments including the net proceeds from our IPO, follow-on public offerings, and ATM offerings will allow us to fund our operations for at least 12 months following the filing of this Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
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
We currently make our RT002 injectable clinical drug product exclusively in one internal manufacturing facility. We plan to utilize internal and external facilities, including through one or more third-party contractors, in the future to support commercial production if our product candidates are approved. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.*
We currently manufacture our own clinical drug product to support RT002 injectable in one internal manufacturing facility. In March 2017, we entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement, or the Services Agreement, with Ajinomoto Althea, Inc., or Althea, a contract development and manufacturing organization. Under the Services Agreement, Althea will provide us commercial fill/finish services and will serve as a second source of manufacturing for RT002 injectable. We plan to utilize our internal and external Althea facility to support commercial production of RT002 injectable, if approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
We constructed a large capacity fill/finish line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. During the year ended December 31, 2016 we recorded a loss on impairment of $9.1 million related to certain components of the RT001 topical fill/finish line and other long-lived assets. There was no loss on impairment during the three months ended March 31, 2017. As of March 31, 2017, the fill/finish line had a net book value of $5.1 million. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.*
We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or RT001 topical. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $27.2 million and $19.9 million for the three months ended March 31, 2017 and 2016, respectively, had an accumulated deficit through March 31, 2017 of $448.7 million and had a working capital surplus of $173.4 million as of March 31, 2017, primarily as a result of our February 2014 IPO, June 2014 and November 2015 follow-on public offerings, and 2015 ATM offering and 2016 ATM offering. The net proceeds from the sale of the shares in our IPO, June 2014 follow-on public offering, November 2015 follow-on public offering, and ATM offerings in 2015 and 2017, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offerings, were approximately $98.6 million, $131.3 million, $126.2 million, $10.0 million, and $28.6 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
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

We have no experience manufacturing our product candidates at full commercial scale. If our product candidates are approved, we will face certain risks associated with scaling up our manufacturing capabilities to support commercial production.*
We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of the drug product at this facility that we use for research and development purposes and clinical trials. We do not have experience in manufacturing our product candidates at commercial scale. If our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into relationships with third party manufacturers. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.
We currently contract with third-party manufacturers for certain components and services necessary to produce RT002 injectable and expect to continue to do so to support further clinical trials and commercial scale production if RT002 injectable is approved. This increases the risk that we will not have sufficient quantities of RT002 injectable or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*
We currently rely on third-party manufacturers for certain components such as bulk peptide and services such as fill/finish services, necessary to produce RT002 injectable for our clinical trials, and we expect to continue to rely on these or other manufacturers to support our commercial requirements if RT002 injectable is approved. In particular, in March 2017, we entered into the Services Agreement with Althea, a contract development and manufacturing organization to provide us commercial fill/finish services and a second source of manufacturing for RT002 injectable. We plan to utilize our internal and external Althea facility to support commercial production of RT002 injectable, if approved. Some of our contracts with our manufacturers contain minimum order and pricing provisions and provide for early termination based on regulatory approval milestones.

Reliance on third-party manufacturers entails additional risks, including the reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third- party manufacturers may not be able to comply with cGMP or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of RT002 injectable, or any other product candidates or products that we may develop. Any failure or refusal to supply the components or services for RT002 injectable or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.

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
We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*
Our corporate headquarters and other facilities, including our internal manufacturing facility, are located in the San Francisco Bay Area, which has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
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

We currently rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize RT002 injectable or any future product candidates. *
We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs and clinical data management organizations, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs and good laboratory practices or GLPs, for conducting, monitoring, recording and reporting the results of clinical and preclinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.
In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days’ prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties or consultants conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCP, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. We may be unable to recover unused funds from these third-parties. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for, and will not be able to, or may be delayed in our efforts to, successfully commercialize the product candidate being tested in such trials.
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
Our ability to commercialize RT002 injectable or any future product candidates for therapeutic indications such as cervical dystonia or plantar fasciitis will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for RT002 injectable or any future product candidates, or we may be required to sell them at a discount.
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
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization and we may experience difficulties in managing this growth.*
As of March 31, 2017, we had 119 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop RT002 injectable, RT001 topical, or any future product candidates, conduct our clinical trials and commercialize RT002 injectable, RT001 topical, or any future products we develop. *
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer and Chief Business Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of RT002 injectable, RT001 topical, or any future products we develop.

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
Risks Related to Our Intellectual Property
If our efforts to protect our intellectual property related to RT002 injectable, RT001 topical, or any future product candidates are not adequate, we may not be able to compete effectively in our market. *
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to RT002 injectable, RT001 topical, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position in our market.
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
As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product based on our current or future indications, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.
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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of RT002 injectable, RT001 topical, or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.*
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products, as discussed in more detail in the risk factors in Part II, Item 1A of our Annual Report on Form 10-K entitled "We may be unable to obtain regulatory approval for RT002 injectable, RT001 topical, or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations." Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of RT002 injectable, RT001 topical, or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:

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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 7, 2016, we entered into an ATM agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. In 2017, we sold and completed a placement of 1,413,051 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $21.23 per share resulting in net proceeds of $28.6 million, after commissions and other offering expenses.
If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.
On October 16, 2015, we filed a shelf registration statement on Form S-3, registering the resale of the 8,414,711 shares held by certain selling stockholders identified therein. The shares covered thereby may be offered from time to time by the selling stockholders. As of March 31, 2017, these selling stockholders and certain other holders are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to the Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among our company and certain stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of March 31, 2017, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 76.9% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
January 1 through January 31, 2017	6,807	$19.44	—	—
February 1 through February 28, 2017	109	21.15	—	—
March 1 through March 31, 2017	7,341	19.40	—	—
Total	14,257	$19.43	—	—

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

REVANCE THERAPEUTICS, INC.

Date: May 9, 2017	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Chief Business Officer (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1*	Revance Therapeutics, Inc. Second Amended and Restated Executive Severance Benefit Plan	10-K	001-36297	10.24	February 28, 2017
10.2*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy					X
10.3*	Revance Therapeutics, Inc. 2017 Management Bonus Plan	10-K	001-36297	10.26	February 28, 2017
10.4+	Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated March 14, 2017 between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
+ Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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