Form 10-Q
period 2017-06-30
Revance Therapeutics, Inc.
filed 2017-08-04
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 27, 2017: 30,819,189

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,693	$63,502
Short-term investments	111,852	122,026
Restricted cash, current portion	502	—
Prepaid expenses and other current assets	8,306	7,167
Total current assets	174,353	192,695
Property and equipment, net	11,255	10,585
Restricted cash, net of current portion	580	580
Other non-current assets	888	500
TOTAL ASSETS	$187,076	$204,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,079	$3,754
Accruals and other current liabilities	14,347	12,418
Financing obligations, current portion	3,550	3,475
Total current liabilities	21,976	19,647
Financing obligations, net of current portion	—	1,872
Derivative liability associated with Medicis settlement	2,189	2,022
Deferred rent	3,497	3,648
Other non-current liabilities	—	100
TOTAL LIABILITIES	27,662	27,289
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of June 30, 2017 and December 31, 2016; 30,416,028 and 28,648,954 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	635,108	598,630
Accumulated other comprehensive loss	(114)	(45)
Accumulated deficit	(475,610)	(421,543)
TOTAL STOCKHOLDERS’ EQUITY	159,414	177,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,076	$204,360
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$75	$75	$150	$150
Operating expenses:
Research and development	18,307	15,192	37,714	27,556
General and administrative	8,609	7,018	16,363	14,473
Loss on impairment	—	1,949	—	1,949
Total operating expenses	26,916	24,159	54,077	43,978
Loss from operations	(26,841)	(24,084)	(53,927)	(43,828)
Interest income	347	324	658	635
Interest expense	(141)	(286)	(335)	(601)
Change in fair value of derivative liability associated with Medicis settlement	(107)	(413)	(167)	(428)
Other expense, net	(132)	(143)	(258)	(268)
Net loss	(26,874)	(24,602)	(54,029)	(44,490)
Unrealized gain (loss) on available for sale securities	(17)	(38)	(69)	188
Comprehensive loss	$(26,891)	$(24,640)	$(54,098)	$(44,302)
Net loss attributable to common stockholders:
Basic and Diluted	$(26,874)	$(24,602)	$(54,029)	$(44,490)
Net loss per share attributable to common stockholders (Note 12):
Basic and Diluted	$(0.90)	$(0.88)	$(1.84)	$(1.59)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and Diluted	29,776,893	28,089,731	29,295,220	28,047,671
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,029)	$(44,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	722	699
Amortization of premium on investment	326	786
Change in fair value of derivative liability associated with Medicis settlement	167	428
Stock-based compensation expense	6,674	6,229
Capitalized interest	(16)	—
Effective interest on financing obligations	155	217
Loss on impairment	—	1,949
Acquisition of in-process research and development	—	2,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,139)	(74)
Other non-current assets	(504)	—
Accounts payable	469	279
Accruals and other liabilities	1,693	(33)
Net cash used in operating activities	(45,482)	(32,010)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,507)	(994)
Proceeds from maturities of investments	45,655	46,050
Proceeds from sales of investments	—	1,000
Purchases of investments	(36,028)	(159,755)
Payment for acquisition of in-process research and development	(100)	(1,800)
Net cash provided by (used in) investing activities	8,020	(115,499)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of at-the-market offering commissions	29,100	—
Principal payments made on financing obligations	(1,842)	(1,725)
Net settlement of restricted stock awards to settle employee taxes	(397)	(341)
Proceeds from the exercise of stock options and employee stock purchase plan	1,561	938
Payment of registration statement and at-the-market offering costs	(267)	(182)
Net cash provided by (used in) financing activities	28,155	(1,310)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,307)	(148,819)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	64,082	202,050
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	54,775	53,231
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	196	384

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	68	90
Deferred at-the-market offering costs	115	32
Holdback related to acquisition of in-process research and development	—	200
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
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. During the six months ended June 30, 2017, the Company had a net loss of $54.0 million and used $45.5 million of cash for operating activities. As of June 30, 2017, the Company had a working capital surplus of $152.4 million and an accumulated deficit of $475.6 million. The Company has funded its operations since inception primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of June 30, 2017, the Company had capital resources consisting of cash, cash equivalents, and investments of $165.5 million. The Company believes that its existing cash, cash equivalents and investments will allow the Company to fund its operations through at least the next 12 months following the filing of this Form 10-Q.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At-The-Market Offering
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen, the Company's sales agent. Sales of common stock through Cowen under the 2016 ATM agreement will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM agreement. From January through April 2017, the Company sold and completed a placement of 1,413,051 shares of its common stock under the 2016 ATM Agreement at a weighted average price of $21.23 per share resulting in net proceeds of $28.6 million, which was comprised of gross proceeds after commissions of $29.1 million net of offering expenses of $0.5 million of which $0.2 million was paid in 2016.

On June 29, 2017, the Company traded 389,600 shares of its common stock primarily to one investor under the 2016 ATM agreement at a price of $25.56 per share resulting in net proceeds of $9.6 million, after commissions and offering expenses. The cash proceeds were received on July 5, 2017, at which time the transaction settled and common stock was considered issued and outstanding.

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2017, except as described below.

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
Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718) ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements.  The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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
3. In-Process Research and Development

On June 2, 2016, the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement"). Under the BTRX Purchase Agreement, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX. In exchange, the Company agreed to an upfront expenditure of $2.0 million of which $1.8 million was paid immediately, $0.1 million was paid in June 2017, and the remaining $0.1 million is due and payable next year. The Company also agreed to pay up to an additional $16.0 million in aggregate upon satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events (the "BTRX milestone payments"). As of June 30, 2017, the Company did not record a liability in connection with the BTRX milestone payments. The Company accrues for milestones when it is probable that a contractual milestone will be met.

The Company concluded that the BTRX Purchase Agreement did not meet the criteria of a business combination pursuant to the guidance prescribed in Accounting Standards Codification Topic 805, Business Combinations. During 2016, the Company accounted for the initial $2.0 million expenditure as research and development expense, as future alternative use of the acquired assets was deemed contingent upon the successful outcome of existing research and development activities as of the transaction date.

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
As of June 30, 2017, the Company determined the fair value of its liability for the Product Approval Payment was $2.2 million, which was measured by assuming a term of 3 years, a risk-free rate of 1.55% and a credit risk adjustment of 7.00%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2020. The Company did not make any payments under the Product Approval Payment during the six months ended June 30, 2017.
5. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds, U.S. treasury securities, and U.S. government agency obligations, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	June 30, 2017				December 31, 2016
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$50,358	$—	$—	$50,358	$60,639	$—	$—	$60,639
U.S. treasury securities	96,048	—	(88)	95,960	81,103	4	(28)	81,079
U.S. government agency obligations	15,918	—	(26)	15,892	40,968	1	(22)	40,947
Total cash equivalents and available-for-sale securities	$162,324	$—	$(114)	$162,210	$182,710	$5	$(50)	$182,665

Classified as:
Cash equivalents				$50,358				$60,639
Short-term investments				111,852				122,026
Total cash equivalents and available-for-sale securities				$162,210				$182,665

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of June 30, 2017 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. As of June 30, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value. Our cash equivalents and short-term investments are due within one year.

Related Party Transactions

Of the Company's total cash, cash equivalents, and short-term investments of $165.5 million and $185.5 million as of June 30, 2017 and December 31, 2016, respectively, the Company held cash equivalents and short-term investments with a total fair value of $75.2 million and $86.0 million, respectively, in an investment account with a related party, J.P. Morgan Securities LLC. As of June 30, 2017, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held approximately 3.7 million shares of the Company's common stock, which represents approximately 12.2% of the Company's outstanding common stock. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA.
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

The carrying values of cash, other current assets, accounts payables, accruals, and other current liabilities approximate fair value due to the short maturities of these instruments.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of June 30, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$50,358	$50,358	$—	$—
U.S. treasury securities	95,960	95,960	—	—
U.S. government agency obligations	15,892	—	15,892	—
Total assets measured at fair value	$162,210	$146,318	$15,892	$—

Liabilities
Derivative liability associated with the Medicis settlement	$2,189	$—	$—	$2,189
Total liabilities measured at fair value	$2,189	$—	$—	$2,189

	As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$60,639	$60,639	$—	$—
U.S. treasury securities	81,079	81,079	—	—
U.S. government agency obligations	40,947	—	40,947	—
Total assets measured at fair value	$182,665	$141,718	$40,947	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$2,022	$—	$—	$2,022
Total liabilities measured at fair value	$2,022	$—	$—	$2,022

The fair value of the U.S. government agency obligations is estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the six months ended June 30, 2017 and the year ended December 31, 2016.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2016	$2,022
Change in fair value	167
Fair value as of June 30, 2017	$2,189

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
7. Notes Payable and Financing Obligations
Essex Capital Notes
On December 20, 2013, the Company signed a Loan and Lease Agreement to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 topical commercial fill/finish line, or the Fill/Finish Line. In May 2014, pursuant to the terms of this agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance of $1.1 million, and sold and leased the equipment back from Essex Capital for fixed monthly payments to be paid over 3 years. The lease provides for the option to purchase the leased equipment for 10% of the original purchase amount, and in May 2017, the Company paid $0.1 million to purchase the equipment sold and leased back from Essex Capital. This transaction did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method.
On December 17, 2014, the Company entered into the First Amendment to the Loan and Lease Agreement with Essex Capital. Under the terms of this Amendment, the Company agreed to repay the outstanding debt balance of $3.9 million and issued a warrant to purchase 44,753 shares of common stock. In February 2015, the Company executed the Second Amendment to the Loan and Lease Agreement, under which the term of the facility was extended to April 15, 2015 and the purchase price for the remainder of the equipment was increased by $0.1 million to approximately $9.8 million. Concurrently with this sale, the Company will lease the equipment from Essex Capital for a fixed monthly payment to be paid monthly over 3 years. The lease provides for the option to purchase the leased equipment for 10% of the original purchase amount. This transaction also did not qualify for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for this transaction as a financing obligation using the effective interest rate method. In June 2015, the Company exercised its option to purchase the remainder of the equipment sold and leased back from Essex Capital for 10% of the original purchase amount, or approximately $1.0 million, at the conclusion of the lease terms in 2018.
As of June 30, 2017, the aggregate total future minimum lease payments under the financing obligations were as follows (in thousands):

Year Ending December 31,
2017	$1,897
2018	949
Total payments	$2,846
8. Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of effective interest recognized on the financing obligations and interest capitalized for assets constructed for use in operations.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense
Cash related interest expense (1)	$86	$181	$196	$384

Non-cash interest expense
Effective interest on financing obligations	71	105	155	217
Non-cash capitalized interest expense (2)	(16)	—	(16)	—
Non-cash effective interest expense	55	105	139	217

Total interest expense	$141	$286	$335	$601

(1)	Cash related interest expense includes interest payments on the Essex Notes.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.

9. Loss on Impairment

Long-lived assets such as the Company’s fill/finish line are reviewed for impairment whenever adverse events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets are measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determines the fair value of its long-lived assets using the market, cost or income approach.
The Company constructed a fill/finish line for the future commercial manufacturing of RT001 topical and to support its clinical trials and regulatory license applications. In June 2016, following the results of the REALISE 1 Phase 3 clinical trial, the Company discontinued its RT001 topical clinical development programs for the treatment of crow’s feet and primary axillary hyperhidrosis. The Company performed an impairment analysis of the RT001 topical fill/finish line to determine fair value based on highest and best use. Based on the analysis, the Company determined that the fair value of certain equipment, which was calculated using the market approach, was lower than the carrying value. Accordingly, during the three months ended June 30, 2016, the Company recorded a loss on impairment of $1.9 million.
During the three and six months ended June 30, 2017, there were no additional indicators of or loss on impairment recorded for the RT001 topical fill/finish line and other fixed assets. Nonetheless, it is reasonably possible that our estimate of the recoverability of the equipment's carrying value could change. As of June 30, 2017, the fill/finish line and these other fixed assets had net book values of $5.1 million and $0.2 million, respectively.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Rent expense was $1.3 million for each of the three months ended June 30, 2017 and 2016, respectively, and $2.6 million for each of the six-month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2017	$2,700
2018	5,578
2019	5,763
2020	5,947
2021 and thereafter	20,644
Total payments	$40,632
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

In April 2016, the Company entered into an agreement with BioSentinel, Inc. to in-license their technology and expertise for research and development and manufacturing purposes. In addition to minimum quarterly use fees, the Company is obligated to make a one-time future milestone payment of $0.3 million payable to BioSentinel, Inc. upon the achievement of regulatory approval. The Company accrues for contingencies when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company expects that contingencies related to regulatory approval milestones will only become probable once such regulatory outcome is achieved.
Purchase Commitments

On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in 2024, unless terminated sooner by either party. In accordance with the Services Agreement, the Company is obligated to make minimum purchases based on its production forecasts. In June 2017, the Company made a non-refundable advanced payment of $1.0 million in accordance with the terms of this arrangement. The remaining services are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. As of May 2015, the Company became subject to a securities class action complaint, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al, CIV 533635, which was filed on behalf of City of Warren Police and Fire Retirement System in the Superior Court for San Mateo County, California against the Company and certain of its directors and executive officers at the time of the June 2014 follow-on public offering, and the investment banking firms that acted as the underwriters in the follow-on public offering. In general, the complaint alleges that the defendants misrepresented the then-present status of the RT001 topical clinical program and made false and misleading statements regarding the formulation,

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

manufacturing and efficacy of its drug candidate, RT001 topical, for the treatment of crow's feet at the time of the follow-on public offering. The complaint has been brought as a purported class action on behalf of those who purchased common stock in the follow-on public offering and seeks unspecified monetary damages and other relief. On November 6, 2016, the action was transferred to the Superior Court for the County of Santa Clara (the "Court") and assigned the following case number, 15-CV-287794. On October 31, 2016, the parties executed a stipulation of settlement ("the Stipulation"). Under the Stipulation, in exchange for a release of all claims by the plaintiff class, the Company has agreed to settle the litigation. The Stipulation maintains that the defendants, including the Company, deny all wrongdoing and liability related to the litigation. Plaintiff’s counsel filed a motion for preliminary approval of the settlement on November 11, 2016 and hearing regarding preliminary approval was set for January 6, 2017. On January 6, 2017, the Superior Court for the County of Santa Clara (the "Court") issued an order (the “Order”) preliminarily approving the settlement proposed in the Stipulation by and among the plaintiff class and all named defendants in the action, including the Company (the "Settlement"), and directing that notice of the proposed settlement be given to all members of the plaintiff class. The Court scheduled a hearing (“Settlement Fairness Hearing”) on May 19, 2017 to, among other things, make a final determination whether the Settlement is fair, reasonable and adequate and should be approved by the Court. Following the hearing on May 19, 2017, the Court issued an order ruling that, while it appeared that the claims process was proceeding as expected, it was not yet complete. The Court therefore postponed its decision regarding final approval of the settlement to a later hearing, set for July 28, 2017. At the hearing on July 28, 2017, the Court granted final approval of the Settlement and indicated that Judgment dismissing the action with prejudice would be entered forthwith, thereby ending the litigation. This litigation did not have a material adverse effect on our business, results of operations, financial position or cash flows.

The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As a result of the Settlement, as set forth proposed in the Stipulation, the Company began accruing for a loss contingency and recorded an undiscounted liability of $6.4 million in October 2016, which continues to be included in Accruals and other current liabilities on the Consolidated Balance Sheet as of June 30, 2017. In October 2016, the Company also recorded an undiscounted insurance recovery asset of $5.9 million within prepaid expenses and other current assets, which remains on its Consolidated Balance Sheet as of June 30, 2017. In January 2017, the Company paid $0.5 million, which was recorded in restricted cash on the Condensed Consolidated Balance Sheet, and its insurance company paid $5.9 million, both of which were held in an escrow account until final approval of the Settlement on July 28, 2017.

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
11. Stockholders' Equity
Convertible Preferred Stock
As of June 30, 2017 and December 31, 2016, the Company had 5,000,000 shares of convertible preferred stock with a par value of $0.001 per share authorized and no preferred stock issued and outstanding.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Warrants

As of June 30, 2017 and December 31, 2016, the Company had outstanding warrants to purchase 61,595 shares of common stock. In July 2017, a warrant to purchase 20,000 shares of common stock was net exercised for 9,388 shares of common stock at an exercise price per share of $14.40 in accordance with the terms of the warrant agreement.

Stock Option Plan
2014 Equity Incentive Plan and 2014 Inducement Plan
On January 1, 2017, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2016, or 1,145,958 shares. During the six months ended June 30, 2017, the Company granted stock options for 763,675 shares of common stock and 276,150 restricted stock awards under the 2014 EIP. As of June 30, 2017, there were 911,271 shares available for issuance under the 2014 EIP.
During the six months ended June 30, 2017, there were no stock options or restricted stock awards granted under the 2014 Inducement Plan (the "2014 IN"). As of June 30, 2017, there were 418,492 shares available for issuance under the 2014 IN. The grant-date fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	6.0	5.7	6.0	6.0
Expected volatility	67.0%	61.9%	68.1%	61.2%
Risk-free interest rate	2.0%	1.4%	2.1%	1.4%
Expected dividend rate	—%	—%	—%	—%
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
In June 2017, an employee converted to a non-employee consultant and the individual's options and awards continued to vest in accordance with the 2014 EIP. There were no stock option grants made to non-employee consultants during 2017. The fair value of the stock options granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	9.0	7.5	9.0	7.6
Expected volatility	70.0%	69.2%	70.0%	71.3%
Risk-free interest rate	2.2%	1.5%	2.2%	1.6%
Expected dividend rate	—%	—%	—%	—%

2014 Employee Stock Purchase Plan
On January 1, 2017, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s common stock outstanding on December 31, 2016, or 286,489 shares. As of June 30, 2017, there were 931,181 shares available for issuance under the 2014 ESPP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months and Six Months Ended June 30,
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Total Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, and ESPP for employees, non-employee directors, and non-employee consultants was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,504	$1,797	$2,808	$3,201
General and administrative	2,015	1,455	3,866	3,028
Total stock-based compensation expense	$3,519	$3,252	$6,674	$6,229
12. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders, basic and diluted	$(26,874)	$(24,602)	$(54,029)	$(44,490)
Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(0.88)	$(1.84)	$(1.59)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,776,893	28,089,731	29,295,220	28,047,671

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been antidilutive:

	As of June 30,
	2017	2016
Outstanding common stock options	3,372,698	2,815,913
Outstanding common stock warrants	61,595	61,595
Unvested restricted stock awards	553,283	336,684

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding the results, timing and completion of our clinical trials and regulatory submissions needed for the approval of RT002 injectable for the treatment of glabellar (frown) lines, muscle movement disorders including cervical dystonia, and plantar fasciitis in the United States, Europe and other countries;

•	our expectations regarding our future development of RT002 injectable and RT001 topical for other indications;

•	our expectations regarding the development of future product candidates;

•	the potential for commercialization by us of RT002 injectable, if approved;

•	our expectations regarding the potential market size, opportunity and growth potential for RT002 injectable and RT001 topical, if approved for commercial use;

•	our belief that RT002 injectable and RT001 topical can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•	our ability to manufacture in our facility and to scale up our manufacturing capabilities and those of our current and future third-party manufacturers if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model and strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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
DaxibotulinumtoxinA for Injection (RT002 or RT002 Injectable)
RT002 injectable is a novel, injectable formulation of botulinum toxin type A designed to be a targeted and long-lasting injectable botulinum toxin treatment. We believe RT002 injectable may provide targeted delivery of botulinum toxin to intended treatment sites. We believe, and our preclinical and clinical studies indicate, that this targeted delivery, enabled by our proprietary peptide technology, may permit safe administration of higher doses of botulinum toxin and may result in high response rates and long duration of effect.We are studying RT002 injectable for aesthetic indications, such as glabellar (frown) lines and therapeutic indications, such as cervical dystonia and plantar fasciitis. We believe RT002 injectable has the potential to expand into additional aesthetic and therapeutic indications in the future.
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

Cervical Dystonia
We have also been developing RT002 for the treatment of cervical dystonia, a muscle movement disorder. Muscle movement disorders, such as cervical dystonia, are neurological conditions that affect a person's ability to control muscle activity in one or more areas of the body. In 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study evaluated the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia. The trial enrolled 37 subjects and followed three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units.
In May 2017, we announced positive 24 week topline results in all three cohorts from the Phase 2 trial. The topline data demonstrated a median duration of at least 24 weeks for each of all three cohorts. Duration of effect was defined as the number of weeks from treatment until the return of signs and symptoms that warrant retreatment, based on subjects reaching their target Toronto Western Spasmodic Torticollis Rating Scale (TWSTRS) score. The topline data also displayed clinically significant impact on cervical dystonia signs and symptoms. At Week 4, RT002 injectable showed a clinically significant mean reduction of 38% from baseline across all three cohorts. This reduction continued to increase to 50% at Week 6 for all subjects, was 42% at Week 12 and was maintained at or above 30% through Week 24. The topline data also showed that RT002 injectable appeared to be generally safe and well-tolerated through Week 24 in all three cohorts. There were no serious adverse events and no dose-dependent increase in adverse events. The treatment-related adverse events were generally transient and mild to moderate in severity, with one case of neck pain reported as severe. The most common adverse events were dysphagia, or difficulty in swallowing (14%), of which all cases were mild in severity, injection site redness (8%), injection site bruising (5%), injection site pain (5%), muscle tightness (5%) and muscle weakness (5%).
Plantar Fasciitis
We are also developing RT002 for the treatment of plantar fasciitis. Plantar fasciitis is a painful affliction caused by inflammation of the ligament running along the bottom of the foot and is the most common cause of heel pain for patients who visit podiatrists and orthopedic foot and ankle surgeons. In 2016, we initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study is evaluating the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. In April 2017, we expanded our plantar fasciitis Phase 2 program from a single-site to a multi-center study with protocol updates. This study is expected to enroll approximately 60 subjects in the United States, and the primary efficacy endpoint is the reduction in the visual analog scale (VAS) for pain in the foot. Subjects will be followed for 16 weeks following treatment. Topline results from this study are expected in the fourth quarter of 2017.
DaxibotulinumtoxinA Topical Gel (RT001 or RT001 Topical)
RT001 topical is a topical gel formulation of botulinum toxin type A. The botulinum toxin in RT001 topical blocks neuromuscular transmission by binding to receptor sites on motor or sympathetic nerve terminals, entering the nerve terminals and inhibiting the release of specific neurotransmitters. RT001 topical is designed to provide treatment with no needles, no downtime, no bruising and no pain.
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

Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	—%	$150	$150	—%
Our total revenue for the three and six months ended June 30, 2017 remained unchanged, compared to the same period in 2016, due to minimum royalty payment obligations pursuant to the Relastin royalty agreement. In August 2011, we entered into an agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. In accordance with the agreement, we expect to receive royalties equal to at least $0.3 million per year per the minimum royalty requirements included within the agreement or an amount equal to the actual royalty based on sales of Relastin if greater than the minimum royalty requirements, for a period up to fifteen years from the date of the agreement. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014.
On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015. As of June 30, 2017, reversion of the Relastin intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us. We recognized the annual minimum royalty payment on a pro rata basis in the amount of $75,000 for each of the three months ended June 30, 2017 and 2016 as set forth in the Relastin royalty agreement.
Operating Expenses
Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Research and development (inclusive of stock-based compensation noted below)	$18,307	$15,192	21%	$37,714	$27,556	37%
Stock-based compensation	1,504	1,797	(16)%	2,808	3,201	(12)%
Research and development expenses for the three and six months ended June 30, 2017 increased by 21% and 37%, respectively, compared to the same period in 2016, primarily due to increased clinical activity for RT002 injectable, including the SAKURA Phase 3 program, the Phase 2 plantar fasciitis trial, the Phase 2 cervical dystonia trial, along with increased pre-commercial manufacturing activities. We expect our research and development expenditures to continue to increase in the near term to initiate and complete clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense. We expense both internal and external research and development expenses as they are incurred.

Stock-based compensation for research and development decreased for the periods presented primarily due to option cancellations, offset by higher stock valuations in 2017.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
General and administrative expenses (inclusive of stock-based compensation noted below)	8,609	7,018	23%	$16,363	$14,473	13%
Stock-based compensation	2,015	1,455	38%	3,866	3,028	28%
General and administrative expenses for the three and six months ended June 30, 2017 increased by 23% and 13%, respectively, compared to the same period in 2016, primarily due to increased costs related to personnel, pre-commercial, and information technology expenses. We expect our general and administrative expenses to continue to increase as the Company approaches commercialization.
Stock-based compensation for general and administration increased for the periods presented primarily due to an increase in employee headcount, grants to existing employees, and higher stock valuations in 2017.
Loss on Impairment
We constructed a large capacity Fill/Finish Line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet and axillary hyperhidrosis in June 2016, following results from our REALISE 1 Phase 3 clinical trial. Under generally accepted accounting principles in the United States, long-lived assets, such as our RT001 topical Fill/Finish Line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. During the three months ended June 30, 2016, we recorded a loss on impairment of $1.9 million related to certain components of the RT001 topical Fill/Finish Line. There was no loss on impairment recorded for the three and six months ended June 30, 2017. Nonetheless, it is reasonably possible that our estimate of the recoverability of the equipment's carrying value could change.
Total Operating Expenses
Total operating expenses for the three and six months ended June 30, 2017 and 2016, were $26.9 million and $54.1 million and $24.2 million and $44.0 million, respectively. Total operating expenses include non-cash stock-based compensation and depreciation expenses. Stock-based compensation was $3.5 million and $6.7 million and $3.3 million and $6.2 million for the three and six months ended June 30, 2017 and 2016, respectively. Depreciation expense was $0.4 million for each of the three months ended June 30, 2017 and 2016, respectively, and $0.7 million for each of the six months ended June 30, 2017 and 2016, respectively.
Net Non-Operating Expenses
Interest Income
Interest income consists primarily of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. Interest income for the three and six months ended June 30, 2017 is materially consistent with the same periods last year.
Interest Expense
Interest expense, includes cash and non-cash components with the non-cash components consisting of effective interest recognized on the financing obligations and interest capitalized for assets constructed for use in operations.

The interest expense by cash and non-cash components is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$86	$181	(52)%	$196	$384	(49)%

Non-cash interest expense
Effective interest on financing obligations	71	105	(32)%	155	217	(29)%
Non-cash capitalized interest expense (2)	(16)	—	(100)%	(16)	—	(100)%
Non-cash effective interest expense	55	105	(48)%	139	217	(36)%

Total interest expense	$141	$286	(51)%	$335	$601	(44)%

(1)	Cash related interest expense included interest payments on the Essex Notes.

(2)	Interest expense capitalized pursuant to Accounting Standards Codification Topic 835, Interest.
Interest expense for the three and six months ended June 30, 2017 decreased by 51% and 44%, compared to the same periods in 2016, primarily due to the decreasing interest on the equipment leases with Essex Capital as the leases approach maturity.
Change in Fair Value of Derivative Liability Associated with the Medicis Settlement
The Product Approval Payment associated with the Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability is remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid. The loss recorded during the six months ended June 30, 2017 reflects an increase to the valuation of the derivative liability based on assumptions related to the development of RT002 injectable for glabellar lines.
Total Net Non-Operating Expenses
The total net non-operating expenses is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Interest income	$347	$324	7%	$658	$635	4%
Interest expense	(141)	(286)	(51)%	(335)	(601)	(44)%
Change in fair value of derivative liability associated with the Medicis settlement	(107)	(413)	(74)%	(167)	(428)	(61)%
Other expense, net	(132)	(143)	(8)%	(258)	(268)	(4)%
Total net non-operating expenses	$(33)	$(518)	(94)%	$(102)	$(662)	(85)%

Our total net non-operating expense for the three and six months ended June 30, 2017 decreased by 94% and 85%, respectively, compared to the same periods in 2016, primarily due to a decrease in interest expense, as described above, and the change in fair value of the derivative liability associated with the Medicis settlement. The decrease in the change in the fair value of derivative liability associated with the Medicis settlement is primarily due to recording additional expense in 2016 to increase to the valuation of the derivative liability based on time-based discounting and interest rates.

Liquidity and Capital Resources
Through June 30, 2017, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. On March 7, 2016, we entered into an at-the-market sales agreement, or the 2016 ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. In 2017, we sold 1,802,651 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, after commissions and other offering expenses, of which $9.6 million in net proceeds, after commissions and other offering expenses was received on July 5, 2017.

We have never been profitable and, as of June 30, 2017, had an accumulated deficit of $475.6 million. We incurred net losses of $26.9 million and $54.0 million in the three and six months ended June 30, 2017, respectively. We incurred net losses of $24.6 million and $44.5 million in the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had cash, cash equivalents, and investments of $165.5 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.
Cash Flows
We derived the following summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(45,482)	$(32,010)
Net cash provided by (used in) investing activities	8,020	(115,499)
Net cash provided by (used in) financing activities	28,155	(1,310)

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

Cash used in operating activities of $45.5 million during the six months ended June 30, 2017 resulted primarily from our net loss of $54.0 million offset by stock-based compensation expense of $6.7 million, depreciation expense of $0.7 million, amortization on investment premiums of $0.3 million, and other adjustments of $0.3 million. The increase in our net operating assets and liabilities by $0.5 million was primarily due to an increase in accounts payable, accruals and other liabilities by $2.2 million offset by decreases in prepaid and other current and non-current assets by $1.6 million.

Cash used in operating activities of $32.0 million during the six months ended June 30, 2016 resulted primarily from our net loss of $44.5 million offset by stock-based compensation expense of $6.2 million, amortization on investment premiums of $0.8 million, depreciation expense of $0.7 million, a loss on the impairment of assets of $1.9 million, the acquisition of in-process research and development of $2.0 million (Note 3), and other adjustments of $0.7 million. The decrease in our net operating assets and liabilities by $0.2 million was primarily due to an increase in accounts payable by $0.3 million offset by decreases in prepaid and other current assets and accruals and other current liabilities by $0.1 million.
Cash Flows from Investing Activities
Cash provided by investing activities was $8.0 million for the six months ended June 30, 2017 consisting of $36.0 million for purchases of investments, $1.5 million for purchases of property and equipment, and $0.1 million payment for the acquisition of in-process research and development (Note 3) offset by maturities of short-term investments of $45.7 million.

Cash used in investing activities was $115.5 million for the six months ended June 30, 2016 consisting of $159.8 million for purchases of investments, $1.8 million payment for the acquisition of in-process research and development (Note 3), and purchases of property and equipment of $1.0 million offset by sales and maturities of short-term investments of $47.1 million.

Cash Flows from Financing Activities
Cash provided by financing activities was $28.2 million for the six months ended June 30, 2017 comprised of proceeds from issuance of common stock net of commissions of $29.1 million, proceeds from the exercise of stock options and ESPP purchases of $1.6 million offset by principal payments on our financing obligations of $1.8 million and other adjustments of $0.7 million.

Cash used in financing activities was $1.3 million for the six months ended June 30, 2016 comprised of proceeds from the exercise of stock options and ESPP of $0.9 million offset by principal payments on our financing obligations of $1.7 million, payment of registration costs of $0.2 million, and net settlement of restricted stock awards to settle employee tax obligations of $0.3 million.

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
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017, except as described in Footnote 2 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Our future minimum contractual commitments have not changed materially from the amounts previously reported, except as described below.
On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in seven years, unless terminated sooner by either party. In accordance with the Services Agreement, the Company is obligated to make minimum purchases based on its production forecasts. During June 2017, the Company made a non-refundable advanced payment of $1.0 million in accordance with the terms of the arrangement. The remaining services are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.

Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $165.5 million and $185.5 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency and treasury obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the six months ended June 30, 2017 and 2016, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 6, 2017, the Court issued an order (the “Order”) preliminarily approving the settlement proposed in the Stipulation by and among the plaintiff class and all named defendants in the action, including the Company (the “Settlement”), and directing that notice of the proposed settlement be given to all members of the plaintiff class (the “Class Members”). The Court scheduled a hearing (“Settlement Fairness Hearing”) on May 19, 2017, at 9:00 a.m. Pacific Time at the Court, located at 191 North First Street, San Jose, CA 95113, to, among other things, make a final determination whether the Settlement is fair, reasonable and adequate and should be approved by the Court. The Order provides that Class Members may opt out of the Settlement and that they may object to the Settlement in advance of and/or at the Settlement Fairness Hearing. Following the Settlement Fairness Hearing on May 19, 2017, the Court issued an order ruling that, while it appeared that the claims process was proceeding as expected, it was not yet complete. The Court therefore postponed its decision regarding final approval of the settlement to a later hearing, set for July 28, 2017, at 9:00 a.m. At the hearing on July 28, 2017, the Court granted final approval of the Settlement and indicated that Judgment dismissing the action with prejudice would be entered forthwith, thereby ending the litigation. This litigation did not have a material adverse effect on our business, results of operations, financial position or cash flows.

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
We completed RT001 topical Phase 3 clinical trials for the treatment of lateral canthal lines (crow’s feet) and initial Phase 2 clinical trials for the treatment of primary axillary hyperhidrosis (excessive under arm sweating). However, we discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment of axillary hyperhidrosis in June 2016, following results from our REALISE 1 Phase 3 clinical trial, which was designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet.
We have invested substantial efforts and financial resources in the research and development of RT002 injectable. We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program. We expect to report topline results from those trials in the fourth quarter of 2017. In October 2015, we reported results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. The data from the BELMONT trial showed that all doses of RT002 injectable achieved highly statistically significant efficacy at four weeks as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. These results may not be indicative of results from future trials.
In September 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study evaluated the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia. The trial was designed to enroll 37 subjects following three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units. In May 2017, we announced positive topline results from the Phase 2 trial. The topline data showed that in all three cohorts RT002 injectable appeared to be generally safe and well-tolerated, demonstrated a median duration of at least 24 weeks, and displayed a clinically significant impact on cervical dystonia and symptoms. Based on these Phase 2 results, we expect to discuss next steps in this clinical program with the US and EU regulatory agencies later this year. These results may not be indicative of results from future trials.
In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study is evaluating the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. In April 2017, we expanded our plantar fasciitis Phase 2 program from a single-site to a multi-center study with protocol updates. This study is expected to enroll approximately 60 subjects in the United States, and the primary efficacy endpoint is the reduction in the visual analog scale (VAS) for pain in the foot. Subjects will be followed for 16 weeks following treatment. Topline results from this study are expected in the fourth quarter of 2017.

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

•	the potential for approval policies or regulations of the FDA or an applicable foreign regulatory agency to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.
Even if we eventually complete clinical testing and receive approval of any regulatory filing for RT002 injectable, RT001 topical, or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or the applicable foreign regulatory agency also may approve RT002 injectable, RT001 topical, or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates, and RT002 injectable in particular, would delay or prevent commercialization of RT002 injectable and would materially adversely impact our business, results of operations and prospects.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, RT002 injectable and RT001 topical. In particular, our clinical programs for RT002 injectable and RT001 topical will require substantial additional funds to complete. We have recorded net losses of $26.9 million and $54.0 million, and $24.6 million and $44.5 million, for the three and six months ended June 30, 2017 and 2016, respectively, had an accumulated deficit through June 30, 2017 of $475.6 million and had a working capital surplus of $152.4 million as of June 30, 2017, primarily as a result of our IPO, June 2014 and November 2015 follow-on public offerings, and at-the-market, or ATM, offerings in 2015 and 2017. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of June 30, 2017, we had capital resources consisting of cash, cash equivalents, and investments of $165.5 million. We raised aggregate net proceeds of $98.6 million in our IPO in February 2014, aggregate net proceeds of $131.3 million and $126.2 million in our follow-on public offerings in June 2014 and November 2015, respectively. In addition, we raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016. On March 7, 2016, we entered into the 2016 ATM Agreement with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. In 2017, we sold 1,802,651 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, after commissions and other offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, RT001 topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable and any future product candidates.
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
Currently, we maintain insurance coverage totaling $23.0 million against damage to our property, equipment and tenant improvements, $2.0 million in general liability coverage, a $9.0 million umbrella policy, and an additional $45.0 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
We constructed a fill/finish line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. During the year ended December 31, 2016 we recorded a loss on impairment of $9.1 million related to certain components of the RT001 topical fill/finish line and other long-lived assets. There was no loss on impairment during the six months ended June 30, 2017. As of June 30, 2017, the fill/finish line and these other long-lived assets had net book values of $5.1 million and $0.2 million, respectively. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.*
We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or RT001 topical. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $26.9 million and $54.0 million, and $24.6 million and $44.5 million, for the three and six months ended June 30, 2017 and 2016, respectively, had an accumulated deficit through June 30, 2017 of $475.6 million and had a working capital surplus of $152.4 million as of June 30, 2017, primarily as a result of our February 2014 IPO, June 2014 and November 2015 follow-on public offerings, and 2015 ATM offering and 2016 ATM offering. The net proceeds from the sale of the shares in our IPO, June 2014 and November 2015 follow-on public offerings, and ATM offerings in 2015 and 2017, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offerings, were approximately $98.6 million, $131.3 million, $126.2 million, $10.0 million, and $38.2 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
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
We have no experience manufacturing our product candidates at full commercial scale. If our product candidates are approved, we will face certain risks associated with scaling up our manufacturing capabilities to support commercial production.*
We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of the drug product at this facility that we use for research and development purposes and clinical trials. We do not have experience in manufacturing our product candidates at commercial scale. If our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into relationships with third-party manufacturers. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.
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
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization and we may experience difficulties in managing this growth.*
As of June 30, 2017, we had 126 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We have been, and in the future may be, subject to securities class action and shareholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*
We have been, and may in the future be, the target of securities class actions or shareholder derivative claims. On May 1, 2015, a securities class action complaint was filed on behalf of City of Warren Police and Fire Retirement System against us and certain of our directors and executive officers at the time of our follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering. The Court granted final approval of the Settlement, as set forth in the Stipulation of Settlement, on July 28, 2017. While the litigation has ended, we may be subject to future securities class action and shareholder derivation actions, which may adversely impact our business, results of operations, financial position or cash flows and divert management’s time and attention from the business.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop RT002 injectable, RT001 topical, or any future product candidates, conduct our clinical trials and commercialize RT002 injectable, RT001 topical, or any future products we develop. *
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly L. Daniel Browne, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, Lauren P. Silvernail, our Chief Financial Officer and Chief Business Officer, and Todd Zavodnick, our Chief Commercial Officer and President, Aesthetics and Therapeutics, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of RT002 injectable, RT001 topical, or any future products we develop.

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
Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of RT002 injectable, RT001 topical, or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.*
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products, as discussed in more detail in the risk factors in Part II, Item 1A of our Annual Report on Form 10-K titled "We may be unable to obtain regulatory approval for RT002 injectable, RT001 topical, or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations." Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of RT002 injectable, RT001 topical, or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:

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

•
results from or delays in clinical trials of our product candidates, including our ongoing SAKURA Phase 3 clinical program in glabellar lines and our continuing Phase 2 study in plantar fasciitis, all with RT002 injectable;

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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 7, 2016, we entered into an ATM agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. In 2017, we sold 1,802,651 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, after commissions and other offering expenses.
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
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of June 30, 2017, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 76.3% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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
We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenues of over $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
April 1 through April 30, 2017	5,288	$20.95	—	—
May 1 through May 31, 2017	—	—	—	—
June 1 through June 30, 2017	382	22.80	—	—
Total	5,670	$21.08	—	—

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

REVANCE THERAPEUTICS, INC.

Date: August 4, 2017	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Chief Business Officer (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

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