Form 10-Q
period 2017-09-30
Revance Therapeutics, Inc.
filed 2017-11-03
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 26, 2017: 30,934,688

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,323	$63,502
Short-term investments	97,117	122,026
Prepaid expenses and other current assets	2,827	7,167
Total current assets	156,267	192,695
Property and equipment, net	11,500	10,585
Restricted cash	580	580
Other non-current assets	836	500
TOTAL ASSETS	$169,183	$204,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,680	$3,754
Accruals and other current liabilities	12,069	12,418
Financing obligations, current portion	2,727	3,475
Total current liabilities	21,476	19,647
Financing obligations, net of current portion	—	1,872
Derivative liability associated with Medicis settlement	2,233	2,022
Deferred rent	3,418	3,648
Other non-current liabilities	—	100
TOTAL LIABILITIES	27,127	27,289
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 30,935,094 and 28,648,954 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	31	29
Additional paid-in capital	648,329	598,630
Accumulated other comprehensive loss	(43)	(45)
Accumulated deficit	(506,261)	(421,543)
TOTAL STOCKHOLDERS’ EQUITY	142,056	177,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,183	$204,360
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$75	$75	$225	$225
Operating expenses:
Research and development	21,643	10,296	59,357	37,851
General and administrative	9,148	7,502	25,511	21,975
Loss on impairment	—	—	—	1,949
Total operating expenses	30,791	17,798	84,868	61,775
Loss from operations	(30,716)	(17,723)	(84,643)	(61,550)
Interest income	341	306	999	940
Interest expense	(104)	(256)	(439)	(857)
Change in fair value of derivative liability associated with Medicis settlement	(44)	(167)	(211)	(595)
Other expense, net	(128)	(138)	(386)	(406)
Net loss	(30,651)	(17,978)	(84,680)	(62,468)
Unrealized gain (loss) on available for sale securities	72	(132)	3	56
Comprehensive loss	$(30,579)	$(18,110)	$(84,677)	$(62,412)
Net loss attributable to common stockholders:
Basic and Diluted	$(30,651)	$(17,978)	$(84,680)	$(62,468)
Net loss per share attributable to common stockholders (Note 12):
Basic and Diluted	$(1.01)	$(0.64)	$(2.86)	$(2.22)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and Diluted	30,270,260	28,160,458	29,623,805	28,085,541
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,680)	$(62,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,096	1,068
Amortization of premium on investment	382	1,029
Change in fair value of derivative liability associated with Medicis settlement	211	595
Stock-based compensation expense	9,820	8,984
Capitalized interest	(37)	—
Effective interest on financing obligations	217	315
Loss on impairment	—	1,949
Acquisition of in-process research and development	—	2,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,632	(5,852)
Other non-current assets	(488)	—
Accounts payable	2,749	200
Accruals and other liabilities	(848)	5,821
Net cash used in operating activities	(66,946)	(46,359)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,037)	(1,152)
Proceeds from maturities of investments	60,655	139,050
Proceeds from sales of investments	—	1,000
Purchases of investments	(36,028)	(159,754)
Payment for acquisition of in-process research and development	(100)	(1,800)
Net cash provided by (used in) investing activities	22,490	(22,656)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of at-the-market offering commissions	38,760	—
Principal payments made on financing obligations	(2,727)	(2,622)
Net settlement of restricted stock awards to settle employee taxes	(430)	(359)
Proceeds from the exercise of stock options and employee stock purchase plan	2,116	1,250
Payment of registration statement and at-the-market offering costs	(441)	(243)
Net cash provided by (used in) financing activities	37,278	(1,974)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,178)	(70,989)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	64,082	202,050
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$56,904	$131,061
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$259	$542

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$429	$29
Deferred at-the-market offering costs	$11	$—
Holdback related to acquisition of in-process research and development	$—	$200
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
Since inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. During the nine months ended September 30, 2017, the Company had a net loss of $84.7 million and used $66.9 million of cash for operating activities. As of September 30, 2017, the Company had a working capital surplus of $134.8 million and an accumulated deficit of $506.3 million. The Company has funded its operations since inception primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of September 30, 2017, the Company had capital resources consisting of cash, cash equivalents, and investments of $153.4 million. The Company believes that its existing cash, cash equivalents and investments will allow the Company to fund its operations through at least the next 12 months following the filing of this Form 10-Q.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for the interim periods covered and the Condensed Consolidated Balance Sheets at the date of the balance sheets. The Condensed Consolidated Balance Sheet for the year ended December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or US GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2017, or any other future period.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At-The-Market Offering
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen, the Company's sales agent. Sales of common stock through Cowen under the 2016 ATM agreement will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM agreement. During three months ended September 30, 2017, the Company sold 389,600 shares of its common stock primarily to one investor under the 2016 ATM agreement at a price of $25.56 per share resulting in net proceeds of $9.6 million, after commissions and offering expenses. During the nine months ended September 30, 2017, the Company sold 1,802,651 shares of common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, which was comprised of gross proceeds after commissions of $38.8 million net of offering expenses of $0.6 million, of which $0.2 million was paid in 2016 and $0.4 million was paid in 2017.

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, except as described below.

Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such management estimates include accruals, stock-based compensation, the fair value of a derivative liability, impairment of long-lived assets, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.
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

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and requires a modified retrospective method of adoption. Early adoption is permitted, but for public companies generally only in the first quarter of an entity’s annual fiscal year.  The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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
3. In-Process Research and Development

On June 2, 2016, the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement"). Under the BTRX Purchase Agreement, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX. In exchange, the Company agreed to an upfront expenditure of $2.0 million of which $1.8 million was paid immediately, $0.1 million was paid in June 2017, and the remaining $0.1 million is due and payable in June 2018. The Company also agreed to pay up to an additional $16.0 million in aggregate upon satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events (the "BTRX milestone payments"). As of September 30, 2017, the Company did not record a liability in connection with the BTRX milestone payments. The Company accrues for contractual milestones when it is probable that a milestone will be met.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

4. Medicis Settlement
In July 2009, the Company entered into a license agreement with Medicis Pharmaceutical Corporation, or Medicis, granting Medicis worldwide aesthetic and dermatological rights to the Company’s investigational botulinum toxin type A product candidates. In October 2012, the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of RT002 injectable and RT001 topical from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a proceeds sharing arrangement payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in 2013 and $7.1 million in 2014, and (iii) a Product Approval Payment of $4.0 million to be paid upon the achievement of regulatory approval for RT002 injectable or RT001 topical by the Company. Medicis was subsequently acquired by Valeant Pharmaceuticals International, Inc. in December 2012.
The Company determined that the settlement provisions related to the proceeds sharing arrangement payment in (ii) above and Product Approval Payment in (iii) above were derivative instruments that require fair value accounting as a liability and periodic fair value remeasurements until settled.
As of September 30, 2017, the Company determined the fair value of its liability for the Product Approval Payment was $2.2 million, which was measured by assuming a term of 2.75 years, a risk-free rate of 1.58% and a credit risk adjustment of 7.00%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2020. The Company did not make any payments under the Product Approval Payment during the nine months ended September 30, 2017.
5. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds, U.S. treasury securities, and U.S. government agency obligations, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	September 30, 2017				December 31, 2016
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$55,480	$—	$—	$55,480	$60,639	$—	$—	$60,639
U.S. treasury securities	81,210	—	(35)	81,175	81,103	4	(28)	81,079
U.S. government agency obligations	15,950	—	(8)	15,942	40,968	1	(22)	40,947
Total cash equivalents and available-for-sale securities	$152,640	$—	$(43)	$152,597	$182,710	$5	$(50)	$182,665

Classified as:
Cash equivalents				$55,480				$60,639
Short-term investments				97,117				122,026
Total cash equivalents and available-for-sale securities				$152,597				$182,665

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of September 30, 2017 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. As of September 30, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value. Our cash equivalents and short-term investments are due within one year.

Related Party Transactions

Of the Company's total cash, cash equivalents, and short-term investments of $153.4 million and $185.5 million as of September 30, 2017 and December 31, 2016, respectively, the Company held cash equivalents and short-term investments with a total fair value of $75.4 million and $86.0 million, respectively, in an investment account with a related party, J.P. Morgan Securities LLC. As of September 30, 2017, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held approximately 3.5 million shares of the Company's common stock, which represents approximately 11.4% of the Company's outstanding common stock. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA.
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

The carrying values of cash, prepaid expenses and other current assets, accounts payable, and accruals and other current liabilities approximate fair value due to the short maturities of these instruments.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of September 30, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$55,480	$55,480	$—	$—
U.S. treasury securities	81,175	81,175	—	—
U.S. government agency obligations	15,942	—	15,942	—
Total assets measured at fair value	$152,597	$136,655	$15,942	$—

Liabilities
Derivative liability associated with Medicis settlement	$2,233	$—	$—	$2,233
Total liabilities measured at fair value	$2,233	$—	$—	$2,233

	As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$60,639	$60,639	$—	$—
U.S. treasury securities	81,079	81,079	—	—
U.S. government agency obligations	40,947	—	40,947	—
Total assets measured at fair value	$182,665	$141,718	$40,947	$—

Liabilities
Derivative liabilities associated with Medicis settlement	$2,022	$—	$—	$2,022
Total liabilities measured at fair value	$2,022	$—	$—	$2,022

The fair value of the U.S. government agency obligations is estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the nine months ended September 30, 2017 and the year ended December 31, 2016.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with Medicis Settlement
Fair value as of December 31, 2016	$2,022
Change in fair value	211
Fair value as of September 30, 2017	$2,233

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
7. Notes Payable and Financing Obligations
Essex Capital Notes
On December 20, 2013, the Company signed a Loan and Lease Agreement (Original Agreement) to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s RT001 topical commercial fill/finish line, or the Fill/Finish Line. In December 2013 and January 2014, the Company withdrew a total of $5.0 million under the terms of the Original Agreement. In May 2014, pursuant to the terms of the Original Agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance of $1.1 million, and leased the equipment back for fixed monthly payments to be paid over 3 years.
On December 17, 2014, the Company entered into the First Amendment to the Loan and Lease Agreement (First Amendment) with Essex Capital. Under the terms of the First Amendment, the Company agreed to repay the outstanding debt balance of $3.9 million and issued a warrant to purchase 44,753 shares of common stock.
In February 2015, the Company executed the Second Amendment to the Loan and Lease Agreement (Second Amendment), under which the term of the facility was extended to April 15, 2015 and the purchase price for the remainder of the equipment was increased by $0.1 million to approximately $9.8 million. Concurrently with this sale, the Company leased the equipment back from Essex Capital for a fixed monthly payment to be paid monthly over 3 years.
None of the leases qualified for sale-leaseback accounting due to the Company’s continuing involvement in the equipment. Therefore, the Company accounted for these transactions as financing obligations using the effective interest rate method.
The leases provide for the option to purchase the leased equipment for 10% of the original purchase amount and, in June 2015, the Company exercised its option to purchase the remainder of the equipment sold and leased back from Essex Capital for 10% of the original purchase amount, or approximately $1.1 million, at the conclusion of the lease terms. In May 2017, the Company paid $0.1 million to purchase the equipment sold and leased back from Essex Capital in May 2014.
As of September 30, 2017, the aggregate total future minimum lease payments under the financing obligations were as follows (in thousands):

Year Ending December 31,
2017	$948
2018	949
Total payments	$1,897
8. Interest Expense

Interest expense, includes cash and non-cash components with the non-cash components consisting of effective interest recognized on the financing obligations and interest capitalized for assets constructed for use in operations.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The interest expense by cash and non-cash components is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense
Cash related interest expense (1)	$63	$158	$259	$542

Non-cash interest expense
Effective interest on financing obligations	62	98	217	315
Non-cash capitalized interest expense (2)	(21)	—	(37)	—
Non-cash interest expense	41	98	180	315

Total interest expense	$104	$256	$439	$857

(1)	Cash related interest expense includes interest payments on the Essex Notes.

(2)	Capitalized interest expense pursuant to Accounting Standards Codification Topic 835, Interest.

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
The Company constructed a fill/finish line for the future commercial manufacturing of RT001 topical and to support its clinical trials and regulatory license applications. In June 2016, following the results of the REALISE 1 Phase 3 clinical trial, the Company discontinued its RT001 topical clinical development programs for the treatment of crow’s feet and primary axillary hyperhidrosis. The Company performed an impairment analysis of the RT001 topical fill/finish line to determine fair value based on highest and best use. Based on the analysis, the Company determined that the fair value of certain equipment, which was calculated using the market approach, was lower than the carrying value. Accordingly, during the nine months ended September 30, 2016, the Company recorded a loss on impairment of $1.9 million.
During the three and nine months ended September 30, 2017, there were no additional indicators of or loss on impairment recorded for the RT001 topical fill/finish line. Nonetheless, it is reasonably possible that our estimate of the recoverability of the equipment's carrying value could change. As of September 30, 2017, the fill/finish line had a net book value of $5.1 million.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Rent expense was $1.3 million for the three months ended September 30, 2017 and 2016, respectively, and $4.0 million for the nine-month periods ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2017	$1,350
2018	5,578
2019	5,763
2020	5,947
2021 and thereafter	20,644
Total payments	$39,282
Other Milestone-Based Commitments

The Company has one remaining future milestone payment to List Laboratories due and payable on the achievement of a certain regulatory milestone. The Company is also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.

The Company has one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc., which acquired Medicis in December 2012, upon the achievement of regulatory approval for RT002 injectable or RT001 topical (Note 4).

The Company has obligations to pay Botulinum Toxin Research Associates, Inc. (BTRX) up to $16.0 million upon the satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events (Note 3).

In April 2016, the Company entered into an agreement with BioSentinel, Inc. to in-license their technology and expertise for research and development and manufacturing purposes. In addition to minimum quarterly use fees, the Company has a one-time future milestone payment of $0.3 million payable to BioSentinel, Inc. upon the achievement of regulatory approval.

The Company accrues for contingencies when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company expects that contingencies related to regulatory approval milestones will only become probable once such regulatory outcome is achieved.
Purchase Commitments

On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in 2024, unless terminated sooner by either party. In accordance with the Services Agreement, the Company will have minimum purchase obligations based on its production forecasts. As of September 30, 2017, the Company made non-refundable advanced payments of $1.2 million in accordance with the terms of this arrangement. The remaining services are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. During the period from May 2015 through July 2017, the Company and certain of its directors and executive officers were subject to a securities class action complaint, pending in the Superior Court for the County of Santa Clara, captioned City of

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al., Case No. 15-CV-287794 (previously assigned Case No. CIV 533635 prior to transfer from San Mateo Superior Court). On October 31, 2016, the parties executed a stipulation of settlement (the "Stipulation"), pursuant to which, in exchange for a release of all claims by the plaintiff class, the Company agreed to settle the litigation for $6.4 million in cash, of which $5.9 million was covered by its insurance policies. The Stipulation maintains that the defendants, including the Company, deny all wrongdoing and liability related to the litigation. On July 28, 2017, the Court granted final approval of the Settlement, as set forth in the Stipulation, and entered a Judgment dismissing the action with prejudice, thereby ending the litigation. This litigation did not have a material adverse effect on our business, results of operations, financial position or cash flows.

The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As a result of the Settlement, as set forth in the Stipulation, the Company began accruing for a loss contingency and recorded an undiscounted liability of $6.4 million in October 2016, which was included in accruals and other current liabilities on the Consolidated Balance Sheet until it was released upon the final approval of the Settlement on July 28, 2017. In January 2017, the Company paid $0.5 million, which was recorded in restricted cash on the Condensed Consolidated Balance Sheet until it was released, and its insurance company paid $5.9 million, which was recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheet until it was released, both of which were held in an escrow account until final approval of the Settlement on July 28, 2017, when they were paid to the plaintiff.

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
11. Stockholders' Equity
Convertible Preferred Stock
As of September 30, 2017 and December 31, 2016, the Company had 5,000,000 shares of convertible preferred stock with a par value of $0.001 per share authorized and no preferred stock issued and outstanding.
Warrants

As of September 30, 2017 and December 31, 2016, the Company had outstanding warrants to purchase 41,595 and 61,595 shares of common stock, respectively. In July 2017, a warrant to purchase 20,000 shares of common stock was net exercised by Essex Capital for 9,388 shares of common stock at an exercise price per share of $14.40 in accordance with the terms of the warrant agreement.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Stock Option Plan
2014 Equity Incentive Plan and 2014 Inducement Plan
On January 1, 2017, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2016, or 1,145,958 shares. During the nine months ended September 30, 2017, the Company granted stock options for 868,625 shares of common stock and 310,575 restricted stock awards under the 2014 EIP. As of September 30, 2017, there were 911,380 shares available for issuance under the 2014 EIP.
During the nine months ended September 30, 2017, the Company granted stock options for 35,000 shares of common stock and 95,000 restricted stock awards granted under the 2014 Inducement Plan (the "2014 IN"). As of September 30, 2017, there were 288,867 shares available for issuance under the 2014 IN. The grant-date fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	66.6%	64.2%	67.8%	61.6%
Risk-free interest rate	2.0%	1.2%	2.1%	1.4%
Expected dividend rate	—%	—%	—%	—%
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
Expected Dividend Rate. The Company has not and does not plan to pay dividends in the foreseeable future, and therefore used an expected dividend rate of zero percent in the valuation model.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In June 2017, an employee converted to a non-employee consultant and the individual's options and awards continued to vest in accordance with the 2014 EIP. There were no stock option grants made to non-employee consultants during 2017. The fair value of the stock options outstanding for non-employee consultants is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	8.9	7.2	8.9	7.5
Expected volatility	68.1%	66.5%	68.6%	69.7%
Risk-free interest rate	2.2%	1.4%	2.2%	1.5%
Expected dividend rate	—%	—%	—%	—%

2014 Employee Stock Purchase Plan
On January 1, 2017, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s common stock outstanding on December 31, 2016, or 286,489 shares. As of September 30, 2017, there were 931,181 shares available for issuance under the 2014 ESPP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	46.6%	80.9%	59.1%	72.0%
Risk-free interest rate	1.1%	0.4%	0.9%	0.4%
Expected dividend rate	—%	—%	—%	—%
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Total Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, and ESPP for employees, non-employee directors, and non-employee consultants was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,534	$1,124	$4,341	$4,325
General and administrative	1,612	1,631	5,479	4,659
Total stock-based compensation expense	$3,146	$2,755	$9,820	$8,984
12. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders, basic and diluted	$(30,651)	$(17,978)	$(84,680)	$(62,468)
Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(0.64)	$(2.86)	$(2.22)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,270,260	28,160,458	29,623,805	28,085,541

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been antidilutive:

	As of September 30,
	2017	2016
Outstanding common stock options	3,381,927	2,843,580
Outstanding common stock warrants	41,595	61,595
Unvested restricted stock awards	640,931	327,899
Shares expected to be purchased on December 31 under the 2014 ESPP	14,778	11,643
13. Subsequent Event
In October 2017, the Company created a wholly owned subsidiary, Revance International Limited, which is incorporated in the Cayman Islands, and is transferring the economic rights to certain intellectual property for approximately $42 million to the newly formed subsidiary. The transaction had no financial statement impact to the Company other than to decrease the current net operating loss by the amount of the consideration.

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

We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials (SAKURA 1 and SAKURA 2). We expect to report topline results from those trials in the fourth quarter of 2017. In addition to the two planned pivotal trials, the Phase 3 program includes the SAKURA open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. In October 2017, we completed enrollment of more than 2,100 subjects at multiple sites in the United States and Canada for SAKURA 3. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks. We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications. Assuming successful completion of our SAKURA Phase 3 program in the second half of 2018, we plan to file marketing applications first in the United States followed by the European Union, Canada, and certain Latin American and Asian countries. If approved, we believe RT002 injectable has the potential to address significant unmet needs in these markets.

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
In the fourth quarter of 2017, the company plans to meet with regulatory authorities to determine next steps for the cervical dystonia program.
Plantar Fasciitis
We are also developing RT002 for the treatment of plantar fasciitis. Plantar fasciitis is a painful affliction caused by inflammation of the ligament running along the bottom of the foot and is the most common cause of heel pain for patients who visit podiatrists and orthopedic foot and ankle surgeons. In 2016, we initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study is evaluating the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. In April 2017, we expanded our plantar fasciitis Phase 2 program from a single-site study to a multi-center study with protocol updates. The primary efficacy endpoint is the reduction in the visual analog scale (VAS) for pain in the foot at eight weeks and subjects will be followed for 16 weeks following treatment. In October 2017, we completed patient enrollment and topline week eight results from this study are expected in 2017.
DaxibotulinumtoxinA Topical Gel (RT001 or RT001 Topical)
RT001 is a topical gel formulation of botulinum toxin type A. The botulinum toxin in RT001 topical blocks neuromuscular transmission by binding to receptor sites on motor or sympathetic nerve terminals, entering the nerve terminals and inhibiting the release of specific neurotransmitters. RT001 topical is designed to provide treatment with no needles, no downtime, no bruising and no pain.

We previously completed RT001 topical clinical trials for the treatment of lateral canthal lines (crow’s feet) and primary axillary hyperhidrosis, but discontinued further clinical development in 2016 following the results of our REALISE 1 Phase 3 clinical trial. We plan to study RT001 topical in a preclinical setting for therapeutic and aesthetic applications where topical administration of botulinum toxin provides a meaningful advantage over injection. In accordance with international guidelines and in consultation with the FDA, we previously conducted a nonclinical development program for RT001 topical. The program included preclinical efficacy, safety bioavailability and single and repeat dose toxicity studies of RT001 topical, including chronic studies of up to nine months' duration. Genotoxicity, local tolerance and formulation bridging studies were also conducted, along with reproductive toxicity testing. Together, these studies supported prior and possible future clinical development of RT001 topical.

Based on the results of additional preclinical studies, we will determine further development of indications for RT001 topical, such as hyperhidrosis, neuropsychiatric disorders, and chronic inflammatory diseases.
Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Relastin Royalty	$75	$75	—%	$225	$225	—%
Our total revenue for the three and nine months ended September 30, 2017 remained unchanged, compared to the same period in 2016, due to minimum royalty payment obligations pursuant to the Valeant Pharmaceuticals International, Inc. (Valeant) Relastin royalty agreement equal to at least $0.3 million per year.
On April 23, 2015, we received notice from Valeant terminating the royalty agreement effective as of July 23, 2015. As of September 30, 2017, reversion of the Relastin intellectual property rights had not been completed and we are entitled to the minimum royalty payment until such rights are reverted back to us.
Operating Expenses
Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Research and development (inclusive of stock-based compensation noted below)	$21,643	$10,296	110%	$59,357	$37,851	57%
Stock-based compensation	$1,534	$1,124	36%	$4,341	$4,325	—%
Research and development expenses for the three and nine months ended September 30, 2017 increased by 110% and 57%, respectively, compared to the same period in 2016, primarily due to increased clinical activity for RT002 injectable, including the SAKURA Phase 3 program, the Phase 2 plantar fasciitis trial, and the Phase 2 cervical dystonia trial, along with increased pre-commercial manufacturing activities and personnel. We expect our research and development expenditures to continue to increase in the near term as we initiate and complete clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense. We expense both internal and external research and development expenses as they are incurred.

Stock-based compensation for research and development increased for the periods presented primarily due to granting awards to new and existing employees and higher stock valuations in 2017, offset by stock award cancellations.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
General and administrative expenses (inclusive of stock-based compensation noted below)	$9,148	$7,502	22%	$25,511	$21,975	16%
Stock-based compensation	$1,612	$1,631	(1)%	$5,479	$4,659	18%
General and administrative expenses for the three and nine months ended September 30, 2017 increased by 22% and 16%, respectively, compared to the same period in 2016, primarily due to increased costs related to pre-commercial and information technology expenses. We expect our general and administrative expenses to continue to increase as the Company approaches commercialization.
Stock-based compensation for general and administration decreased for the periods presented primarily due to a decrease in employee headcount, offset by grants to new and existing employees and higher stock valuations in 2017.
Loss on Impairment
We constructed a large capacity Fill/Finish Line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet and axillary hyperhidrosis in June 2016, following results from our REALISE 1 Phase 3 clinical trial. Under generally accepted accounting principles in the United States, long-lived assets, such as our RT001 topical Fill/Finish Line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. During the three months ended June 30, 2016, we recorded a loss on impairment of $1.9 million related to certain components of the RT001 topical Fill/Finish Line. There was no loss on impairment recorded for the three and nine months ended September 30, 2017. Nonetheless, it is reasonably possible that our estimate of the recoverability of the equipment's carrying value could change.
Total Operating Expenses
Total operating expenses for the three and nine months ended September 30, 2017 and 2016, were $30.8 million and $84.9 million and $17.8 million and $61.8 million, respectively. Total operating expenses include non-cash stock-based compensation and depreciation expenses. Stock-based compensation was $3.1 million and $9.8 million for the three and nine months ended September 30, 2017, respectively, and $2.8 million and $9.0 million for the same periods in 2016, respectively. Depreciation expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, and $0.4 million and $1.1 million for the same periods in 2016, respectively.
Net Non-Operating Expenses
Interest Income
Interest income consists primarily of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. Interest income for the three and nine months ended September 30, 2017 is materially consistent with the same periods last year.
Interest Expense
Interest expense, includes cash and non-cash components with the non-cash components consisting of effective interest recognized on the financing obligations and interest capitalized for assets constructed for use in operations.

The interest expense by cash and non-cash components is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Interest expense
Cash related interest expense(1)	$63	$158	(60)%	$259	$542	(52)%

Non-cash interest expense
Effective interest on financing obligations	62	98	(37)%	217	315	(31)%
Non-cash capitalized interest expense (2)	(21)	—	(100)%	(37)	—	(100)%
Non-cash interest expense	41	98	(58)%	180	315	(43)%

Total interest expense	$104	$256	(59)%	$439	$857	(49)%

(1)	Cash related interest expense included interest payments on the Essex Notes.

(2)	Capitalized interest expense pursuant to Accounting Standards Codification Topic 835, Interest.
Interest expense for the three and nine months ended September 30, 2017 decreased by 59% and 49%, compared to the same periods in 2016, primarily due to the decreasing interest on the equipment leases with Essex Capital as the leases approach maturity.
Change in Fair Value of Derivative Liability Associated with Medicis Settlement
The Product Approval Payment associated with Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability is remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid. The loss recorded during the nine months ended September 30, 2017 reflects an increase to the valuation of the derivative liability based on assumptions related to the development of RT002 injectable for glabellar lines.
Total Net Non-Operating Expenses
The total net non-operating expenses is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Interest income	$341	$306	11%	$999	$940	6%
Interest expense	(104)	(256)	(59)%	(439)	(857)	(49)%
Change in fair value of derivative liability associated with Medicis settlement	(44)	(167)	(74)%	(211)	(595)	(65)%
Other expense, net	(128)	(138)	(7)%	(386)	(406)	(5)%
Total net non-operating expenses	$65	$(255)	(125)%	$(37)	$(918)	(96)%

Our total net non-operating expense for the three and nine months ended September 30, 2017 decreased by 125% and 96%, respectively, compared to the same periods in 2016, primarily due to a decrease in interest expense, as described above, and the change in fair value of the derivative liability associated with the Medicis settlement. The decrease in the change in the fair value of derivative liability associated with the Medicis settlement is primarily due to recording additional expense in 2016 to increase to the valuation of the derivative liability based on time-based discounting and interest rates.

Liquidity and Capital Resources
Through September 30, 2017, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. On March 7, 2016, we entered into an at-the-market sales agreement, or the 2016 ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. During the nine months ended September 30, 2017, we sold 1,802,651 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, which was comprised of gross proceeds after commissions of $38.8 million net of offering expenses of $0.6 million.

We have never been profitable and, as of September 30, 2017, had an accumulated deficit of $506.3 million. We incurred net losses of $30.7 million and $84.7 million in the three and nine months ended September 30, 2017, respectively. We incurred net losses of $18.0 million and $62.5 million in the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had cash, cash equivalents, and investments of $153.4 million. We expect to continue to incur net operating losses for at least the next several years as we advance RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.
Cash Flows
We derived the following summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(66,946)	$(46,359)
Net cash provided by (used in) investing activities	22,490	(22,656)
Net cash provided by (used in) financing activities	37,278	(1,974)

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

Cash used in operating activities of $66.9 million during the nine months ended September 30, 2017 resulted primarily from our net loss of $84.7 million offset by stock-based compensation expense of $9.8 million, depreciation expense of $1.1 million, amortization on investment premiums of $0.4 million, and other adjustments of $0.4 million. The increase in our net operating assets and liabilities by $6.0 million was primarily due to an increase in prepaid and other current assets by $4.6 million and accounts payable by $2.7 million, offset by decreases in accruals and other current liabilities by $0.8 million and non-current assets by $0.5 million.

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
Cash Flows from Investing Activities
Cash provided by investing activities was $22.5 million for the nine months ended September 30, 2017 consisting of $36.0 million for purchases of investments, $2.0 million for purchases of property and equipment, and $0.1 million payment for the acquisition of in-process research and development (Note 3) offset by maturities of short-term investments of $60.7 million.

Cash used in investing activities was $22.7 million for the nine months ended September 30, 2016 consisting of $159.8 million for purchases of investments, $1.8 million payment for the acquisition of in-process research and development (Note

3), and purchases of property and equipment of $1.2 million offset by sales and maturities of short-term investments of $140.1 million.

Cash Flows from Financing Activities
Cash provided by financing activities was $37.3 million for the nine months ended September 30, 2017 comprised of proceeds from issuance of common stock net of commissions of $38.8 million, proceeds from the exercise of stock options and ESPP purchases of $2.1 million offset by principal payments on our financing obligations of $2.7 million and other adjustments of $0.9 million.

Cash used in financing activities was $2.0 million for the nine months ended September 30, 2016 comprised of proceeds from the exercise of stock options and ESPP purchases of $1.3 million offset by principal payments on our financing obligations of $2.6 million and other adjustments of $0.6 million.

Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term to initiate and complete clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications. We believe that our existing capital resources, the net proceeds from our IPO, net proceeds from our follow-on public offerings, and net proceeds from our at-the-market offerings will be sufficient to fund our operations for at least the next 12 months following the filing of this Form 10-Q. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017, except as described in Footnote 2 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Our future minimum contractual commitments have not changed materially from the amounts previously reported, except as described below.
On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in seven years, unless terminated sooner by either party. In accordance with the Services Agreement, the Company will have minimum purchase obligations based on its production forecasts. As of September 30, 2017, the Company made non-refundable advanced payments of $1.2 million in accordance with the terms of the arrangement. The remaining services are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.

Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $153.4 million and $185.5 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency and treasury obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the nine months ended September 30, 2017 and 2016, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. From May 2015 until July 2017, the Company and certain of its directors and executive officers were subject to a securities class action complaint, pending in the Superior Court for the County of Santa Clara, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al., Case No. 15-CV-287794 (previously assigned Case No. CIV 533635 prior to transfer from San Mateo Superior Court). On October 31, 2016, the parties executed a stipulation of settlement (the "Stipulation"), pursuant to which, in exchange for a release of all claims by the plaintiff class, the Company agreed to settle the litigation for $6.4 million in cash, of which $5.9 million was covered by its insurance policies. The Stipulation maintains that the defendants, including the Company, deny all wrongdoing and liability related to the litigation. On July 28, 2017, the Court granted final approval of the Settlement, as set forth in the Stipulation, and entered a Judgment dismissing the action with prejudice, thereby ending the litigation. This litigation did not have a material adverse effect on our business, results of operations, financial position or cash flows.

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
We completed RT001 topical Phase 3 clinical trials for the treatment of lateral canthal lines (crow’s feet) and initial Phase 2 clinical trials for the treatment of primary axillary hyperhidrosis (excessive under arm sweating). However, we discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment of axillary hyperhidrosis in June 2016, following results from our REALISE 1 Phase 3 clinical trial, which was designed to evaluate the safety and efficacy of RT001 topical compared to placebo in subjects with moderate to severe crow's feet and did not achieve its co-primary or other endpoints.
We have invested substantial efforts and financial resources in the research and development of RT002 injectable. We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program. We expect to report topline results from those trials in the fourth quarter of 2017. In addition to the two planned pivotal trials, the Phase 3 program includes the SAKURA open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. We expect to complete the long-term safety study in the second half of 2018. In October 2017, we completed enrollment of more than 2,100 subjects at multiple sites in the United States and Canada for SAKURA 3. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks. We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications. In October 2015, we reported results from BELMONT, a Phase 2 active comparator clinical trial against the market leader BOTOX® Cosmetic. The data from the BELMONT trial showed that all doses of RT002 injectable achieved highly statistically significant efficacy at four weeks as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated. These results may not be indicative of results from future trials.
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

In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study is evaluating the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. In April 2017, we expanded our plantar fasciitis Phase 2 program from a single-site study to a multi-center study with protocol updates. The primary efficacy endpoint is the reduction in the visual analog scale (VAS) for pain in the foot and subjects will be followed for 16 weeks following treatment. In October 2017, we completed patient enrollment and preliminary topline results from this study are expected in 2017.
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
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates. Based on discussion with the FDA at a Pre-Phase 3 meeting in the second quarter of 2016 and the minutes received following the meeting, we submitted an IND in the United States and initiated subject dosing in Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in 2016. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program and in October 2017, we completed enrollment of SAKURA 3. We also plan to move forward with studies required for submission of a BLA. Such studies may increase the time, expense and uncertainty of our RT002 injectable development program, including, for example, because results of such studies may indicate to us a further need to refine the RT002 injectable product candidate.
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
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, RT002 injectable and RT001 topical. In particular, our clinical programs for RT002 injectable and RT001 topical will require substantial additional funds to complete. We have recorded net losses of $30.7 million and $84.7 million, and $18.0 million and $62.5 million, for the three and nine months ended September 30, 2017 and 2016, respectively, had an accumulated deficit through September 30, 2017 of $506.3 million and had a working capital surplus of $134.8 million as of September 30, 2017, primarily as a result of our IPO, June 2014 and November 2015 follow-on public offerings, and at-the-market, or ATM, offerings in 2015 and 2017. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of September 30, 2017, we had capital resources consisting of cash, cash equivalents, and investments of $153.4 million. We raised aggregate net proceeds of $98.6 million in our IPO in February 2014, aggregate net proceeds of $131.3 million and $126.2 million in our follow-on public offerings in June 2014 and November 2015, respectively. In addition, we raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016. On March 7, 2016, we entered into the 2016 ATM Agreement with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. In 2017, we sold 1,802,651 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, after commissions and other offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, RT001 topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable and any future product candidates.
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

Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
We constructed a fill/finish line dedicated to the manufacture of RT001 topical and to support our regulatory license applications. We discontinued clinical development of RT001 topical for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. During the year ended December 31, 2016 we recorded a loss on impairment of $9.1 million related to certain components of the RT001 topical fill/finish line and other long-lived assets. During the nine months ended September 30, 2017, the Company assessed the RT001 fill/finish line and these other long-lived assets for impairment indicators and did not record a loss on impairment. As of September 30, 2017, the fill/finish line and these other long-lived assets had net book values of $5.1 million and $0.3 million, respectively. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which make it difficult to assess our future viability.*
We are a clinical-stage biotechnology company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or RT001 topical. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $30.7 million and $84.7 million, and $18.0 million and $62.5 million, for the three and nine months ended September 30, 2017 and 2016, respectively, had an accumulated deficit through September 30, 2017 of $506.3 million and had a working capital surplus of $134.8 million as of September 30, 2017, primarily as a result of our February 2014 IPO, June 2014 and November 2015 follow-on public offerings, and sales under our 2015 ATM Agreement and 2016 ATM Agreement. The net proceeds from the sale of the shares in our IPO, June 2014 and November 2015 follow-on public offerings, and ATM offerings in 2015 and 2017, after deducting the underwriters’ discount, commissions, and other offering expenses related to the IPO and follow-on offerings, were approximately $98.6 million, $131.3 million, $126.2 million, $10.0 million, and $38.2 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
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
We and our manufacturers purchase the materials necessary to produce RT002 injectable for our clinical trials from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials and, if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through American Peptide Company, Inc., or American Peptide, which was acquired by Bachem. We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe that we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of RT002 injectable or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of RT002 injectable or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms and at sufficient quality levels or in adequate quantities if at all, the development of RT002 injectable and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

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
To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization and we may experience difficulties in managing this growth.*
As of September 30, 2017, we had 131 full-time employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
A relatively small number of existing stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of September 30, 2017, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 75.4% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
July 1 through July 31, 2017	344	$26.40	—	—
August 1 through August 31, 2017	—	—	—	—
September 1 through September 30, 2017	978	25.17	—	—
Total	1,322	$25.49	—	—

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

REVANCE THERAPEUTICS, INC.

Date: November 3, 2017	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Chief Business Officer (Duly Authorized Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1	Executive Employment Agreement by and between the Company and Todd Zavodnick, dated as of September 18, 2017					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

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