Form 10-K
period 2017-12-31
Revance Therapeutics, Inc.
filed 2018-03-02
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $672.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $26.40 per share for such date.
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 23, 2018: 36,684,782
DOCUMENTS INCORPORATED BY REFERENCE
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

•	our expectations regarding our future development of RT002 injectable and our topical product candidate for other indications;

•	our expectations regarding the development of future product candidates;

•	the potential for commercialization by us of RT002 injectable, if approved;

•	our expectations regarding the potential market size, opportunity and growth potential for RT002 injectable and our topical product candidate, if approved for commercial use;

•	our belief that RT002 injectable and our topical product candidate can expand the overall botulinum toxin market;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•	our ability to manufacture in our facility and to scale up our manufacturing capabilities and those of future third-party manufacturers if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, and strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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
Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, formulated with our patented and proprietary peptide technology, to address unmet needs in large and growing neuromodulator markets. Our proprietary peptide technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical. We are pursuing clinical development for RT002 injectable in a broad spectrum of aesthetic and therapeutic indications and are planning to conduct additional preclinical development of our topical program. Neither of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights to RT002 injectable and our topical product candidate, and the pharmaceutical uses of our proprietary peptide technology. RT002 injectable is a novel, injectable formulation of botulinum toxin type A designed to be a targeted and long-acting injectable botulinum toxin treatment. We are studying RT002 injectable for aesthetic indications, such as glabellar (frown) lines and therapeutic indications, such as cervical dystonia and plantar fasciitis. We believe RT002 injectable has the potential to expand into additional aesthetic and therapeutic indications in the future.

PIPELINE	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	2018 PLANNED MILESTONES

Glabellar (Frown) Lines (RT002)					Complete Phase 3 open-label - 2H 2018

Cervical Dystonia (RT002)					Initiate Phase 3 program - 2Q 2018

Plantar Fasciitis (RT002)					Complete Phase 2a 16-week study - Q1 2018

Topical Program
Our Product Candidates
DaxibotulinumtoxinA for Injection (RT002), or RT002 Injectable
We are developing an injectable formulation of botulinum toxin type A, which we refer to as RT002 injectable, for indications where a long-lasting effect is desired. We believe, and our preclinical and clinical studies using RT002 indicate, that daxibotulinumtoxinA combined with our novel peptide may permit safe administration of higher doses of botulinum toxin and may result in long-lasting effect. We are initially focusing on developing RT002 for the treatment of glabellar lines, cervical dystonia, and plantar fasciitis.
Glabellar Lines
Glabellar (frown) lines are the result of the gathering of the tissue between the eyebrows into a fold. They are caused by the repeated action of underlying muscles associated with facial expression. Years of squinting and frowning tend to leave deep wrinkles in the skin between the eyebrows and on the bridge of the nose, across the forehead and at the corners of the eyes. On many people, frown lines produce an angry or sad look that detracts from a pleasant facial appearance. Physical, emotional, and social reasons for treating frown lines and forehead furrows include improved appearance and enhanced self-esteem. The most common cosmetic use of BOTOX® Cosmetic is for the treatment of glabellar lines, which we believe represent a global opportunity of nearly $1 billion in 2016. In general, consumers enjoy the benefits of currently available botulinum toxin injections and express a high rate of satisfaction. However, consumers are less satisfied with the duration and longevity of currently available botulinum toxin injections.
Botulinum toxin treatment of glabellar lines is the largest proportion of cosmetic neuromodulator sales in the United States and, according to the American Society for Aesthetic Plastic Surgery, botulinum toxin treatment is the number one nonsurgical cosmetic procedure in the United States. According to market research Revance conducted in October 2017, which involved a quantitative study with 80 dermatologists and plastic surgeons, 80% of the physicians surveyed stated that longer duration is extremely important in their selection of which botulinum toxin to use for the treatment of glabellar lines, and 59% stated duration is the most important unmet need not addressed by currently available botulinum toxin products. When asked why their patients request to change from one approved botulinum toxin to another, 68% said it is because the treatment did not last as long as the patient expected. The quantitative survey also included eighty patients. When asked what attributes an ideal wrinkle treatment would include, duration was cited as the number one reason by 56% of patients.
Also, in Revance's primary qualitative market research among aesthetic physicians, patients, and office practice managers indicated that they were very impressed by the clinical data generated in the RT002 Phase 2 BELMONT study. In fact, a majority of those physicians interviewed reported that if RT002 injectable demonstrated similar results in Phase 3 trials the increased duration of effect would cause them to change their treatment or purchase habits from currently available botulinum toxins to include RT002 injectable. Duration of effect was reported in the qualitative market research to be the greatest unmet need and the primary driver of adoption amongst physicians, patients, and office managers.
We believe that a product that shows increased persistence of effect over time, with a slower return to baseline and a meaningful consumer benefit up to six months would better fit the current treatment regimen and consumer habits. Quantitative market research shows that the majority of consumers only visit their physicians twice per year for treatments and the longer duration would mean that they would enable patients to remain more satisfied between treatments.
We believe that RT002 injectable may provide the following benefits to patients and physicians for treatment of glabellar lines, as compared to BOTOX® Cosmetic:

•	RT002 injectable may permit longer lasting effect up to 6 months and increase response rates.

•
RT002 injectable may also provide the ability to administer higher doses without associated adverse events. This could potentially decrease unwanted side effects like eyelid ptosis (droopy eyelids), which leads to patient dissatisfaction.

We believe that RT002 injectable may provide the following benefits to physicians:

•	RT002 injectable may be simple to use and consistent with the method of administration of current treatments.

•	RT002 injectable may lead to more sustained patient satisfaction between treatments, which is critical for self-pay procedures.

•	RT002 injectable could potentially enable physicians to expand their practices by appealing to consumers who are unwilling to come in multiple times per year to sustain the benefits of treatment.

•
Physicians may be willing to pay more for RT002 injectable compared to currently available neuromodulators with the belief that they could easily pass that cost along to their patients, who would be willing to pay for increased duration of effect.

•	In Phase 2 and Phase 3 studies, RT002 injectable appeared to be well-tolerated with no significant safety concerns.
Development of RT002 Injectable for Treatment of Glabellar Lines
Phase 3 Clinical Trials. We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. In December 2017, we announced positive top-line results from our SAKURA Phase 3 program.

The Phase 3 clinical program includes two randomized, double-blind, placebo-controlled pivotal trials (named SAKURA 1 and SAKURA 2) to evaluate the safety and efficacy of a single administration of RT002 for the treatment of moderate to severe glabellar lines in adults. The SAKURA 1 and SAKURA 2 trials enrolled more than 600 subjects at 30 sites in the United States and Canada. In both trials, subjects were randomized in a 2:1 ratio to either the RT002 or placebo treatment groups, respectively. Post-treatment, subjects were followed for at least 24 weeks and up to 36 weeks. The primary efficacy endpoint of the pivotal trials was a composite of the proportion of subjects who achieve a score of 0 or 1 (none or mild) and a two-point improvement from baseline in glabellar line severity on the Investigator Global Assessment-Facial Wrinkle Severity (IGA-FWS) and Patient Facial Wrinkle Severity (PFWS) scales, at maximum contraction (frown), at Week 4. Duration of the reduction of severity of the glabellar lines was assessed as a secondary efficacy endpoint in the Phase 3 pivotal trials.

In December 2017, we announced top-line results for the SAKURA 1 and SAKURA 2 pivotal trials:

Primary Endpoint. Both SAKURA 1 and SAKURA 2 met the primary composite endpoint by delivering highly statistically significant improvement against placebo in reducing the severity of glabellar lines. The percentage of RT002-treated patients who had none or mild wrinkles and achieved at least a two-point improvement from baseline on both validated physician and patient assessments was 73.6 percent in SAKURA 1 and 74.0 percent in SAKURA 2 compared to placebo (p<0.0001) at Week 4. Also, at that time point, 88 percent of RT002-treated patients in SAKURA 1 and 91 percent of RT002 patients in SAKURA 2 said they were very satisfied or satisfied with their treatment experience.

Secondary Duration Endpoints. There were several secondary endpoints used to evaluate duration of effect, including the proportion of patients achieving none or mild response on IGA-FWS compared to placebo, median duration for time to loss of none or mild wrinkle severity on both IGA-FWS and PFWS, and median duration for time to return to baseline on both IGA-FWS and PFWS. The percentage of RT002-treated patients who achieved a none or mild response on IGA-FWS was 35.3 percent in SAKURA 1 and 29.4 percent at SAKURA 2 compared to placebo (p<0.0001) at Week 24. The median duration for time to loss of none or mild wrinkle severity on both IGA-FWS and PFWS for RT002-treated patients was 24.0 weeks for SAKURA 1 and 23.9 weeks for SAKURA 2. The median duration for time to return to baseline wrinkle severity on both IGA-FWS and PFWS for RT002-treated patients was 27.7 weeks for SAKURA 1 and 26.0 weeks for SAKURA 2. For comparison, an additional exploratory duration endpoint was evaluated, which mirrors the duration measure used in the BELMONT Phase 2 study. This endpoint, was the median duration of greater or equal to 1 point improvement from baseline on IGA-FWS for RT002-treated patients, and the results were 24.1 weeks for both SAKURA 1 and SAKURA 2, and 23.6 weeks for BELMONT.

In addition to SAKURA 1 and SAKURA 2, the SAKURA Phase 3 program includes a long-term, open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. In the fourth quarter of 2017, we completed enrollment of more than 2,500 subjects at 66 sites in the U.S. and Canada for SAKURA 3. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks. We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications. Assuming successful completion of our SAKURA Phase 3 program in the second half of 2018, we plan to file marketing applications first in the United States followed by the European Union, Canada, and certain Latin American and Asian countries. If approved, we believe RT002 injectable has the potential to address significant unmet needs in these markets.

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

Pre-Phase 3 FDA Interactions. In 2016, we completed a pre-Phase 3 meeting with the U.S. Food and Drug Administration, or FDA, regarding RT002 injectable for the treatment of glabellar lines. Based upon the discussion with the FDA and the minutes received following the meeting, we submitted an Investigational New Drug Application (IND) for the SAKURA Phase 3 clinical program for RT002 in glabellar lines and other supportive studies required for a Biologics License Application (BLA) submission.

Phase 1 and 2 Clinical Trials. RT002 has demonstrated long-lasting effect and appeared to provide safe administration of botulinum toxin in Phase 1 and 2 clinical trials, even at high targeted doses. Long-lasting effect was first demonstrated in 2014 in the final cohort of a four-cohort Phase 1/2 clinical dose escalation trial conducted outside the United States for improvement of glabellar lines. In the trial, RT002 injectable met its primary efficacy and safety endpoints. The open-label, dose escalating, Phase 1/2 trial enrolled 48 adults. All subjects had moderate to severe wrinkles at baseline, measured using the 4-point Global Line Severity Scale (GLSS). In summary, the data showed:

•	96% of subjects were rated with None or Mild wrinkle severity at maximum frown 4 weeks post-treatment using the GLSS as assessed by the clinical investigator.

•	83% of subjects assessed themselves as achieving None or Mild wrinkles at maximum frown at the same time point.

•
In the final cohort, which was the only cohort where duration of effect was measured, RT002 injectable achieved a median duration of 29.4 weeks or seven months based on both investigator and subject Glabellar Line Severity Scale scores better than baseline.

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
Based on the results of this study, in 2015 we conducted BELMONT, a Phase 2, Randomized, Double-Blind, DosE Ranging, Active and PLacebo Controlled, Multi-Center Study to Evaluate the Safety, Efficacy, and Duration of Effect Of RT002, a BotuliNum Toxin Type A for Injection, injectable to treat glabellar lines. The primary endpoints for the study were the investigator's assessment of glabellar line severity at maximum frown at Week 24 based upon the subject response definition of at least a 1 point improvement from baseline on the IGA-FWS scale and median duration of effect from the date of treatment back to baseline severity. The BELMONT trial evaluated treatment for glabellar lines in 268 subjects with moderate to severe glabellar lines at nine investigational sites in Canada. The trial compared the safety, efficacy and duration of three doses of RT002 injectable, the labeled dose of BOTOX® Cosmetic/VISTABEL® and a placebo control in a randomized 1:1:1:1:1 trial design. In 2015, we reported positive 24-week results from the trial that showed RT002 injectable achieved its primary efficacy measurement with high statistical significance. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration, compared to BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated.
Cervical Dystonia and Other Muscle Movement Disorders
We have also been developing RT002 for the treatment of cervical dystonia, a muscle movement disorder. We will continue to evaluate development for other therapeutic indications, such as neurological movement and other disorders, based on the results of our current preclinical studies and clinical trials. Muscle movement disorders, such as cervical dystonia, are neurological conditions that affect a person's ability to control muscle activity in one or more areas of the body. Muscle spasticity happens after the body's nervous system has been damaged, most commonly by a stroke, disease, or trauma. While not life-threatening, spasticity can be painful and may have a significant effect on a person's quality of life. Certain tasks, like getting dressed or bathing, become difficult, and a person's self-esteem may be affected by an abnormal posture. Common muscle movement disorders include cervical dystonia (excessive pulling of the muscles in the neck and shoulder), upper or lower limb spasticity (stiffness in muscles), and blepharospasm (involuntary closing of the eyelids). Botulinum toxin type A has proven safe and effective for such uses, as the most common treatment for muscle movement disorders is to relax the muscle by injecting it with botulinum toxin. We believe that muscle movement disorders have accounted for over $1 billion of therapeutic neuromodulator sales globally in 2016.
RT002 Injectable for Treatment of Cervical Dystonia
In 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable to evaluate safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia symptoms of the neck. In December 2016, we announced positive interim results from the Phase 2 clinical trial. The interim data showed that RT002 injectable appeared to be generally safe and well-tolerated, demonstrated a median duration of at least 24 weeks for the first cohort of the study, and displayed a clinically significant impact on cervical dystonia signs and symptoms. The trial enrolled 37 subjects and follows three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units. In May 2017, we announced positive 24-week topline results in all three cohorts from the Phase 2 trial. The topline data demonstrated a median duration of at least 24 weeks for all three cohorts.

Key results of the cervical dystonia trial are as follows:

Safety. In all three cohorts, RT002 injectable appeared to be generally safe and well-tolerated through Week 24. There were no serious adverse events and no dose-dependent increase in adverse events. The treatment-related adverse events were transient and mild to moderate in severity, except for one case of neck pain reported as severe, with a duration of 2 days. The most common adverse events were dysphagia, or difficulty in swallowing (14%), of which all cases were mild in severity, injection site redness (8%), bruising (5%), injection site pain (5%), muscle tightness (5%) and muscle weakness (5%). For reference, trials for botulinum type A products approved to treat cervical dystonia have reported adverse events for dysphagia ranging from 13% to 39%.

Efficacy. The trial’s 4-week primary efficacy measurement was the improvement in dystonia symptoms as determined by reduction from baseline on the Toronto Western Spasmodic Torticollis Rating Scale (TWSTRS)-Total score. RT002 injectable showed a clinically significant mean reduction of 16.8 from baseline, or 38%, across all three cohorts at Week 4. This reduction continued to increase to 50% at Week 6 for all subjects, was 42% at Week 12 and was maintained at or above 30% through Week 24. Clinically meaningful mean reductions in the TWSTRS Severity, Disability and Pain subscales were consistent and observed at all follow-up visits across all subjects. For reference, placebo-controlled trials for botulinum toxin type A products approved to treat cervical dystonia had a reduction in the TWSTRS-Total score from baseline of 21% to 26% at Week 4 and 13% to 16% at Week 12.

Duration of Effect. The median duration of effect was at least 24 weeks for each of the three dose cohorts studied. Duration of effect was defined as the number of weeks from treatment until the return of signs and symptoms that warrant retreatment, based on subjects reaching their target Toronto Western Spasmodic Torticollis Rating Scale (TWSTRS) score. For reference, treatment with currently approved neuromodulators for cervical dystonia calls for injection of botulinum toxin approximately every 3 months (12 weeks), or 4 times per year.

FDA and EMA Interactions. In November 2017, we completed our End-of-Phase 2 meeting with the FDA and received Scientific Advice from the EMA regarding RT002 for the treatment of cervical dystonia. Based on the Phase 2 safety and efficacy results and guidance from the FDA and EMA, we plan to initiate our Phase 3 program for cervical dystonia in the second quarter of 2018. In November 2017, the FDA also granted orphan drug status to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults.
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
Symptoms can last six months or more, sometimes requiring surgery. In the United States alone, more than two million patients undergo treatment for plantar fasciitis each year. Treatment options for less severe cases include leg and foot stretching exercises, nonsteroidal anti-inflammatory drugs, shoe inserts, heel pads, and night splints. More severe or refractory cases are currently treated with steroid injections, extracorporeal shock wave therapy, platelet rich plasma injections, and/or surgery. Preclinical and clinical research suggests a neuromodulator candidate such as RT002 injectable may provide patients with sustained relief from chronic heel pain and support healing of the plantar fascia without the risks of plantar fascia rupture or atrophy of the fat pad that can occur with corticosteroid injections, a common treatment.
Botulinum toxin is not currently approved for treating plantar fasciitis; the clinical endpoints, however, are well established. Published estimates place the annual U.S. evaluation and treatment market for plantar fasciitis at more than $250 million, and we believe the market could grow significantly larger if patients had a compelling neuromodulator treatment option.

RT002 Injectable for Treatment of Plantar Fasciitis
In 2016, we initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The study completed enrollment of 59 subjects in the United States in October 2017. The study's primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score (AOFAS).
In January 2018, we announced the interim 8-week Phase 2a results for the plantar fasciitis trial. The trial’s primary endpoint, the reduction in the patient-reported visual analog scale (VAS) for pain at Week 8, showed a robust impact on pain, with a greater than 50% reduction for patients treated with RT002. In the intent-to-treat population, a mean reduction in the VAS score of 54.2% from baseline was achieved with RT002, compared with a 42.6% reduction in the placebo group, which upon further subgroup analysis, was driven primarily by a strong placebo response in the control group at three of the five study sites. While the results are not statistically significant (p=0.39) , RT002 provided patients with considerable pain relief. Similar numeric trends were seen in the secondary and exploratory endpoints. RT002 appeared to be generally safe and well-tolerated through Week 8. The majority of adverse events in both treatment groups were mild in severity. There were no treatment-related serious adverse events. The most common treatment-related adverse events for RT002 and placebo were injection site pain (10.0 percent and 10.3 percent) and muscle weakness (3.3 percent and 3.4 percent), both respectively, all of which were classified as mild in severity. The Company plans to complete the 16-week trial and then expects to conduct another Phase 2 trial with a modified design to demonstrate the ability of RT002 to treat plantar fasciitis in the second half of 2018.
DaxibotulinumtoxinA Topical
DaxibotulinumtoxinA Topical is a topical formulation of botulinum toxin type A. The botulinum toxin in our topical product candidate blocks neuromuscular transmission by binding to receptor sites on motor or sympathetic nerve terminals, entering the nerve terminals and inhibiting the release of specific neurotransmitters. The topical product candidate is designed to provide treatment with no needles, no downtime, no bruising, and no pain.
We previously completed topical clinical trials for the treatment of lateral canthal lines (crow’s feet) and primary axillary hyperhidrosis, but discontinued further clinical development in 2016 following the results of our REALISE 1 Phase 3 clinical trial using topical to treat crow's feet. We plan to study our topical in a preclinical setting for therapeutic and aesthetic applications where topical administration of a neuromodulator provides a meaningful advantage over injection.

Preclinical Program

In accordance with international guidelines and in consultation with the FDA, we previously conducted a nonclinical topical development program. The program included preclinical efficacy, safety bioavailability and single and repeat dose toxicity studies of our topical product candidate, including chronic studies of up to nine months' duration. Genotoxicity, local tolerance and formulation bridging studies were also conducted, along with reproductive toxicity testing. Together, these studies support future clinical development.

Based on the results of additional preclinical studies, we plan to evaluate further development of indications for our topical candidate, such as axillary hyperhidrosis, neuropsychiatric disorders, and chronic inflammatory diseases.
Our Technology
Our Proprietary Peptide Technology
Combining our proprietary peptide technology with active drug macromolecules such as daxibotulinumtoxinA may help address currently unfulfilled needs in aesthetic medicine and therapeutic categories. Employing our proprietary peptide technology may ensure overall formulation performance of the RT002 injectable where the focus is on delivering the first potentially long-acting neuromodulator. Our daxibotulinumtoxinA compound is often referred to as "a pipeline within a product," as there are multiple indications that may potentially be treated by our daxibotulinumtoxinA compound.

RT002 Injectable Delivery of Botulinum Toxin
RT002 injectable utilizes our proprietary botulinum toxin-peptide complex in a saline-based formulation. In RT002 injectable, the peptide interacts with both extracellular structures and cell surface receptors in the targeted muscle. This interaction restricts the toxin molecule to the target site and potentially reduces unwanted spread to other neighboring muscles. We believe that by limiting the spread of RT002 injectable to neighboring muscles, RT002 injectable is likely to be better tolerated at higher doses than BOTOX® Cosmetic. Additionally, at doses where the spread of BOTOX® Cosmetic and RT002 injectable were compared, RT002 injectable appeared to be more targeted with longer duration in our preclinical studies. Nonclinical and clinical data taken together suggest that RT002 injectable may provide long duration of effect at the target muscle and reduce spread to untargeted muscles.
The Botulinum Toxin Opportunity
Botulinum toxin is a protein and neuromodulator produced by Clostridium botulinum. Since 1989 botulinum toxin in an injectable dose form has been used to treat a variety of aesthetic and therapeutic indications in the United States and globally. Botulinum toxin has been approved for a variety of therapeutic indications including cervical dystonia, upper limb spasticity, blepharospasm, strabismus associated with neurological movement disorders, hyperhidrosis, migraine headache, overactive bladder and, most recently, lower limb spasticity. In the United States, botulinum toxin has been approved to treat three aesthetic indications, glabellar lines, forehead lines and lateral canthal lines, although we believe botulinum toxin to be widely used for other aesthetic indications. Three products, Allergan’s BOTOX® Cosmetic, Ipsen and Galderma’s Dysport®, and Merz’s Xeomin®, each of which is delivered in an injectable form, have been approved for the treatment of glabellar lines in the United States.
According to Global Industry Analysts, Inc. or GIA, the global opportunity for botulinum toxin was estimated to be $4.0 billion in 2017 compared to $3.6 billion in 2016. The market is projected to reach $7.4 billion by 2024, registering a compounded annual growth rate of 9.6% over the analysis period of 2016 to 2024. In 2017, the aesthetic segment amounted to $1.6 billion while therapeutic indications totaled $2.4 billion. We expect continued growth to be driven by new indications and product launches in new geographies. According to clinicaltrials.gov, as of December 31, 2017 there were more than 170 active clinical trials for a wide range of uses of botulinum toxin, with approximately one-fourth of these identified as being in Phase 3 clinical development. While we are unaware of any clinical trials for potentially competitive long-lasting products that may be commercialized before RT002 injectable, it is possible that clinical trials for such potentially competitive products have occurred or are occurring.
The Opportunity for Botulinum Toxins for Aesthetic Indications
Today’s culture places significant value on physical appearance, leading to widespread adoption of anti-aging and aesthetic treatments. Aesthetic treatments have grown dramatically in the United States, driven by a large population of consumers who are looking to delay signs of aging and improve general appearance.
Injectable botulinum toxin treatments are the single largest cosmetic procedure in the United States and the rest of the world. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, a strong consumer preference for non-surgical options and the increasing availability of effective alternatives have prompted adoption of non-surgical aesthetic procedures by a broader patient population. These trends have made non-surgical procedures the primary driver of growth in aesthetic medicine, accounting for 85% of the total number of procedures performed in 2016, according to the ASAPS annual statistics. Injectable botulinum toxin was the most frequently performed non-surgical procedure in 2016, with 4.6 million procedures in the US, a 7.8% increase over 2015. Injectable treatments overall, botulinum toxins and dermal fillers, increased 10.1% in 2016, according to ASAPS. Injectable botulinum toxin treatments have been the number one nonsurgical procedure since 2000, according to ASAPS. The number of procedures surpassed 4.5 million annually for the first time in 2016.
The Opportunity for Botulinum Toxins for Therapeutic Indications
While currently approved botulinum toxin products may be better known for their aesthetic applications, according to GIA, the fastest-growing segment for botulinum toxin treatments in the United States and Europe is actually for therapeutic indications. This growth has been driven largely by the approval of botulinum toxin products in new indications such as preventive treatment of chronic migraine headache and upper limb spasticity in 2010, urinary incontinence in 2011, overactive bladder in 2013, and lower limb spasticity in 2016. Botulinum toxin’s ability to affect neuromuscular junctions, muscle activity or the release of neuropeptides, neurotransmitters and neuromediators in a controlled manner has enabled it to be developed and used in a wide range of therapeutic indications.

In addition to the approved therapeutic indications mentioned above, botulinum toxin products are being evaluated in clinical trials in multiple other therapeutic indications including acne, rosacea, skin and wound healing, scar reduction, hair loss treatments, plantar fasciitis and several musculoskeletal conditions.
We believe there is opportunity to improve injectable botulinum toxin use in neurological movement and other disorders. Muscle movement disorders are neurological conditions that affect a person’s ability to control muscle activity in one or more areas of the body. Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke, disease, or trauma. Muscle spasticity can be painful and may have a significant effect on a person’s quality of life. Certain tasks, like getting dressed or bathing, become difficult, and a person’s self-esteem may be affected by an abnormal posture. Common muscle movement disorders include cervical dystonia (excessive pulling of the muscles in the neck and shoulder), and upper or lower limb spasticity (stiffness in arm or leg muscles). Botulinum toxin type A has proven safe and effective for such uses, as the most common treatment for muscle movement disorders is to relax the muscle by injecting it with botulinum toxin. However, such injections must be repeated every 3-4 months and require large doses, typically more than 200 BOTOX® units each treatment. As a result of the discomfort associated with muscle movement disorders and the associated demand for treatment that currently requires up to four visits per year, we believe that there is a significant need for a long-lasting and targeted injectable botulinum toxin.

Hyperhidrosis

According to published medical articles, hyperhidrosis affects approximately nine million people in the United States (or 2.8% of the current population), with approximately half experiencing axillary hyperhidrosis, or underarm excessive sweating. Prevalence in the United States is slightly higher among men than women, but women are more likely to take action to have the condition treated. GIA estimates the global market for treatment of axillary hyperhidrosis with botulinum toxin to be $98 million in 2016. In 2014, the International Hyperhidrosis Society or IHHS fielded a survey among its email subscribers. While it is recognized that consumers who regularly read newsletters from the IHHS are likely to be more severe sufferers and those who are more likely to treat their disease, this survey does provide up to date information on this population. Additionally, we believe that these consumers may be early adopters of new treatments. In this population, hyperhidrosis is a multi-focal disease where the majority of people (81%) suffer in more than one focal area in addition to their underarms, most commonly the hands and feet. Among this group of consumers, 90% have sought assistance from a medical professional (compared to 38% cited in medical literature that describes the general population of hyperhidrosis sufferers). Of the 90% who seek medical assistance, 79% receive a diagnosis of hyperhidrosis, and of those, 87% seek some type of treatment. The most commonly used treatments and percentage of respondents that use each are:

•	Over-the-counter antiperspirants (78%)

•	Prescription antiperspirants (77%)

•	Oral medication (53%)

•	Botulinum Toxin Injections (41%)

•	Iontophoresis, or the use of electrical current on skin (38%)

•	Surgery (13%)

•	Other (10%)

Neuropsychiatric Disorders

Migraine Headache. Migraine headache is a central nervous system disorder characterized as moderate to severe headache and often includes additional symptoms such as nausea and vomiting. The global market for treatment of migraine headache was estimated to be $3.2 billion in 2015 according to a report published by Decision Resource Group. Migraine headache affects more than 38 million people in the United States, of which more than 3 million of whom suffer from chronic migraine headache. In the United States, this debilitating condition results in $36 billion each year in healthcare and lost productivity costs, according to the Migraine Research Foundation. Injected delivery of botulinum toxin has been validated as a therapeutically effective pharmaceutical agent for the preventive treatment of migraine headache. Botox® was approved for the treatment of chronic migraine headache in 2010. In 2017, BOTOX® sales for migraine were estimated to be more than $550 million. However, the treatment requires up to 31 injections in a patient’s head and neck and may have significant side effects, including the potential for injected botulinum toxin to diffuse to neighboring sites causing muscle weakness and pain, sometimes even triggering migraine headache attacks.

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
Eczema. Eczema is another chronic inflammatory skin condition marked by dry, itchy skin. Atopic dermatitis - the most common form of eczema - affects millions of people, including an estimated 6 to 10 percent of children. Early research suggests that there could be a role for botulinum toxin in combating itch by better understanding the interaction of the vascular system in inflammatory skin conditions. While there are available therapies to treat eczema and psoriasis, not all therapies are equally effective.
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
Our Strategy
Our objective is to be a leading provider of neuromodulator products across multiple aesthetic and therapeutic indications in both injectable and topical dose forms and to expand the opportunity for botulinum toxin products. To achieve this objective, we plan to develop and commercialize two proprietary, patent-protected product candidates: first, our RT002 injectable, followed by our topical product candidate.
Key elements of our strategy are:

•
Complete RT002 Injectable Clinical Development and File for Marketing Approval in Frown Lines in the U.S. Followed by Europe. We announced positive top-line results for DaxibotulinumtoxinA for Injection (RT002) in alleviating moderate-to-severe glabellar lines in two randomized, double-blind, placebo-controlled pivotal Phase 3 trials that evaluated the safety and efficacy of a single administration of RT002 for the treatment of moderate-to-severe glabellar lines in adults. The SAKURA 1 and SAKURA 2 trials enrolled a total of 609 patients at 30 sites in the United States and Canada. We plan to complete our SAKURA Phase 3 program of RT002 injectable for the treatment of glabellar lines in the second half of 2018. In the first half of 2019, we plan to file a Biologics License Application in the United States to gain marketing approval, followed by filings in other counties.

•
Advance RT002 Injectable Clinical Development for Therapeutic Indications. We reported Phase 2 results for cervical dystonia in November 2017 and Phase 2a results for plantar fasciitis in January 2018. We plan to initiate our Phase 3 program for the treatment of cervical dystonia in the second quarter of 2018. We are evaluating future development of RT002 injectable in other indications where longer-duration, provides enhanced patient care.

•
Build Our Own Sales and Marketing Capabilities To Commercialize RT002 Injectable in North America. We have expanded our pre-commercial activities in anticipation of approval of RT002 in glabellar lines. If RT002 injectable is approved for the treatment of glabellar lines by the FDA, we intend to expand our own commercial organization in North America. Specifically, we plan to build a specialty sales force to target key physicians who perform the majority of aesthetic procedures, including dermatologists, plastic surgeons, facial plastic surgeons, and oculoplastic surgeons.

•
Expand the Global Opportunity for Botulinum Toxin Products. We believe RT002 injectable has the ability to expand the botulinum toxin opportunity by appealing to patients who seek a long-lasting effect. We also believe our topical product candidate and other possible dose forms can expand the overall botulinum toxin opportunity beyond the current patient base by bringing in new patients who would prefer a needle-free approach to treatment and a more tolerable procedure.

•
Establish Selective Strategic Partnerships to Maximize the Commercial Potential of our Product Candidates and our Proprietary Peptide Technology. Outside of North America, we plan to evaluate whether to commercialize our product candidates on our own or in collaboration with potential partners and distributors. Specifically, assuming regulatory approval of RT002 injectable outside of the United States, we will evaluate whether to build in-house commercial capabilities in one or more countries outside of the U.S. and Canada or to seek commercialization partners to maximize the profitability of RT002 injectable. Additionally, our proprietary peptide technology can be used for molecules other than botulinum toxin. We plan to partner or license the peptide technology opportunistically to monetize our technology platform.

•
Maximize the Value of our Botulinum Toxin Cell Line and Manufacturing Assets. We have developed an integrated manufacturing, analytics, research and development facility that is capable of producing proprietary forms of botulinum toxin for Revance and for potential future partners.

Manufacturing and Operations
We have established capabilities for the production of botulinum toxin type A, including bulk drug substance and injectable finished drug product. Botulinum toxin is regulated as a Select Agent under authority of the Centers for Disease Control and Prevention, or CDC, and as such requires that we perform our operations in compliance with CDC regulations. We are in good standing under our Select Agent license with the CDC. We have assembled a team of experienced individuals in the technical disciplines of chemistry, biology and engineering and have appropriately equipped laboratory space to support ongoing research and development efforts in our botulinum toxin product development platform. We have the ability to manufacture our own botulinum toxin bulk drug substance to support our clinical trial programs and eventually, our commercial production. We believe that having direct control over our manufacturing processes will enable us to develop additional pharmaceutical product configurations effectively and with a competitive cost structure. In March 2017, Revance entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc., a contract development and manufacturing organization, to provide us with expanded capacity and a second source for drug product manufacturing to support a global launch of DaxibotulinumtoxinA for Injection (RT002). The Services Agreement also mitigates supply chain risk by giving us a different manufacturing location and reduces future capital and operating expenditures required in our primary manufacturing facility by outsourcing to an experienced partner.
We manufacture and perform testing for both bulk drug substance and finished dosage forms of drug product to support our RT002 injectable candidate. The additional components required for our product lines and the peptide for RT002 injectable are manufactured by third parties under contract with us. See the section entitled “Outsourced Components” below for additional information.

Drug Substance
Manufacture of the drug substance for RT002 injectable is based on microbial fermentation followed by product recovery and purification steps. The process is entirely free of animal and human-derived materials and depends on standard raw materials available commercially. The process is already scaled to support all future commercial demands. Bulk drug substance is stable when stored for extended periods, which allows us to establish reserves of drug substance and allows periodic drug substance production to replenish inventories as needed.
Drug Product
Manufacture of topical and injectable dose forms to support the RT002 injectable and topical development programs is currently performed at our fill-finish facility. The manufacturing process consists of bulk compounding, liquid fill and freeze-drying to support acceptable shelf-life duration. We plan to perform further scale-up of RT002 injectable drug product manufacturing to meet anticipated commercial demand and may utilize internal capacity, a third-party manufacturer such as Ajinomoto Althea, or a combination of both.
Outsourced Components
We contract with third parties for the manufacture of our botulinum toxin and the additional components required for our products, which includes the manufacture of bulk peptide.
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
Our agreement with American Peptide includes development, manufacture and supply of peptide in accordance with certain specifications. This agreement also includes certain quality control and inspection provisions through which we can ensure the satisfactory quality of our peptide. Our agreement with American Peptide will remain in effect until 2020 and may be terminated earlier by either party following advance notice or a material breach by either party. American Peptide was acquired by Bachem.
Our agreement with Ajinomoto Althea includes manufacture and supply of drug product in accordance with certain specifications. This agreement also includes certain quality control and inspection provisions through which we can ensure the satisfactory quality of our drug product. Our agreement with Ajinomoto Althea will remain in effect for seven years and may be terminated earlier by either party following advance notice or a material breach by either party.
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
Many of our competitors have substantially greater manufacturing, financial, research and development, personnel and marketing resources than we do. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical and medical device industries include product quality and price, product technology, reputation, customer service and access to technical information. Our competitors may be able to develop competing or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation.

Upon marketing approval, the first expected uses of our products will be to treat glabellar lines, cervical dystonia and plantar fasciitis, followed by potential use to treat other aesthetic and therapeutic conditions. The technologies with which we expect to compete directly are injectable and topical neuromodulators.
Injectable and Topical Neuromodulators
Our primary competitors for RT002 in the pharmaceutical market are expected to be companies offering injectable dose forms of botulinum toxin, including:

•
BOTOX® and BOTOX Cosmetic®, marketed by Allergan, Inc., since its original approval by the FDA in 1989, has been approved for multiple indications, including glabellar lines, forehead lines, crow’s feet, axillary hyperhidrosis, upper and lower limb spasticity, cervical dystonia, strabismus, blepharospasm, chronic migraine, incontinence, and overactive bladder. Allergan is a leading global pharmaceutical company with significant research, discovery, and delivery capabilities.

•
Dysport®, an injectable botulinum toxin for the treatment of cervical dystonia, glabellar lines and upper and lower limb spasticity, is marketed by Ipsen Ltd., or Ipsen, and Galderma, a Nestle company. Galderma has rights to market the product in the United States and Canada. Dysport® was approved by the FDA in 2009. Ipsen received marketing authorization for a cosmetic indication for Dysport® in Germany. Ipsen granted Galderma an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. Galderma is Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. The health authorities of 15 European Union countries have also approved Dysport® for glabellar lines under the trade name Azzalure®. Ipsen and Syntaxin are engaged in a research collaboration agreement to develop native and engineered formats of botulinum toxin.

•	Myobloc®, a neuromodulator currently marketed by US WorldMeds and approved by the FDA in 2000 for the treatment of cervical dystonia.

•
Xeomin®, an injectable botulinum toxin for the treatment of cervical dystonia, glabellar lines, blepharospasm, and upper limb spasticity, is marketed by Merz Pharma, or Merz. Xeomin is approved by the FDA for cervical dystonia and blepharospasm in adults, glabellar lines, and the treatment of upper limb spasticity. Xeomin® is also currently approved for glabellar lines in Korea, Argentina and Mexico, and therapeutic indications in most countries in the European Union as well as Canada and certain countries in Latin America and Asia. Bocouture® (rebranded from Xeomin®), marketed by Merz, has approval for glabellar lines in Germany and the European Union.

We are aware of competing botulinum toxins currently being developed or commercialized in the U.S., Asia, South America and other markets. Some of these markets may or may not require adherence to the FDA’s cGMPs or the regulatory requirements of the European Medicines Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While some of these products may not meet U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than United States and European manufacturers. In addition to the injectable botulinum toxin dose forms, we are aware that other companies are developing topical botulinum toxins for cosmetic and therapeutics indications and are conducting clinical trials for acne and facial aesthetic and hyperhidrosis.
Aesthetic Medicine
Professional facial aesthetic medicine includes neuromodulators and dermal fillers, as well as polymer-based injectables. These and other products experience competition from procedures, such as laser treatments, face lifts, chemical peels, fat injections and cold therapy. In the United States, dermal filler products, including Allergan’s Juvéderm family of fillers including Juvéderm VoLUMA® XC, compete with Galderma’s products Restylane® and Perlane™. The FDA has approved Allergan’s Juvéderm® Ultra XC and Ultra Plus XC products containing lidocaine as well as new formulations of Galderma's Restylane® and Perlane™, also containing lidocaine, and Restylane® without lidocaine for lips. Allergan also has FDA approval for Juvéderm Volbella® XC, created specifically for lips for and longer-lasting results. Galderma has FDA approval for Restylane Refyne for the treatment of moderate to severe facial wrinkles and folds, and Restylane Defyne for the treatment of moderate to severe, deep facial wrinkles and folds. Additional competitors in the filler category include Radiesse®, a calcium hydroxylapatite from BioForm, acquired by Merz, Sculptra® from Galderma, and Belotero Balance® from Merz. Internationally, competitive products include Q-Med’s range of Restylane® and Perlane™ products, as well as products from Anteis, Filoraga, Teoxane, Galderma and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers. All new generation fillers now last at least 6 months. We believe a neuromodulator with a six month duration would allow physicians to coordinate treatments with fillers.
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
It is possible that our current patents, or patents which we may later acquire or develop, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications or other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to do business. In addition, any patent issued to us, or any of our pending patent applications, may provide us with little or no competitive advantage, in which case we may abandon such patent, or patent applications, or license them to another entity. For more information, please see “Item 1A. Risk Factors — Risks Related to our Intellectual Property.”
On June 2, 2016, we entered into the Asset Purchase Agreement, or the Purchase Agreement, with Botulinum Toxin Research Associates, Inc., or BTRX. Under the Purchase Agreement, we acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and were granted the right of first negotiation and of right of first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX.
As of February 6, 2018, we held approximately 298 issued patents and approximately 95 pending patent applications, including foreign counterparts of U.S. patents and applications. Thirty-one of our patents are issued in the United States, with the rest issued in Australia, Canada, China, various countries in Europe, Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Singapore and South Africa. In addition, we have pending patent applications in the United States as well as in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and Singapore. The earliest that any of our patents will expire is December 10, 2019 for U. S. Patent No. 6,429,189.
We will continue to pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.

Our registered and pending U.S. trademarks include REVANCE®, TransMTS®, MOTISTE®, "Remarkable Science Changes Everything®", MEYESMILE, Relastin®, "Remarkable Science. Enduring Performance®", and R Logo.
Government Regulation
Product Approval Process in the United States
In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act, or FDCA, its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates, RT002 injectable and our topical product candidate, are subject to regulation by the FDA as a biologic. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the United States.
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

•
satisfactory completion of an FDA inspection, if the FDA deems it as a requirement, of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, potency, quality and purity, as well as compliance with applicable Quality System Regulations, or QSR, for devices;

•	potential inspections by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;

•	potential review of the BLA by an external advisory committee to the FDA, whose recommendations are not binding on the FDA; and

•	FDA review and approval of the BLA prior to any commercial marketing or sale.
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
After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, potency, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategies, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval and limit commercial opportunity.

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
The FDA will issue a complete response letter if the agency decides not to approve the BLA. The complete response letter describes all of the specific deficiencies in the BLA identified by the FDA during review. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, certain changes to the approved biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be submitted and approved before the change may be implemented. For many proposed post-approval changes to a BLA, the FDA has up to 180 days to review the supplement. As with new BLAs, the review process is often significantly extended by the FDA requests for additional information or clarification.
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
We are also subject to other federal, state and local regulations regarding workplace safety and protection of the environment. We use hazardous materials, chemicals, viruses and various compounds in our research and development activities and cannot eliminate the risk of accidental contamination or injury from these materials. Certain misuse or accidents involving these materials could lead to significant litigation, fines and penalties. We have implemented proactive programs to reduce and minimize the risk of hazardous materials incidents.
Research and Development
Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $80.4 million, $50.4 million, and $47.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. We plan to increase our research and development expenses for the foreseeable future to initiate and complete additional clinical trials and associated programs related to RT002 injectable for the treatment of glabellar lines and therapeutic indications in areas such as cervical dystonia and plantar fasciitis.
Employees
As of December 31, 2017, we had 134 employees. Of these employees, 102 employees were engaged in research and development and 32 employees were engaged in finance, marketing, human resources, facilities, information technology, general management, and administrative activities. We plan to continue to expand our research and development activities. To support this growth, we will need to expand research and development, operations, commercial, finance and other functions. None of our employees are represented by a labor union and we consider our employee relations to be good.
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
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to "emerging growth company" shall have the meaning associated with it in the JOBS Act.

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
We previously completed topical clinical trials for the treatment of lateral canthal lines (crow’s feet) and primary axillary hyperhidrosis, but discontinued further clinical development in 2016 following the results of our REALISE 1 Phase 3 clinical trial using topical to treat crow's feet.
We have invested substantial efforts and financial resources in the research and development of RT002 injectable. We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program. In December 2017, we announced positive top-line results for DaxibotulinumtoxinA for Injection (RT002) in alleviating moderate-to-severe glabellar lines in two randomized, double-blind, placebo-controlled pivotal Phase 3 trials to evaluate the safety and efficacy of a single administration of RT002 for the treatment of moderate-to-severe glabellar lines in adults. The SAKURA 1 and SAKURA 2 trials enrolled more than 600 subjects at 30 sites in the United States and Canada. In addition to the two planned pivotal trials, the Phase 3 program includes a long-term open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. The long-term safety trial enrolled more than 2,500 patients at 66 sites in the U.S. and Canada and is expected to be completed in the second half of 2018. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks. We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications. In 2015, we reported positive results from BELMONT, a Phase 2 active comparator clinical trial against BOTOX® Cosmetic. Past results may not be indicative of results from future trials. Assuming successful completion of our SAKURA Phase 3 program in the second half of 2018, we plan to file marketing applications first in the United States followed by the European Union, Canada, and certain Latin American and Asian countries.
In 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study evaluated the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia. The trial was designed to enroll 37 subjects following three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units. In May 2017, we announced positive topline results from the Phase 2 trial. Past results may not be indicative of results from future trials. In November 2017, we completed our End-of-Phase 2 meeting with the FDA and received Scientific Advice from the EMA regarding RT002 for the treatment of cervical dystonia. Based on the Phase 2 safety and efficacy results and guidance from the FDA and EMA, we plan to proceed with a Phase 3 program for cervical dystonia in 2018. In November 2017, the FDA also granted orphan drug status to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults.
In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The study completed enrollment of 59 subjects in the United States in October 2017. The study's primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score (AOFAS). In January 2018, we announced interim 8-week results from this study. The Company plans to complete the 16-week trial and then expects to conduct another Phase 2 trial with a modified design to demonstrate the ability of RT002 to treat plantar fasciitis in the second half of 2018.

Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of RT002 injectable. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of RT002 injectable, as well as our topical or any future product candidates. The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•
timely completion of, or need to conduct additional, clinical trials, including our clinical trials for RT002 injectable, topical, and any future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the number and design of such trials and the accurate and satisfactory performance of third-party contractors;

•	our ability to demonstrate the effectiveness and differentiation of our products on a consistent basis as compared to existing or future therapies;

•	our ability to demonstrate to the satisfaction of the FDA, the safety and efficacy of RT002 injectable, our topical product candidate, or any future product candidates through clinical trials;

•
whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of RT002 injectable, our topical product candidate, or any future product candidates;

•	our success in educating physicians and patients about the benefits, administration and use of RT002 injectable, our topical product candidate, or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with our product candidates or future approved products;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to RT002 injectable, our topical product candidate, or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•
our ability to manufacture clinical trial supplies of RT002 injectable, our topical product candidate, or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•
our ability to successfully commercialize RT002 injectable, our topical product candidate, or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to RT002 injectable, our topical product candidate, or any future product candidates;

•	our ability to avoid third-party patent interference or intellectual property infringement claims;

•	acceptance of RT002 injectable, our topical product candidate, or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	the continued acceptable safety profile of RT002 injectable, our topical product candidate, or any future product candidates following approval.
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of RT002 injectable, our topical product candidate, or any future product candidate to continue our business.

We may be unable to obtain regulatory approval for RT002 injectable, topical product candidate, or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.
To gain approval to market a biologic product such as RT002 injectable or topical, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA or other respective marketing applications. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
Specifically, we completed topical clinical trials for the treatment of lateral canthal lines (crow’s feet) and primary axillary hyperhidrosis, but discontinued further clinical development in 2016 following the results from our REALISE 1 Phase 3 clinical trial for crow's feet. In addition, we announced in January 2018 that we plan to conduct a second Phase 2 study in plantar fasciitis.
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates. Based on discussion with the FDA at a Pre-Phase 3 meeting in the second quarter of 2016 and the minutes received following the meeting, we submitted an IND in the United States and initiated subject dosing in Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in 2016. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program and in October 2017, we completed enrollment of SAKURA 3. In December 2017, we announced positive top-line results from the two pivotal trials. We plan to move forward with studies required for submission of a BLA. Such studies may increase the time, expense and uncertainty of our RT002 injectable development program, including, for example, because results of such studies may indicate to us a further need to refine the RT002 injectable product candidate.
We currently have no drug or biologic products approved for sale, and we may never obtain regulatory approval to commercialize RT002 injectable, or our topical product candidate. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market RT002 injectable in the United States until we receive approval of a BLA from the FDA. We are also not permitted to market RT002 injectable in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.
The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates, including RT002 injectable, for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA or an applicable foreign regulatory body that RT002 injectable, topical, or any future product candidates are safe and effective for the requested indication;

•	our inability to demonstrate preclinical proof of concept of topical or other products in future, new indications;

•	the FDA’s or an applicable foreign regulatory agency’s disagreement with the trial protocol or the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate that clinical and other benefits of RT002 injectable, topical, or any future product candidates outweigh any safety or other perceived risks;

•	the FDA’s or an applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•	the FDA’s or an applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of RT002 injectable, topical, or any future product candidates;

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
Even if we eventually complete clinical testing and receive approval of any regulatory filing for RT002 injectable, topical, or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or the applicable foreign regulatory agency also may approve RT002 injectable, our topical product candidate, or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates, and RT002 injectable in particular, would delay or prevent commercialization of RT002 injectable and would materially adversely impact our business, results of operations and prospects.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, RT002 injectable and topical. In particular, our clinical programs for RT002 injectable and topical will require substantial additional funds to complete. We had an accumulated deficit through December 31, 2017 of $542.2 million and a working capital surplus of $264.3 million as of December 31, 2017, primarily as a result of our November 2015 and December 2017 follow-on public offerings, and at-the-market, or ATM, offerings in 2015 and 2017. Our recorded net losses were $120.6 million, $89.3 million and $73.5 million, for the years ended December 31, 2017, 2016, and 2015, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of December 31, 2017, we had capital resources consisting of cash and cash equivalents of $282.9 million. We raised aggregate net proceeds of $126.2 million and $156.9 million in our follow-on public offerings in November 2015 and December 2017, respectively. In addition, we raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016. On March 7, 2016, we entered into the 2016 ATM Agreement with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75 million through Cowen as our sales agent. In 2017, we sold 1,802,651 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, after underwriting discounts, commissions and other offering expenses. In December 2017, we sold 5,389,515 shares of common stock in a follow-on offering at a price of $31.00 per share resulting in net proceeds of $156.9 million, after underwriting discounts, commissions and other offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable and any future product candidates.
We believe that our existing cash, cash equivalents, and investments including the net proceeds from our IPO, follow-on public offerings, and ATM offerings will allow us to fund our operations for at least 12 months following the filing of this Form 10-K. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT002 injectable and preclinical trials of our topical product candidate or any future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT002 injectable, or any future product candidates including topical;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of RT002 injectable, topical, or any future product candidates;

•	the cost of commercialization activities if RT002 injectable or any future product candidates including topical are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT002 injectable, topical, or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials, research, development, manufacturing, sales, marketing or other commercial activities for RT002 injectable, topical, or any future product candidate.
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
The commercial success of RT002 injectable, and any future product candidates including topical, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of RT002 injectable and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing therapies;

•	physician willingness to adopt a new therapy to treat glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications;

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications;

•	the willingness of third-party payors to reimburse physicians or patients for RT002 injectable and any future products we may commercialize for therapeutic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
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
We expect to enter highly competitive pharmaceutical and medical device markets. Successful competitors in the pharmaceutical and medical device markets have the ability to effectively discover therapies, obtain patents, develop, test and obtain regulatory approvals for products, and have the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in the developing, patenting, manufacturing and marketing healthcare products which we expect will compete with those that we are developing. Many of these competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.
Upon marketing approval, the first expected use of our products will be in aesthetic medicine. Competition in aesthetic products is significant and dynamic, and is characterized by rapid and substantial technological development and product innovations. Numerous competitors have obtained patents protecting what they consider to be their intellectual property.
In aesthetic medicine, we plan to seek regulatory approval of RT002 injectable for the treatment of glabellar lines. We anticipate that RT002 injectable, if approved, will face significant competition from existing injectable botulinum toxins as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for RT002 injectable from biosimilar products and products based upon botulinum toxin. To compete successfully, we will have to demonstrate that the treatment of glabellar lines with RT002 injectable is a worthwhile aesthetic treatment and has advantages over other therapies. Competition could result in reduced profit margins and limited sales, which would harm our business, financial condition and results of operations.
Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in a number of foreign countries than are approved for use in the United States. There are also fewer limitations on the claims that our competitors in certain countries can make about the effectiveness of their products and the manner in which they can market them.
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
We currently manufacture our own clinical drug product to support RT002 injectable development in one internal manufacturing facility. In March 2017, we entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement, or the Services Agreement, with Ajinomoto Althea, Inc., or Althea, a contract development and manufacturing organization. Under the Services Agreement, Althea will provide us commercial fill/finish services and will serve as a second source of manufacturing for RT002 injectable. We plan to utilize our internal and external Althea facility to support commercial production of RT002 injectable, if approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
We constructed a fill/finish line dedicated to the manufacture of topical and to support our regulatory license applications. We discontinued further clinical development of topical for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. During the year ended December 31, 2016 we recorded a loss on impairment of $9.1 million related to certain components of the topical fill/finish line and other long-lived assets. During the year ended December 31, 2017, the Company assessed the topical fill/finish line and these other long-lived assets for impairment indicators and recorded a loss on impairment of $2.9 million. As of December 31, 2017, the fill/finish line and these other long-lived assets had net book values of $2.4 million and $0.1 million, respectively. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which make it difficult to assess our future viability.
We are a clinical-stage biotechnology company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or our topical product candidate. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We had an accumulated deficit through December 31, 2017 of $542.2 million and a working capital surplus of $264.3 million as of December 31, 2017, primarily as a result of our November 2015 follow-on public offerings, and sales under our 2015 ATM Agreement and 2016 ATM Agreement. Our recorded net losses were $120.6 million, $89.3 million and $73.5 million, for the year ended December 31, 2017, 2016, and 2015, respectively. The net proceeds from the sale of the shares in our November 2015 and December 2017 follow-on public offerings and ATM offerings in 2015 and 2017, after deducting the underwriters’ discount, commissions, and other offering expenses related to the respective offerings, were approximately $126.2 million and $156.9 million, $10.0 million and $38.2 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-K.
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
Even if RT002 injectable, topical, or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.
Even if we obtain FDA or other regulatory approvals, RT002 injectable, topical, or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.
The degree and rate of market acceptance of RT002 injectable, topical, or any future product candidates for which we receive approval depends on a number of factors, including:

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

•
the willingness of patients to pay for RT002 injectable, our topical product candidate, and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;

•	the willingness of third-party payors to reimburse physicians or patients for RT002 injectable and any future products we may commercialize for therapeutic indications;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.
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
A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to a lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. We have suffered similar setbacks with the clinical development of our topical product candidate and we cannot be certain that we will not face other similar setbacks in the future for RT002 injectable or other clinical development programs. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.
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
We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of the drug product at this facility that we use for research and development purposes and clinical trials. We do not have experience in manufacturing our product candidates at commercial scale. If our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into additional relationships with third-party manufacturers. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.
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
As of December 31, 2017, we had 134 employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop RT002 injectable, topical, or any future product candidates, conduct our clinical trials and commercialize RT002 injectable, topical, or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly L. Daniel Browne, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, Lauren P. Silvernail, our Chief Financial Officer and Chief Business Officer, and Todd Zavodnick, our Chief Commercial Officer and President, Aesthetics and Therapeutics, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of RT002 injectable, topical, or any future products we develop.

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
Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of RT002 injectable, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products to serve both the aesthetic and therapeutic markets. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. While RT002 injectable is in the clinical development stage, topical and all of our other potential product candidates remain in the discovery or preclinical stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We may license or selectively pursue strategic collaborations for the development, validation and commercialization of RT002 injectable, topical, and any future product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect sales of RT002 injectable for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, demand for the first indications of each of our product candidates will be tied to discretionary spending levels of our targeted patient population. Future global financial crises may cause extreme volatility and disruptions in capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT002 injectable, topical, or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current or future economic climate and financial market conditions could adversely impact our business.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely impact our business.

The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.

Further, we have undertaken certain transactions to realize potential tax efficiencies in support of our expected global business expansion. These transactions are meant to align the global economic ownership of our intellectual property rights with our current and future business operations.  We are uncertain as to whether the tax efficiencies sought by this alignment will materialize and may choose to unwind these transactions in the future.

On December 22, 2017, new legislation that significantly revises the Internal Revenue Code of 1986, as amended, was signed into law.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Risks Related to Our Intellectual Property
If our efforts to protect our intellectual property related to RT002 injectable, or any future product candidates, including topical, are not adequate, we may not be able to compete effectively in our market.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to RT002 injectable, topical, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position in our market.
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
Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the United States Patent and Trademark Office, or USPTO, on the basis of prior art. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to RT002 injectable, topical, or any future product candidates is challenged, then it could threaten our ability to commercialize RT002 injectable, topical, or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market RT002 injectable, or any future product candidates under patent protection would be reduced. The results of our REALISE 1 Phase 3 clinical trial may be relevant to our patent strategy for our topical program.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market RT002 injectable or any future product candidates in the United States until we receive approval of a BLA from the FDA. We have not submitted an application or obtained marketing approval for RT002 injectable anywhere in the world. After we submit a BLA for RT002 injectable, the FDA may refuse to file the application if it determines that the application is not sufficiently complete to permit substantive review. Even if filed by FDA, our BLA may receive a Complete Response Letter identifying deficiencies that must be addressed, rather than an approval. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of approved products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending BLAs or supplements to approved BLAs.
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical and clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all targeted indications.
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
If we fail to obtain regulatory approvals in foreign jurisdictions for RT002 injectable, or any future product candidates including topical, we will be unable to market our products outside of the United States.
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
Some participants in our clinical trials have reported adverse events after being treated with RT002 injectable. If we are successful in commercializing RT002 injectable, or any other products including our topical product candidate, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of RT002 injectable, topical, or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of RT002 injectable, or any future product candidates including our topical product candidate. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:

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

•
results from or delays in clinical trials of our product candidates, including our ongoing SAKURA Phase 3 clinical program in glabellar lines and our Phase 2 program in plantar fasciitis as well as our Phase 3 clinical program in cervical dystonia, all with RT002 injectable;

•	announcements of regulatory approval or disapproval of RT002 injectable or any future product candidates;

•	FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with customers and strategic partners; and

•	other factors described in this “Risk Factors” section.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 7, 2016, we entered into an ATM agreement, or the 2016 ATM Agreement, with Cowen, under which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. In 2017, we sold 1,802,651 shares of our common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, after underwriting discounts, commissions and other offering expenses. In December 2017, we sold 5,389,515 shares of the Company’s common stock pursuant to the Company's effective shelf registration statement on Form S-3ASR (Registration No. 333-221911), at a price to the public of $31.00 per share, resulting in net proceeds to the Company of $156.9 million, after underwriting discounts, commissions and other offering expenses.
If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. Any sales of securities by stockholders could have a material adverse effect on the trading price of our common stock.
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
As of December 31, 2017, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 62.4% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. From May 2015 until July 2017, the Company and certain of its directors and executive officers were subject to a securities class action complaint, pending in the Superior Court for the County of Santa Clara, captioned City of Warren Police and Fire Retirement System v. Revance Therapeutics Inc., et al., Case No. 15-CV-287794 (previously assigned Case No. CIV 533635 prior to transfer from San Mateo Superior Court). On October 31, 2016, the parties executed a stipulation of settlement (the "Stipulation"), pursuant to which, in exchange for a release of all claims by the plaintiff class, the Company agreed to settle the litigation for $6.4 million in cash, of which $5.9 million was covered by its insurance policies. The Stipulation maintained that the defendants, including the Company, deny all wrongdoing and liability related to the litigation. On July 28, 2017, the Court granted final approval of the Settlement, as set forth in the Stipulation, and entered a Judgment dismissing the action with prejudice, thereby ending the litigation. This litigation did not have a material adverse effect on our business, results of operations, financial position or cash flows.

Except as provided above, we are not currently involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been trading on The Nasdaq Global Market under the symbol “RVNC” since our IPO on February 6, 2014. Prior to this date, there was no public market for our common stock. On February 23, 2018, the closing price of our common stock as reported on the Nasdaq Global Market was $30.50 per share. The following table sets forth the high and low sales prices per share of our common stock on the Nasdaq Global Market for the quarterly periods indicated.

	High	Low
2017
First Quarter	$24.30	$18.00
Second Quarter	$28.30	$18.42
Third Quarter	$28.70	$22.05
Fourth Quarter	$37.20	$24.50

2016
First Quarter	$34.55	$15.63
Second Quarter	$20.95	$12.62
Third Quarter	$17.94	$12.54
Fourth Quarter	$21.85	$12.35
Holders of Record
As of February 23, 2018, there were approximately 30 holders of record of our common stock.
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

$240.00
$230.00
$220.00
$210.00
$200.00
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
2/6/2014
6/30/2014
12/31/2014
6/30/2015
12/31/2015
6/30/2016
12/31/2016
6/30/2017
12/31/2017
Revance Therapeutics
NASDAQ Composite Index
NASDAQ Biotechnology Index

This graph compares, for the period ended December 31, 2017, the cumulative total return on our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes $100 was invested on February 6, 2014, in our common stock, the NBI and CCMP, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	2/6/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Revance Therapeutics, Inc.	$100.00	$196.88	$212.50	$120.81	$105.88	$129.56	$199.88	$186.00	$213.50
Nasdaq Biotechnology Index	$100.00	$99.80	$108.67	$115.72	$128.67	$145.74	$156.71	$128.61	$143.81
Nasdaq Composite Index	$100.00	$103.67	$109.18	$111.62	$117.98	$122.45	$124.94	$116.08	$126.20

Company/Index	3/31/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Revance Therapeutics, Inc.	$109.13	$85.00	$101.31	$129.38	$130.00	$165.00	$172.19	$223.44
Nasdaq Biotechnology Index	$110.90	$109.66	$123.36	$113.11	$125.37	$132.73	$143.00	$137.58
Nasdaq Composite Index	$123.13	$122.84	$135.15	$137.39	$151.30	$157.60	$167.16	$178.11
Recent Sales of Unregistered Securities

On December 26, 2017, Essex Capital Corporation net exercised warrants to purchase 7,482 shares into 490 shares of common stock at an exercise price of $31.50.

On July 12, 2017, Essex Capital Corporation net exercised warrants to purchase 20,000 shares into 9,388 shares of common stock at an exercise price of $14.40.

The issuance of the security described in the above paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipient of the security acquired it for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the security. The recipient of the security was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Issuer Purchases of Equity Securities

We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock awards in connection with our 2014 Equity Incentive Plan.

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
October 1 through October 31, 2017	366	$26.53	—	—
November 1 through November 30, 2017	1,175	25.02	—	—
December 1 through December 31, 2017	3,229	32.15	—	—
Total	4,770	$29.94	—	$—

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
The information set forth below for the five years ended December 31, 2017 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K to fully understand the factors that may affect the comparability of the information presented below.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue	$262	$300	$300	$383	$617
Total operating expenses	$120,686	$88,515	$72,617	$52,433	$38,842
Loss from operations	$(120,424)	$(88,215)	$(72,317)	$(52,050)	$(38,225)
Interest expense	$(457)	$(1,082)	$(1,190)	$(10,672)	$(15,164)
Net loss	$(120,587)	$(89,270)	$(73,476)	$(62,917)	$(52,448)
Net income (loss) attributable to common stockholders:
Basic(1)	$(120,587)	$(89,270)	$(73,476)	$(62,917)	$258
Diluted(1)	$(120,587)	$(89,270)	$(73,476)	$(62,917)	$1,083
Net income (loss) per share attributable to common stockholders:
Basic(1)	$(4.01)	$(3.18)	$(3.02)	$(3.24)	$1.17
Diluted(1)	$(4.01)	$(3.18)	$(3.02)	$(3.24)	$1.05
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic(1)	30,101,125	28,114,784	24,340,466	19,391,523	220,220
Diluted(1)	30,101,125	28,114,784	24,340,466	19,391,523	1,029,150

(1)	For all periods presented these amounts reflect the one-for-fifteen reverse stock split effected on February 3, 2014.

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$282,896	$63,502	$201,615	$171,032	$3,914
Investments	$—	$122,026	$52,439	$—	$—
Working capital surplus (deficit)	$264,309	$173,048	$241,926	$162,495	$(42,747)
Total assets	$295,699	$204,360	$275,822	$192,469	$22,645
Note payable, net of current portion	$—	$—	$—	$—	$2,632
Financing obligation, net of current portion	$—	$1,872	$5,346	$598	$—
Convertible preferred stock	$—	$—	$—	$—	$123,982
Accumulated deficit	$(542,167)	$(421,543)	$(332,273)	$(258,797)	$(195,880)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, formulated with our patented and proprietary peptide technology, to address unmet needs in large and growing neuromodulator markets. Our proprietary peptide technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical ("topical" or "our topical product candidate"). We are pursuing clinical development for RT002 injectable and planning to conduct additional preclinical development for topical. Neither formulation of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights for all indications of RT002 injectable and topical, and the pharmaceutical rights to our proprietary peptide technology.
DaxibotulinumtoxinA for Injection (RT002 or RT002 Injectable)
RT002 injectable is a novel, injectable formulation of botulinum toxin type A designed to be a targeted and long-acting treatment. We believe RT002 injectable may provide delivery of botulinum toxin to intended treatment sites, while potentially reducing the unwanted spread of botulinum toxin to adjacent areas. We believe, and our preclinical and clinical studies indicate, that this delivery, enabled by our proprietary peptide technology, may result in high response rates and long duration of effect. We are studying RT002 injectable for aesthetic indications, such as glabellar (frown) lines and therapeutic indications, such as cervical dystonia and plantar fasciitis. We believe RT002 injectable has the potential to expand into additional aesthetic and therapeutic indications in the future.
Glabellar Lines
Glabellar, or frown lines, are the result of the gathering of the tissue between the eyebrows into a fold. They are caused by the repeated action of underlying muscles associated with facial expression. Years of squinting and frowning tend to leave deep wrinkles in the skin between the eyebrows and on the bridge of the nose, across the forehead and at the corners of the eyes. On many people, frown lines produce an angry or sad look that detracts from a pleasant facial appearance. Physical, emotional and social reasons for treating frown lines and forehead furrows include improved appearance and enhanced self-esteem.
We are in Phase 3 clinical development for RT002 injectable for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program. In December 2017, we announced top-line results for the SAKURA 1 and SAKURA 2 pivotal trials:

Primary Endpoint. Both SAKURA 1 and SAKURA 2 met the primary composite endpoint by delivering highly statistically significant improvement against placebo in reducing the severity of glabellar lines. The percentage of RT002-treated patients who had none or mild wrinkles and achieved at least a two-point improvement from baseline on both validated physician and patient assessments was 73.6 percent in SAKURA 1 and 74.0 percent in SAKURA 2 compared to placebo (p<0.0001) at Week 4. Also, at that time point, 88 percent of RT002-treated patients in SAKURA 1 and 91 percent of RT002 patients in SAKURA 2 said they were very satisfied or satisfied with their treatment experience.

Secondary Duration Endpoints. There were several secondary endpoints used to evaluate duration of effect, including the proportion of patients achieving none or mild response on IGA-FWS compared to placebo, median duration for time to loss of none or mild wrinkle severity on both IGA-FWS and PFWS, and median duration for time to return to baseline on both IGA-

FWS and PFWS. The percentage of RT002-treated patients who achieved a none or mild response on IGA-FWS was 35.3 percent in SAKURA 1 and 29.4 percent at SAKURA 2 compared to placebo (p<0.0001) at Week 24. The median duration for time to loss of none or mild wrinkle severity on both IGA-FWS and PFWS for RT002-treated patients was 24.0 weeks for SAKURA 1 and 23.9 weeks for SAKURA 2. The median duration for time to return to baseline wrinkle severity on both IGA-FWS and PFWS for RT002-treated patients was 27.7 weeks for SAKURA 1 and 26.0 weeks for SAKURA 2. For comparison, an additional exploratory duration endpoint was evaluated, which mirrors the duration measure used in the BELMONT Phase 2 study. This endpoint, was the median duration of greater or equal to 1 point improvement from baseline on IGA-FWS for RT002-treated patients, and the results were 24.1 weeks for both SAKURA 1 and SAKURA 2, and 23.6 weeks for BELMONT.

In addition to SAKURA 1 and SAKURA 2, the SAKURA Phase 3 program includes a long-term, open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. In the fourth quarter of 2017, we completed enrollment of more than 2,500 subjects at 66 sites in the U.S. and Canada for SAKURA 3. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks. We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications. Assuming successful completion of our SAKURA Phase 3 program in the second half of 2018, we plan to file marketing applications first in the United States followed by the European Union, Canada, and certain Latin American and Asian countries. If approved, we believe RT002 injectable has the potential to address significant unmet needs in these markets.
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

In November 2017, we completed our End-of-Phase 2 meeting with the FDA and received Scientific Advice from the EMA regarding RT002 for the treatment of cervical dystonia. Based on the Phase 2 safety and efficacy results and guidance from the FDA and EMA, we plan to initiate our Phase 3 program for cervical dystonia in the second quarter of 2018. In November 2017, the FDA also granted orphan drug status to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults.

Plantar Fasciitis

We are also developing RT002 for the treatment of plantar fasciitis. Plantar fasciitis is a painful affliction caused by inflammation of the ligament running along the bottom of the foot and is the most common cause of heel pain for patients who visit podiatrists and orthopedic foot and ankle surgeons. In 2016, we initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study is evaluating the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. In April 2017, we expanded our plantar fasciitis Phase 2 program from a single-site study to a multi-center study with protocol updates. The primary efficacy endpoint is the reduction in the visual analog scale (VAS) for pain in the foot at eight weeks and subjects will be followed for 16 weeks following treatment. In October 2017, we completed patient enrollment. In January 2018, we announced the interim 8-week Phase 2a results for the plantar fasciitis trial. The trial’s primary endpoint, the reduction in the patient-reported visual analog scale (VAS) for pain at Week 8, showed a robust impact on pain, with a greater than 50% reduction for patients treated with RT002. In the intent-to-treat population, a mean reduction in the VAS score of 54.2% from baseline was achieved with RT002, compared with a 42.6% reduction in the placebo group, which upon further subgroup analysis, was driven primarily by a strong placebo response in the control group at three of the five study sites. While the results are not statistically significant (p=0.39) , RT002 provided patients with considerable pain relief. Similar numeric trends were seen in the secondary and exploratory endpoints. RT002 appeared to be generally safe and well-tolerated through Week 8. The majority of adverse events in both treatment groups were mild in severity. There were no treatment-related serious adverse events. The most common treatment-related adverse events for RT002 and placebo were injection site pain (10.0 percent and 10.3 percent) and muscle weakness (3.3 percent and 3.4 percent), both respectively, all of which were classified as mild in severity. The Company plans to complete the 16-week trial and then expects to conduct another Phase 2 trial with a modified design to demonstrate the ability of RT002 to treat plantar fasciitis in the second half of 2018.
DaxibotulinumtoxinA Topical

Our topical product candidate presents several advantages, including painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these potential advantages may improve the experience of patients undergoing botulinum toxin procedures and could make our topical product candidate suitable for multiple indications in the future.

We discontinued clinical development of our topical product candidate in 2016 and are planning to conduct additional preclinical work for topical in therapeutic and aesthetic applications where botulinum toxin has shown efficacy and are particularly well suited for needle-free treatments.
Since commencing operations in 2002, we have devoted substantially all our efforts to identifying and developing our product candidates for the aesthetic and therapeutic markets, recruiting personnel, raising capital, and preclinical and clinical development of, and manufacturing capabilities for, RT002 injectable and our topical product candidate. We have retained all worldwide rights to develop and commercialize RT002 injectable and our topical product candidate. We have not filed for approval with the FDA for the commercialization of RT002 injectable or our topical product candidate to treat any indication, and we have not generated any revenue from product sales for RT002 injectable or our topical product candidate.
Results of Operations
Revenue
During the years ended December 31, 2017, 2016 and 2015, we recognized revenue from a royalty agreement and did not have any product revenue during those same years. The following table presents our revenue for the periods indicated and related changes from the prior period:

	Years Ended December 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	%	%
	(In thousands, except percentages)
Relastin Royalty	262	300	300	(13)%	—%
Total revenue	$262	$300	$300	(13)%	—%
Our total revenue for the year ended December 31, 2017 decreased, compared to the same period in 2016 and 2015, due to termination of the royalty revenue agreement related to the Relastin product (over the counter skin cream) in November 2017. The Company will no longer receive any future royalty revenue from Relastin.

We recognized royalty revenue during the years ended December 31, 2017, 2016, and 2015 related to the Relastin asset purchase and royalty agreement. In August 2011, we entered into the Relastin asset purchase and royalty agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. The Relastin asset purchase and royalty agreement provided for a minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the asset purchase and royalty agreement effective as of July 23, 2015. The Company was entitled to the minimum royalty payment until Valeant returns the Relastin® intellectual property rights to the Company. In November 2017, Revance and Valeant entered into an Asset Transfer Agreement to finalize the termination of the asset purchase and royalty agreement and Valeant returned the Relastin® intellectual property rights to the Company. The Company does not have any current plans for future developments of Relastin® and its focus is primarily on the development of RT002 injectable.
Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses. The largest component of our operating expenses is our personnel costs including stock-based compensation. We expect our expenses to increase in the near term as we initiate and complete additional clinical trials and associated programs related to RT002 injectable for the treatment of glabellar lines and indications in muscle movement and other disorders, such as cervical dystonia and plantar fasciitis.
Research and Development Expenses
We recognize research and development expenses as they are incurred. Since our inception, we have focused on our clinical development programs and the related research and development. We have been developing RT002 injectable and our topical product candidates since 2002 and we have typically shared our employees, consultants and infrastructure resources across both programs. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions, including stock-based compensation;

•	expenses related to the initiation and completion of clinical trials for RT002 injectable and our topical product candidate, including expenses related to production of clinical supplies;

•
fees paid to clinical consultants, clinical trial sites, clinical research organizations (CROs) and other vendors, including all related fees for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	other consulting fees paid to third parties;

•	expenses related to establishment and maintenance of our own manufacturing facilities;

•	expenses related to the manufacture of drug substance and drug product supplies for ongoing and future preclinical and clinical trials;

•	expenses to support our product development and establish manufacturing capabilities to support potential future commercialization of any products for which we may obtain regulatory approval;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions; and

•	depreciation and other allocated expenses.
Our research and development expenditures are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses to increase as we continue our clinical development of RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and any future new indications, or if the FDA requires us to conduct additional clinical trials for approval.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense. We expense both internal and external research and development expenses as they are incurred. We typically share employees, consultants and infrastructure resources between the RT002 injectable and our topical programs. We believe that the strict allocation of costs by product candidate would not be meaningful. As such, we generally do not track these costs by product candidate.

Our research and development expenses are summarized as follows:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	%	%
Clinical and regulatory	43,915	15,060	14,921	192%	1%
Manufacturing and quality	21,545	19,956	18,534	8%	8%
Research	8,514	7,064	7,563	21%	(7)%
Stock-based compensation	5,902	5,557	6,511	6%	(15)%
Other research and development expenses	485	2,744	—	(82)%	100%
Total research and development expenses	80,361	50,381	47,529	60%	6%

Clinical and regulatory costs
Clinical expenses include personnel and occupancy costs, and external clinical trial costs for clinical sites, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of RT002 injectable and our topical, including clinical trials of RT002 injectable for the improvement of glabellar lines, cervical dystonia and plantar fasciitis, and clinical trials of our topical product candidate for the treatment of crow’s feet during 2015 and 2016. For the years ended December 31, 2017, 2016, and 2015, clinical and regulatory costs totaled $43.9 million, or 55%, $15.1 million, or 30%, $14.9 million, or 31% of research and development expenses in 2017, 2016, and 2015, respectively.
Clinical and regulatory costs for the year ended December 31, 2017 increased by 192%, compared to the same period in 2016, primarily due to the ongoing clinical trials for RT002 for the treatment of glabellar lines, cervical dystonia, and plantar fasciitis. We expect our clinical and regulatory costs to continue to increase in the near term as we initiate and complete clinical trials and other associated programs related to RT002 for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications, and the Company's anticipated BLA submission upon the completion and success of the clinical trials for the RT002 glabellar lines indication.
Manufacturing and quality efforts
Manufacturing and quality efforts include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug product used in research and our development of RT002 injectable and our topical product candidate. Manufacturing and quality efforts also include raw materials, lab supplies, and storage and shipment of our product candidates to support quality control and assurance activities. These costs do not include clinical costs associated with the development of RT002 injectable and our topical. For the years ended December 31, 2017, 2016, and 2015, costs associated with our manufacturing and quality efforts for both RT002 injectable and topical development totaled $21.5 million, or 27%, $20.0 million, or 40%, and $18.5 million, or 39% of research and development expenses in 2017, 2016, and 2015, respectively.
Manufacturing and quality efforts for the year ended December 31, 2017 increased by 8%, compared to the same period in 2016, primarily due to increased costs related to hiring additional personnel as well as an increase in outside services and consulting for compliance requirements. Manufacturing and quality efforts for the year ended December 31, 2016 increased by 8%, compared to the same period in 2015, primarily due to increased costs related to consulting and outside services offset by a decrease in personnel costs. We expect our manufacturing and quality efforts to continue to increase as the Company approaches commercialization.

Research costs
Research costs include expenses for personnel and occupancy, contract research organizations, consultants, raw materials, and lab supplies used to conduct preclinical research and development of RT002 injectable and our topical product candidate. For the years end December 31, 2017, 2016, and 2015, costs associated with our preclinical development totaled, $8.5 million, or 11%, $7.1 million, or 14%, $7.6 million, or 16% of research and development expenses in 2017, 2016, and 2015, respectively.
Research expenses for the year ended December 31, 2017 increased by 21%, compared to the same period in 2016, primarily due to increased costs related to personnel and consulting on research projects. Research expenses for the year ended December 31, 2016 decreased by 7%, compared to the same period in 2015, primarily due decreased costs related to preclinical personnel involved with our topical Phase 2 study for the treatment of hyperhidrosis. We expect our preclinical costs to continue to increase as the Company expands into other indications.
Stock-based compensation

Stock-based compensation for research and development for the year ended December 31, 2017 increased by $0.3 million, compared to the same period in 2016, primarily due to an increase in employee headcount and an increase in stock price. Stock-based compensation for research and development for the year ended December 31, 2016 decreased by $1.0 million, compared to the same period in 2015, primarily due to equity award modifications and offset by an increase in employee headcount.

Other research and development expenses

Other research and development expenses for the years ended December 31, 2017 and 2016 includes license fees for BioSentinel, Inc.'s technology and expertise for research and development and manufacturing purposes and, in 2016, a milestone of $2.0 million to Botulinum Toxin Research Associates, Inc. ("BTRX") to acquired a portfolio of patents. For the years ended December 31, 2017 and 2016, other research and development expenses represented $0.5 million, or 1%, and $2.7 million, or 5%, of research and development expenses in 2017 and 2016, respectively. There were no expenses classified as other research and development expenses for the year ended December 31, 2015.
General and Administrative Expenses
We expect that our general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT002 injectable. The following table presents our general and administration expenses for the periods indicated and related changes from the prior period:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	%	%
	(In thousands, except percentages)
Finance and administration	23,084	19,790	17,396	17%	14%
Commercial	6,986	2,889	1,815	142%	59%
Stock-based compensation	7,328	6,396	5,877	15%	9%
Total general and administrative expenses	37,398	29,075	25,088	29%	16%
Finance and administration
Finance and administration expenses consist primarily of personnel and consulting costs, for employees in our finance, information technology, investor relations, legal, human resources and other administrative functions. Other significant expenses include professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and litigation. Finance and administration expenses for the year ended December 31, 2017 increased by 17%, compared to the same period in 2016, primarily due to increased costs related to personnel and consulting costs to support the Company's infrastructure.
Finance and administration expenses for the year ended December 31, 2016 increased by 14%, compared to the same period in 2015, primarily due to increased costs related to personnel and legal fees related to the legal matter described in Note 10, offset by a decrease in professional fees.

Commercial

Commercial expenses consist primarily of market research, public relations, promotion and advertising costs. Commercial expenses increased by 142% compared to the same period in 2016, due to increased costs related to personnel, consulting costs, and pre-commercial initiatives to support our future product launch following the Company's anticipated BLA submission upon the completion and success of the clinical trials for the RT002 glabellar lines indication.

Commercial expenses increased by 59% compared to the same period in 2015, due to increased costs related to personnel, consulting costs, and marketing initiatives to prepare for launch of RT002 upon its approval.

Stock-based compensation

Stock-based compensation for selling, general and administrative expenses increased for the periods presented primarily due to an increase in employee headcount and an increase in stock price.
Loss on Impairment
The following table presents our loss on impairment for the periods indicated and related changes from the prior period:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	%	%
	(In thousands, except percentages)
Loss on impairment	$2,927	$9,059	$—	(68)%	—%

We constructed a large capacity fill/finish line dedicated to the manufacture of our topical product candidate and to support our regulatory license applications. We discontinued clinical development of our topical product candidate for the treatment of crow’s feet and axillary hyperhidrosis in June 2016, following results from our REALISE 1 Phase 3 clinical trial to treat crow's feet.
Under generally accepted accounting principles in the United States, long-lived assets, such as our topical fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. During the years ended December 31, 2017 and 2016, we recorded a loss on impairment of $2.9 million and $9.1 million, respectively, related to our topical fill/finish line and certain other assets. We did not identify any indicators of impairment during the year ended December 31, 2015.
Net Non-Operating Expense
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average cash, cash equivalents, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense primarily consists of the interest charges associated with our notes payable, financing obligations, and capitalized interest. Notes payable under our term loan agreement with Hercules, which matured and was fully paid off in March 2015, bore interest at a rate which is the greater of (i) 9.85% per annum or (ii) 9.85% per annum plus the difference of the prime rate less 3.25%. Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with notes payable, (iii) interest capitalized for assets constructed for use in operations, and (iv) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.

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
Our outstanding derivative liability associated with the Medicis settlement is classified as a liability on our Consolidated Balance Sheet. The remaining liability will be remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Consolidated Statement of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid.
Other Expense, net
Other expense, net is comprised of miscellaneous tax and other expense items.

The following table presents our other income and expense for the periods indicated and related changes from the prior period:

	Years Ended December 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	%	%
	(In thousands, except percentages)
Interest income	$1,410	$1,170	$231	21%	406%
Interest expense	(457)	(1,082)	(1,190)	(58)%	(9)%
Change in fair value of derivative liabilities associated with the Medicis settlement	(591)	(608)	127	(3)%	(579)%
Other expense, net	(525)	(535)	(327)	(2)%	64%
Total net non-operating expenses	$(163)	$(1,055)	$(1,159)	(85)%	(9)%

Our total net non-operating expense for the year ended December 31, 2017 decreased by 85%, compared to the same period in 2016, primarily due to lower interest expense resulting from the declining principal balance on the Essex Capital Facility, which is described below, offset by an increase in the interest income from a stronger investment portfolio.

Our total net non-operating expense for the year ended December 31, 2016 decreased by 9%, compared to the same period in 2015, primarily due to a decrease in interest expense which is described below, offset by an increase in the fair value of the Medicis derivative liabilities and other taxes and fees.
Interest expense for the year ended December 31, 2017 decreased by 58%, compared to the same period in 2016, primarily due to the lower interest resulting from the declining principal balance on the Essex Capital Facility offset by an increase in capitalized interest associated with construction in progress.
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
There was no provision or benefit from income taxes during the years ended December 31, 2017, 2016 and 2015.

On December 22, 2017, the U.S. government enacted a comprehensive tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act makes broad and complex changes to the US tax code including but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain repatriated earnings of foreign subsidiaries, which has no impact to the Company; (3) generally eliminating US federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in US federal income of certain earnings of controlled foreign corporations; (5) creating a new limitation on deductible interest expense; and (6) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform Act.
Effect of Tax Reform Act and SAB 118 - The Tax Reform Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. In addition, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is incomplete; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. In certain aspects, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company has determined that the $62.9 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance was a provisional amount and a reasonable estimate at December 31, 2017. We have not completed our accounting with regard to the tax effects associated with an intra-entity transfer of certain intellectual property rights with the enactment of Tax Reform Act. Our accounting for the intra-entity transfer reflects the utilization of net operating losses on the basis of the laws in effect before the Tax Reform Act.  The Company is evaluating the impact under Tax Reform Act on the Company's global business structure. In all aspects, the Company will continue to make and refine calculations as additional analysis is completed. The Company expects to complete the accounting assessment during the one year measurement period provided by SAB 118.
The Company follows the provisions of the FASB’s guidance for accounting for uncertain tax positions. The guidance indicates a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. It is the Company’s policy to include penalties and interest related to income tax matters in income tax expense.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	2017
Cash, cash equivalents, and investments	$282,896	$185,528	$97,368
Financing obligations	1,872	5,347	(3,475)
Working Capital	264,309	173,048	91,261
Stockholders' Equity	268,845	177,071	91,774
Sources and Uses of Cash
Our cash, cash equivalents and investments totaled $282.9 million at December 31, 2017 compared to $185.5 million at December 31, 2016, representing an increase of $97.4 million. We hold our cash, cash equivalents, and investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
The increase in cash, cash equivalents and investments of $97.4 million was primarily due to the receipt of $200.0 million of net cash proceeds from the follow-on public and at-the-market offerings, stock option exercises, employee stock plan purchases, and royalty revenue. These increases were primarily offset by cash used in operations, purchases of property and equipment of $2.5 million, and equipment lease payments on our financing obligations of $3.6 million.
Through December 31, 2017, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. We expect to continue to incur net operating losses for at least the next several years as we advance RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. As a result, we will need additional capital to fund our operations which we may obtain from additional financings, public offerings, or other sources. As of December 31, 2017, we had available cash and cash equivalents of $282.9 million.
We derived the following summary of our Consolidated Cash Flows for the periods indicated from our audited Consolidated Financial Statements included elsewhere in this Form 10-K (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(95,342)	$(59,827)	$(55,669)
Investing activities	118,792	(75,499)	(56,415)
Financing activities	195,944	(2,642)	142,592
Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by personnel, manufacturing costs, clinical development, and facility related expenditures. The changes in net cash used in operating activities are primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all which are highly variable. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and research and development activities as our business grows.
Net cash used in operating activities for the year ended December 31, 2017 of $95.3 million was primarily due to clinical spend of more than $30 million to advance the Company's clinical programs toward commercialization; investing in our personnel and talent retention, which represents approximately $25 million; and professional services and consulting of more than $15 million. The remaining balance of operating activities related primarily to rent, utilities, and other supplies.

Net cash used in operating activities of $59.8 million in the year ended December 31, 2016 was largely due to ongoing clinical trial activities for our RT002 injectable program and our topical product candidate, including more than $10 million for payments to clinical trial vendors; investing in our personnel, including those that support the clinical programs, and talent retention, which represents more than $20 million; and professional services and consulting of more than $10 million. The remaining balance of operating activities related primarily to rent, utilities, and other supplies.

Net cash used in operating activities was $55.7 million in the year ended December 31, 2015 was primarily due to increased costs associated with being a public company, including fees for professional services, consultants, and ongoing clinical trial activities for our topical product candidate and our RT002 injectable program, which included more than $20 million for payments to clinical trial vendors, consultants, and other professional service providers. In 2015, we also invested in building our workforce to support our clinical development programs and the operations of a public company, which represented more than $15 million of our operating activities. The remaining balance of operating activities related primarily to rent, utilities, and other supplies.

Cash Flows from Investing Activities
Net cash provided by or used in investing activities for the years ended December 31, 2017, 2016 and 2015 was primarily due to purchases of property and equipment, costs related to purchasing the BTRX patent portfolio in 2016, and fluctuations in the timing of maturities and sales of investments. As of December 31, 2017, all of our investments had matured. We intend to reinvest a substantial portion of our cash and cash equivalents in short-term investments in 2018.
Cash Flows from Financing Activities
Increases in our cash flows from financing activities are primarily driven by proceeds from the issuance of our common stock in connection with follow-on offerings (as described below), ATM offerings (as described below), stock option exercises and employee stock plan purchases. In 2015, the Company also received proceeds of $9.8 million for the sale/leaseback of equipment from Essex Capital. Decreases in our cash flows from financing activities are primarily due to principal payments on the aforementioned equipment lease with Essex Capital, principal payments on notes payable in 2015, and payments to settle employee tax obligations resulting from net settlement of restricted stock awards.
Follow-On Public Offerings
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
In December 2017, the Company completed a follow-on public offering, or the 2017 follow-on offering, pursuant to which the Company issued 5,389,515 shares of common stock at $31.00 per share, including the exercise of the underwriters' over-allotment option to purchase 550,806 additional shares of common stock, for net proceeds of $156.9 million, after underwriting discounts, commissions and other offering expenses.
At-The-Market Offering
In March 2015, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2015 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company could offer and sell common stock having aggregate proceeds of up to $50.0 million from time to time through Cowen as our sales agent. During the year ended December 31, 2015, the Company sold 352,544 shares of common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in gross proceeds of $10.8 million, and net proceeds of $10.0 million, after underwriting discounts, commissions, and other offering expenses.
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen as our sales agent. During the year ended December 31, 2017, the Company sold 1,802,651 shares of common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in gross proceeds of $40.0 million, and net proceeds of $38.2 million, after underwriting discounts, commissions, and offering expenses. As of February 28, 2018, approximately $35.0 million remains available to us under the 2016 ATM agreement.
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect to make additional capital outlays to increase operating expenditures over the next several years to support the completion of the clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We believe that our existing capital resources, the net proceeds from our follow-on public and ATM offerings will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or issue debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RT002 injectable, and our topical product candidate, and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT002 injectable and preclinical trials of our topical product candidate or any future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT002 injectable, or any future product candidates including topical;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of RT002 injectable, topical, or any future product candidates;

•	the cost of commercialization activities if RT002 injectable or any future product candidates including topical are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT002 injectable, topical, or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Please see “Item 1A. Risk Factors” for additional risks associated with our substantial capital requirements.
We have not generated product revenue from RT002 injectable or our topical product candidate, and we do not know when, or if, we will generate such revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize RT002 injectable or our topical product candidate. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.
We have based our estimates of future capital requirements on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trials of RT002 injectable may encounter technical or other difficulties that could increase our development costs more than we currently expect or the FDA or EMA may require us to conduct additional clinical trials prior to approving RT002 injectable or future products we may develop. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials beyond 2018.
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
Clinical Trial Accruals
Clinical trial costs are charged to research and development expense as incurred. We accrue for expenses resulting from contracts with clinical research organizations, or CROs, investigators and consultants, and under certain other agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. Our objective is to reflect the appropriate trial expense in the Consolidated Financial Statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid asset, which will be amortized as services are rendered.
The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. We estimate our clinical accruals based on reports from and discussion with clinical personnel and outside services providers as to the progress or state of completion of trials, or the services completed. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs and other third-party vendors. As of December 31, 2017, there have not been any material adjustments to our estimated accrued clinical expenses.
Stock-Based Compensation
We recognize compensation costs related to stock options granted to employees and non-employee directors based on the estimated fair value of the awards on the date of grant, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expenses are classified in the Consolidated Statements of Operations and Comprehensive Loss based on the functional area to which the related recipients belong.

The estimated grant date fair values of the option awards granted to employees and non-employee directors during the years ended December 31, 2017, 2016, and 2015 were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.0	6.0	6.0
Expected volatility	67.7%	61.9%	62.2%
Risk-free interest rate	2.1%	1.4%	1.6%
Dividend rate	0.0%	0.0%	0.0%
The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions that determine the fair value of options. These assumptions are as follows:

•
Expected term — The expected term represents the period that our options are expected to be outstanding and is calculated using the simplified method. We qualify for the simplified method as our stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and we have limited history of exercise data.

•
Expected volatility — Beginning on January 1, 2017, the expected volatility is based on the historical volatility of a group of similar entities combined with the historical volatility of the Company, whereas prior to 2017, the expected volatility was based solely on the historical volatility of a group of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, capital structure, and size.

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury constant maturity rates with terms similar to the option’s expected term.

•	Dividend rate — The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.
As of January 1, 2017, we began accounting for forfeitures as they occur, which was an acceptable change in accordance with ASU 2016-09. In connection with changing the forfeiture rate methodology, we recorded a cumulative charge of less than $0.1 million to the Accumulated Deficit balance as of January 1, 2017.
We will continue to use judgment in evaluating the expected term and expected volatility related to our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may make refinements to the estimates of our expected terms and expected volatility that could materially impact our future stock-based compensation.
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
The fair value of the Product Approval Payment derivative was determined by estimating the timing and probability of the related approval and multiplying the payment amount by this probability percentage then applying a discount factor. As of December 31, 2016, we determined the fair value of the liability for the Product Approval Payment was $2.0 million, which was measured by assuming a term of 3.25 years, a risk-free rate of 1.5% and a credit risk adjustment of 9.0%. As of December 31, 2017, we determined the fair value of the liability for the Product Approval Payment was $2.6 million, which was measured by assuming a term of 2.5 years, a risk-free rate of 2.0% and a credit risk adjustment of 6.5%. Our assumption for the expected term as of December 31, 2017 is based on an expected Biologics License Application, or BLA, approval for RT002 in the first half of 2020. The primary drivers of any fair value movements for the Product Approval Payment derivative are the estimated probability of the related approval and the credit risk adjustment. If the probability estimate increases (decreases) and the credit risk adjustment decreases (increases), the fair value of the derivative will increase (decrease).
We will record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the Product Approval Payment has been paid. At that time, the Product Approval Payment derivative will be adjusted to fair value one last time immediately prior to settlement.

Impairment of Long-Lived Assets
We assess the impairment of long-lived assets, such as property and equipment subject to depreciation and amortization, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant adverse change in the extent to which, or manner in which, a long-lived asset is being used or in its physical condition; (ii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition; (iv) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and (v) current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We constructed a fill/finish line for the future commercial manufacturing of its topical product candidate and to support its clinical trials and regulatory license applications. In 2016, following the results of the REALISE 1 Phase 3 clinical trial for crow's feet, we discontinued its topical clinical development programs for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis. We performed an impairment analysis of the topical fill/finish line and other fixed assets to determine fair value based on highest and best use. We concluded that only certain equipment comprising the topical fill/finish line would be repurposed for commercial-scale manufacturing of RT002 injectable. As a result, we determined fair value based on its highest and best use and that for certain components of the fill/finish line and other fixed assets, the carrying value of the assets was not entirely recoverable and the fair value, which was calculated using the market or cost approach depending on the specific asset, was lower than the carrying value. Accordingly, during the year ended December 31, 2016, we recorded a loss on impairment of $9.1 million. As of December 31, 2016, the fill/finish line and other fixed assets had net book values of $5.1 million and $0.2 million, respectively.

During the three months ended December 31, 2017, we identified an additional indicator of impairment, an adverse change in the market value resulting from further negotiations with a potential buyer during the quarter, for the topical fill/finish line and other fixed assets. We continue to believe that certain equipment comprising the topical fill/finish line with a net book value of $2.4 million will be repurposed for commercial-scale manufacturing of RT002 injectable. As a result, we determined fair value based on its highest and best use and that for certain components of the fill/finish line and other fixed assets, the carrying value of the assets was not entirely recoverable and the fair value, which was calculated using the market or cost approach depending on the specific asset, was lower than the carrying value. Accordingly, we recorded a loss on impairment of $2.9 million, during the year ended December 31, 2017. Nonetheless, it is reasonably possible that our estimate of the recoverability of the equipment's carrying value could change, and may result in the need to write down the assets to fair value. As of December 31, 2017, the fill/finish line and other fixed assets had net book values of $2.4 million and $0.1 million, respectively.
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

As of December 31, 2017, we had net operating loss carryforwards available to reduce future taxable income, if any, for federal, California, and New Jersey income tax purposes of $453.1 million, $160.2 million, and $378.7 million, respectively. If not utilized, the federal net operating loss carryforward begin expiring in 2020, the California net operating loss carryforwards began expiring in 2010, and the New Jersey state net operating loss carryforwards begin expiring in 2030.

As of December 31, 2017, we also had research and development credit carryforwards of $4.3 million and $6.1 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that an ownership change occurred on April 7, 2004 but that all carryforwards can be utilized prior to the expiration. The Company also determined that an ownership change occurred in February 2014. As a result of the 2014 change, the Company reduced the deferred tax assets and the corresponding valuation allowance to account for this limitation. Since the R&D credits for California carry over indefinitely, there was no change to the California R&D credits. The Company has reviewed its IRC §382 limitation through December 31, 2017 and have not identified any ownership changes resulting in a limitation.

JOBS Act
We are an "emerging growth company," as defined in the JOBS Act and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an "emerging growth company" until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO on February 6, 2014, (b) in which we have total annual gross revenues of over $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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

Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table, which summarizes our contractual obligations as of December 31, 2017, represents material expected or contractually committed future obligations, with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated funding activities and from our existing cash balances.

	Payments Due by Period
Contractual Obligations:	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 Years
	(In thousands)
Operating lease obligations(1)	$38,121	$5,628	$11,808	$10,815	$9,870
Financing obligations reflected on our balance sheet under GAAP(2)	1,932	1,932	—	—	—
Total	$40,053	$7,560	$11,808	$10,815	$9,870

(1)	Operating lease agreements represent our obligations to make payments under non-cancelable lease agreements for our facilities and leased equipment.

(2)
Financing obligations reflected on our balance sheet under GAAP represents our obligation to make lease payments and the purchase price of the leased equipment under the Loan and Lease Agreement with Essex Capital.

This table does not include any milestone or royalty payments, which may become payable to third parties under agreements, as the timing and likelihood of such payments are not known.

•	We are obligated to pay milestone and royalties to List Laboratories on future sales of botulinum toxin products.

•
We also have one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc. upon the achievement of regulatory approval for RT002 injectable or RT001 topical.

•
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

•
On April 11, 2016, we entered into an agreement with BioSentinel, Inc. to in-license their technology and expertise for research and development and manufacturing purposes. In addition to minimum quarterly use fees, we are obligated to make a one-time future milestone payment of $0.3 million payable to BioSentinel, Inc. upon the achievement of regulatory approval.

•
On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in seven years, unless terminated sooner by either party. In accordance with the Services Agreement, the Company will have minimum purchase obligations based on its production forecasts. As of December 31, 2017, the Company made non-refundable advanced payments of $1.2 million in accordance with the terms of the arrangement. The remaining services are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.

This table does not include a liability for unrecognized tax benefits related to various federal and state income tax matters of $2.6 million at December 31, 2017. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2017. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $282.9 million and $185.5 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, our cash and cash equivalents were held in deposit and money market fund accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in money market fund accounts.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2017, 2016 and 2015, are included in other expense in the Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2017, the end of the period covered by this report.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2017.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 28, 2018, Revance Therapeutics, Inc. (“Revance” or “the Company”) and Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V. (“Mylan”), entered into a collaboration agreement (the “Agreement”) pursuant to which Revance and Mylan will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
Under the Agreement, Revance will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; and Mylan will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. Revance will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe will be shared equally between the parties, and Mylan will be responsible for all other clinical development costs and commercialization expenses. Revance and Mylan will form a joint steering committee, consisting of an equal number of members from Revance and Mylan, to oversee and manage the development, manufacture and commercialization of the biosimilar. The parties will also enter into a separate agreement, within six months, covering supply of drug substance and drug product. In addition, Mylan may elect to have the drug product manufactured by another party, including a third-party contract manufacturing organization or a Mylan affiliate.
Revance has granted Mylan an exclusive, world-wide license (excluding Japan) to the Company’s intellectual property rights for the development and commercialization of the biosimilar under the Agreement. Revance has retained all rights in Japan and has retained rights in the U.S. and ex-U.S. Mylan territories to develop and manufacture the biosimilar for Mylan to commercialize.
Mylan has agreed to pay Revance a non-refundable upfront payment of $25 million with contingent payments of up to $100 million, in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. In addition, Mylan will pay Revance royalties on sales of the biosimilar in the Mylan territories. With respect to royalties on sales of the biosimilar in the Mylan territories, Mylan would pay Revance low to mid double digit royalties on any sales of the biosimilar in the U.S., mid double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Mylan territories. However, Revance has agreed to waive royalties for U.S. sales, up to a limit of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
The term of the collaboration will continue, on a country-by-country basis, in perpetuity until terminated by either party pursuant to the terms of the Agreement. Either party may terminate the agreement for breach by, or bankruptcy of, the other party. Mylan may terminate the Agreement in its entirety or on a region-by-region basis, and may also terminate if a biosimilar development pathway is not deemed viable, with such determination only occurring after an FDA advisory meeting. All rights, including licenses, and obligations terminate in the country or countries for which termination applies, with limited exceptions for royalty-bearing licenses to certain intellectual property rights, and rights to certain data, for the continued development and sale of the biosimilar in the country or countries for which termination applies.
The Agreement contains various representations and warranties, covenants and other provisions that are customary for a transaction of this nature. The representations, warranties and covenants contained in the Agreement were made only for purposes of the Agreement and as of specific dates, were solely for the benefit of the parties to the Agreement, and may be subject to limitations agreed upon by the parties. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Agreement instead of establishing these matters as facts.

The foregoing is a summary of the terms of the Agreement and is qualified in its entirety by reference to the Agreement, a copy of which will be filed as an exhibit to a future amendment of this Current Report on Form 8-K or as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018.

BOTOX® is a registered trademark of Allergan plc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our board of directors currently consists of eight members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The term of Class I directors will expire at the annual meeting of stockholders to be held in 2018; the term of the Class II director will expire at the annual meeting of stockholders to be held in 2019; and the term of Class III directors will expire at the annual meeting of stockholders to be held in 2020.
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
The following is a brief biography of each member of our board of directors, as of December 31, 2017, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Form 10-K.
Class I Directors
Angus C. Russell, age 62, has served as a director and Chairman of the Board of our company since March 2014. Mr. Russell was Chief Executive Officer of Shire plc, or Shire, a biopharmaceutical company, from June 2008 until April 2013, and a member of its board of directors from 1999 until 2013. From December 1999 to June 2008, Mr. Russell served as Chief Financial Officer of Shire. Prior to joining Shire, Mr. Russell served at AstraZeneca plc, a pharmaceutical and biologics company, most recently as VP of Corporate Finance. Mr. Russell is a former Non-Executive Director of the City of London Investment Trust plc. Mr. Russell is a Chartered Accountant and is a Fellow of the Association of Corporate Treasurers. Mr. Russell has served on the board of directors at Mallinckrodt plc, a pharmaceuticals company, since August 2014, BioTime, Inc., a biotechnology company, since December 2014 and TherapeuticsMD, Inc., a pharmaceutical company, since March 2015. Our board of directors believes that Mr. Russell’s financial expertise, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products make him qualified to serve on our board of directors.
Phyllis Gardner, M.D., age 67, has served as a director of our Company since December 2006. Dr. Gardner has spent over 35 years in academia, medicine and industry. She served at Essex Woodlands, a growth equity firm that focuses on the healthcare industry, from June 1999 to 2014, in various capacities including as an adjunct Partner. Dr. Gardner has served on the board of directors of several public and private companies, including Corium International, Inc. since November 2007. She began her academic medical career at Stanford University, where she has held several positions including Senior Associate Dean for Education and Student Affairs and remains today as Professor of Medicine. From 1994 to 1998, she took a leave of absence from Stanford University to serve as Principal Scientist, Vice President of Research and Head of ALZA Technology Institute, a major drug delivery company. Dr. Gardner holds a B.S. from the University of Illinois and an M.D. from Harvard University. Our board of directors believes that Dr. Gardner’s medical, healthcare and private equity experience, operating experience and significant experience serving as a director of our company and other healthcare companies make her qualified to serve on our board of directors.
Julian S. Gangolli, age 60, has served as a director since July 2016. He is President, North America of GW Pharmaceuticals Inc. and President of Greenwich Biosciences, Inc., the U.S. subsidiary of GW Pharmaceuticals, spearheading the buildout of the company’s U.S. commercial infrastructure in advance of the potential launch of its lead therapeutic candidate, Epidiolex® (cannabidiol or CBD), which is in late-stage development for a number of child-onset epilepsy syndromes. Prior to joining GW Pharma, Mr. Gangolli served as President of the North American Pharmaceutical division of Allergan Inc. for 11 years. Prior to that, he served as Senior Vice President, U.S. Eye Care at Allergan. Prior to Allergan, Mr. Gangolli served in sales and marketing positions at VIVUS, Inc., Syntex Pharmaceuticals, Inc., and Ortho-Cilag Pharmaceuticals Ltd in the United Kingdom. Our board of directors believes that Mr. Gangolli’s operating experience in the biopharmaceutical industry, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products make him qualified to serve on our board of directors.
Class II Director
Mark J. Foley, age 52, has served as a director of our company since September 2017. Mr. Foley has more than 25 years of operational and investment experience in the healthcare arena. He is currently Managing Director of RWI Ventures, a venture capital firm focused on life sciences, networking, semiconductor and software investments. Previously, Mr. Foley was Chairman, President and CEO of ZELTIQ Aesthetics (ZLTQ), serving from 2012 through the company’s acquisition in 2017 by Allergan (AGN). Prior to ZELTIQ, Mr. Foley held a variety of senior operating roles in large public companies and venture-backed startups, including U.S. Surgical Corporation, Guidant Corporation, Devices for Vascular Intervention (acquired by Eli Lilly), Perclose (acquired by Abbott) and Ventrica (acquired by Medtronic) where he was the founder and CEO. He is a board member at Glaukos (GKOS) and also serves as Chairman of ULab, HintMD and Arrinex. Mr. Foley received a Bachelor of Arts degree from the University of Notre Dame. Our board of directors believes that Mr. Foley’s financial expertise, experience at multiple public pharmaceutical companies and his expertise with the development and commercialization in medical device and biotechnology industries make him qualified to serve on our board of directors.
Class III Directors
L. Daniel Browne, age 56, is one of our co-founders and has served as our President and Chief Executive Officer and a member of our board of directors since we commenced operations in 2002. Mr. Browne served as President and Chief Executive Officer of Neomend, Inc., a medical technology and biomaterials company, from 2001 to 2003. From 1997 through 2000, Mr. Browne served as President of Prograft Medical Inc., a medical technology company. Previously, Mr. Browne served for more than 16 years in leadership positions in product development, sales and marketing and business development in the Gore Medical Products Division of W.L. Gore & Associates, Inc., a global technology company, lastly as Business Leader in the Medical Products Division. Mr. Browne holds a B.S. from the University of Hawaii in Cell and Molecular Biology and an M.B.A. from Pepperdine University. Our board of directors believes that Mr. Browne is qualified to serve on our board of directors based on such experience and leadership roles, and his management perspective of the company, including our strategic opportunities and challenges and his track record of new product development, sales and marketing and value creation, each of which relates to our commercial opportunities.
Robert Byrnes, age 73, has served as a director of our company since August 2004. Mr. Byrnes has spent over forty years in the medical device and biotechnology industries. From October 1997 until October 2002, and from January 2005 to the present, Mr. Byrnes has served as the President and Chief Executive Officer of Roan Advisors, Inc., an advisory service for healthcare organizations. From November 2002 to January 2005, he served as the President and Chief Executive Officer of Thermage, Inc., a medical device company focused on non-invasive tissue tightening. Mr. Byrnes has also served as Chairman and Chief Executive Officer of Tokos Medical Corporation, a healthcare services company, President of Caremark, Inc., a home healthcare service company, and Vice President of Marketing and Business Development for Genentech, Inc., a biotechnology company. He currently serves on the board of directors of Allego Ophthalmics, LLC. Mr. Byrnes holds a B.S. in Pharmacy from Ferris State University and an M.B.A degree in Marketing and Finance from Loyola University, Chicago. Our board of directors believes that Mr. Byrnes’s operating experience in the medical device and biotechnology industries, combined with his prior board positions, make him qualified to serve on our board of directors.
Philip J. Vickers, Ph.D., age 58, has served as a director of our company since February 2015. Dr. Vickers has over 25 years in the pharmaceutical industry experience. Since November 2017, he has been serving as the Chief Executive Officer and a member of the board of directors of Northern Biologics Inc. From 2011 until June 2017, Dr. Vickers served as Global Head of Research and Development and a member of the Executive Committee of Shire Plc, or Shire, a biotechnology company focused on the development of therapies for the treatment of rare and specialty conditions.  Under Dr. Vickers’ leadership Shire’s pipeline had approximately 40 programs in clinical development in the areas of Genetic Disease, GI disease, Hematology, Immunology, Neuroscience, Ophthalmology and Oncology.  Prior to Shire, Dr. Vickers held positions of increasing responsibility in Research and Development at Merck, Pfizer, Boehringer-Ingelheim and Resolvyx Pharmaceuticals. Dr. Vickers obtained his PhD in Biochemistry from the University of Toronto, which was followed by postdoctoral research in mechanisms of multidrug resistance in breast cancer at the National Cancer Institute in Bethesda, Maryland. Our board of directors believes that Dr. Vickers' experience at multiple pharmaceutical companies and his expertise in the development and commercialization of pharmaceutical products make him qualified to serve on our board of directors.

Executive Officers
The following table sets forth information concerning our executive officers as of December 31, 2017:

Name	Age	Position(s)
Executive Officers
L. Daniel Browne	56	President, Chief Executive Officer and Director
Abhay Joshi, Ph.D.	55	Chief Operating Officer
Todd E. Zavodnick	46	Chief Commercial Officer and President, Aesthetics & Therapeutics
Lauren P. Silvernail	59	Chief Financial Officer and Chief Business Officer
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
Todd E. Zavodnick has served as our Chief Commercial Officer and President, Aesthetics & Therapeutics since September 2017. Mr. Zavodnick joined Revance from ZELTIQ Aesthetics, Inc., developer and marketer of the #1 non-invasive fat-reduction procedure known as CoolSculpting, where he was President of International prior to the company’s acquisition by Allergan plc on April 28, 2017. Previously, he served in leadership roles at Galderma Laboratories, most recently as President and General Manager, North America. Prior to this, Mr. Zavodnick managed a successful 14-year career at Alcon Laboratories in a series of ascending sales and marketing positions both domestically and internationally, ultimately serving as President of Alcon China and Mongolia. He serves on the board of directors for NovaBay Pharmaceuticals (NYSE: NBY), Inc., Allurion Technologies, and the Children’s Skin Disease Foundation. Mr. Zavodnick holds a M.B.A. from The University of Texas at Dallas and a B.S. in Pharmacy from Rutgers University.
Lauren P. Silvernail has served as our Chief Financial Officer and Chief Business Officer since December 2015 and Chief Financial Officer and Executive Vice President, Corporate Development from March 2013 to December 2015. From 2003 to 2012, Mrs. Silvernail was Chief Financial Officer and Vice President of Corporate Development at ISTA Pharmaceuticals, Inc., a pharmaceutical research and development company. During her tenure at ISTA, revenues grew to more than $160 million and headcount increased to more than 340 employees by the time ISTA was purchased by Bausch & Lomb in June 2012. From 1995 to 2003, Mrs. Silvernail served in various operating and corporate development positions with Allergan, Inc., a pharmaceutical company, including Vice President, Business Development. Prior to joining Allergan, Inc., Mrs. Silvernail worked at Glenwood Ventures, an investment firm, as a General Partner. She currently serves on the board of directors and the audit committee of Nicox S.A. Mrs. Silvernail holds a B.A. in Biophysics from the University of California, Berkeley and an M.B.A. from the Anderson Graduate School of Management at the University of California, Los Angeles.
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
Audit Committee. Our audit committee currently consists of Mr. Foley, Mr. Byrnes, and Mr. Gangolli. Our board of directors has determined that all current members of our audit committee satisfy the independence requirements under the

Nasdaq listing rules and Rule 10A-3(b)(1) of the Exchange Act. Each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. The chair of our audit committee is Mark J. Foley. Our board of directors has determined that each of Messrs. Byrnes and Foley is an “audit committee financial expert” within the meaning of the SEC regulations. Our board of directors has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, applicable requirements of the Nasdaq listing rules and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and comply with future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

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
To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all of our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION
Our named executive officers, or NEOs, consisting of our principal executive officer and the next two most highly compensated executive officers during 2017, are:

•	L. Daniel Browne, President and Chief Executive Officer;

•	Todd E. Zavodnick, Chief Commercial Officer and President, Aesthetics & Therapeutics

•	Abhay Joshi, Ph.D., Chief Operating Officer.
Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during 2017 and 2016.

Name and Principal Position	Year	Salary($)		Bonus($)	Stock Awards	Option Awards($)(2)	Nonequity Incentive Plan Compensation(1)	All Other Compensation($)		Total($)
L. Daniel Browne	2017	$525,300		$—	$508,260	$1,905,694	$466,038	$—		$3,405,292
President and Chief Executive Officer	2016	$510,000		$—	$428,000	$1,689,835	$273,488	$—		$2,901,323
Todd E. Zavodnick	2017	$116,667	(3)	$—	$2,318,000	$520,282	$103,846	$22,244	(4)	$3,081,039
Chief Commercial Officer and President, Aesthetics & Therapeutics	2016	$—		$—	$—	$—	$—	$—		$—
Abhay Joshi, Ph.D.	2017	$453,200		$—	$258,070	$971,289	$344,728	$—		$2,027,287
Chief Operating Officer	2016	$440,000		$200,000	$606,600	$—	$160,875	$—		$1,407,475

(1)
Amounts shown in this column represent cash bonus awards granted to our NEOs under our annual incentive plan. Such bonuses are tied to achievement against clinical and financial goals that are set in the first quarter of the applicable fiscal year, with payouts determined after the close of the year and primarily based on our level of achievement against those goals.

(2)
The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, or ASC 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 11 to our financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(3)	Mr. Zavodnick's annual base salary for 2017 was $400,000. The amount shown reflects the salary earned from his date of hire on September 18, 2017 through December 31, 2017.

(4)	Represents taxable fringe benefits for housing and travel.

Outstanding Equity Awards at December 31, 2017
The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2017.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested		Market Value of Shares That Have Not Vested
L. Daniel Browne	20,000		—	$2.55	4/29/2018	—		—
	10,990		—	$2.55	7/20/2020	—		—
	298,750		—	$8.70	5/26/2023	—		—
	99,583		—	$9.15	12/16/2023	—		—
	264,987	(1)	30,813	$32.22	5/18/2024	—		—
	179,739	(2)	66,761	$16.23	1/27/2025	—		—
	80,208	(7)	94,792	$17.12	2/8/2026	—		—
	35,520	(9)	119,480	$19.70	1/25/2027	—		—
	—		—	$—	—	14,500	(3)	$518,375
	—		—	$—	—	16,667	(8)	$595,845
	—		—	$—	—	25,800	(10)	$922,350
Todd E. Zavodnick	—	(11)	35,000	$24.40	9/17/2027	—		—
	—		—	$—	—	95,000	(12)	$3,396,250
Abhay Joshi, Ph.D.	666		—	$4.20	4/28/2019	—		—
	666		—	$2.55	4/29/2018	—		—
	103,124	(4)	103,126	$36.32	12/13/2025	—		—
	18,104	(9)	60,896	$19.70	1/25/2027	—		—
	—		—	$—	—	17,187	(5)	$614,435
	—		—	$—	—	36,000	(6)	$1,287,000
	—		—	$—	—	13,100	(10)	$468,325

(1)
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

(9)
This option was granted on January 26, 2017. The shares subject to the stock option vest over a four year period, with one-forty-eighth of the shares vesting each month, subject to providing continued service to us through each vesting date.

(10)
This restricted stock award was granted on January 26, 2017. The shares subject to the stock award vest over a three year period, with one-third of the shares vesting each year, subject to providing continued service to us through each vesting date.

(11)
This option was granted on September 18, 2017. The shares subject to the stock option vest over a four year period, with 25% vesting on September 18, 2018, and the balance vesting each month over the remaining three-year period, subject to providing continued service to us through each vesting date.

(12)
This restricted stock award was granted on September 18, 2017. The shares subject to the stock award vest over a four year period, with one-fourth of the shares vesting each year beginning on October 15, 2018, subject to providing continued service to us through each vesting date.

Executive Employment Arrangements
We have entered into employment agreements with each of our named executive officers; these agreements have no specific term of employment and provide for at-will employment. Each employment agreement provides the NEO with an annual base salary and target bonus opportunity, eligibility for employee benefits offered to our other employees, as well as eligibility under our Executive Severance Plan, described below. The target annual bonus opportunity (expressed as a percentage of base salary) for Mr. Browne was 66% for 2017 and 2018; for Mr. Zavodnick was 75% for 2017 and 2018; and for Dr. Joshi was 45% for 2017 and 2018.
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

Employee Benefit Plans
401(k) Plan
We sponsor a 401(k) retirement plan in which our named executive officers participate on the same basis as our other U.S. employees. During the year ended December 31, 2017, the Company made contributions to the plan of approximately $0.2 million.
Pension Benefits
We do not maintain a defined benefit pension plan for any of our employees.
Nonqualified Deferred Compensation
We do not maintain a plan providing nonqualified deferred compensation for any of our employees.
2017 Director Compensation Table
The compensation provided to our non-employee directors in 2017 is enumerated in the table below. Mr. Browne, who is also one of our employees, did not and will not receive any compensation for his services as a director.
The following table sets forth a summary of the compensation received during the year ended December 31, 2017:

Name	Fees Earned ($)	Stock Options and Awards ($)*		Total ($)
Robert Byrnes	67,777	135,513	(1)	203,290
Ronald W. Eastman (2)	30,011	135,513		165,524
Mark J. Foley (3)	19,079	318,733	(4)	337,812
Julian S. Gangolli	47,000	135,513	(5)	182,513
Phyllis Gardner, M.D.	49,500	135,513	(6)	185,013
Mark A. Prygocki (7)	21,577	—		21,577
Angus C. Russell	83,581	135,513	(8)	219,094
Philip Vickers	51,750	135,513	(9)	187,263

*
The dollar amounts in this column represent the grant date fair value of the stock option award. These amounts have been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 11 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option and awards by the applicable directors.

(1)	As of December 31, 2017, Mr. Byrnes had options to purchase 53,333 shares of our common stock and restricted stock awards of 3,000 shares.

(2)	Mr. Eastman resigned from our Board effective September 5, 2017.

(3)	Mr. Foley joined our Board effective September 5, 2017.

(4)	As of December 31, 2017, Mr. Foley had options to purchase 12,000 shares of our common stock and restricted stock awards of 6,000 shares.

(5)	As of December 31, 2017, Mr. Gangolli had options to purchase 24,000 shares of our common stock and restricted stock awards of 3,000 shares.

(6)	As of December 31, 2017, Dr. Gardner had options to purchase 35,333 shares of our common stock and restricted stock awards of 3,000 shares.

(7)	Mr. Prygocki resigned from our Board effective May 11, 2017.

(8)	As of December 31, 2017, Mr. Russell had options to purchase 40,000 shares of our common stock and restricted stock awards of 3,000 shares.

(9)	As of December 31, 2017, Dr. Vickers had options to purchase 40,000 shares of our common stock and restricted stock awards of 3,000 shares.

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
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2017, Mr. Byrnes and Dr. Gardner served on the compensation committee, with Mr. Byrnes serving as its chair. Neither Mr. Byrnes nor Dr. Gardner are currently nor have been at any time one of our employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:(1)	2,837,150	$19.29	1,819,883	(4)
Equity compensation plans not approved by security holders:(2)	373,250	28.96	292,096
Total	3,210,400	$20.41	2,111,979

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

(4)
Includes (i) 903,049 shares of common stock available for issuance under our 2014 plan and (ii) 916,834 shares of common stock available for issuance under our 2014 ESPP. The number of shares of our common stock reserved for issuance under the 2014 plan automatically increases on January 1st of each year, starting on January 1, 2015 and continuing through January 1, 2024, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our Board of Directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 plan is 2,000,000 shares. The number of shares of our common stock reserved under the 2014 ESPP for issuance automatically increases on January 1st each year, starting January 1, 2015 and continuing through January 1, 2024, in an amount equal to the lower of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 300,000 shares of common stock, or such lesser number of shares of common stock as determined by our Board of Directors. If a purchase right granted under our 2014 ESPP terminates without having been exercised, the shares of our common stock not purchased under such purchase right will be available for issuance under our 2014 ESPP.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of January 15, 2018 by: (i) each director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. We are aware that one or more institutional investors purchased a number of shares of our common stock in amounts representing in excess of five percent of our common stock as of January 15, 2018, and as a result, one or more of such institutional investors may continue to beneficially own in excess of five percent of our common stock as of January 15, 2018. However, as of the date of this Form 10-K, other than as disclosed below, we are not aware of any filings made with the SEC with respect to the beneficial ownership of our common stock by such institutional investors and we were otherwise unable to verify the beneficial ownership of our common stock by any such institutional investor as of the date of this Form 10-K.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock issuable under options or warrants that are exercisable within 60 days after January 15, 2018, are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 36,502,409 shares of our common stock outstanding as of January 15, 2018.
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

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage of Total
Named Executive Officers and Directors:
L. Daniel Browne(1)	1,163,491	3.10%
Abhay Joshi (2)	212,098	*
Todd E. Zavodnick(16)	95,000	*
Robert Byrnes(3)	63,998	*
Mark J. Foley(17)	26,000	*
Phyllis Gardner, M.D.(4)	32,333	*
Angus C. Russell(5)	37,000	*
Philip J. Vickers, Ph.D.(6)	37,000	*
Julian S. Gangolli(7)	21,000	*
Directors and officers as a group (total of 10 persons)(8)	1,920,395	5.05%
Greater than 5% Stockholders:
Entities affiliated with Essex VIII(9)	3,842,047	10.53%
Entities affiliated with NovaQuest(10)	3,096,650	8.48%
Entities affiliated with Franklin Resources, Inc.(11)	3,394,202	9.30%
Entities affiliated with JPMorgan Chase & Co. (12)	3,561,679	9.76%
Entities affiliated with The Bank of New York Mellon Corporation(13)	2,144,669	5.88%
Entities affiliated with BlackRock, Inc.(14)	2,168,211	5.94%
Entities affiliated with Wellington Management Group LLP(15)	3,573,150	9.79%

*    Represents beneficial ownership of less than 1% of the outstanding common stock

(1)
Consists of 133,315 shares of common stock and 1,029,767 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2018 and 409 shares of common stock held by the Dan and Brenda Browne Living Trust. Mr. Browne is a Trustee of the Dan and Brenda Browne Living Trust.

(2)	Consists of 73,356 shares of common stock and 138,742 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2018

(3)
Consists of 3,000 shares of common stock and 47,333 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2018, and 13,665 shares of common stock held by the Byrnes Family Trust. Mr. Byrnes is a Trustee of the Byrnes Family Trust.

(4)	Consists of 3,000 shares of common stock and 29,333 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2018.

(5)	Consists of 3,000 shares of common stock and 34,000 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2018.

(6)	Consists of 3,000 shares of common stock and 34,000 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2018.

(7)	Consists of 3,000 shares of common stock and 18,000 shares of common stock underlying options that are vested and exercisable withn 60 days of January 15, 2018.

(8)
Includes shares beneficially owned by all current executive officers and directors of the company. Consists of 423,700 shares of common stock and 1,496,695 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2018.

(9)
Consists of 3,067,607 shares of common stock held by Essex Woodlands Health Ventures Fund VIII, L.P. (“Essex Fund VIII”), 457,085 shares of common stock held by Essex Woodlands Health Ventures Fund V, L.P. (“Essex Fund V”), 221,197 shares of common stock held by Essex Woodlands Health Ventures Fund VIII-A, L.P. (“Essex Fund VIII-A”) and 96,158 shares of common stock held by Essex Woodlands Health Ventures Fund VIII-B, L.P. (“Essex Fund VIII-B”). Essex Woodlands Health Ventures VIII, LLC, the general partner of Essex Fund VIII, Essex Fund V, Essex Fund VIII-A and Essex Fund VIII-B, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Essex Fund VIII, Essex Fund V, Essex Fund VIII-A and Essex Fund VIII-B. The address for Essex Fund VIII is 21 Waterway Avenue, Suite 225, The Woodlands, Texas 77380.

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

(11)
The indicated ownership is based on a Schedule 13G/A filed with the SEC by the reporting persons on February 7, 2018, reporting beneficial ownership as of December 31, 2017. According to the Schedule 13G/A, the reporting persons beneficially own a total of shares of 3,370,402 common Stock held by Franklin Advisors, Inc. and 23,800 shares of Common Stock held by Fiduciary Trust Company International. The address for each of the foregoing persons and entities is One Franklin Parkway, San Mateo, CA 94403.

(12)
The indicated ownership is based on a Schedule 13G/A filed with the SEC by the reporting persons on January 25, 2018, reporting beneficial ownership as of December 29, 2017. According to the Schedule 13G/A, the reporting persons beneficially own a total of 3,561,679 shares of Common Stock held by JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association, J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited. The address for each of the foregoing persons and entities is 270 Park Ave. New York, NY 10017.

(13)
The indicated ownership is based on a Schedule 13G/A filed with the SEC by the reporting persons on February 7, 2018, reporting beneficial ownership as of December 31, 2017. According to the Schedule 13G/A, the reporting persons beneficially own a total of 2,144,669 shares of Common Stock held by The Bank of New York Mellon Corporation and its following affiliates: The Bank of New York Mellon, The Boston Company Asset Management LLC, The Dreyfus Corporation (parent holding company of MBSC Securities Corporation), Mellon Capital Management Corporation, MAM (MA) Holding Trust (parent holding company of Standish Mellon Asset Management Company LLC; The Boston Company Asset Management LLC) and MBC Investments Corporation (parent holding company of Mellon Capital Management Corporation; BNY Mellon Investment Management (Jersey) Ltd.). The address for each of the foregoing persons and entities is 225 Liberty Street, New York, NY 10286.

(14)
The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on January 23, 2018, reporting beneficial ownership as of December 31, 2017. According to the Schedule 13G, the reporting persons beneficially own a total of 2,168,211 shares of Common Stock held by BlackRock Inc. and its subsidiaries BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC. The address for each of the foregoing persons and entities is 55 East 52nd Street, New York, NY 10055.

(15)
The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on February 8, 2018, reporting beneficial ownership as of December 29, 2017. According to the Schedule 13G, the reporting persons beneficially own a total of 3,573,150 shares of Common Stock held by Wellington Management Group LLP and its following affiliates: Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP. The address for each of the foregoing persons and entities is 280 Congress Street, Boston, MA 02210.

(16)	Consists of 95,000 shares of common stock.

(17)	Consists of 6,000 shares of common stock, and 20,000 shares of common stock held by the Mark J Foley Living Trust. Mr. Foley is a Trustee of the Mark J Foley Living Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions since January 1, 2017 in which (i) we have been a participant, (ii) the amount involved exceeded or will exceed $120,000, and (iii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of their immediate family or person sharing their household, had or will have a direct or indirect material interest, other than indemnification agreements, which are described below, and compensation arrangements, which are described under “Item 11. Executive Compensation.”
Of the Company's total cash, cash equivalents, and short-term investments of $282.9 million as of December 31, 2017, the Company held cash equivalents and short-term investments with a total fair value of $150.7 million in an investment account with a related party, J.P. Morgan Securities LLC. As of December 31, 2017, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held 3,561,679 shares of the Company's common stock, which represents approximately 9.75% of the Company's outstanding common stock. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA.
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
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our company by PricewaterhouseCoopers, or PwC, for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees(1)	$752,645	$792,598
Audit Related Fees	281,000	178,000
Total	$1,033,645	$970,598

(1)	Audit Fees consist of professional services rendered in connection with the audit of our Consolidated Financial Statements and review of our quarterly Consolidated Financial Statements.

(2)
Audit Related Fees consists of fees associated with our follow-on and At-The Market offerings completed in 2017, which included delivery of comfort letters, consents and review of documents filed with the SEC.

Auditor Independence
In 2017, there were no other professional services provided by PwC that would have required the audit committee to consider their compatibility with maintaining the independence of PwC.
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
(2) Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.
(b) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.1	Amended and Restated Investor Rights Agreement, effective as of February 5, 2014, among Revance Therapeutics, Inc. and certain of its stockholders	S-1/A	333-193154	4.3	January 27, 2014
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1 *	Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.1	December 31, 2013
10.2 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. 2002 Equity Incentive Plan	S-1	333-193154	10.2	December 31, 2013
10.3 *	Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.3	December 31, 2013
10.4 *	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.4	December 31, 2013
10.5 *	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014
10.6 *	Form of Restricted Stock Unit Award Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-K	001-36297	10.6	March 4, 2016
10.7*	Form of Stock Option Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-Q	001-36297	10.4	November 10, 2015
10.8*	Form of Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-K	001-36297	10.8	March 4, 2016
10.9*	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014
10.10*	Form of Indemnity Agreement by and between Revance Therapeutics, Inc. and each of its officers and directors	S-1/A	333-193154	10.8	January 27, 2014
10.11	Lease Agreement dated March 31, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.9	December 31, 2013

10.12	First Amendment to Office Lease dated April 7, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.10	December 31, 2013
10.13	Second Amendment to Office Lease and Lease dated May 17, 2010 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.11	December 31, 2013
10.14	Third Amendment to Lease, dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014
10.15+	License and Service Agreement dated February 8, 2007 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.15	December 31, 2013
10.16+	First Addendum to the License and Service Agreement dated April 21, 2009 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.16	December 31, 2013
10.17+	Development and Supply Agreement dated December 11, 2009 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.18	December 31, 2013
10.18+	First Amendment to Development and Supply Agreement dated May 29, 2013 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc	S-1	333-193154	10.20	December 31, 2013
10.19+	Second Amendment to Development and Supply Agreement dated August 31, 2015 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	10-Q	001-36297	10.1	November 10, 2015
10.20+	Manufacture and Development Agreement dated May 20, 2013 between Revance Therapeutics, Inc. and American Peptide Company, Inc.	S-1	333-193154	10.19	December 31, 2013
10.21	Loan and Lease Agreement dated as of December 20, 2013 by and between Revance Therapeutics, Inc. and Essex Capital Corporation	S-1	333-193154	10.21	December 31, 2013
10.22	First Amendment to Loan and Lease Agreement, dated December 17, 2014, by and between Revance Therapeutics, Inc. and Essex Capital Corporation	8-K	001-36297	10.1	December 22, 2014
10.23	Second Amendment to Loan and Lease Agreement, dated February 26, 2015, by and between Revance Therapeutics, Inc. and Essex Capital Corporation	10-K	001-36297	10.25	March 4, 2015
10.24*	Revance Therapeutics, Inc. Third Amended and Restated Executive Severance Benefit Plan					X
10.25*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36297	10.2	May 9, 2017
10.26*	Revance Therapeutics, Inc. 2018 Management Bonus Plan					X
10.27*	Revance Therapeutics, Inc. Amended and Restated 2014 Inducement Plan	8-K	001-36297	99.1	December 14, 2015
10.28*	Form of Stock Option Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-Q	001-36297	10.5	November 10, 2015

10.29*	Form of Restricted Stock Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-K	001-36297	10.5	March 4, 2016
10.30*	Executive Employment Agreement dated December 30, 2013 by and between Revance Therapeutics, Inc. and L. Daniel Browne	S-1/A	333-193154	10.25	January 27, 2014
10.31*	Executive Employment Agreement dated December 31, 2013 by and between Revance Therapeutics, Inc. and Lauren Silvernail	S-1/A	333-193154	10.27	January 27, 2014
10.32*	Executive Employment Agreement dated December 14, 2015 by and between Revance Therapeutics, Inc. and Abhay Joshi.	10-K	001-36297	10.34	March 4, 2016
10.33*	Executive Employment Agreement dated September 18, 2017 by and between Revance Therapeutics, Inc. and Todd Zavodnick.	10-Q	001-36297	10.1	November 3, 2017
10.34	Sales Agreement, dated March 4, 2016, by and between Revance Therapeutics, Inc. and Cowen and Company, LLC	8-K	001-36297	10.1	March 7, 2016
10.35	Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated March 14, 2017 between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	10-Q	001-36297	10.4	May 9, 2017
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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
None.

REVANCE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Revance Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Revance Therapeutics, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related Consolidated Statements of Operations and Comprehensive Loss, of Stockholders’ Equity and of Cash Flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 2, 2018

We have served as the Company's auditor since 2005.

REVANCE THERAPEUTICS, INC.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$282,896	$63,502
Short-term investments	—	122,026
Prepaid expenses and other current assets	2,315	7,167
Total current assets	285,211	192,695
Property and equipment, net	9,250	10,585
Restricted cash	580	580
Other non-current assets	658	500
TOTAL ASSETS	$295,699	$204,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,805	$3,754
Accruals and other current liabilities	12,225	12,418
Financing obligations, current portion	1,872	3,475
Total current liabilities	20,902	19,647
Financing obligations, net of current portion	—	1,872
Derivative liabilities associated with Medicis settlement	2,613	2,022
Deferred rent	3,339	3,648
Other non-current liabilities	—	100
TOTAL LIABILITIES	26,854	27,289
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of December 31, 2017 and 2016; 36,516,075 and 28,648,954 shares issued and outstanding as of December 31, 2017 and 2016, respectively	37	29
Additional paid-in capital	810,975	598,630
Accumulated other comprehensive loss	—	(45)
Accumulated deficit	(542,167)	(421,543)
TOTAL STOCKHOLDERS’ EQUITY	268,845	177,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,699	$204,360
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$262	$300	$300
Operating expenses:
Research and development	80,361	50,381	47,529
General and administrative	37,398	29,075	25,088
Loss on impairment	2,927	9,059	—
Total operating expenses	120,686	88,515	72,617
Loss from operations	(120,424)	(88,215)	(72,317)
Interest income	1,410	1,170	231
Interest expense	(457)	(1,082)	(1,190)
Changes in fair value of derivative liabilities associated with the Medicis settlement	(591)	(608)	127
Other expense, net	(525)	(535)	(327)
Net loss	(120,587)	(89,270)	(73,476)
Unrealized gain (loss) and adjustment on securities included in net loss	45	(5)	(40)
Comprehensive loss	$(120,542)	$(89,275)	$(73,516)
Basic and Diluted net loss attributable to common stockholders	$(120,587)	$(89,270)	$(73,476)
Basic and Diluted net loss per share attributable to common stockholders	$(4.01)	$(3.18)	$(3.02)
Basic and Diluted weighted-average number of shares used in computing net loss per share attributable to common stockholders	30,101,125	28,114,784	24,340,466

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Other Accumulated Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2014	23,774,465	24	435,142	—	(258,797)	176,369
Issuance of common stock relating to employee stock purchase plan	15,745	—	318	—	—	318
Stock-based compensation expense	—	—	12,388	—	—	12,388
Issuance of common stock in connection with At-The-Market offering, net of issuance costs of $500	352,544	—	10,021	—	—	10,021
Issuance of common stock in connection with the 2015 follow-on offering, net of issuance costs of $247	3,737,500	4	126,226	—	—	126,230
Issuance of common stock upon net exercise of warrants	68,993	—	—	—	—	—
Issuance of common stock upon exercise of stock options	205,735	—	2,435	—	—	2,435
Issuance of restricted stock awards, net of repurchase	169,562	—	—	—	—	—
Net settlement of restricted stock awards to settle employee taxes	(36,080)	—	(993)	—	—	(993)
Unrealized gain (loss) and adjustment on securities included in net loss	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(73,476)	(73,476)
Balance — December 31, 2015	28,288,464	28	585,537	(40)	(332,273)	253,252
Issuance of common stock relating to employee stock purchase plan	21,064	—	243	—	—	243
Stock-based compensation expense	—	—	11,953	—	—	11,953
Issuance of common stock upon exercise of stock options	131,752	—	1,405	—	—	1,405
Issuance of restricted stock awards, net of repurchase	234,567	1	(1)	—	—	—
Net settlement of restricted stock awards to settle employee taxes	(26,893)	—	(507)	—	—	(507)
Unrealized gain (loss) and adjustment on securities included in net loss	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(89,270)	(89,270)
Balance — December 31, 2016	28,648,954	$29	$598,630	$(45)	$(421,543)	$177,071
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	37		(37)	—
Issuance of common stock relating to employee stock purchase plan	28,135	—	583	—	—	583
Stock-based compensation expense	—	—	13,230	—	—	13,230
Issuance of common stock in connection with At-The-Market offering, net of issuance costs of $603	1,802,651	2	38,155	—	—	38,157
Issuance of common stock in connection with the 2017 follow-on offering, net of issuance costs of $535	5,389,515	5	156,928	—	—	156,933
Issuance of common stock upon net exercise of warrants	9,878	—	—	—	—	—
Issuance of common stock upon exercise of stock options	309,341	1	3,985	—	—	3,986
Issuance of restricted stock awards, net of repurchase	353,620	—	—	—	—	—
Net settlement of restricted stock awards to settle employee taxes	(26,019)	—	(573)	—	—	(573)
Unrealized gain (loss) and adjustment on securities included in net loss	—	—	—	45	—	45
Net loss	—	—	—	—	(120,587)	(120,587)
Balance — December 31, 2017	36,516,075	$37	$810,975	$—	$(542,167)	$268,845
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(120,587)	$(89,270)	$(73,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,468	1,445	1,995
Amortization of premium on investments	410	1,212	601
Change in fair value of derivative liabilities associated with the Medicis settlement	591	608	(127)
Stock-based compensation expense (see Note 11)	13,230	11,953	12,388
Capitalized interest	(113)	—	—
Effective interest on financing obligations	271	406	344
Impairment of long-lived assets	2,927	9,059	—
Acquisition of in-process research and development	—	2,000	—
Other non-cash operating activities	18	(1)	82
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,929	(5,591)	(192)
Other non-current assets	(403)	(151)	29
Accounts payable	2,607	953	(692)
Accruals and other current liabilities	(565)	7,502	3,179
Deferred rent	(125)	48	200
Net cash used in operating activities	(95,342)	(59,827)	(55,669)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,525)	(1,670)	(3,328)
Proceeds from maturities of investments	157,445	207,650	1,000
Sales of short-term investments	—	1,000	—
Proceeds from sale of property and equipment	—	2	—
Purchases of investments	(36,028)	(280,681)	(54,087)
Payment for acquisition of in-process research and development	(100)	(1,800)	—
Net cash provided by (used in) investing activities	118,792	(75,499)	(56,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with the 2017 follow-on offering, net of commissions and discount	157,468	—	—
Proceeds from issuance of common stock in connection with the At-The-Market offering, net of commissions	38,760	—	10,021
Proceeds from issuance of common stock in connection with the 2015 follow-on offering, net of deferred offering costs	—	—	126,230
Proceeds from the exercise of stock options and common stock warrants, and purchases under the employee stock purchase plan	4,569	1,649	2,753
Net settlement of restricted stock awards to settle employee taxes	(573)	(507)	(993)
Payment of offering costs	(644)	(243)	—
Principal payments made on financing obligations	(3,636)	(3,541)	(2,598)
Principal payments made on notes payable	—	—	(2,652)
Proceeds from failed sale-leaseback financings	—	—	9,831
Net cash provided by (used in) financing activities	195,944	(2,642)	142,592
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	219,394	(137,968)	30,508
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	64,082	202,050	171,542
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$283,476	$64,082	$202,050

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$299	$676	$802
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Deferred follow-on public offering costs	$251	$134	$—
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$718	$200	$487
Holdback related to acquisition of in-process research and development	$—	$200	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Consolidated Financial Statements
1. The Company and Basis of Presentation
Revance Therapeutics, Inc., or the Company, was incorporated in Delaware on August 10, 1999 under the name Essentia Biosystems, Inc. The Company commenced operations in June 2002 and on April 19, 2005, changed its name to Revance Therapeutics, Inc. The Company is a clinical-stage biotechnology company focused on the development, manufacturing and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, formulated with its proprietary peptide technology, to address unmet needs in large and growing neuromodulator markets. The Company's proprietary peptide technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical ("topical" or "our topical product candidate"). The Company is pursuing clinical development for RT002 injectable in a broad spectrum of aesthetic and therapeutic indications and is planning to conduct preclinical development of its topical product candidate. The Company holds worldwide rights for all indications of RT002 injectable and the pharmaceutical uses of its proprietary peptide technology.
Since commencing operations in 2002, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel and raising capital and preclinical and clinical development of, and manufacturing development for, RT002 injectable and topical. The Company has never been profitable and has not yet commenced commercial operations.
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. The Company has recorded net losses of $120.6 million, $89.3 million and $73.5 million for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company had a working capital surplus of $264.3 million and an accumulated deficit of $542.2 million. The Company has funded its operations primarily through the sale and issuance of common stock, convertible preferred stock, notes payable, and convertible notes. As of December 31, 2017, the Company had capital resources consisting of cash, cash equivalents, and investments of $282.9 million. The Company believes that its existing cash and cash equivalents will allow the Company to fund its operating plan through at least the next 12 months following the issuance of this Form 10-K.
Follow-On Public Offerings
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
In December 2017, the Company completed a follow-on public offering, or the 2017 follow-on offering, pursuant to which the Company issued 5,389,515 shares of common stock at $31.00 per share, including the exercise of the underwriters' over-allotment option to purchase 550,806 additional shares of common stock, for net proceeds of $156.9 million, after underwriting discounts, commissions and other offering expenses.
At-The-Market Offerings
In March 2015, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2015 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company could offer and sell common stock having aggregate proceeds of up to $50.0 million from time to time through Cowen, our sales agent. The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM agreement. During the third quarter of 2015, the Company sold 352,544 shares of common stock under the ATM agreement at a weighted average price of $30.76 per share resulting in net proceeds of $10.0 million, after underwriting discounts, commissions, and other offering expenses.
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen, our sales agent. On March 25, 2016, the effective date of the registration statement on Form S-3 filed with the SEC on March 7, 2016, the 2015 ATM Agreement was effectively terminated and superseded by the 2016 ATM Agreement. Sales of common stock through Cowen under the 2016 ATM agreement will be

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions we may impose). The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM agreement. During the year ended December 31, 2017, the Company sold 1,802,651 shares of common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, which was comprised of $38.8 million in proceeds after underwriting discounts and commissions and net of offering expenses of $0.6 million, of which $0.2 million was paid in 2016 and $0.4 million was paid in 2017.

Basis of Presentation
The Consolidated Financial Statements of the Company include the Company’s accounts and those of its wholly-owned subsidiaries, Revance Therapeutics Limited and Revance International Limited, and have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP. In October 2017, the Company created a wholly owned subsidiary, Revance International Limited. The Company operates in one segment.
2. Summary of Significant Accounting Policies
Principles of consolidation
The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Such management estimates include accruals, stock-based compensation, fair value of derivative liability, impairment of long-lived assets and the valuation of deferred tax assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.
Risks and Uncertainties
The product candidates developed by the Company require approvals from the U.S. Food and Drug Administration (FDA) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current and future product candidates will meet desired efficacy and safety requirements to obtain the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on the Company’s business and its Consolidated Financial Statements.
The Company is subject to risks common to companies in the development stage including, but not limited to, dependency on the clinical and commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, significant competition and untested manufacturing capabilities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of short and long-term investments. Under the Company's Investment Policy, the Company limits its credit exposure by investing in highly liquid funds and debt obligations of the U.S. government and its agencies with high credit quality. The Company’s cash, cash equivalents, and investments are held in the United States of America. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash, cash equivalents, and investments.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents may include deposit, money market funds, and debt securities.
Restricted Cash
As of December 31, 2017 and 2016, a deposit totaling $580,275 was restricted from withdrawal. The Company has a deposit balance of $400,000 that relates to the restriction on securing the Company’s facility lease and will remain until the end of the lease. The remaining $180,275 deposit balance relates to a letter of credit. These balances are included in restricted cash on the accompanying Consolidated Balance Sheets and within the cash, cash equivalents, and restricted cash balance on the Consolidated Statement of Cash Flows.
Investments
Short-term investments generally consist of securities with original maturities greater than three months and remaining maturities of less than one year, while long-term investments generally consist of securities with remaining maturities greater than one year. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. All of its investments are classified as available-for-sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Consolidated Statements of Operations and Comprehensive Loss and accumulated as a separate component of stockholders' equity on the Consolidated Balance Sheets. Interest income, net includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of investments, if any. The cost of securities sold is based on the specific-identification method. The Company monitors its investment portfolio for potential impairment on a quarterly basis. If the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the carrying amount of the security is reduced to fair value and a loss is recognized in operating results for the amount of such decline. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the cause of the decline in value, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and its intent and ability to hold the security to maturity or forecasted recovery. The Company mitigates its credit risk by investing in money market funds, U.S. treasury securities, and U.S. government agency obligations which limits the amount of investment exposure as to credit quality and maturity.
Of the Company's total cash, cash equivalents, and short-term investments of $282.9 million and $185.5 million as of December 31, 2017 and 2016, respectively, the Company held cash, cash equivalents, and short-term investments with a total fair value of $150.7 million and $86.0 million as of December 31, 2017 and 2016, respectively, in an investment account with a related party, J.P. Morgan Securities LLC. As of December 31, 2017 and 2016, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held approximately 3.6 million shares and 3.4 million shares of the Company's common stock, which represents approximately 9.75% and 11.95% of the Company's outstanding common stock, respectively. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA.
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
Notes to Consolidated Financial Statements — (Continued)

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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determines the fair value of its long-lived assets using the market approach, cost approach or income approach.
Clinical Trial Accruals
Clinical trial costs are charged to research and development expense as incurred. The Company accrues for expenses resulting from contracts with clinical research organizations (CROs), consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate expense in the Consolidated Financial Statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid expense, which will be amortized as services are rendered.
The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The Company determines accrual estimates through reports from and discussion with clinical personnel and outside services providers as to the progress or state of completion of trials, or the services completed. The Company estimates accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. The Company’s clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs and other third-party vendors.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Revenue
We recognize revenue when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. During the years ended December 31, 2017, 2016, and 2015, we received revenue from a royalty agreement.
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
The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2017 and 2016. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal.
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
For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the estimated grant-date fair values. For restricted stock awards to employees, the fair value is based on the closing price of the Company's common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. As of January 1, 2017, the Company adopted the forfeiture rate methodology change in accordance with ASC 2016-09 to account for forfeitures as they occur. Prior to the adoption of ASC 2016-09, the Company was required to estimate forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. The Company used historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that were expected to vest. To the extent actual forfeitures differed from the estimates, the difference was recorded as a cumulative adjustment in the period that the estimates were revised.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation expense related to stock options granted to non-employees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards vest over the time period the Company expects to receive services from the non-employee.
Warrants
The Company has issued freestanding warrants to purchase shares of common stock in connection with certain debt and lease transactions. The warrants are recorded at fair value using the Black-Scholes option pricing model. Common stock warrants classified as equity at inception are recorded to additional paid-in capital at fair value upon issuance.
Derivative Liabilities
The Company bifurcated and separately accounted for derivative instruments related to payment provisions underlying the Medicis settlement. These derivatives are accounted for as liabilities, which will be remeasured to fair value as of each balance sheet date, with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to record adjustments to the fair value of the derivative liabilities associated with the Medicis settlement until the remaining settlement payment has been paid.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency on an undiscounted basis when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective and based on the status of such legal or regulatory proceedings, the merits of the Company's defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company's estimates. The Company estimates accruals for legal expenses when incurred as of each balance sheet date based on the facts and circumstances known to the Company at that time.
Comprehensive Loss
Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. During the year ended December 31, 2017, the Company reclassified the net gain of less than $0.1 million from the sale of available for sale securities from other comprehensive loss to other income. During the years ended December 31, 2016 and 2015, the Company had unrealized losses for investments, which qualified as other comprehensive loss and, therefore have been reflected in the Consolidated Statements of Operations and Comprehensive Loss.
Net Loss per Share Attributable to Common Stockholders
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, which includes vested restricted stock awards. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The diluted net loss per share attributable to common stockholders also includes vested restricted stock awards and, if the effect is not anti-dilutive, unvested restricted stock awards. For purposes of this calculation, options to purchase common stock, unvested restricted stock, and common stock warrants are considered common stock equivalents.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	As of December 31,
	2017	2016	2015
Stock options	3,210,400	2,790,646	2,420,105
Common stock warrants	34,113	61,595	61,595
Unvested restricted stock awards	639,287	416,229	315,600
Interest Expense
Interest expense, includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt issuance costs, which were capitalized on the Consolidated Balance Sheets, that are generally derived from cash payments related to the issuance of notes payable, (ii) interest recognized from the amortization of debt discounts, which were capitalized on the Consolidated Balance Sheets, derived from the issuance of warrants and derivatives issued in conjunction with notes payable, (iii) interest capitalized for assets constructed for use in operations, and (iv) effective interest recognized on the financing obligation. The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments.
Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, however early adoption is permitted. Effective October 1, 2017, the Company early adopted this update on a prospective basis. The adoption of the pronouncement did not have a material impact on the Company's Consolidated Financial Statements.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As of January 1, 2017, the Company adopted ASU 2016-09 on a modified retrospective basis for the income statement impact of forfeitures and income taxes. Accordingly, the Company recognized a cumulative charge of less than $0.1 million to the Company's Accumulated Deficit balance as of January 1, 2017 from a change in the forfeiture rate methodology to account for forfeitures as they occur. The Company also adopted the accounting methodology related to stock-based compensation for deferred tax assets and liabilities balances; however, given the Company has a full valuation allowance, it did not have a impact on the Company's Consolidated Financial Statements. In the current year, the Company increased the net operating losses disclosed by $8 million to account for previous benefits not recognized from employee stock option exercises. The new guidance had no classification impact to the Consolidated Statements of Cash Flows.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company adopted this standard and determined it has no impact to the Company's Consolidated Financial Statements.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address specific consequences of the Tax Reform Act. The update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the impact of the new standard on the Company's Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718) ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company anticipates this standard will have no impact on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and requires a modified retrospective method of adoption. Early adoption is permitted, but for public companies generally only in the first quarter of an entity’s annual fiscal year. The Company is currently evaluating the impact this standard will have on the Company's Consolidated Financial Statements but since the Company has a full valuation allowance, the ASU is not expected to have financial statement impact.

On February 25, 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect these lease and revenue recognition standards will have on its Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under ASU 2016-02 on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. Subsequently, the FASB issued several standards related to ASU 2014-09 (collectively, the “New Revenue Standard”), including the most recent ASU, ASU 2017-14, Income Statement - Reporting Comprehensive Income (Topic 220), and Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606),which was issued in November 2017. The New Revenue Standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In addition, the New Revenue Standard requires expanded disclosures. This New Revenue Standard permits the use of either the retrospective or cumulative effect transition method when adopted. The New Revenue Standard becomes effective for the Company in the first quarter of fiscal year 2018.

The Company will adopt the New Revenue Standard in the first quarter of fiscal year 2018. The Company is still evaluating the effect on prior reported revenue; however, it anticipates that adoption of the New Revenue Standard will not have a material impact on the Company's Consolidated Financial Statements.

3. Revenue Agreements
In August 2011, the Company entered into an asset purchase and royalty agreement for the sale of the Relastin® product line for $0.05 million and royalties on future sales of Relastin®. Accordingly, under the Relastin® asset purchase and royalty agreement, the Company recognized royalty revenue of $0.3 million during each of the years ended December 31, 2017, 2016, and 2015. On April 23, 2015, the Company received notice from Valeant terminating the asset purchase and royalty agreement effective as of July 23, 2015. The Company was entitled to the minimum royalty payment until Valeant returns the Relastin® intellectual property rights to the Company. In November 2017, Revance and Valeant entered into an Asset Transfer Agreement to finalize the termination of the asset purchase and royalty agreement and Valeant returned the Relastin® intellectual property rights to the Company. There was no impact on the Company’s Consolidated Financial Statements as the Company does not have any current plans for future developments of Relastin® and its focus is primarily on the development of RT002 injectable.
4. In-Process Research and Development

On June 2, 2016, the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement"). Under the BTRX Purchase Agreement, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX. In exchange, the Company agreed to an upfront expenditure of $2.0 million of which $1.8 million was paid immediately, $0.1 million was

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

paid in June 2017, and the remaining $0.1 million, which is recorded in accruals and other current liabilities on the Consolidated Balance Sheet as of December 31, 2017, is payable in June 2018. The Company also agreed to pay up to an additional $16.0 million in aggregate upon satisfaction of milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events. As of December 31, 2017, the Company had not recorded a liability in connection with the BTRX milestone payments. The Company accrues for contractual milestones when it is probable that a milestone will be met.

Pursuant to the guidance prescribed in Accounting Standards Codification Topic 805, Business Combinations, the Company concluded that the BTRX Purchase Agreement did not meet the criteria of a business combination . During 2016, the Company accounted for the initial $2.0 million expenditure as research and development expense, as future alternative use of the acquired assets was deemed contingent upon the successful outcome of existing research and development activities as of the transaction date.
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
As of December 31, 2016, the fair value of the Product Approval Payment derivative of $2.0 million was determined by updating the timing and probability estimate of the related approval and applying a discount factor assuming a term of 3.25 years, a risk-free rate of 1.5% and a credit risk adjustment of 9.0%. As of December 31, 2017, the Company determined the fair value of its liability for the Product Approval Payment was $2.6 million, which was measured by assuming a term of 2.5 years, a risk-free rate of 2.0% and a credit risk adjustment of 6.5%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2020. The Company did not make any payments under the Product Approval Payment during the year ended December 31, 2017.
As a result of the fair value remeasurements during the years ended December 31, 2017, 2016, and 2015, the Company recognized an aggregate loss of $0.6 million, an aggregate loss $0.6 million, and an aggregate gain of $0.1 million, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds, U.S. treasury securities, and U.S. government agency obligations, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	December 31, 2017				December 31, 2016
	Cost	Unrealized		Fair Value	Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Money market funds	$236,744	$—	$—	$236,744	$60,639	$—	$—	$60,639
U.S. treasury securities	—	—	—	—	81,103	4	(28)	81,079
U.S. government agency obligations	—	—	—	—	40,968	1	(22)	40,947
Total cash equivalents and available-for-sale securities	$236,744	$—	$—	$236,744	$182,710	$5	$(50)	$182,665

Classified as:
Cash equivalents				$236,744				$60,639
Short-term investments				—				122,026
Total cash equivalents and available-for-sale securities				$236,744				$182,665

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. There were no available-for-sale securities held as of December 31, 2017. The Company's investments in any unrealized loss position are held until maturity or until the cost basis of the investment are recovered. The Company has no other-than-temporary impairments on its securities as it did not sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

As of December 31, 2016, the Company's marketable securities of $122.0 million were due within one year.
7. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$236,744	$236,744	$—	$—
Total assets measured at fair value	$236,744	$236,744	$—	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$2,613	$—	$—	$2,613
Total liabilities measured at fair value	$2,613	$—	$—	$2,613

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$60,639	$60,639	$—	$—
U.S. treasury securities	81,079	81,079	—	—
U.S. government agency obligations	40,947	—	40,947	—
Total assets measured at fair value	$182,665	$141,718	$40,947	$—

Liabilities
Derivative liabilities associated with the Medicis settlement	$2,022	$—	$—	$2,022
Total liabilities measured at fair value	$2,022	$—	$—	$2,022

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2017 and 2016.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2016	$2,022
Change in fair value	591
Fair value as of December 31, 2017	$2,613

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

8. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	As of December 31,
	2017	2016
Manufacturing equipment	$11,989	$12,268
Computer equipment	1,567	701
Furniture and fixtures	635	610
Leasehold improvements	4,255	4,214
Construction in progress	4,335	4,950
Total property and equipment	22,781	22,743
Less: Accumulated depreciation and amortization	(13,531)	(12,158)
Property and equipment, net	$9,250	$10,585
Depreciation expense was $1.5 million, $1.4 million, and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the Company had obligations to make future payments to certain vendors that become due and payable during the construction of its manufacturing facilities in Newark, California. The arrangement was accounted for as construction-in-progress and the outstanding obligations as of December 31, 2017 were $0.2 million, and there were no outstanding obligations for the same period in 2016. The Company capitalized interest costs in the amount of $0.1 million within construction-in-progress during the year ended December 31, 2017. The Company did not capitalize interest costs during the year ended December 31, 2016.

Loss on Impairment
The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determines the fair value of its long-lived assets using the market approach, cost approach or income approach.

The Company constructed a fill/finish line for the future commercial manufacturing of its topical product candidate and to support its clinical trials and regulatory license applications. In 2016, following the results of the REALISE 1 Phase 3 clinical trial for crow's feet, the Company discontinued its topical clinical development programs for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis. The Company performed an impairment analysis of the topical fill/finish line and other fixed assets to determine fair value based on highest and best use. The Company concluded that only certain equipment comprising the topical fill/finish line would be repurposed for commercial-scale manufacturing of RT002 injectable. As a result, the Company determined fair value based on its highest and best use and that for certain components of the fill/finish line and other fixed assets, the carrying value of the assets was not entirely recoverable and the fair value, which was calculated using the market or cost approach depending on the specific asset, was lower than the carrying value. Accordingly, during the year ended December 31, 2016, the Company recorded a loss on impairment of $9.1 million. As of December 31, 2016, the fill/finish line and other fixed assets had net book values of $5.1 million and $0.2 million, respectively.

During the three months ended December 31, 2017, the Company identified a subsequent indicator of impairment, an adverse change in the market value resulting from further negotiations with a potential buyer during the quarter, for the topical fill/finish line and other fixed assets. The Company continues to believe that certain equipment comprising the topical fill/finish line with a net book value of $2.4 million will be repurposed for commercial-scale manufacturing of RT002 injectable. As a result, the Company determined fair value based on its highest and best use and that for certain components of the fill/finish line and other fixed assets, the carrying value of the assets was not entirely recoverable and the fair value, which was calculated using the market or cost approach depending on the specific asset, was lower than the carrying value. Accordingly, the Company recorded a loss on impairment of $2.9 million during the year ended December 31, 2017. Nonetheless, it is reasonably possible that our estimate of the recoverability of the equipment's carrying value could change, and may result in the need to further write down the assets to fair value. As of December 31, 2017, the fill/finish line and other fixed assets had net book values of $2.4 million and $0.1 million, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2017	2016
Prepaid expenses	$1,823	$978
Accounts and other receivables	48	128
Litigation settlement receivable due from insurance (Note 10)	—	5,898
Other prepaid and current assets	444	163
Total prepaid expenses and other current assets	$2,315	$7,167

Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Accruals related to:
Compensation	$5,763	$3,121
Litigation settlement (Note 10)	—	6,400
Professional service fees	1,773	720
Manufacturing and quality control costs	488	188
Clinical trial expenses	3,189	1,271
Fixed assets and construction-in-progress obligations	302	57
Other current liabilities	710	661
Total accruals and other current liabilities	$12,225	$12,418

9. Notes Payable
Essex Capital Notes
On December 20, 2013, the Company signed a Loan and Lease Agreement (Original Agreement) to borrow up to $10.8 million in the form of Secured Promissory Notes from Essex Capital, or the Essex Notes, to finance the completion and installation of the Company’s topical commercial fill/finish line, or the Fill/Finish Line. In December 2013 and January 2014, the Company withdrew a total of $5.0 million under the terms of the Original Agreement. In May 2014, pursuant to the terms of the Original Agreement, the Company sold equipment to Essex Capital, resulting in partial settlement of the outstanding loan balance of $1.1 million, and leased the equipment back for fixed monthly payments to be paid over 3 years.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

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
As of December 31, 2017, the aggregate total future minimum lease payments under the financing obligation for the year ending December 31, 2018 was $0.9 million.

Under the financing obligation with Essex Capital, the Company recorded interest expense of $0.5 million, $1.1 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

10. Commitments and Contingencies
Leases
In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. We use this facility for research, manufacturing, commercial and administrative functions.

In February 2014, the Company extended the term of the lease by thirty-six (36) months to January 2025. As part of this agreement, the lessor provided the Company with a tenant improvement allowance during 2014 in an amount not to exceed $3.0 million. Under the terms of the lease agreement, the Company will make total rent payments of $72.8 million for a period of 15 years commencing in January 2010. This lease was determined to be an operating lease. The payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022, however, the Company recognizes the expense on a straight-line basis over the life of the lease. Rent expense was $5.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In November 2017, the Company entered into a non-cancelable equipment operating lease that requires sixty (60) equal monthly payments through October 2022. Lease payments total $0.2 million during the entire lease term.
As of December 31, 2017, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2018	$5,628
2019	5,812
2020	5,996
2021	6,173
2022 and thereafter	14,512
Total payments	$38,121
Other Milestone-Based Commitments
The Company has one remaining future milestone payment to List Laboratories of $2.0 million that becomes due and payable on the achievement of a certain regulatory milestone, whereby the Company is obligated to pay royalties to List Laboratories on future sales of botulinum toxin products. The Company also has one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc. upon the achievement of regulatory approval for RT002 injectable or RT001 topical (Note 5).
The Company has obligations to pay BTRX up to a remaining $16.0 million in the aggregate upon the satisfaction of milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events (Note 4).

On April 11, 2016, the Company entered into an agreement with BioSentinel, Inc. to in-license their technology and expertise for research and development and manufacturing purposes. In addition to minimum quarterly use fees, the Company is obligated to make a one-time future milestone payment of $0.3 million payable to BioSentinel, Inc. upon the achievement of

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

regulatory approval. The Company accrues for contractual milestones when it is probable that a milestone will be met. The Company expects that regulatory approval milestones will only become probable once such regulatory outcome is achieved.
Purchase Commitments
On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in 2024, unless terminated sooner by either party. In accordance with the Services Agreement, the Company will have minimum purchase obligations based on its production forecasts. As of December 31, 2017, the Company made non-refundable advanced payments of $1.2 million in accordance with the terms of this arrangement. The remaining services are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.
Other Obligations
The Company initiated a RT002 injectable Phase 2 trial for the treatment of plantar fasciitis in 2016 and entered into a clinical trial services agreement with a contract research organization, or CRO, to manage certain aspects of the trial. Under this agreement, the Company agreed to negotiate in good faith for a specified period of time the terms of a business relationship to exploit RT002 and the related study data. The CRO has proposed a material payment or other terms for its involvement in the development of the Company’s plantar fasciitis program that are unacceptable to the Company. While the Company may continue to negotiate in good faith, the Company believes it has satisfied its obligations under the agreement even if it does not reach a mutually acceptable arrangement.
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

The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As a result of the Settlement, as set forth in the Stipulation, the Company began accruing for a loss contingency and recorded an undiscounted liability of $6.4 million in October 2016, which was included in accruals and other current liabilities on the Consolidated Balance Sheet until it was released upon the final approval of the Settlement on July 28, 2017. In January 2017, the Company paid $0.5 million, which was recorded in restricted cash until it was released, and its insurance company paid $5.9 million, which was recorded in prepaid and other current assets until it was released, both of which were held in an escrow account until the Court's order granting final approval of the Settlement on July 28, 2017, which authorized distribution of these amounts in accordance with the Stipulation.

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

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

11. Stockholders' Equity
Convertible Preferred Stock
The par value of convertible preferred stock is $0.001 per share. As of December 31, 2017 and 2016, the Company had 5,000,000 shares authorized and no preferred stock issued and outstanding.
Warrants
In 2015, three holders of common stock warrants net exercised warrants to purchase 137,067 shares into 68,993 shares of common stock at exercise prices ranging from $14.40 to $22.43. There were no warrants exercised in 2016. In 2017, warrants to purchase 27,482 shares were net exercised for 9,878 shares of common stock with exercise price per share ranging from $14.40 to $31.50 in accordance with the terms of the warrant agreement. As of December 31, 2016, the Company had outstanding warrants to purchase 61,595 shares of common stock at weighted exercise price per share of $16.78. As of December 31, 2017, the Company had outstanding warrants to purchase 34,113 shares of common stock at weighted exercise price per share of $14.95 and expire in 2020.
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
On January 1, 2017, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2016, or 1,145,958 shares. During the year ended December 31, 2017, the Company granted stock options for 925,525 shares of common stock and 340,525 restricted stock awards under the 2014 EIP, including a stock option grants for 48,000 shares and restricted stock awards for 24,000 shares to non-employee directors. As of December 31, 2017, there were 903,049 shares available for issuance under the 2014 EIP.
2014 Inducement Plan
On August 26, 2014, the Company’s Board of Directors authorized the adoption of the 2014 Inducement Plan, or 2014 IN, which became effective immediately. Stockholder approval of the 2014 IN was not required pursuant to Rule 5635 (c)(4) of

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

the Nasdaq Listing Rules. The 2014 IN reserves 325,000 shares of common stock and provides for the grant of NSOs that will be used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. On December 14, 2015, the Company’s Board of Directors authorized an additional 500,000 shares of common stock to be reserved for issuance under the 2014 IN. Under the 2014 IN, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant. During the year ended December 31, 2017, the Company granted stock options for 35,000 shares of common stock and 95,000 restricted stock awards under the 2014 IN. As of December 31, 2017, there were 292,096 shares available for issuance under the 2014 IN.
Under the 2014 EIP and the 2014 IN plan, restricted stock awards typically vest annually over 1, 3, or 4 years, while options typically vest over four years, either with 25% of the total grant vesting on the first anniversary of the option grant date and 1/36th of the remaining grant vesting each month thereafter or 1/48th vesting monthly.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

The following summary of stock option and restricted stock award activity, excluding 2014 IN, for the periods presented is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Balance as of December 31, 2014	91,634	1,886,148	$17.90
Additional shares reserved	950,978	—	—
Options granted	(747,338)	747,338	18.94
Restricted stock awards granted	(169,336)	169,336	—
Options exercised	—	(205,735)	11.84
Options cancelled/forfeited	116,540	(116,540)	21.33
Restricted stock awards forfeited	24,306	(24,306)	—
Restricted stock awards released	—	(74,755)	—
Shares cancelled/retired under 2002/2012 plans	(19,276)	—	—
Net settlement of restricted stock awards to settle employee taxes	26,440	—	—
Balance as of December 31, 2015	273,948	2,381,486	$18.36
Additional shares reserved	1,131,538	—	—
Options granted	(839,800)	839,800	16.72
Restricted stock awards granted	(299,900)	299,900	—
Options exercised	—	(131,752)	10.67
Options cancelled/forfeited	320,084	(320,084)	21.77
Restricted stock awards forfeited	80,333	(80,333)	—
Restricted stock awards released	—	(124,344)	—
Shares cancelled/retired under 2002/2012 plans	—	(38,829)	8.92
Net settlement of restricted stock awards to settle employee taxes	23,289	—	—
Balance as of December 31, 2016	689,492	2,825,844	$17.92
Additional shares reserved	1,145,958	—	—
Options granted	(925,525)	925,525	21.65
Restricted stock awards granted	(340,525)	340,525	—
Options exercised	—	(309,341)	12.88
Options cancelled/forfeited	230,734	(230,734)	22.81
Restricted stock awards forfeited	81,905	(81,905)	—
Restricted stock awards released	—	(117,218)	—
Shares cancelled/retired under 2002/2012 plans	—	(696)	8.94
Net settlement of restricted stock awards to settle employee taxes	21,010	—	—
Balance as of December 31, 2017	903,049	3,352,000	$19.29	7.28	$46,703
Exercisable as of December 31, 2017		1,610,252	$18.28	6.39	$28,127

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

The intrinsic values of outstanding and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2017.

The total intrinsic values of options exercised as of December 31, 2017, 2016 and 2015 of $7.1 million, $1.3 million, and $4.6 million, respectively were determined by multiplying the number of shares by the difference between exercise price of the options and the fair value of the common stock as of December 31, 2017, 2016, and 2015 of $35.75, $20.70 and $34.16 per share, respectively.

The following table summarizes the stock option activity for the 2014 IN is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options and Awards	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(In thousands)
Balance as of December 31, 2014	141,500	183,500	$22.52
Additional shares reserved	500,000
Options granted	(206,250)	206,250	36.32
Restricted stock awards granted	(34,375)	34,375	—
Option forfeitures	29,531	(29,531)	22.97
Restricted stock award forfeitures	9,843	(9,843)	—
Awards released	—	(30,532)	—
Net settlement of restricted stock awards to settle employee taxes	9,640	—	—
Balance as of December 31, 2015	449,889	354,219	$31.46
Options granted	(110,000)	110,000	18.37
Restricted stock awards granted	(15,000)	15,000	—
Option forfeitures	88,594	(88,594)	22.97
Restricted stock award forfeitures	—	—	—
Restricted stock awards released	—	(9,594)	—
Net settlement of restricted stock awards to settle employee taxes	3,604	—	—
Balance as of December 31, 2016	417,087	381,031	$29.43
Options granted	(35,000)	35,000	24.40
Restricted stock awards granted	(95,000)	95,000	—
Restricted stock awards released	—	(13,344)	—
Net settlement of restricted stock awards to settle employee taxes	5,009	—	—
Balance as of December 31, 2017	292,096	497,687	$28.96	8.12	$2,653
Exercisable as of December 31, 2017		169,124	$29.50	7.89	$1,116

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information with respect to stock options outstanding and currently exercisable as of December 31, 2017:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (In Years)
$0.45 - 4.20	47,848	2.3	47,848
$8.70	358,382	5.4	358,382
$9.15 - 16.23	586,558	7.2	394,413
$16.30 - 17.12	328,857	7.7	179,805
$17.55 - 19.69	177,325	8.3	67,740
$19.70	436,836	9.1	97,173
$19.90 - 23.30	340,976	8.7	83,525
$23.45 - 31.60	322,357	8.2	109,224
$31.77	8,000	7.5	4,832
$32.22 - 36.32	603,261	6.9	436,434
	3,210,400		1,779,376

The following table summarizes information with respect to restricted stock awards outstanding as of December 31, 2017:

	Number of Awards Available for Grant	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding as of December 31, 2014	251,325	$29.51	$—
Granted	203,711	21.55	—
Vested	(105,287)	27.79	—
Forfeited	(34,149)	22.77	—
Outstanding as of December 31, 2015	315,600	$25.67	$—
Granted	314,900	17.16	—
Vested	(133,938)	26.41	—
Forfeited	(80,333)	20.35	—
Outstanding as of December 31, 2016	416,229	$20.02	$—
Granted	435,525	22.08	—
Vested	(130,562)	23.25	—
Forfeited	(81,905)	19.32	—
Outstanding as of December 31, 2017	639,287	$20.86	$13,332
Stock Options Granted to Employees and Non-employee Directors
During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options to employees and non-employee directors to purchase shares of common stock with a weighted-average grant date fair value of $13.43, $16.91 and $22.70 per share, respectively. As of December 31, 2017, 2016 and 2015, there was total unrecognized compensation cost for

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

outstanding stock options and restricted stock awards of $26.5 million, $19.6 million and $21.5 million to be recognized over a period of approximately 2.7 years, 2.7 years, and 2.8 years, respectively.
The fair value of the employee and non-employee director stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.0	6.0	6.0
Expected volatility	67.7%	61.9%	62.2%
Risk-free interest rate	2.1%	1.4%	1.6%
Expected dividend rate	0.0%	0.0%	0.0%
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
Forfeitures. As of January 1, 2017, the Company adopted the forfeiture rate methodology change in accordance with ASU 2016-09 to account for forfeitures as they occur (Note 2). Prior to the adoption of ASU 2016-09, the Company was required to estimate forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. The Company used historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that were expected to vest. To the extent actual forfeitures differed from the estimates, the difference was recorded as a cumulative adjustment in the period that the estimates were revised.
Stock Options Granted to Consultants
In 2017, 2 employees converted to non-employee consultants and the individuals' options and awards continued to vest in accordance with the 2014 EIP. In addition, during the three months ended December 31, 2017, the Company granted options to purchase 5,000 shares of common stock with a weighted-average exercise price of $25.45 per share and restricted stock awards of 4,000 shares to a non-employee consultant. The Company did not grant options to purchase shares of common stock to non-employee consultants during the years ended December 31, 2016 and 2015, however, the non-employee consultant options outstanding for the years then ended related to employees who had converted to non-employee consultants.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	8.9	7.3	8.2
Expected volatility	67.9%	68.9%	73.0%
Risk-free interest rate	2.3%	1.7%	2.0%
Expected dividend rate	0.0%	0.0%	0.0%

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
On January 1, 2017, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2016, or 237,744 shares. As of December 31, 2017, there were 916,834 shares available for issuance under the 2014 ESPP. For the year ended December 31, 2017, the Company recorded stock-based compensation expense of $0.2 million and issued 28,135 shares of common stock to employees under the 2014 ESPP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	0.5	0.5	0.5
Expected volatility	59.2%	72.0%	63.4%
Risk-free interest rate	0.9%	0.4%	0.2%
Expected dividend rate	—%	—%	—%
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

Total Stock-Based Compensation
Total stock-based compensation expense related to options and awards for employees and non-employees and shares purchased under the 2014 ESPP by employees, was allocated as follows (in thousands):

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2017	2016	2015
Research and development	$5,902	$5,557	$6,511
General and administrative	7,328	6,396	5,877
Total stock-based compensation expense	$13,230	$11,953	$12,388
There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2017, 2016, and 2015.

During 2017, 2016 and 2015, the Company modified certain equity awards, resulting in an acceleration of vesting for a portion of such awards as a result of termination of service. The acceleration in vesting of the unvested awards resulted in a Type III modification, which occurs when there is a change from an improbable to probable vesting condition. The Company recognized the incremental fair value, which was equal to the fair value of the awards on the modification date, and recognized the stock-based compensation over the remaining requisite service period. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.1 million, $0.2 million and $2.4 million, respectively, of stock-based compensation expense in connection with these modifications.
Common Stock
As of December 31, 2017 and 2016, the Company was authorized to issue up to 95,000,000 shares of par value $0.001 per share common stock.
As of December 31, 2017 and 2016, the Company had no shares of common stock subject to repurchase. Common stockholders are entitled to dividends when and if declared by the Board of Directors subject to the prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote. The common stockholders voting as a class are entitled to elect one member to the Company’s Board of Directors. As of December 31, 2017, no dividends have been declared.
The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

December 31, 2017
Issuances under stock incentive plans	903,049
Issuances upon exercise of common stock warrants	34,113
Issuances under employee stock purchase plan	916,834
Issuances under inducement plan	292,096
2,146,092

12. Income Taxes
From inception through 2017, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. As a result of the Company's transfer of the economic rights to certain intellectual property to the Company's wholly owned subsidiary, Revance International Limited, the Company will begin to have operations outside of the U.S. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2017, 2016, and 2015.

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	Years ended December 31,
	2017	2016	2015
Domestic	$(118,331)	$(89,270)	$(73,476)
Foreign	(2,256)	—	—
Loss before provision for income taxes	$(120,587)	$(89,270)	$(73,476)

Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$106,338	$139,647
Accruals and reserves	2,591	2,433
Stock based compensation	5,400	4,805
Tax credits	6,779	4,053
Fixed and intangible assets	7,221	8,209
Valuation Allowance	(128,329)	(159,147)
Net deferred tax assets	$—	$—
Reconciliations of the statutory federal income tax (benefit) to the Company’s effective tax for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax (benefit) at statutory federal rate	$(40,999)	$(30,352)	$(24,982)
Foreign rate differential and withholding taxes	767	—	—
Nondeductible/nontaxable items	738	832	224
Impact of the Tax Reform Act	62,903	—	—
Sale of Intellectual Property(1)	14,008	—	—
Research and development credits	(1,858)	(544)	(516)
Other	224	11	607
Change in valuation allowance	$(35,783)	$30,053	$24,667
Provision for taxes	$—	$—	$—

(1)	This represents the tax effect of an inter-entity sale which was eliminated for financial reporting purposes.

The valuation allowance is determined using an assessment of both positive and negative evidence. Based on the available objective evidence and the Company’s history of losses management believes it is more likely than not that the net deferred tax assets will not be realized. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2017 and 2016 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance decreased by $30.8 million and increased by $29.2 million during the years ended December 31, 2017 and 2016, respectively. The valuation allowance decreased primarily due to the impact of the Tax Reform Act.
As of December 31, 2017, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for Federal, California, and New Jersey income tax purposes of $453.1 million, $160.2 million, and $378.7 million, respectively. If not utilized, the Federal net operating loss carryforward begin expiring in 2020, the California net operating loss

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

carryforwards began expiring in 2010, and the New Jersey state net operating loss carryforwards begin expiring in 2030. The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.
As of December 31, 2017, the Company also had research and development credit carryforwards of $4.3 million and $6.1 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. If not utilized, the Federal credit carryforwards will begin expiring in 2023 and the California credit carryforwards have no expiration date.
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and New Jersey have similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that an ownership change occurred on April 7, 2004 but that all carryforwards can be utilized prior to the expiration. The Company also determined that an ownership change occurred in February 2014. As a result of the 2014 change, the Company reduced the deferred tax assets and the corresponding valuation allowance to account for this limitation. Since the R&D credits for California carry over indefinitely, there was no change to the California R&D credits. The Company has reviewed its IRC §382 limitation through December 31, 2017 and have not identified any ownership changes resulting in a limitation.
The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.
On December 22, 2017, the U.S. government enacted a comprehensive tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act makes broad and complex changes to the US tax code including but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain repatriated earnings of foreign subsidiaries, which has no impact to the Company; (3) generally eliminating US federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in US federal income of certain earnings of controlled foreign corporations; (5) creating a new limitation on deductible interest expense; and (6) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform Act.
Effect of Tax Reform Act and SAB 118 - The Tax Reform Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. In addition, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is incomplete; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. In certain aspects, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company has determined that the $62.9 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance was a provisional amount and a reasonable estimate at December 31, 2017. The Company has not completed the accounting with regard to the tax effects associated with an intra-entity transfer of certain intellectual property rights with the enactment of Tax Reform Act. Our accounting for the intra-entity transfer reflects the utilization of net operating losses on the basis of the laws in effect before the Tax Reform Act.  The Company is evaluating the impact under Tax Reform Act on the Company's global business structure. In all aspects, the Company will continue to make and refine calculations as additional analysis is completed. The Company expects to complete the accounting assessment during the one year measurement period provided by SAB 118.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

The Company follows the provisions of the FASB’s guidance for accounting for uncertain tax positions. The guidance indicates a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. It is the Company’s policy to include penalties and interest related to income tax matters in income tax expense.
The unrecognized tax benefit was $2.6 million and $1.8 million at December 31, 2017 and December 31, 2016, respectively. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. No liability related to uncertain tax positions is recorded on the financial statements. During the year ending December 31, 2017, the amount of unrecognized tax benefits increased due to additional research and development credits generated for prior periods. The additional uncertain tax benefits would not impact the Company’s effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.
The unrecognized tax benefit was as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2014	1,268
Additions for prior tax positions	10
Additions for current tax positions	259
Balance as of December 31, 2015	1,537
Additions for prior tax positions	9
Additions for current tax positions	273
Balance as of December 31, 2016	1,819
Additions for prior tax positions	—
Additions for current tax positions	758
Balance as of December 31, 2017	2,577

The Company files income tax returns in the United States, California, and other states. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or tax credits.

13. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 18 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. During the year ended December 31, 2017, the Company made contributions to the plan of approximately $0.2 million. The Company made no contributions for the years ended December 31, 2016 and 2015.

14. Subsequent Events

2014 EIP Stock Option and Awards Grants
In February 2018, the Company granted 557,050 stock options and 201,750 restricted stock awards under the 2014 EIP to existing employees. The aggregate grant date fair value is estimated to be $16.0 million.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Collaboration and License Agreement
On February 28, 2018, Revance Therapeutics, Inc. (“Revance” or “the Company”) and Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V. (“Mylan”), entered into a collaboration agreement (the “Agreement”) pursuant to which Revance and Mylan will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
Under the Agreement, Revance will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; and Mylan will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. Revance will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe will be shared equally between the parties, and Mylan will be responsible for all other clinical development costs and commercialization expenses. Revance and Mylan will form a joint steering committee, consisting of an equal number of members from Revance and Mylan, to oversee and manage the development, manufacture and commercialization of the biosimilar. The parties will also enter into a separate agreement, within six months, covering supply of drug substance and drug product. In addition, Mylan may elect to have the drug product manufactured by another party, including a third-party contract manufacturing organization or a Mylan affiliate.
Revance has granted Mylan an exclusive, world-wide license (excluding Japan) to the Company’s intellectual property rights for the development and commercialization of the biosimilar under the Agreement. Revance has retained all rights in Japan and has retained rights in the U.S. and ex-U.S. Mylan territories to develop and manufacture the biosimilar for Mylan to commercialize.
Mylan has agreed to pay Revance a non-refundable upfront payment of $25 million with contingent payments of up to $100 million, in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. In addition, Mylan will pay Revance royalties on sales of the biosimilar in the Mylan territories. With respect to royalties on sales of the biosimilar in the Mylan territories, Mylan would pay Revance low to mid double digit royalties on any sales of the biosimilar in the U.S., mid double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Mylan territories. However, Revance has agreed to waive royalties for U.S. sales, up to a limit of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
The term of the collaboration will continue, on a country-by-country basis, in perpetuity until terminated by either party pursuant to the terms of the Agreement. Either party may terminate the agreement for breach by, or bankruptcy of, the other party. Mylan may terminate the Agreement in its entirety or on a region-by-region basis, and may also terminate if a biosimilar development pathway is not deemed viable, with such determination only occurring after an FDA advisory meeting. All rights, including licenses, and obligations terminate in the country or countries for which termination applies, with limited exceptions for royalty-bearing licenses to certain intellectual property rights, and rights to certain data, for the continued development and sale of the biosimilar in the country or countries for which termination applies.
The Company is currently evaluating the impact this agreement will have on the Company's Consolidated Financial Statements.
15. Quarterly Results of Operations (Unaudited)
The following amounts are in thousands, except per share amounts:

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2017
Revenue	$37	$75	$75	$75
Loss on Impairment	$(2,927)	$—	$—	$—
Net loss	$(35,906)	$(30,651)	$(26,874)	$(27,156)
Basic and Diluted net loss attributable to common stockholders	$(35,906)	$(30,651)	$(26,874)	$(27,156)
Basic and Diluted net loss per share attributable to common stockholders(1)	$(1.14)	$(1.01)	$(0.90)	$(0.94)

	2016
Revenue	$75	$75	$75	$75
Loss on Impairment	$(7,111)	$—	$(1,949)	$—
Net loss	$(26,802)	$(17,978)	$(24,602)	$(19,888)
Basic and Diluted net loss attributable to common stockholders	$(26,802)	$(17,978)	$(24,602)	$(19,888)
Basic and Diluted net loss per share attributable to common stockholders	$(0.95)	$(0.64)	$(0.88)	$(0.71)

(1) Net loss per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, State of California on the 2nd day of March, 2018.

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

Signatures	Title	Date

/s/ L. Daniel Browne	President, Chief Executive	March 2, 2018
L. Daniel Browne	Officer and Director
(Principal Executive Officer)

/s/ Lauren P. Silvernail	Chief Financial Officer and	March 2, 2018
Lauren P. Silvernail	Chief Business Officer
(Principal Financial and Accounting Officer)

/s/ Angus C. Russell	Director, Chairman	March 2, 2018
Angus C. Russell

/s/ Robert Byrnes	Director	March 2, 2018
Robert Byrnes

/s/ Mark Foley	Director	March 2, 2018
Mark Foley

/s/ Julian S. Gangolli	Director	March 1, 2018
Julian S. Gangolli

/s/ Phyllis Gardner	Director	March 2, 2018
Phyllis Gardner, M.D.

/s/ Philip J. Vickers	Director	March 1, 2018
Philip J. Vickers, Ph.D.