Form 10-Q
period 2018-03-31
Revance Therapeutics, Inc.
filed 2018-05-09
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of April 27, 2018: 36,783,896

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,212	$282,896
Short-term investments	199,594	—
Prepaid expenses and other current assets	4,612	2,315
Total current assets	273,418	285,211
Property and equipment, net	10,064	9,250
Restricted cash	580	580
Other non-current assets	718	658
TOTAL ASSETS	$284,780	$295,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,361	$6,805
Accruals and other current liabilities	11,120	12,225
Deferred revenue, current portion	5,532	—
Financing obligations	983	1,872
Total current liabilities	22,996	20,902
Derivative liability associated with Medicis settlement	2,647	2,613
Deferred revenue, net of current portion	19,275	—
Deferred rent	3,221	3,339
TOTAL LIABILITIES	48,139	26,854
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 36,742,847 and 36,516,075 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	37	37
Additional paid-in capital	814,084	810,975
Accumulated other comprehensive loss	(276)	—
Accumulated deficit	(577,204)	(542,167)
TOTAL STOCKHOLDERS’ EQUITY	236,641	268,845
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,780	$295,699
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$193	$75
Operating expenses:
Research and development	22,239	19,409
General and administrative	13,616	7,754
Total operating expenses	35,855	27,163
Loss from operations	(35,662)	(27,088)
Interest income	1,022	311
Interest expense	(44)	(193)
Change in fair value of derivative liability associated with Medicis settlement	(34)	(60)
Other expense, net	(319)	(126)
Net loss	(35,037)	(27,156)
Unrealized loss on available for sale securities	(276)	(52)
Comprehensive loss	$(35,313)	$(27,208)
Basic and Diluted net loss attributable to common stockholders	$(35,037)	$(27,156)
Basic and Diluted net loss per share attributable to common stockholders (Note 2)	$(0.97)	$(0.94)
Basic and Diluted weighted-average number of shares used in computing net loss per share attributable to common stockholders	35,950,593	28,808,195
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,037)	$(27,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	390	357
Amortization of premium (discount) on investment	(255)	194
Change in fair value of derivative liability associated with Medicis settlement	34	60
Stock-based compensation expense	4,158	3,155
Capitalized interest	(16)	—
Effective interest on financing obligations	44	83
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,310)	(1,144)
Other non-current assets	290	69
Accounts payable	(1,269)	1,135
Accruals and other liabilities	(1,980)	2,055
Deferred revenue	24,807	—
Net cash used in operating activities	(11,144)	(21,192)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,068)	(296)
Proceeds from maturities of investments	—	7,750
Proceeds from sales of property and equipment	15	—
Purchases of investments	(199,265)	(36,028)
Net cash used in investing activities	(200,318)	(28,574)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of at-the-market offering commissions	—	26,217
Principal payments made on financing obligations	(932)	(944)
Net settlement of restricted stock awards for employee taxes	(1,666)	(277)
Proceeds from the exercise of stock options and employee stock purchase plan	617	210
Payment of offering costs	(241)	(205)
Net cash provided by (used in) financing activities	(2,222)	25,001
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(213,684)	(24,765)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	283,476	64,082
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$69,792	$39,317
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16	$110

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$839	$882
Deferred offering costs	$109	$78

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
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. During the three months ended March 31, 2018, the Company has recorded a net loss of $35.0 million and used $11.1 million of cash for operating activities. As of March 31, 2018, the Company had a working capital surplus of $250.4 million and an accumulated deficit of $577.2 million. The Company has funded its operations primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of March 31, 2018, the Company had capital resources consisting of cash, cash equivalents, and investments of $268.8 million. The Company believes that its existing cash, cash equivalents and investments will allow the Company to fund its operating plan through at least the next 12 months following the issuance of this Form 10-Q.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the Condensed Consolidated Balance Sheets at the date of the balance sheets and the Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for the interim periods covered. The Condensed Consolidated Balance Sheet for the year ended December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or US GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2018, or any other future period.
The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC, on March 2, 2018.
The Consolidated Financial Statements of the Company include the Company’s accounts and those of its wholly-owned subsidiaries, Revance Therapeutics Limited and Revance International Limited, and have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP. The Company operates in one segment.
Principles of consolidation
The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At-The-Market Offering
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM Agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen, the Company's sales agent. Sales of common stock through Cowen under the 2016 ATM agreement will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement.  During the three months ended March 31, 2017, the Company sold 1,272,437 shares of its common stock under the 2016 ATM Agreement at a weighted average price of $21.24 per share resulting in net proceeds of $25.7 million, which was comprised of gross proceeds after commissions of $26.2 million net of offering expenses of $0.5 million of which $0.2 million was paid in 2016 and $0.1 million remained unpaid as of March 31, 2017.
In March 2018, the Company terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. Sales of common stock through Cantor Fitzgerald under the 2018 ATM Agreement will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cantor Fitzgerald. Cantor Fitzgerald will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Cantor Fitzgerald a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald under the 2018 ATM Agreement. No sales of common stock have taken place under the 2018 ATM Agreement as of March 31, 2018.

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2018, except as described below.

Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such management estimates include revenue recognition, accruals, stock-based compensation, the fair value of a derivative liability, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.

Revenue

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the full retrospective transition method. The Company evaluated its prior contractual revenue arrangement with Precision Dermatology, Inc., which was acquired by Valeant Pharmaceuticals International Inc., or Valeant, in 2014. After Valeant notified the Company that it intended to terminate the asset purchase and royalty agreement in 2015, the Company continued to receive royalties of $75,000 each quarter until November 2017 when the Company and Valeant entered into an Asset Transfer Agreement to finalize the termination of the asset purchase and royalty agreement and Valeant returned the Relastin® intellectual property rights to the Company. Based on its evaluation, the Company determined that the new guidance had no impact to the revenue recognized prior to January 1, 2018 and, accordingly, had no impact on the accumulated deficit as of January 1, 2018. The Company elected to use certain practical expedients permitted related to adoption (Note 3), and the adoption of ASC 606 had no impact on the Company’s financial position, results of operations or liquidity. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases,

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

insurance, collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Licenses of intellectual property
If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are determined to not represent distinct performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments
At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation (as determined to be appropriate) on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. As a practical expedient, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2018	2017
Outstanding common stock options	3,691,797	3,294,040
Outstanding common stock warrants	34,113	61,595
Unvested restricted stock awards	686,523	555,723
Shares expected to be purchased on December 31 under the 2014 ESPP	16,895	15,159
Recently Adopted Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. The Company determined that the $62.9 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance was a provisional amount and a reasonable estimate at December 31, 2017. The Company has not completed the accounting with regard to the tax effects associated with an intra-entity transfer of certain intellectual property rights with the enactment of Tax Reform Act. Our accounting for the intra-entity transfer reflects the utilization of net operating losses on the basis of the laws in effect before the Tax Reform Act.  The Company is evaluating the impact under Tax Reform Act on the Company's global business structure. In all aspects, the Company will continue to make and refine calculations as additional analysis is completed. The Company expects to complete the accounting assessment during the one year measurement period provided by SAB 118.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718), which amends the scope of modification accounting for share-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this standard on January 1, 2018 did not impact the Company's Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and requires a modified retrospective method of adoption. As of January 1, 2018, the Company adopted ASU 2016-16 and determined this standard did not have a financial statement impact on the Company's Condensed Consolidated Financial Statements as the Company has a full valuation allowance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. Subsequently, the FASB

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

issued several standards related to ASU 2014-09 (collectively, the “New Revenue Standard”), including the most recent ASU, ASU 2017-14, Income Statement - Reporting Comprehensive Income (Topic 220), and Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606),which was issued in November 2017. The New Revenue Standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In addition, the New Revenue Standard requires expanded disclosures. This New Revenue Standard permits the use of either the retrospective or cumulative effect transition method when adopted. As of January 1, 2018, the Company adopted the New Revenue Standard on a retrospective basis and determined there was no material impact to the Company's Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address specific consequences of the Tax Reform Act. The update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently evaluating the impact of the new standard on the Company's Condensed Consolidated Financial Statements.

On February 25, 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect these lease and revenue recognition standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under ASU 2016-02 on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.
3. Collaboration and License Revenue

Agreement Terms

On February 28, 2018, the Company and Mylan Ireland Limited, or Mylan, a wholly-owned indirect subsidiary of Mylan N.V., entered into a collaboration agreement or the Mylan Collaboration, pursuant to which the Company and Mylan will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.

Under the Mylan Collaboration, the Company will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; and Mylan will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. The Company will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe will be shared equally between the parties, and Mylan will be responsible for all other clinical development costs and commercialization expenses. The Company and Mylan will form a joint steering committee, consisting of an equal number of members from the Company and Mylan, to oversee and manage the development, manufacture and commercialization of the biosimilar. The parties will also enter into a separate agreement, within six months, covering supply of drug substance and drug product. In addition, Mylan may elect to have the drug product manufactured by another party, including a third-party contract manufacturing organization or a Mylan affiliate, however may not manufacture or have manufactured the drug substance, rights to which are retained by the Company.
The Company granted Mylan an exclusive, world-wide license (excluding Japan) to the Company’s intellectual property rights for the development and commercialization of the biosimilar under the Mylan Collaboration. The Company retained all

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

rights in Japan and has retained rights in the U.S. and ex-U.S. Mylan territories to develop and manufacture the biosimilar for Mylan to commercialize.
Mylan paid the Company a non-refundable upfront payment of $25 million with contingent payments of up to $100 million, in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. The upfront payment does not represent a financing component for the transfer of goods or services. The contingent payments would be payable following Mylan's decision to continue development services for Initial Phase and Phase 3 clinical trials and upon meeting certain milestones. In addition, Mylan will pay the Company royalties on sales of the biosimilar in the Mylan territories. With respect to royalties on sales of the biosimilar in the Mylan territories, Mylan would pay the Company low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Mylan territories. However, the Company agreed to waive royalties for U.S. sales, up to a limit of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
The term of the collaboration will continue, on a country-by-country basis, in perpetuity until terminated by either party pursuant to the terms of the Mylan Collaboration. Either party may terminate the agreement for breach by, or bankruptcy of, the other party. Mylan may terminate the Mylan Collaboration in its entirety or on a region-by-region basis, and may also terminate if a biosimilar development pathway is not deemed viable, with such determination only occurring after an advisory meeting with the U.S. Food and Drug Administration, or FDA. All rights, including licenses, and obligations terminate in the country or countries for which termination applies, with limited exceptions for royalty-bearing licenses to certain intellectual property rights, and rights to certain data, for the continued development and sale of the biosimilar in the country or countries for which termination applies.
Revenue Recognition
The Company identified the following material promises within the Agreement: (1) intellectual property license, or IP license, for technology and know-how related to the biosimilar, (2) the performance of initial development services for the biosimilar prior to the FDA advisory meeting, (3) the performance of development services, during the Initial Phase and Phase 3 clinical trials for the biosimilar through the filing of an Investigational New Drug, or IND, application by the Company, and (4) manufacturing services to provide drug substance or drug product during the initial development, development, and commercialization periods. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and manufacturing services within the context of the agreement because the development and manufacturing services significantly increase the utility of the intellectual property.
Specifically, the Company’s development, manufacturing and commercialization license can only provide benefit to Mylan in combination with the Company’s development services during initial development, the Initial Phase study, and the Phase 3 study. The IP related to the biosimilar platform, which is proprietary to the Company, is the foundation for the development activities related to the treatment for all indications. The manufacturing services are a necessary and integral part of the development services as they could only be conducted utilizing the outcomes of these services. Given the development services under the Mylan Collaboration are expected to involve significant further development of the initial IP, the Company has concluded that the development and compound supply services are not distinct from the license, and thus the license, development services and compound supply services are combined into a single performance obligation. The nature of the combined performance obligation is to provide development and manufacturing services to Mylan under the arrangement.

The Company evaluated whether the Mylan Collaboration contains an option with a material right. The Company determined the Mylan Collaboration contains an option with a material right, because it includes consideration for the IP license, and provides economic value for the duration of the entire development period, defined as the initial development through regulatory approval.

Further, in accordance with ASC 606, the Company elected to use a practical alternative to estimating the standalone fair value selling price of the material right, which is based on the cost of expected services to be provided for the duration of the contract.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. The Company estimated the transaction price for the Mylan Collaboration using the most likely amount method. In order to determine the transaction price, the Company evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Mylan. The transaction price does not include considerations that are constrained or which could potentially require the Company to reverse future revenue. The transaction price of $81.0 million included the $25 million upfront payment, $40 million of development milestones, and estimated variable consideration for cost-sharing payments from Mylan. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2018, the transaction price allocated to undelivered performance obligations is $80.8 million.

The Company estimates revenue recognized and deferred revenue based on the estimated cost of services incurred over the estimated cost of services to be provided for the development period. For the three months ended March 31, 2018, the Company recognized $0.2 million of revenue related to development services rendered. As of March 31, 2018, the Company recorded short-term and long-term deferred revenue of $5.5 million and $19.3 million, respectively. The Company estimates that, if the option is exercised, long-term deferred revenue will be recognized over the Initial Phase and Phase 3 study development period. Nonetheless, it is reasonably possible that our estimated cost of total services to be provided could change.
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
As of March 31, 2018, the Company determined the fair value of its liability for the Product Approval Payment was $2.6 million, which was measured by assuming a term of 2.25 years, a risk-free rate of 2.30% and a credit risk adjustment of 6.50%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2020. The Company did not make any payments under the Product Approval Payment during the three months ended March 31, 2018.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5. Cash Equivalents and Investments

The Company's cash equivalents and investments consist of money market funds, U.S. treasury securities, and U.S. government agency obligations, which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	March 31, 2018				December 31, 2017
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$49,096	$—	$—	$49,096	$236,744	$—	$—	$236,744
U.S. treasury securities	114,982	—	(161)	114,821	—	—	—	—
U.S. government agency obligations	84,888	—	(115)	84,773	—	—	—	—
Total cash equivalents and available-for-sale securities	$248,966	$—	$(276)	$248,690	$236,744	$—	$—	$236,744

Classified as:
Cash equivalents				$49,096				$236,744
Short-term investments				199,594				—
Total cash equivalents and available-for-sale securities				$248,690				$236,744

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of March 31, 2018 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. As of March 31, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value. Our cash equivalents and short-term investments are due within one year.

Related Party Transactions

Of the Company's total cash, cash equivalents, and short-term investments of $268.8 million and $282.9 million as of March 31, 2018 and December 31, 2017, respectively, the Company held cash equivalents and short-term investments with a total fair value of $126.1 million and $150.7 million, respectively, in an investment account with a prior related party, J.P. Morgan Securities LLC. As of December 31, 2017, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held 9.75% of the Company's outstanding common stock. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA. For the three months ended March 31, 2018, J.P. Morgan Securities LLC. held less than 10% of the Company's outstanding common stock and is no longer considered a related party.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of March 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$49,096	$49,096	$—	$—
U.S. treasury securities	114,821	114,821	—	—
U.S. government agency obligations	84,773	—	84,773	—
Total assets measured at fair value	$248,690	$163,917	$84,773	$—

Liabilities
Derivative liability associated with Medicis settlement	$2,647	$—	$—	$2,647
Total liabilities measured at fair value	$2,647	$—	$—	$2,647

	As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$236,744	$236,744	$—	$—
Total assets measured at fair value	$236,744	$236,744	$—	$—

Liabilities
Derivative liabilities associated with Medicis settlement	$2,613	$—	$—	$2,613
Total liabilities measured at fair value	$2,613	$—	$—	$2,613

The fair value of the U.S. government agency obligations is estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the three months ended March 31, 2018 and the year ended December 31, 2017.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with Medicis Settlement
Fair value as of December 31, 2017	$2,613
Change in fair value	34
Fair value as of March 31, 2018	$2,647

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
The Company paid principal and interest payments on the Essex Capital Lease of $0.9 million for the three months ended March 31, 2018. In April 2018, the Company paid $1.0 million to purchase the remaining equipment sold and leased back, which excludes sales and use taxes paid, from Essex Capital and there are no remaining commitments or liabilities payable to Essex Capital.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

8. Commitments and Contingencies
Facility Lease
In January 2010, the Company entered into a non-cancelable facility lease that requires monthly payments through January 2022. This facility is used for research, manufacturing, and administrative functions.

In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. Under the terms of the lease agreement, the payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022. However, the Company recognizes the expense on a straight-line basis over the life of the lease. Rent expense was $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

In November 2017, the Company entered into a non-cancelable equipment operating lease that requires sixty (60) equal monthly payments through October 2022. Lease payments total $0.2 million during the entire lease term.
As of March 31, 2018, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2018	$4,226
2019	5,812
2020	5,996
2021	6,173
2022 and thereafter	14,512
Total payments	$36,719
Other Milestone-Based Commitments

The Company has one remaining future milestone payment to List Laboratories of $2.0 million due and payable on the achievement of a certain regulatory milestone. The Company is also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.

The Company has one remaining future milestone payment of $4.0 million due and payable to Valeant Pharmaceuticals International, Inc., which acquired Medicis in December 2012, upon the achievement of regulatory approval for RT002 injectable or RT001 topical (Note 4).

In June 2016, the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement"). Under the BTRX Purchase Agreement, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX. In exchange, the Company agreed to an upfront expenditure of $2.0 million of which $1.8 million was paid immediately, $0.1 million was paid in June 2017, and the remaining $0.1 million, which is recorded in accruals and other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2018, is payable in June 2018. The Company also has obligations to pay Botulinum Toxin Research Associates, Inc. (BTRX) up to $16.0 million upon the satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Purchase Commitments

On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in 2024, unless terminated sooner by either party. In accordance with the Services Agreement, the Company will have minimum purchase obligations based on its production forecasts. As of March 31, 2018, the Company made non-refundable advanced payments of $1.3 million in accordance with the terms of this arrangement. The remaining services are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.

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
No amounts associated with such indemnifications have been recorded during the three months ended March 31, 2018.
9. Stockholders' Equity
Convertible Preferred Stock
As of March 31, 2018 and December 31, 2017, the Company had 5,000,000 shares of convertible preferred stock with a par value of $0.001 per share authorized and no preferred stock issued and outstanding.
Warrants

As of March 31, 2018 and December 31, 2017, the Company had outstanding warrants to purchase 34,113 shares of common stock at an exercise price per share of $14.95.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Stock Option Plan
2014 Equity Incentive Plan and 2014 Inducement Plan
On January 1, 2018, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2017, or 1,460,643 shares. During the three months ended March 31, 2018, the Company granted stock options for 635,350 shares of common stock and 222,100 restricted stock awards under the 2014 EIP. As of March 31, 2018, there were 1,655,523 shares available for issuance under the 2014 EIP.
During the three months ended March 31, 2018, there were no stock options or restricted stock awards granted under the 2014 Inducement Plan (the "2014 IN"). As of March 31, 2018, there were 292,096 shares available for issuance under the 2014 IN. The grant-date fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	6.0	6.0
Expected volatility	60.8%	68.4%
Risk-free interest rate	2.6%	2.1%
Expected dividend rate	—%	—%
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
Expected Volatility. The expected volatility is based on the historical volatility of a group of similar entities combined with the historical volatility of the Company. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, capital structure, and size.
Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity rates with remaining terms similar to the expected term of the options.
Expected Dividend Rate. The Company has not and does not plan to pay dividends in the foreseeable future, and therefore used an expected dividend rate of zero percent in the valuation model.
Forfeitures. The Company accounts for forfeitures as they occur.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

During the three months ended March 31, 2018, there were outstanding options and awards issued to non-employee consultants which have continued to vest in accordance with the 2014 EIP. During the three months ended March 31, 2017, there were no outstanding options and awards issued to non-employee consultants. The fair value of the stock options outstanding for non-employee consultants is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	8.8 years	N/A
Expected volatility	64.0%	N/A
Risk-free interest rate	2.8%	N/A
Expected dividend rate	—%	N/A

2014 Employee Stock Purchase Plan
On January 1, 2018, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by the maximum of 300,000 shares. As of March 31, 2018, there were 1,216,834 shares available for issuance under the 2014 ESPP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	0.5	0.5
Expected volatility	59.3%	72.4%
Risk-free interest rate	1.6%	0.7%
Expected dividend rate	—%	—%
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

Total Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, and ESPP for employees, non-employee directors, and non-employee consultants was allocated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$1,923	$1,304
General and administrative	2,235	1,851
Total stock-based compensation expense	$4,158	$3,155

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

10. Subsequent Events
In April 2018, the Company entered into an agreement with a broker to sell certain topical fill/finish line equipment to a third party buyer (the "Buyer") for a purchase price of $1.2 million. The Company is currently evaluating the impact of this transaction on the Company's Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this Quarterly Report on this Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 2, 2018. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within meaning of the Private Securities Litigation Reform Act of 1995.

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

•	our expectations regarding our future development of RT002 injectable and our topical product candidate for other indications, including upper limb spasticity and chronic migraine;

•	our expectations regarding the development of future product candidates;

•	the potential for commercialization by us of RT002 injectable, if approved;

•	our expectations regarding the potential market size, opportunity and growth potential for RT002 injectable and our topical product candidate, if approved for commercial use;

•	our belief that RT002 injectable and our topical product candidate can expand overall demand for botulinum toxin;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•	our ability to manufacture in our facility and to scale up our manufacturing capabilities and those of future third-party manufacturers if our product candidates are approved;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, and strategic plans for our business, product candidates and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our financial performance, including future revenue targets; and

•	developments and projections relating to our competitors and our industry.

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
We are in Phase 3 clinical development for RT002 injectable for the treatment of glabellar lines. In December 2017, we announced top-line results for the SAKURA 1 and SAKURA 2 pivotal trials.

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

In addition to SAKURA 1 and SAKURA 2, the SAKURA Phase 3 program includes a long-term, open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. In the fourth quarter of 2017, we completed enrollment of more than 2,500 subjects at 66 sites in the U.S. and Canada for SAKURA 3. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks. We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications. Assuming successful completion of our SAKURA Phase 3 program in the second half of 2018, we plan to file marketing applications first in the United States in the first half of 2019, followed by the European Union, Canada, and certain Latin American and Asian countries. If approved, we believe RT002 injectable has the potential to address significant unmet needs in these geographies.
In October 2015, we reported results from BELMONT, a Phase 2 active comparator, placebo-controlled clinical trial for the treatment of glabellar lines against BOTOX® Cosmetic. The 24-week data, which we reported in October 2015, showed that RT002 injectable achieved its primary efficacy measurement at four weeks for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated.
Cervical Dystonia

We have also been developing RT002 for the treatment of cervical dystonia, a muscle movement disorder. Muscle movement disorders, such as cervical dystonia, are neurological conditions that affect a person's ability to control muscle activity in one or more areas of the body. In 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable to evaluate the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia.

In May 2017, we announced positive 24 week topline results in all three cohorts from the Phase 2 trial. The topline data demonstrated a median duration of at least 24 weeks for each of the three cohorts. The topline data also displayed a clinically significant impact on cervical dystonia signs and symptoms. At Week 4, RT002 injectable showed a clinically significant mean reduction of 38% from baseline across all three cohorts. This reduction continued to increase to 50% at Week 6 for all subjects, was 42% at Week 12 and was maintained at or above 30% through Week 24. The topline data also showed that RT002 injectable appeared to be generally safe and well-tolerated through Week 24 in all three cohorts. There were no serious adverse events and no dose-dependent increase in adverse events. The treatment-related adverse events were generally transient and mild to moderate in severity, with one case of neck pain reported as severe. The most common adverse events were dysphagia, or difficulty in swallowing (14%), of which all cases were mild in severity, injection site redness (8%), injection site bruising (5%), injection site pain (5%), muscle tightness (5%) and muscle weakness (5%).

In November 2017, we completed our End-of-Phase 2 meeting with the FDA and received Scientific Advice from the EMA regarding RT002 for the treatment of cervical dystonia. Based on the Phase 2 safety and efficacy results and guidance from the FDA and EMA, we plan to initiate our Phase 3 program for cervical dystonia in the second quarter of 2018. The Phase 3 Program is expected to include a single pivotal trial and an open-label safety study. In November 2017, the FDA also granted orphan drug status to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults.

Plantar Fasciitis

We are also developing RT002 for the treatment of plantar fasciitis. Plantar fasciitis is a painful affliction caused by inflammation of the ligament running along the bottom of the foot and is the most common cause of heel pain for patients who visit podiatrists and orthopedic foot and ankle surgeons. In 2016, we initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study is evaluating the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. In April 2017, we expanded our plantar fasciitis Phase 2 program from a single-site study to a multi-center study with protocol updates. The primary efficacy endpoint is the reduction in the visual analog scale (VAS) for pain in the foot at eight weeks and subjects will be followed for 16 weeks following treatment. In January 2018, we announced the interim 8-week Phase 2a results for the plantar fasciitis trial. The trial’s primary endpoint, the reduction in the patient-reported visual analog scale (VAS) for pain at Week 8, showed a robust impact on pain, with a greater than 50% reduction for patients treated with RT002. In the intent-to-treat population, a mean reduction in the VAS score of 54.2% from baseline was achieved with RT002, compared with a 42.6% reduction in the placebo group, which upon further subgroup analysis, was driven primarily by a strong placebo response in the control group at three of the five study sites. While the results are not statistically significant (p=0.39), RT002 provided patients with considerable pain relief. Similar numeric trends were seen in the secondary and exploratory endpoints. RT002 appeared to be generally safe and well-tolerated through Week 8. The majority of adverse events in both treatment groups were mild in severity. There were no treatment-related serious adverse events. The most common treatment-related adverse events for RT002 and placebo were injection site pain (10.0 percent and 10.3 percent) and muscle weakness (3.3 percent and 3.4 percent), both respectively, all of which were classified as mild in severity. We completed the 16-week trial which showed a 58 percent reduction of pain from baseline along with a strong placebo response, with the difference between the treatment groups not being statistically significant. We plan to conduct another Phase 2, double-blind, placebo-controlled trial utilizing two doses of RT002 in the second half of 2018.

Other indications

In April 2018, we announced two new clinical programs for RT002: adult upper limb spasticity and chronic migraine. We plan to initiate a Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018. We also plan to initiate a Phase 2 study to treat chronic migraine in 2019.
DaxibotulinumtoxinA Topical

Our topical product candidate presents several potential advantages, including painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these potential advantages may improve the experience of patients undergoing botulinum toxin procedures and could make our topical product candidate suitable for multiple indications in the future.

We discontinued clinical development of our topical product candidate in 2016 and are planning to conduct additional preclinical work for topical in therapeutic and aesthetic applications where botulinum toxin has shown efficacy and is particularly well suited for injection-free treatments.

OnabotulinumtoxinA biosimilar

On February 28, 2018, we entered into a collaboration and license agreement with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V., pursuant to which we will collaborate with Mylan exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As part of the agreement Mylan agreed to pay a non-refundable upfront payment of $25 million with contingent payments of up to $100 million, in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million.
Since commencing operations in 2002, we have devoted substantially all our efforts to identifying and developing our product candidates for the aesthetic and therapeutic indications, recruiting personnel, raising capital, and preclinical and clinical development of, and manufacturing capabilities for, RT002 injectable and our topical product candidate. We have retained all worldwide rights to develop and commercialize RT002 injectable and our topical product candidate. We have not filed for approval with the FDA for the commercialization of RT002 injectable or our topical product candidate to treat any indication, and we have not generated any revenue from product sales for RT002 injectable or our topical product candidate.

Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period.

	Three Months Ended
	March 31,
	2018	2017	Change
	(In thousands, except percentages)
Milestone	$193	$—	100%
Relastin Royalty	—	75	(100)%
Total revenue	$193	$75	157%
Our total revenue for the three months ended March 31, 2018 increased, compared to the same period in 2017, primarily due to revenue recognized from the collaboration and license agreement with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V. (“Mylan”). On February 28, 2018, we entered into a collaboration and license agreement (the “Agreement”) with Mylan pursuant to which we will collaborate with Mylan exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As part of the Agreement Mylan paid us a non-refundable upfront payment of $25 million with contingent payments of up to $100 million, in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million.
We recognized royalty revenue during the three months ended March 31, 2017 related to the Relastin asset purchase and royalty agreement. In August 2011, we entered into the Relastin asset purchase and royalty agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. The Relastin asset purchase and royalty agreement provided for a minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the asset purchase and royalty agreement effective as of July 23, 2015. The Company was entitled to the minimum royalty payment until Valeant returns the Relastin® intellectual property rights to the Company. In November 2017, Revance and Valeant entered into an Asset Transfer Agreement to finalize the termination of the asset purchase and royalty agreement and Valeant returned the Relastin® intellectual property rights to the Company. The Company does not have any current plans for future development of Relastin® and its focus is primarily on the development of RT002 injectable.
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

Our research and development expenses are summarized as follows:

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	%
Clinical and regulatory	11,885	10,312	15%
Manufacturing and quality	5,996	5,230	15%
Research	2,236	2,460	(9)%
Stock-based compensation	1,923	1,304	47%
Other research and development expenses	199	102	95%
Total research and development expenses	22,239	19,408	15%
Clinical and regulatory costs
Clinical expenses include personnel and occupancy costs, and external clinical trial costs for clinical sites, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of RT002 injectable and our topical, including clinical trials of RT002 injectable for the improvement of glabellar lines, cervical dystonia and plantar fasciitis. For the three months ended March 31, 2018 and 2017, clinical and regulatory costs totaled $11.9 million, or 53%, and $10.3 million, or 53%, of research and development expenses for the respective periods.
Clinical and regulatory costs for the three months ended March 31, 2018 increased by 15%, compared to the same period in 2017, primarily due to the ongoing clinical trials for RT002 for the treatment of glabellar lines, cervical dystonia, and plantar fasciitis. We expect our clinical and regulatory costs to increase in the near term as we initiate and complete clinical trials and other associated programs related to RT002 for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications, and the Company's anticipated BLA submission upon the completion and success of the clinical trials for the RT002 glabellar lines indication.
Manufacturing and quality efforts
Manufacturing and quality efforts include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug product used in research and our development of RT002 injectable and our topical product candidate. Manufacturing and quality efforts also include raw materials, lab supplies, and storage and shipment of our product candidates to support quality control and assurance activities. These costs do not include clinical costs associated with the development of RT002 injectable and our topical. For the three months ended March 31, 2018 and 2017, costs associated with our manufacturing and quality efforts for both RT002 injectable and topical development totaled $6.0 million, or 27%, and $5.2 million, or 27%, of research and development expenses for the respective periods.
Manufacturing and quality efforts for the three months ended March 31, 2018 increased by 15%, compared to the same period in 2017, primarily due to increased costs related to hiring additional personnel as well as an increase in outside services and consulting for compliance requirements and infrastructure buildout. We expect our manufacturing and quality efforts to continue to increase as the Company approaches commercialization.
Research costs
Research costs include expenses for personnel and occupancy, contract research organizations, consultants, raw materials, and lab supplies used to conduct preclinical research and development of RT002 injectable and our topical product candidate. For the three months ended March 31, 2018 and 2017, costs associated with our preclinical development totaled, $2.2 million, or 10%, and $2.5 million, or 13%, of research and development expenses for the respective periods.
Research expenses for the three months ended March 31, 2018 decreased by 9%, compared to the same period in 2017, primarily due to decreased consulting costs on research projects. We expect our research costs to increase as the Company expands into other indications.
Stock-based compensation

Stock-based compensation for research and development for the three months ended March 31, 2018 increased by $0.6 million, compared to the same period in 2017, primarily due to an increase in employee headcount and an increase in stock price.

Other research and development expenses

Other research and development expenses for the three months ended March 31, 2018 and 2017 includes license fees for BioSentinel, Inc.'s technology and expertise for research and development and manufacturing purposes. For the three months ended March 31, 2018 and 2017, other research and development expenses represented $0.2 million, or 1%, and $0.1 million, or 1%, of research and development expenses for the respective periods.
General and Administrative Expenses
We expect that our general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT002 injectable. The following table presents our general and administration expenses for the periods indicated and related changes from the prior period:

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	%
	(In thousands, except percentages)
Finance and administration	6,768	5,511	23%
Commercial	4,613	392	1,077%
Stock-based compensation	2,235	1,851	21%
Total general and administrative expenses	13,616	7,754	76%
Finance and administration

Finance and administration expenses consist primarily of personnel and consulting costs, for employees in our finance, information technology, investor relations, legal, human resources and other administrative functions. Other significant expenses include professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and litigation. Finance and administration expenses for the three months ended March 31, 2018 increased by 23%, compared to the same period in 2017, primarily due to increased costs related to personnel and consulting costs to support the Company's infrastructure.
Commercial

Commercial expenses consist primarily of market research, public relations, promotion and advertising costs. Commercial expenses increased by 1,077% compared to the same period in 2017, due to increased costs related to personnel, consulting costs, and pre-commercial initiatives to support our anticipated future product launch for the RT002 glabellar lines indication.

Stock-based compensation

Stock-based compensation for selling, general and administrative expenses increased for the periods presented primarily due to an increase in employee headcount and an increase in stock price.
Net Non-Operating Expenses
Interest Income
Interest income consists primarily of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. Interest income for the three months ended March 31, 2018 is consistent with the same period last year.
Interest Expense
Interest expense primarily consists of the interest charges associated with our financing obligations and capitalized interest. Interest expense, includes cash and non-cash components with the non-cash components consisting of effective interest recognized on the financing obligations and interest capitalized for assets constructed for use in operations.

Change in Fair Value of Derivative Liability Associated with Medicis Settlement
The Product Approval Payment associated with Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability is remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid. The loss recorded during the three months ended March 31, 2018 reflects an increase to the valuation of the derivative liability based on assumptions related to the development of RT002 injectable for glabellar lines.

Total Net Non-Operating Expenses
The total net non-operating expenses is as follows:

	Three Months Ended
	March 31,
	2018	2017	Change
	(In thousands, except percentages)
Interest income	$1,022	$311	229%
Interest expense	(44)	(193)	(77)%
Change in fair value of derivative liability associated with Medicis settlement	(34)	(60)	(43)%
Other expense, net	(319)	(126)	153%
Total net non-operating expenses	$625	$(68)	(1,019)%

Our total net non-operating expense for the three months ended March 31, 2018 decreased by 1,019%, compared to the same period in 2017, primarily due to a decrease in interest expense and the change in fair value of the derivative liability associated with the Medicis settlement. Interest expense for the three months ended March 31, 2018 decreased by 77%, compared to the same period in 2017, primarily due to the decreasing interest on the equipment leases with Essex Capital as the leases approach maturity. The decrease in the change in the fair value of derivative liability associated with the Medicis settlement is primarily due to recording additional expense in 2018 to increase to the valuation of the derivative liability based on time-based discounting and interest rates.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31, 2018	December 31, 2017	Change
	(In thousands)
Cash, cash equivalents, and investments	$268,806	$282,896	$(14,090)
Financing obligations	983	1,872	(889)
Working Capital	250,422	264,309	(13,887)
Stockholders' Equity	236,641	268,845	(32,204)
Sources and Uses of Cash
Our cash, cash equivalents and investments totaled $268.8 million at March 31, 2018 compared to $282.9 million at December 31, 2017, representing a decrease of $14.1 million. We hold our cash, cash equivalents, and investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
The decrease in cash, cash equivalents and investments of $14.1 million was primarily due to cash used in operations, purchases of property and equipment of $1.1 million, and equipment lease payments on our financing obligations of $0.9 million. These decreases were primarily offset by the receipt of $25.0 million of cash proceeds from the upfront collaboration payment from Mylan (Note 3) and $1.0 million from interest income received from investments.
Through March 31, 2018, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. We expect to continue to incur net operating losses for at least the next several years as we advance RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. As a result, we will need additional capital to fund our operations which we may obtain from additional financings, public offerings, or other sources. As of March 31, 2018, we had available cash, cash equivalents and investments of $268.8 million.
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(11,144)	$(21,192)
Investing activities	(200,318)	(28,574)
Financing activities	(2,222)	25,001
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
Net cash used in operating activities for the three months ended March 31, 2018 of $11.1 million was primarily due to clinical spend of more than $13 million to advance the Company's clinical programs toward commercialization; investing in our personnel and talent retention, which represents approximately $11 million; and professional services and consulting of more than $7 million, offset by cash receipts of $25 million from Mylan upfront payment (Note 3) and $1 million from investment interest income. The remaining balance of operating activities related primarily to rent, utilities, and other supplies.
Net cash used in operating activities of $21.2 million in the three months ended March 31, 2017 was largely due to ongoing clinical trial activities for our RT002 injectable program and our topical product candidate, including more than $3 million for payments to clinical trial vendors; investing in our personnel, including those that support the clinical programs, and talent retention, which represents more than $8 million; and professional services and consulting of more than $4 million. The remaining balance of operating activities related primarily to rent, utilities, and other supplies.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2018, and 2017 was primarily due to purchases of property and equipment and fluctuations in the timing of purchases and maturities of investments.
Cash Flows from Financing Activities
Net cash provided by or used in financing activities are primarily driven by proceeds from the issuance of our common stock in connection with follow-on offerings (as described below), ATM offerings (as described below), stock option exercises and employee stock plan purchases. Decreases in our cash flows from financing activities are primarily due to principal payments on the aforementioned equipment lease with Essex Capital and payments to settle employee tax obligations resulting from net settlement of restricted stock awards.
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
At-The-Market Offering
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen as our sales agent.  During the three months ended March 31, 2017, the Company sold 1,272,437 shares of its common stock under the 2016 ATM Agreement at a weighted average price of $21.24 per share resulting in net proceeds of $25.7 million, after underwriting discounts, commissions, and offering expenses.
In March 2018, the Company terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of March 31, 2018.
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect to make additional capital outlays to increase operating expenditures over the next several years to support the completion of the clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis and other indications, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We believe that our existing capital resources, the net proceeds from our follow-on public and ATM offerings will be sufficient to fund our operations for at least the 12 months following the filing of this Form 10-Q. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or issue debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for RT002 injectable, and our topical product candidate, and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT002 injectable and preclinical trials of our topical product candidate or any future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT002 injectable, or any future product candidates including topical;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of RT002 injectable, topical, or any future product candidates;

•	the cost of commercialization activities if RT002 injectable or any future product candidates including topical are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT002 injectable, topical, or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements including the Mylan collaboration, and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;
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
We have based our estimates of future capital requirements on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trials of RT002 injectable may encounter technical or other difficulties that could increase our development costs more than we currently expect or the FDA or EMA may require us to conduct additional clinical trials prior to approving RT002 injectable or future products we may develop. Our collaboration with Mylan to develop a biosimilar may or may not be successful. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials beyond 2018.

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 2, 2018, except as described in Footnote 2 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. Our future minimum contractual commitments have not changed materially from the amounts previously reported.

Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $268.8 million and $282.9 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, our cash, cash equivalents, and investments were held in deposit, money market fund accounts, and U.S. government agency and treasury obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three months ended March 31, 2018 and 2017, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We have invested substantial efforts and financial resources in the research and development of RT002 injectable. We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program. In December 2017, we announced positive top-line results for DaxibotulinumtoxinA for Injection (RT002) in alleviating moderate-to-severe glabellar lines in two randomized, double-blind, placebo-controlled pivotal Phase 3 trials to evaluate the safety and efficacy of a single administration of RT002 for the treatment of moderate-to-severe glabellar lines in adults. The SAKURA 1 and SAKURA 2 trials enrolled more than 600 subjects at 30 sites in the United States and Canada. In addition to the two planned pivotal trials, the Phase 3 program includes a long-term open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. The long-term safety trial enrolled more than 2,500 patients at 66 sites in the U.S. and Canada and is expected to be completed in the second half of 2018. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks. We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications. In 2015, we reported positive results from BELMONT, a Phase 2 active comparator clinical trial against BOTOX® Cosmetic. Past results may not be indicative of results from future trials. Assuming successful completion of our SAKURA Phase 3 program in the second half of 2018, we plan to file marketing applications first in the United States in the first half of 2019, followed by the European Union, Canada, and certain Latin American and Asian countries.
In 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study evaluated the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia. The trial was designed to enroll 37 subjects following three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units. In May 2017, we announced positive topline results from the Phase 2 trial. Past results may not be indicative of results from future trials. In November 2017, we completed our End-of-Phase 2 meeting with the FDA and received Scientific Advice from the EMA regarding RT002 for the treatment of cervical dystonia. Based on the Phase 2 safety and efficacy results and guidance from the FDA and EMA, we plan to initiate our Phase 3 program for cervical dystonia in the second quarter of 2018. The Phase 3 Program is expected to include a single pivotal trial and an open-label safety study. In November 2017, the FDA also granted orphan drug status to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults.
In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study will evaluate the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The study completed enrollment of 59 subjects in the

United States in October 2017. The study's primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score (AOFAS). In January 2018, we announced interim 8-week results from this study. We completed the 16-week trial which showed a 58 percent reduction of pain from baseline along with a strong placebo response, with the difference between the treatment groups not being statistically significant. We plan to conduct another Phase 2, double-blind, placebo-controlled trial utilizing two doses of RT002 in the second half of 2018.
In April 2018, we announced two new clinical programs for RT002: adult upper limb spasticity and chronic migraine. We plan to initiate a Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018. We also plan to initiate a Phase 2 study to treat chronic migraine in 2019.
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

•	our success in educating physicians and patients about the benefits, administration and use of RT002 injectable, our topical product candidate, or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with our product candidates or future approved products;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to RT002 injectable, our topical product candidate, or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

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
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, RT002 injectable and topical. In particular, our clinical programs for RT002 injectable and topical will require substantial additional funds to complete. We had an accumulated deficit through March 31, 2018 of $577.2 million and a working capital surplus of $250.4 million as of March 31, 2018, primarily as a result of our November 2015 and December 2017 follow-on public offerings, and at-the-market, or ATM, offerings in 2015 and 2017. Our recorded net losses were $35.0 million and $27.2 million for the three months ended March 31, 2018, and 2017, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of March 31, 2018, we had capital resources consisting of cash, cash equivalents and investments of $268.8 million. We raised aggregate net proceeds of $126.2 million and $156.9 million in our follow-on public offerings in November 2015 and December 2017, respectively. In addition, we raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016, and raised net proceeds of approximately $38.2 million by selling an aggregate of 1,802,651 shares of our common stock under the 2016 ATM agreement. In March 2018, we terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of March 31, 2018. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable and any future product candidates.
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
Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for RT002 injectable and preclinical trials of our topical product candidate or any future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for RT002 injectable, or any future product candidates including topical;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of RT002 injectable, topical, or any future product candidates;

•	the cost of commercialization activities if RT002 injectable or any future product candidates including topical are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing RT002 injectable, topical, or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements including the Mylan collaboration, and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
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
The commercial success of RT002 injectable, and any future product candidates including topical, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of RT002 injectable and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing and future therapies;

•	physician willingness to adopt a new therapy to treat glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications;

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications;

•	the willingness of third-party payors to reimburse physicians or patients for RT002 injectable and any future products we may commercialize for therapeutic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
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

Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
We constructed a fill/finish line dedicated to the manufacture of topical and to support our regulatory license applications. We discontinued further clinical development of topical for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. During the year ended December 31, 2016, we recorded a loss on impairment of $9.1 million related to certain components of the topical fill/finish line and other long-lived assets. The Company assessed the topical fill/finish line and these other long-lived assets for impairment indicators and recorded a loss on impairment of $2.9 million for the year ended December 31, 2017. There were no indicators of impairment for the three months ended March 31, 2018. As of March 31, 2018, the fill/finish line and these other long-lived assets had net book values of $2.4 million and $0.1 million, respectively. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which make it difficult to assess our future viability.*
We are a clinical-stage biotechnology company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or our topical product candidate. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We had an accumulated deficit through March 31, 2018 of $577.2 million and a working capital surplus of $250.4 million as of March 31, 2018, primarily as a result of our November 2015 and December 2017 follow-on public offerings, and at-the-market, or ATM, offerings in 2015 and 2017. Our recorded net losses were $35.0 million and $27.2 million for the three months ended March 31, 2018, and 2017, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. The net proceeds from the sale of the shares in our November 2015 and December 2017 follow-on public offerings and ATM offerings in 2015 and 2017, after deducting the underwriters’ discount, commissions, and other offering expenses related to the respective offerings, were approximately $126.2 million and $156.9 million, $10.0 million and $38.2 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
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

We currently have limited marketing and sales capabilities and no field sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize RT002 injectable or any other future product candidates, if approved, or generate product revenue.
We currently have limited marketing and sales capabilities and no field sales organization. To commercialize RT002 injectable or any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If RT002 injectable receives regulatory approval, we expect to market RT002 injectable as applicable, through our own sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, which may be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RT002 injectable or any future product candidates. If we are not successful in commercializing RT002 injectable or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization and we may experience difficulties in managing this growth.*
As of March 31, 2018, we had 136 employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly L. Daniel Browne, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, Caryn G McDowell, our Senior Vice President, General Counsel & Corporate Secretary, Lauren P. Silvernail, our Chief Financial Officer and Chief Business Officer, and Todd Zavodnick, our Chief Commercial Officer and President, Aesthetics and Therapeutics, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of RT002 injectable, topical, or any future products we develop.

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
Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of RT002 injectable, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products for both aesthetic and therapeutic indications. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. While RT002 injectable is in the clinical development stage, topical and all of our other potential product candidates remain in the discovery or preclinical stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable; and

•	intellectual property rights of third parties may potentially block our entry into certain geographies or make such entry economically impracticable.

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
We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.*

We may license or selectively pursue strategic collaborations for the development, validation and commercialization of RT002 injectable, topical, and any future product candidates. For instance, on February 28, 2018, we and Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V., or Mylan, entered into a collaboration agreement, or the Mylan Agreement, pursuant to which we and Mylan will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the demand for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect sales of RT002 injectable for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, demand for the first indications of each of our product candidates will be tied to discretionary spending levels of our targeted patient population. Future global financial crises may cause extreme volatility and disruptions in capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for RT002 injectable, topical, or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current or future economic climate and financial market conditions could adversely impact our business.

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

Risks Related to Our Intellectual Property
If our efforts to protect our intellectual property related to RT002 injectable, or any future product candidates, including topical, are not adequate, we may not be able to compete effectively.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to RT002 injectable, topical, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
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
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, or the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive the necessary approvals to commercialize our products in geographies outside of the United States.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. We raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016, and raised net proceeds of approximately $38.2 million by selling an aggregate of 1,802,651 shares of our common stock under the 2016 ATM agreement. In March 2018, the Company terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of March 31, 2018.
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
A relatively small number of existing stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of March 31, 2018, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 54.7% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
January 1 through January 31, 2018	18,844	$34.37	—	—
February 1 through February 28, 2018	20,860	31.75	—	—
March 1 through March 31, 2018	11,255	31.65	—	—
Total	50,959	$32.69	—	—

(i)                   Consists solely of shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock awards.
(ii)                 The weighted-average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1+	Collaboration and License Agreement by and between the Company and Mylan Ireland Ltd, dated as of February 28, 2018					X
10.2*	Revance Therapeutics, Inc. 2018 Management Bonus Plan	10-K	001-36297	10.26	March 2, 2018
10.3	Controlled Equity Offering SM Sales Agreement, dated as of March 13, 2018, by and between the Company and Cantor Fitzgerald & Co.	8-K	001-36297	99.1	March 13, 2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

REVANCE THERAPEUTICS, INC.

Date: May 9, 2018	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Chief Business Officer (Duly Authorized Principal Financial Officer)