Form 10-Q
period 2018-06-30
Revance Therapeutics, Inc.
filed 2018-08-03
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 27, 2018: 36,937,891

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,282	$282,896
Short-term investments	194,452	—
Prepaid expenses and other current assets	9,148	2,315
Total current assets	242,882	285,211
Property and equipment, net	12,196	9,250
Restricted cash	730	580
Other non-current assets	3,315	658
TOTAL ASSETS	$259,123	$295,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,435	$6,805
Accruals and other current liabilities	13,569	12,225
Deferred revenue, current portion	9,320	—
Financing obligations	—	1,872
Total current liabilities	28,324	20,902
Derivative liability associated with Medicis settlement	2,717	2,613
Deferred revenue, net of current portion	14,800	—
Deferred rent	3,427	3,339
TOTAL LIABILITIES	49,268	26,854
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 36,917,723 and 36,516,075 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	37	37
Additional paid-in capital	821,326	810,975
Accumulated other comprehensive loss	(224)	—
Accumulated deficit	(611,284)	(542,167)
TOTAL STOCKHOLDERS’ EQUITY	209,855	268,845
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,123	$295,699
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$686	$75	$880	$150
Operating expenses:
Research and development	22,871	18,307	45,111	37,714
General and administrative	12,734	8,609	26,350	16,363
Total operating expenses	35,605	26,916	71,461	54,077
Loss from operations	(34,919)	(26,841)	(70,581)	(53,927)
Interest income	1,081	347	2,103	658
Interest expense	—	(141)	(44)	(335)
Change in fair value of derivative liability associated with Medicis settlement	(70)	(107)	(104)	(167)
Other expense, net	(172)	(132)	(492)	(258)
Net loss	(34,080)	(26,874)	(69,118)	(54,029)
Unrealized gain (loss) on available for sale securities	52	(17)	(224)	(69)
Comprehensive loss	$(34,028)	$(26,891)	$(69,342)	$(54,098)
Basic and Diluted net loss attributable to common stockholders	$(34,080)	$(26,874)	$(69,118)	$(54,029)
Basic and Diluted net loss per share attributable to common stockholders (Note 2)	$(0.94)	$(0.90)	$(1.92)	$(1.84)
Basic and Diluted weighted-average number of shares used in computing net loss per share attributable to common stockholders	36,123,659	29,776,893	36,037,604	29,295,220
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,118)	$(54,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	807	722
Amortization of premium (discount) on investment	(610)	326
Change in fair value of derivative liability associated with Medicis settlement	104	167
Stock-based compensation expense	8,330	6,674
Capitalized interest	(16)	(16)
Effective interest on financing obligations	44	155
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,970)	(1,139)
Other non-current assets	(2,291)	(504)
Accounts payable	(958)	469
Accruals and other liabilities	(1,143)	1,693
Deferred revenue	24,120	—
Net cash used in operating activities	(47,701)	(45,482)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,335)	(1,507)
Proceeds from maturities of investments	18,000	45,655
Proceeds from sales of property and equipment	146	—
Purchases of investments	(212,197)	(36,028)
Payment for acquisition of in-process research and development	(100)	(100)
Net cash provided by (used in) investing activities	(196,486)	8,020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of at-the-market offering commissions	—	29,100
Principal payments made on financing obligations	(932)	(1,842)
Net settlement of restricted stock awards for employee taxes	(1,813)	(397)
Proceeds from the exercise of stock options and employee stock purchase plan	3,834	1,561
Payment of offering costs	(366)	(267)
Net cash provided by financing activities	723	28,155
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(243,464)	(9,307)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	283,476	64,082
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$40,012	$54,775
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows — (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16	$196
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$2,128	$68
Deferred offering costs	$—	$115
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
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. During the six months ended June 30, 2018, the Company has recorded a net loss of $69.1 million and used $47.7 million of cash for operating activities. As of June 30, 2018, the Company had a working capital surplus of $214.6 million and an accumulated deficit of $611.3 million. The Company has funded its operations primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of June 30, 2018, the Company had capital resources consisting of cash, cash equivalents, and investments of $233.7 million. The Company believes that its existing cash, cash equivalents and investments will allow the Company to fund its operating plan through at least the next 12 months following the issuance of this Form 10-Q.
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
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At-The-Market Offering
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM Agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen, the Company's sales agent. Sales of common stock through Cowen under the 2016 ATM agreement will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement.  During the six months ended June 30, 2017, the Company sold 1,413,051 shares of its common stock under the 2016 ATM Agreement at a weighted average price of $21.23 per share resulting in net proceeds of $28.6 million, which was comprised of gross proceeds after commissions of $29.1 million net of offering expenses of $0.5 million of which $0.2 million was paid in 2016 and $0.1 million remained unpaid as of June 30, 2017.
In March 2018, the Company terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. Sales of common stock through Cantor Fitzgerald under the 2018 ATM Agreement will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cantor Fitzgerald. Cantor Fitzgerald will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Cantor Fitzgerald a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald under the 2018 ATM Agreement. No sales of common stock have taken place under the 2018 ATM Agreement as of June 30, 2018.
2. Summary of Significant Accounting Policies
Significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2018, except as described below.
Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such management estimates include revenue recognition, deferred revenue, accruals, stock-based compensation, the fair value of a derivative liability, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable, however, actual results could significantly differ from those estimates.
Revenue
Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the full retrospective transition method. The Company evaluated its prior contractual revenue arrangement with Precision Dermatology, Inc., which was acquired by Valeant Pharmaceuticals International Inc., or Valeant, in 2014. After Valeant notified the Company that it intended to terminate the asset purchase and royalty agreement in 2015, the Company continued to receive royalties of $75,000 each quarter until November 2017 when the Company and Valeant entered into an Asset Transfer Agreement to finalize the termination of the asset purchase and royalty agreement and Valeant returned the Relastin® intellectual property rights to the Company. Based on its evaluation, the Company determined that the new guidance had no impact to the revenue recognized prior to January 1, 2018 and, accordingly, had no impact on the accumulated deficit as of January 1, 2018. The Company elected to use certain practical expedients permitted related to adoption (Note 3) and the adoption of ASC 606 had no impact on the Company’s financial position, results of operations or liquidity. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
Milestone payments
At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation (as determined to be appropriate) on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
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
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2018	2017
Outstanding common stock options	3,530,799	3,372,698
Outstanding common stock warrants	34,113	61,595
Unvested restricted stock awards	668,619	553,283
Recently Adopted Accounting Pronouncements
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. The Company determined that the $62.9 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance was a provisional amount and a reasonable estimate at December 31, 2017. The Company has not completed the accounting with regard to the tax effects associated with an intra-entity transfer of certain intellectual property rights with the enactment of Tax Reform Act. Our accounting for the intra-entity transfer reflects the utilization of net operating losses on the basis of the laws in effect before the Tax Reform Act.  The Company is evaluating the impact under Tax Reform Act on the Company's global business structure. In all aspects, the Company will continue to make and refine calculations as additional analysis is completed. The Company expects to complete the accounting assessment during the one year measurement period provided by SAB 118.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (Topic 718), which amends the scope of modification accounting for share-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this standard on January 1, 2018 did not impact the Company's Condensed Consolidated Financial Statements.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. Subsequently, the FASB issued several standards related to ASU 2014-09 (collectively, the “New Revenue Standard”), including the most recent ASU, ASU 2017-14, Income Statement - Reporting Comprehensive Income (Topic 220), and Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), which was issued in November 2017. The New Revenue Standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In addition, the New Revenue Standard requires expanded disclosures. This New Revenue Standard permits the use of either the retrospective or cumulative effect transition method when adopted. As of January 1, 2018, the Company adopted the New Revenue Standard on a retrospective basis and determined there was no material impact to the Company's Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842),Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, "the new lease standards") are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company's Condensed Consolidated Financial Statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company's Condensed Consolidated Financial Statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address specific consequences of the Tax Reform Act. The update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. ASU 2018-02 is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently evaluating the impact of the new standard on the Company's Condensed Consolidated Financial Statements.

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
Under the Mylan Collaboration, the Company will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; and Mylan will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. The Company will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe will be shared equally between the parties, and Mylan will be responsible for all other clinical development costs and commercialization expenses. The Company and Mylan will form a joint steering committee, consisting of an equal number of members from the Company and Mylan, to oversee and manage the development, manufacture and commercialization of the biosimilar. The parties will also enter into a separate agreement, within six months, covering supply of drug substance and drug product. In addition, Mylan may elect to have the drug product manufactured by another party, including a third-party contract manufacturing organization or a Mylan affiliate; however, Mylan may not manufacture or have manufactured the drug substance, rights to which are retained by the Company.
Under the Mylan Collaboration, the Company granted Mylan an exclusive, world-wide license (excluding Japan) to the Company’s intellectual property rights for the development and commercialization of the biosimilar. The Company retained all rights in Japan and has retained rights in the U.S. and ex-U.S. Mylan territories to develop and manufacture the biosimilar for Mylan to commercialize.
Mylan paid the Company a non-refundable upfront payment of $25 million with contingent payments of up to $100 million in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. The upfront payment does not represent a financing component for the transfer of goods or services. The contingent payments would be payable following Mylan's decision to continue development services for Initial Phase and Phase 3 clinical trials and upon meeting certain milestones. In addition, Mylan would pay the Company low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Mylan territories. However, the Company agreed to waive royalties for U.S. sales, up to a limit of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
The term of the collaboration will continue, on a country-by-country basis, in perpetuity until terminated by either party pursuant to the terms of the Mylan Collaboration. Either party may terminate the agreement for breach by, or bankruptcy of, the other party. Mylan may terminate the Mylan Collaboration if a biosimilar development pathway is not deemed viable, with such determination only occurring after an advisory meeting with the U.S. Food and Drug Administration, or FDA. Further, Mylan may terminate the Collaboration in its entirety or on a region-by-region basis. All rights, including licenses, and obligations terminate in the country or countries for which termination applies, with limited exceptions for royalty-bearing licenses to certain intellectual property rights, and rights to certain data, for the continued development and sale of the biosimilar in the country or countries for which termination applies.
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
The Company, following an evaluation, determined that the Mylan Collaboration contains an option with a material right. The Company determined the Mylan Collaboration contains an option with a material right, because it includes consideration for the IP license, and provides economic value for the duration of the entire development period, defined as the initial development through regulatory approval.
Further, in accordance with ASC 606, the Company elected to use a practical alternative to estimating the standalone fair value selling price of the material right, which is based on the cost of expected services to be provided for the duration of the contract.
In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. The Company estimated the transaction price for the Mylan Collaboration using the most likely amount method. In order to determine the transaction price, the Company evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Mylan. The transaction price does not include considerations that are constrained, which could potentially result in the Company reversing future revenue. The initial estimated transaction price of $81 million included the $25 million upfront payment, $40 million of development milestones, and estimated variable consideration for cost-sharing payments from Mylan. The Company re-evaluates the transaction price in each reporting period and upon a change in circumstances, and during the three months ended June 30, 2018, the Company recognized a $0.6 million decrease in the estimated transaction price. As of June 30, 2018, the transaction price allocated to undelivered performance obligations is $79.5 million.
The Company estimates revenue recognized and deferred revenue based on the estimated cost of services incurred over the estimated cost of services to be provided for the development period. For the three and six months ended June 30, 2018, the Company recognized revenue related to development services rendered of $0.7 million and $0.9 million, respectively. As of June 30, 2018, the Company estimated short-term and long-term deferred revenue of $9.3 million and $14.8 million, respectively. The Company estimates that, if the option is exercised, long-term deferred revenue will be recognized over the completion of the Initial Phase and Phase 3 study development period. Nonetheless, it is reasonably possible that our estimated cost of total services to be provided could change.
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
As of June 30, 2018, the Company determined the fair value of its liability for the Product Approval Payment was $2.7 million, which was measured by assuming a term of 2 years, a risk-free rate of 2.52% and a credit risk adjustment of 6.00%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2020. The Company did not make any payments under the Product Approval Payment during the six months ended June 30, 2018.
5. Cash Equivalents and Investments
The Company's cash equivalents and investments consist of money market funds, U.S. treasury securities, and U.S. government agency obligations, which are classified as available-for-sale securities.
The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	June 30, 2018				December 31, 2017
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$34,884	$—	$—	$34,884	$236,744	$—	$—	$236,744
U.S. treasury securities	115,818	—	(137)	115,681	—	—	—	—
U.S. government agency obligations	78,858	—	(87)	78,771	—	—	—	—
Total cash equivalents and available-for-sale securities	$229,560	$—	$(224)	$229,336	$236,744	$—	$—	$236,744

Classified as:
Cash equivalents				$34,884				$236,744
Short-term investments				194,452				—
Total cash equivalents and available-for-sale securities				$229,336				$236,744
There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of June 30, 2018 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. As of June 30, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value. Our cash equivalents and short-term investments are due within one year.
Related Party Transactions
Of the Company's total cash, cash equivalents, and short-term investments of $233.7 million and $282.9 million as of June 30, 2018 and December 31, 2017, respectively, the Company held cash equivalents and short-term investments with a total fair value of $116.6 million and $150.7 million, respectively, in an investment account with a prior related party, J.P. Morgan Securities LLC. As of December 31, 2017, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank,

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held 9.75% of the Company's outstanding common stock. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA. For the three and six months ended June 30, 2018, J.P. Morgan Securities LLC. held less than 10% of the Company's outstanding common stock and is no longer considered a related party.
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
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of June 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$34,884	$34,884	$—	$—
U.S. treasury securities	115,681	115,681	—	—
U.S. government agency obligations	78,771	—	78,771	—
Total assets measured at fair value	$229,336	$150,565	$78,771	$—

Liabilities
Derivative liability associated with Medicis settlement	$2,717	$—	$—	$2,717
Total liabilities measured at fair value	$2,717	$—	$—	$2,717

	As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$236,744	$236,744	$—	$—
Total assets measured at fair value	$236,744	$236,744	$—	$—

Liabilities
Derivative liability associated with Medicis settlement	$2,613	$—	$—	$2,613
Total liabilities measured at fair value	$2,613	$—	$—	$2,613
The fair value of the U.S. government agency obligations is estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads,

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the six months ended June 30, 2018 and the year ended December 31, 2017.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with Medicis Settlement
Fair value as of December 31, 2017	$2,613
Change in fair value	104
Fair value as of June 30, 2018	$2,717
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
The Company paid principal and interest payments on the Essex Capital Lease of $0.9 million during the first quarter of 2018. In April 2018, the Company paid $1.0 million to purchase the remaining equipment sold and leased back, which excludes sales and use taxes paid, from Essex Capital and there are no remaining commitments or liabilities payable to Essex Capital.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

8. Commitments and Contingencies
Facility Lease
In January 2010, the Company entered into a non-cancelable facility lease (the "Lease") that requires monthly payments through January 2022. This facility is used for research, manufacturing, and administrative functions.
In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. In May 2018, the Company further extended the term of the Lease for its existing facility by twenty-four (24) months to January 2027 and amended the lease to expand the existing premises by approximately nineteen thousand square feet, commencing on January 1, 2019. Under the terms of the amended lease agreements, the payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022. The Company recognizes the expense on a straight-line basis over the life of the existing lease. Rent expense was $1.4 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $2.7 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.
In November 2017, the Company entered into a non-cancelable equipment operating lease that requires sixty (60) equal monthly payments through October 2022. Lease payments total $0.2 million during the entire lease term.
As of June 30, 2018, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2018	$2,817
2019	6,399
2020	6,722
2021	6,920
2022 and thereafter	28,936
Total payments	$51,794
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
In June 2016, the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement"). Under the BTRX Purchase Agreement, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX. In exchange, the Company agreed to an upfront expenditure of $2.0 million of which $1.8 million was paid immediately, $0.1 million was paid in June 2017, and the remaining $0.1 million was paid in May 2018. The Company also has obligations to pay Botulinum Toxin Research Associates, Inc. (BTRX) up to $16.0 million upon the satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Purchase Commitments
On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in 2024, unless terminated sooner by either party. In accordance with the Services Agreement, the Company will have minimum purchase obligations based on its production forecasts. Since inception of the Services Agreement through June 30, 2018, the Company has made non-refundable advanced payments of $1.6 million in accordance with the terms of this arrangement. The advanced payments are amortized and recorded to expenses over the period the services are rendered by Althea. The remaining services are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.
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
No amounts associated with such indemnifications have been recorded during the three and six months ended June 30, 2018.
9. Stockholders' Equity
Convertible Preferred Stock
As of June 30, 2018 and December 31, 2017, the Company had 5,000,000 shares of convertible preferred stock authorized with a par value of $0.001 per share and no preferred stock issued and outstanding.
Warrants
As of June 30, 2018 and December 31, 2017, the Company had outstanding warrants to purchase 34,113 shares of common stock at an exercise price per share of $14.95.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Stock Option Plan
2014 Equity Incentive Plan and 2014 Inducement Plan
On January 1, 2018, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2017, or 1,460,643 shares. During the six months ended June 30, 2018, the Company granted stock options for 744,450 shares of common stock and 261,650 restricted stock awards under the 2014 EIP. As of June 30, 2018, there were 1,784,532 shares available for issuance under the 2014 EIP.
During the six months ended June 30, 2018, there were 110,000 stock options and 16,000 restricted stock awards granted under the 2014 Inducement Plan (the "2014 IN"). As of June 30, 2018, there were 167,392 shares available for issuance under the 2014 IN. The grant-date fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	60.2%	67.0%	60.7%	68.1%
Risk-free interest rate	2.8%	2.0%	2.7%	2.1%
Expected dividend rate	—%	—%	—%	—%
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

During the three and six months ended June 30, 2018, the Company issued and had outstanding options and awards for non-employee consultants which have continued to vest in accordance with the 2014 EIP. During the three and six months ended June 30, 2017, there were outstanding options and awards issued to non-employee consultants which have continued to vest in accordance with the 2014 EIP. The fair value of the stock options outstanding for non-employee consultants is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	9.0	9.0	8.9	9.0
Expected volatility	63.8%	70.0%	63.9%	70.0%
Risk-free interest rate	2.9%	2.2%	2.8%	2.2%
Expected dividend rate	—%	—%	—%	—%
2014 Employee Stock Purchase Plan
On January 1, 2018, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by the maximum of 300,000 shares. As of June 30, 2018, there were 1,198,039 shares available for issuance under the 2014 ESPP.
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
Total Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, and ESPP for employees, non-employee directors, and non-employee consultants was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,868	$1,504	$3,791	$2,808
General and administrative	2,304	2,015	4,539	3,866
Total stock-based compensation expense	$4,172	$3,519	$8,330	$6,674

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Revance Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel botulinum toxin products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A compounds, formulated with our patented and proprietary peptide technology, to address unmet needs in large and growing neuromodulator markets. Our proprietary peptide technology enables delivery of botulinum toxin type A through two investigational drug product candidates, DaxibotulinumtoxinA for Injection (RT002), or RT002 injectable, and DaxibotulinumtoxinA Topical ("topical" or "our topical product candidate"). We are pursuing clinical development for RT002 injectable and our biosimilar product candidate, and are planning to conduct additional preclinical development for topical. Neither formulation of our product candidates contains albumin or any other animal or human-derived materials. We believe this reduces the risk of the transmission of certain viral diseases. We hold worldwide rights for all indications of RT002 injectable and topical, and the pharmaceutical rights to our proprietary peptide technology.
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
In addition to SAKURA 1 and SAKURA 2, the SAKURA Phase 3 program includes a long-term, open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety and duration of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. In the fourth quarter of 2017, we completed enrollment of more than 2,500 subjects at 66 sites in the U.S. and Canada for SAKURA 3. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks. We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications. Assuming successful completion of our SAKURA Phase 3 program in the fourth quarter of 2018, we plan to file marketing applications first in the United States in the first half of 2019, followed by the European Union, Canada, and certain Latin American and Asian countries. If approved, we believe RT002 injectable has the potential to address significant unmet needs in these geographies.
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
In November 2017, the FDA granted orphan drug status to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults. Additionally, in November 2017, we completed our End-of-Phase 2 meeting with the FDA and received Scientific Advice from the EMA regarding RT002 for the treatment of cervical dystonia.
Based on the Phase 2 safety and efficacy results and guidance from the FDA and EMA, we announced in June 2018 the initiation of patient dosing in our ASPEN Phase 3 clinical program. The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of RT002 for the treatment of cervical dystonia in adults including: a randomized, double-blind, placebo-controlled, parallel group trial and an open-label, long-term safety trial. The program is expected to enroll approximately 300 patients in each of the two studies at multiple sites in the United States, Canada, and Europe.

Plantar Fasciitis
We are also developing RT002 for the treatment of plantar fasciitis. Plantar fasciitis is a painful affliction caused by inflammation of the ligament running along the bottom of the foot and is the most common cause of heel pain for patients who visit podiatrists and orthopedic foot and ankle surgeons. In 2016, we initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study evaluated the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The primary efficacy endpoint was the reduction in the visual analog scale (VAS) for pain in the foot at eight weeks and subjects were followed for 16 weeks following treatment. In January 2018, we announced the interim 8-week Phase 2 results for the plantar fasciitis trial. The trial’s primary endpoint, the reduction in the patient-reported visual analog scale (VAS) for pain at Week 8, showed a robust impact on pain, with a greater than 50% reduction for patients treated with RT002. In the intent-to-treat population, a mean reduction in the VAS score of 54.2% from baseline was achieved with RT002, compared with a 42.6% reduction in the placebo group, which upon further subgroup analysis, was driven primarily by a strong placebo response in the control group at three of the five study sites. While the results are not statistically significant (p=0.39), RT002 provided patients with considerable pain relief. Similar numeric trends were seen in the secondary and exploratory endpoints. RT002 appeared to be generally safe and well-tolerated through Week 8. The majority of adverse events in both treatment groups were mild in severity. There were no treatment-related serious adverse events. The most common treatment-related adverse events for RT002 and placebo were injection site pain (10.0 percent and 10.3 percent) and muscle weakness (3.3 percent and 3.4 percent), both respectively, all of which were classified as mild in severity. We completed the 16-week trial which showed a 58 percent reduction of pain from baseline along with a strong placebo response, with the difference between the treatment groups not being statistically significant. We plan to initiate another Phase 2, double-blind, placebo-controlled trial utilizing two doses of RT002 in the fourth quarter of 2018.
Other indications
In April 2018, we announced two new clinical programs for RT002, including adult upper limb spasticity and chronic migraine.
Adult upper limb spasticity is a chronic neurologic disorder accompanied by spasms and tightness of muscles secondary to stroke, multiple sclerosis or spinal injuries. According to Global Industry Analytics, Inc., or GIA, the global opportunity for botulinum toxin for the treatment of muscle movement disorders, which includes upper limb spasticity, was estimated to be approximately $1.1 billion in 2017. We plan to initiate a Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018.
Migraine headache is a central nervous system disorder characterized as moderate to severe headache and often includes other symptoms such as nausea and vomiting. Migraine headache affects more than 38 million people in the United States, of which more than 3 million of whom suffer from chronic migraine headache. Chronic migraine headache is both undertreated and underdiagnosed, and is defined as more than fifteen headache days per month over a three month period of which more than eight are migrainous, in the absence of medication overuse. According to GIA, the global opportunity for botulinum toxin for the treatment of chronic migraine was estimated to be approximately $600 million in 2017. In 2019, we plan to initiate a Phase 2 study to treat chronic migraine.
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
OnabotulinumtoxinA Biosimilar
On February 28, 2018, we entered into a collaboration and license agreement with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V., pursuant to which we will collaborate with Mylan exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As part of the agreement Mylan agreed to pay a non-refundable upfront payment of $25 million with contingent payments of up to $100 million, in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. We anticipate an initial advisory meeting with the FDA on the biosimilar pathway in the second half of 2018.

Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Milestone	$686	$—	100%	$880	$—	100%
Relastin Royalty	—	75	(100)%	—	150	(100)%
Total revenue	$686	$75	815%	$880	$150	487%
Our total revenue for the three and six months ended June 30, 2018 increased compared to the same period in 2017, primarily due to revenue recognized from the collaboration and license agreement with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V. (“Mylan”). On February 28, 2018, we entered into a collaboration and license agreement (the “Agreement”) with Mylan pursuant to which we will collaborate with Mylan exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As part of the Agreement Mylan paid us a non-refundable upfront payment of $25 million with contingent payments of up to $100 million, in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. The Company estimates revenue recognized based on the estimated cost of services incurred over the estimated cost of services to be provided for the development period.
We recognized royalty revenue during the three and six months ended June 30, 2017 related to the Relastin asset purchase and royalty agreement. In August 2011, we entered into the Relastin asset purchase and royalty agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. The Relastin asset purchase and royalty agreement provided for a minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the asset purchase and royalty agreement effective as of July 23, 2015. The Company was entitled to the minimum royalty payment until Valeant returned the Relastin® intellectual property rights to the Company. In November 2017, Revance and Valeant entered into an Asset Transfer Agreement to finalize the termination of the asset purchase and royalty agreement and Valeant returned the Relastin® intellectual property rights to the Company. The Company does not have any current plans for future development of Relastin® and its focus is primarily on the development of RT002 injectable.
Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses. The largest component of our operating expenses is our personnel costs including stock-based compensation. We expect our expenses to increase in the near term as we initiate and complete additional clinical trials and associated programs related to RT002 injectable for the treatment of glabellar lines and indications in muscle movement and other disorders, such as cervical dystonia, plantar fasciitis, upper limb spasticity, chronic migraine, and our biosimilar product candidate.
Research and Development Expenses
We recognize research and development expenses as they are incurred. Since our inception, we have focused on our clinical development programs and the related research and development. We have been developing RT002 injectable, our topical, and biosimilar product candidates and we have typically shared our employees, consultants and infrastructure resources across both programs. Our research and development expenses consist primarily of:

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
Our research and development expenditures are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses to increase as we continue our clinical development of RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis, upper limb spasticity, chronic migraine, our biosimilar product candidate and any future new indications, or if the FDA requires us to conduct additional clinical trials for approval.
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
Our research and development expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Clinical and regulatory	11,891	9,100	31%	23,776	19,411	22%
Manufacturing and quality	6,499	5,306	22%	12,495	10,536	19%
Research	2,510	2,278	10%	4,846	4,738	2%
Stock-based compensation	1,868	1,504	24%	3,791	2,808	35%
Other research and development expenses	103	119	(13)%	203	221	(8)%
Total research and development expenses	22,871	18,307	25%	45,111	37,714	20%
Clinical and regulatory costs
Clinical expenses include personnel costs, and external clinical trial costs for clinical sites, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of RT002 injectable and our topical, including clinical trials of RT002 injectable for the improvement of glabellar lines, cervical dystonia and plantar fasciitis. For the three months ended June 30, 2018 and 2017, clinical and regulatory costs totaled $11.9 million, or 52%, and $9.1 million, or 50%, of research and development expenses for the respective periods. For the six months ended June 30, 2018 and 2017, clinical and regulatory costs totaled $23.8 million, or 53%, and $19.4 million, or 51%, of research and development expenses for the respective periods.

Clinical and regulatory costs for the three and six months ended June 30, 2018 increased by 31% and 22%, respectively, compared to the same periods in 2017, primarily due to the Phase 3 clinical trial for cervical dystonia implementation costs, offset by a decrease in clinical trial costs related to glabellar lines and plantar fasciitis as the respective trials wind down. We expect our clinical and regulatory costs to increase in the near term as we initiate and complete clinical trials and other associated programs related to RT002 for the treatment of glabellar lines, cervical dystonia, plantar fasciitis, upper limb spasticity, chronic migraine, and other indications, and the Company's anticipated BLA submission upon the completion and success of the clinical trials for the RT002 glabellar lines indication.
Manufacturing and quality efforts
Manufacturing and quality efforts include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug product used in research and our development of RT002 injectable. Manufacturing and quality efforts also include raw materials, lab supplies, and storage and shipment of our product to support quality control and assurance activities. These costs do not include clinical costs associated with the development of RT002 injectable. For the three months ended June 30, 2018 and 2017, costs associated with our manufacturing and quality efforts for the RT002 injectable development totaled $6.5 million, or 28%, and $5.3 million, or 29%, of research and development expenses for the respective periods. For the six months ended June 30, 2018 and 2017, costs associated with our manufacturing and quality efforts for the RT002 injectable development totaled $12.5 million, or 28%, and $10.5 million, or 28%, of research and development expenses for the respective periods.
Manufacturing and quality efforts for the three and six months ended June 30, 2018 increased by 22% and 19%, respectively, compared to the same periods in 2017, primarily due to increased costs related to hiring additional personnel as well as an increase in outside services and consulting to address compliance requirements and infrastructure buildout. We expect our manufacturing and quality efforts to continue to increase as the Company approaches commercialization.
Research costs
Research costs include expenses for personnel, contract research organizations, consultants, raw materials, and lab supplies used to conduct preclinical research and development of RT002 injectable, our topical, and biosimilar product candidates. For the three months ended June 30, 2018 and 2017, costs associated with our preclinical development totaled, $2.5 million, or 11%, and $2.3 million, or 12%, of research and development expenses for the respective periods. For the six months ended June 30, 2018 and 2017, costs associated with our preclinical development totaled, $4.8 million, or 11%, and $4.7 million, or 13%, of research and development expenses for the respective periods.
Research expenses for the three and six months ended June 30, 2018 increased by 10% and 2%, respectively compared to the same periods in 2017 primarily due to increased consulting costs on research projects. We expect our research costs to increase as the Company expands into other indications.
Research and development stock-based compensation
Stock-based compensation for research and development for the three and six months ended June 30, 2018 increased by $0.4 million and $1.0 million, respectively, compared to the same periods in 2017, primarily due to an increase in employee headcount and an increase in stock price.
Other research and development expenses
Other research and development expenses for the three and six months ended June 30, 2018 and 2017 includes license fees for BioSentinel, Inc.'s technology and expertise for research and development and manufacturing purposes. For the three months ended June 30, 2018 and 2017, other research and development expenses represented less than $0.1 million, or less than 1%, and approximately $0.1 million, or 1%, of research and development expenses for the respective periods. For the six months ended June 30, 2018 and 2017, other research and development expenses represented $0.2 million, or less than 1%, and $0.2 million, or 1%, of research and development expenses for the respective periods.
General and Administrative Expenses
We expect that our general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT002 injectable. The following table presents our general and administration expenses for the periods indicated and related changes from the prior period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Finance and administration	7,030	5,311	32%	13,799	10,823	27%
Commercial	3,400	1,283	165%	8,012	1,674	379%
Stock-based compensation	2,304	2,015	14%	4,539	3,866	17%
Total general and administrative expenses	12,734	8,609	48%	26,350	16,363	61%
Finance and administration
Finance and administration expenses consist primarily of personnel and consulting costs, for employees in our finance, information technology, investor relations, legal, human resources and other administrative functions. Other significant expenses include rent, insurance, and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and litigation. Finance and administration expenses for the three and six months ended June 30, 2018 increased by 32% and 27%, respectively, compared to the same periods in 2017, primarily due to increased costs related to personnel and consulting costs to support the Company's infrastructure.
Commercial

Commercial expenses consist primarily of market research, public relations, promotion and advertising costs. Commercial expenses for the three and six months ended June 30, 2018 increased by 165% and 379%, respectively, compared to the same periods in 2017, due to increased costs related to personnel, consulting costs, and pre-commercial initiatives to support our anticipated future product launch for the RT002 glabellar lines indication.
General and administration stock-based compensation
Stock-based compensation for general and administrative expenses increased by $0.3 million and $0.7 million, respectively, compared to the same periods in 2017, primarily due to an increase in employee headcount and an increase in stock price.
Net Non-Operating Income (Expenses)
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
Change in Fair Value of Derivative Liability Associated with Medicis Settlement
The Product Approval Payment associated with Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability is remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid. The loss recorded during the three and six months ended June 30, 2018 reflects an increase to the valuation of the derivative liability based on assumptions related to the development of RT002 injectable for glabellar lines.

Total Net Non-Operating Income (Expenses)
The total net non-operating income (expenses) is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Interest income	$1,081	$347	212%	$2,103	$658	220%
Interest expense	—	(141)	(100)%	(44)	(335)	(87)%
Change in fair value of derivative liability associated with Medicis settlement	(70)	(107)	(35)%	(104)	(167)	(38)%
Other expense, net	(172)	(132)	30%	(492)	(258)	91%
Total net non-operating income (expenses)	$839	$(33)	(2,642)%	$1,463	$(102)	(1,534)%
Our total net non-operating income (expense) for the three and six months ended June 30, 2018 increased by 2,642% and 1,534%, respectively, compared to the same period in 2017, primarily due to an increase in interest income offset by a decrease in interest expense and the change in fair value of the derivative liability associated with the Medicis settlement. Interest income for the three and six months ended June 30, 2018 increased, compared to the same periods in 2017, due to a larger investment fund balance and a higher rate of return on the Company's investments. Interest expense for the three and six months ended June 30, 2018 decreased, compared to the same period in 2017, primarily due to the decreasing interest on the equipment leases with Essex Capital as the leases approached maturity. The decrease in the change in the fair value of derivative liability associated with the Medicis settlement is primarily due to recording additional expense in 2018 to increase to the valuation of the derivative liability based on time-based discounting and interest rates.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30, 2018	December 31, 2017	Change
	(In thousands)
Cash, cash equivalents, and investments	$233,734	$282,896	$(49,162)
Financing obligations	—	1,872	(1,872)
Working Capital	214,558	264,309	(49,751)
Stockholders' Equity	209,855	268,845	(58,990)
Sources and Uses of Cash
Our cash, cash equivalents and investments totaled $233.7 million at June 30, 2018 compared to $282.9 million at December 31, 2017, representing a decrease of $49.2 million. We hold our cash, cash equivalents, and investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
The decrease in cash, cash equivalents and investments by $49.2 million was primarily due to cash used in operations, purchases of property and equipment of $2.3 million, and equipment lease payments on our financing obligations of $0.9 million. These decreases were primarily offset by the receipt of $25.0 million of cash proceeds from the upfront collaboration payment from Mylan (Note 3), proceeds from the exercise of stock options and employee stock purchase plan of $3.8 million, and $2.1 million from interest income received from investments.
Through June 30, 2018, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. We expect to continue to incur net operating losses for at least the next several years as we advance

RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. As a result, we will need additional capital to fund our operations which we may obtain from additional financings, public offerings, or other sources. As of June 30, 2018, we had available cash, cash equivalents and investments of $233.7 million.
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(47,701)	$(45,482)
Investing activities	(196,486)	8,020
Financing activities	723	28,155
Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by personnel, manufacturing costs, clinical development, and facility related expenditures. The changes in net cash used in operating activities are primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and research and development activities as our business grows.
Net cash used in operating activities for the six months ended June 30, 2018 of $47.7 million was primarily due to clinical spend of more than $25.0 million to advance the Company's clinical programs toward commercialization; investing in our personnel and talent retention, which represents more than $15.0 million; and professional services and consulting of more than $15.0 million, offset by cash receipts of $25.0 million from Mylan upfront payment (Note 3). The remaining balance of operating activities related primarily to rent, utilities, and other supplies, offset by interest income.
Net cash used in operating activities of $45.5 million in the six months ended June 30, 2017 was largely due to ongoing clinical trial activities for our RT002 injectable program, including more than $10.0 million for payments to clinical trial vendors; investing in our personnel, including those that support the clinical programs, and talent retention, which represents more than $10.0 million; and professional services and consulting of more than $5.0 million. The remaining balance of operating activities related primarily to rent, utilities, and other supplies.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2018, and 2017 was primarily due to purchases of property and equipment and fluctuations in the timing of purchases and maturities of investments.
Cash Flows from Financing Activities
Net cash provided by or used in financing activities are primarily driven by proceeds from the issuance of our common stock in connection with follow-on offerings (as described below), ATM offerings (as described below), stock option exercises and employee stock plan purchases. Decreases in our cash flows from financing activities are primarily due to principal payments on the equipment lease with Essex Capital and payments to settle employee tax obligations resulting from net settlement of restricted stock awards.
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

At-The-Market Offering
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen as our sales agent.  During the six months ended June 30, 2017, the Company sold 1,413,051 shares of its common stock under the 2016 ATM Agreement at a weighted average price of $21.23 per share resulting in net proceeds of $28.6 million, after underwriting discounts, commissions, and offering expenses.
In March 2018, the Company terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of June 30, 2018.
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
Critical Accounting Policies
There have been no material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 2, 2018, except as described in in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. Our future minimum contractual commitments have not changed materially from the amounts previously reported except for those related to our facility lease as described in Note 8 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $233.7 million and $282.9 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, our cash, cash equivalents, and investments were held in deposit, money market funds, and U.S. government agency and treasury obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the six months ended June 30, 2018 and 2017, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and our principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have invested substantial efforts and financial resources in the research and development of RT002 injectable. We are in Phase 3 clinical development for RT002 injectable in North America for the treatment of glabellar lines. During the fourth quarter of 2016, we initiated subject dosing in our SAKURA Phase 3 program. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program. In December 2017, we announced positive top-line results for DaxibotulinumtoxinA for Injection (RT002) in alleviating moderate-to-severe glabellar lines in two randomized, double-blind, placebo-controlled pivotal Phase 3 trials to evaluate the safety and efficacy of a single administration of RT002 for the treatment of moderate-to-severe glabellar lines in adults. The SAKURA 1 and SAKURA 2 trials enrolled more than 600 subjects at 30 sites in the United States and Canada. In addition to the two planned pivotal trials, the Phase 3 program includes a long-term open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety and duration of RT002 injectable for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. The long-term safety trial enrolled more than 2,500 patients at 66 sites in the U.S. and Canada and is expected to be completed in the fourth quarter of 2018. Depending on the number of treatments and duration of follow-up, a subject may be on trial for a maximum of 86 weeks. We have designed SAKURA 3 to support a safety database adequate for both domestic and international marketing applications. In 2015, we reported positive results from BELMONT, a Phase 2 active comparator clinical trial against BOTOX® Cosmetic. Past results may not be indicative of results from future trials. Assuming successful completion of our SAKURA Phase 3 program in the fourth quarter of 2018, we plan to file marketing applications first in the United States in the first half of 2019, followed by the European Union, Canada, and certain Latin American and Asian countries.
In 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of RT002 injectable for the treatment of cervical dystonia. The Phase 2 study evaluated the safety, preliminary efficacy, and duration of effect of RT002 injectable in subjects with moderate to severe isolated cervical dystonia. The trial was designed to enroll 37 subjects following three sequential treatment cohorts for up to a total of 24 weeks after treatment for each cohort. The trial’s first cohort of 12 subjects received a single dose of up to 200 units of RT002 injectable, the second cohort of 12 subjects received between 200 and 300 units, and the third cohort of 13 subjects received from 300 to 450 units. In May 2017, we announced positive topline results from the Phase 2 trial. Past results may not be indicative of results from future trials. In November 2017, the FDA granted orphan drug status to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults. Additionally, in November 2017, we completed our End-of-Phase 2 meeting with the FDA and received Scientific Advice from the EMA regarding RT002 for the treatment of cervical dystonia. Based on the Phase 2 safety and efficacy results and guidance from the FDA and EMA, we announced in June 2018 the initiation of patient dosing in our ASPEN Phase 3 clinical program. The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of RT002 for the treatment of cervical dystonia in adults including: a randomized, double-blind, placebo-controlled, parallel group trial and an open-label, long-term safety trial. The program is expected to enroll approximately 300 patients in each of the two studies at multiple sites in the United States, Canada, and Europe.

In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of RT002 injectable in the therapeutic indication of plantar fasciitis. This study evaluated the safety and efficacy of a single administration of RT002 injectable in reducing the signs and symptoms of plantar fasciitis. The study completed enrollment of 59 subjects in the United States in October 2017. The study's primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score (AOFAS). In January 2018, we announced interim 8-week results from this study. We completed the 16-week trial which showed a 58 percent reduction of pain from baseline along with a strong placebo response, with the difference between the treatment groups not being statistically significant. We plan to initiate another Phase 2, double-blind, placebo-controlled trial utilizing two doses of RT002 in the fourth quarter of 2018.
In April 2018, we announced two new clinical programs for RT002, including adult upper limb spasticity and chronic migraine. We plan to initiate a Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018. In 2019, we plan to initiate a Phase 2 study to treat chronic migraine.
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
We may be unable to obtain regulatory approval for RT002 injectable, topical product candidate, biosimilar product candidate or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.*
To gain approval to market a biologic product such as RT002 injectable, topical or biosimilar, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA or other respective marketing applications. The development of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
Specifically, we completed topical clinical trials for the treatment of lateral canthal lines (crow’s feet) and primary axillary hyperhidrosis, but discontinued further clinical development in 2016 following the results from our REALISE 1 Phase 3 clinical trial for crow's feet. In addition, we announced in January 2018 that we plan to initiate a second Phase 2 study in plantar fasciitis in the fourth quarter.
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates. Based on discussion with the FDA at a Pre-Phase 3 meeting in the second quarter of 2016 and the minutes received following the meeting, we submitted an IND in the United States and initiated subject dosing in Phase 3 clinical studies of RT002 injectable for the treatment of glabellar lines in 2016. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program and in October 2017, we completed enrollment of SAKURA 3. In December 2017, we announced positive top-line results from the two pivotal trials. We plan to move forward with studies required for submission of a BLA. In June 2018, we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program for RT002 injectable for the treatment of cervical dystonia. The program is expected to enroll approximately 300 patients in each of the two studies at multiple sites in the United States, Canada, and Europe.
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
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, RT002 injectable and topical. In particular, our clinical programs for RT002 injectable and topical will require substantial additional funds to complete. We had an accumulated deficit through June 30, 2018 of $611.3 million and a working capital surplus of $214.6 million as of June 30, 2018, primarily as a result of our November 2015 and December 2017 follow-on public offerings, and at-the-market, or ATM, offerings in 2015 and 2017. Our recorded net losses were $34.1 million and $26.9 million, and $69.1 million and $54.0 million, for the three and six months ended June 30, 2018, and 2017, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of June 30, 2018, we had capital resources consisting of cash, cash equivalents and investments of $233.7 million. We raised aggregate net proceeds of $126.2 million and $156.9 million in our follow-on public offerings in November 2015 and December 2017, respectively. In addition, we raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016, and raised net proceeds of approximately $38.2 million by selling an aggregate of 1,802,651 shares of our common stock under the 2016 ATM agreement. In March 2018, we terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of June 30, 2018. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable and any future product candidates.
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
Even if our product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use necessary for commercial success.*
The commercial success of RT002 injectable, and any future product candidates including topical, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of RT002 injectable and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing and future therapies;

•
physician willingness to adopt a new therapy to treat glabellar lines, cervical dystonia, plantar fasciitis, adult upper limb spasticity, chronic migraine or other aesthetic or therapeutic indications;

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
Currently, we maintain insurance coverage totaling $22.8 million against damage to our property, equipment and tenant improvements, $2.0 million in general liability coverage, a $9.0 million umbrella policy, and an additional $70.0 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
We constructed a fill/finish line dedicated to the manufacture of topical and to support our regulatory license applications. We discontinued further clinical development of topical for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. During the year ended December 31, 2016, we recorded a loss on impairment of $9.1 million related to certain components of the topical fill/finish line and other long-lived assets. The Company assessed the topical fill/finish line and these other long-lived assets for impairment indicators and recorded a loss on impairment of $2.9 million for the year ended December 31, 2017. There were no indicators of impairment for the six months ended June 30, 2018. As of June 30, 2018, the fill/finish line and these other long-lived assets had net book values of $2.4 million and less than $0.1 million, respectively. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which make it difficult to assess our future viability.*
We are a clinical-stage biotechnology company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or our topical product candidate. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We had an accumulated deficit through June 30, 2018 of $611.3 million and a working capital surplus of $214.6 million as of June 30, 2018, primarily as a result of our November 2015 and December 2017 follow-on public offerings, and at-the-market, or ATM, offerings in 2015 and 2017. Our recorded net losses were $34.1 million and $26.9 million and $69.1 million and $54.0 million for the three and six months ended June 30, 2018, and 2017, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. The net proceeds from the sale of the shares in our November 2015 and December 2017 follow-on public offerings and ATM offerings in 2015 and 2017, after deducting the underwriters’ discount, commissions, and other offering expenses related to the respective offerings, were approximately $126.2 million and $156.9 million, $10.0 million and $38.2 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
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
Even if RT002 injectable, topical, biosimilar, or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.*
Even if we obtain FDA or other regulatory approvals, RT002 injectable, topical, biosimilar or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.

The degree and rate of market acceptance of RT002 injectable, topical, biosimilar, or any future product candidates for which we receive approval depends on a number of factors, including:

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

To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization and we may experience difficulties in managing this growth.*
As of June 30, 2018, we had 137 employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop RT002 injectable, topical, or any future product candidates, conduct our clinical trials and commercialize RT002 injectable, topical, or any future products we develop.*
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly L. Daniel Browne, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, Caryn G McDowell, our Senior Vice President, General Counsel & Corporate Secretary, and Todd Zavodnick, our Chief Commercial Officer and President, Aesthetics and Therapeutics, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of RT002 injectable, topical, or any future products we develop.
For example, Lauren P. Silvernail resigned as our Chief Financial Officer and Chief Business Officer, effective as of May 29, 2018. In connection with the departure of Ms. Silvernail, we have initiated a search for our next Chief Financial Officer. Pending the appointment of a Chief Financial Officer, our Board of Directors, on June 20, 2018, appointed Cyril Allouche, our current Head of Finance and Corporate Controller, to serve as our principal financial officer and principal accounting officer on an interim basis.
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
Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.*
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media or individuals pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, if applicable. For example, these may include the Health Insurance Portability and Accountability Act of 1996, or

HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, U.S. state breach notification laws and the EU General Data Protection Regulation (EU) 2016/679, or GDPR. We would also be exposed to a risk of loss, enforcement measures, penalties, fines, indemnification claims or litigation and potential civil or criminal liability, which could materially adversely affect our business, results of operations and financial condition.
Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.*
We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our vendors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.
In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA or other U.S. privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
Risks Related to Our Intellectual Property
If our efforts to protect our intellectual property related to RT002 injectable, or any future product candidates, including topical and biosimilar, are not adequate, we may not be able to compete effectively.*
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to RT002 injectable, topical, biosimilar, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
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

•
results from or delays in clinical trials of our product candidates, including our ongoing SAKURA Phase 3 clinical program in glabellar lines our ongoing ASPEN Phase 3 clinical program in cervical dystonia and our Phase 2 program in plantar fasciitis all with RT002 injectable;

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
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.*
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may cease to publish research on our company at any time in their discretion. A lack of research coverage may adversely affect the liquidity and market price of our common stock. We will not have any control of the equity research analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company, or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. We raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016, and raised net proceeds of approximately $38.2 million by selling an aggregate of 1,802,651 shares of our common stock under the 2016 ATM agreement. In March 2018, the Company terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of June 30, 2018.
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
A relatively small number of existing stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of June 30, 2018, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 53.0% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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
We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will no longer be an "emerging growth company" at the year ended December 31, 2018. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under the JOBS Act, emerging growth companies that become public can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we have been and will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
April 1 through April 30, 2018	2,543	$32.75	—	—
May 1 through May 31, 2018	1,518	29.50	—	—
June 1 through June 30, 2018	595	31.50	—	—
Total	4,656	$31.53	—	—
(i)                   Consists solely of shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock awards.
(ii)                 The weighted-average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Incorporated by Reference to the Company's				Filed Herewith
		Form	File No.	Exhibit No.	Filed On
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013
4.2	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014
10.1*	Executive Employment Agreement dated May 1, 2018 by and between Company and Caryn G. McDowell					X
10.2	Fourth Amendment to Lease, dated May 10, 2018, by and between the Company and BMR-Pacific Research Center LP.	8-K	001-36297	10.1	May 11, 2018
10.3+	First Amendment to Manufacture and Development Agreement dated April 13, 2018 between the Company and Bachem Americas, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act					X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

REVANCE THERAPEUTICS, INC.

Date: August 3, 2018	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Cyril Allouche
Cyril Allouche
Head of Finance and Corporate Controller (Duly Authorized Principal Financial and Accounting Officer)