Form 10-Q
period 2018-09-30
Revance Therapeutics, Inc.
filed 2018-11-02
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-36297

Revance Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0551645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7555 Gateway Boulevard Newark, California 94560 (510) 742-3400 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 25, 2018: 36,987,667

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,132	$282,896
Short-term investments	163,260	—
Prepaid expenses and other current assets	7,492	2,315
Total current assets	215,884	285,211
Property and equipment, net	13,493	9,250
Restricted cash	730	580
Other non-current assets	2,944	658
TOTAL ASSETS	$233,051	$295,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,341	$6,805
Accruals and other current liabilities	15,718	12,225
Deferred revenue, current portion	8,749	—
Financing obligations	—	1,872
Total current liabilities	31,808	20,902
Derivative liability associated with Medicis settlement	2,763	2,613
Deferred revenue, net of current portion	13,009	—
Deferred rent	3,373	3,339
TOTAL LIABILITIES	50,953	26,854
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share — 95,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 36,992,122 and 36,516,075 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	37	37
Additional paid-in capital	826,352	810,975
Accumulated other comprehensive loss	(133)	—
Accumulated deficit	(644,158)	(542,167)
TOTAL STOCKHOLDERS’ EQUITY	182,098	268,845
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,051	$295,699
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$2,362	$75	$3,242	$225
Operating expenses:
Research and development	21,848	21,643	66,968	59,357
General and administrative	14,155	9,148	40,505	25,511
Total operating expenses	36,003	30,791	107,473	84,868
Loss from operations	(33,641)	(30,716)	(104,231)	(84,643)
Interest income	996	341	3,099	999
Interest expense	—	(104)	(44)	(439)
Change in fair value of derivative liability associated with Medicis settlement	(45)	(44)	(150)	(211)
Other expense, net	(144)	(128)	(626)	(386)
Net loss	(32,834)	(30,651)	(101,952)	(84,680)
Unrealized gain (loss) on available for sale securities	90	72	(133)	3
Comprehensive loss	$(32,744)	$(30,579)	$(102,085)	$(84,677)
Basic and Diluted net loss attributable to common stockholders	$(32,834)	$(30,651)	$(101,952)	$(84,680)
Basic and Diluted net loss per share attributable to common stockholders (Note 2)	$(0.91)	$(1.01)	$(2.82)	$(2.86)
Basic and Diluted weighted-average number of shares used in computing net loss per share attributable to common stockholders	36,272,445	30,270,260	36,116,745	29,623,805
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,952)	$(84,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,251	1,096
Amortization of premium (discount) on investment	(904)	382
Change in fair value of derivative liability associated with Medicis settlement	150	211
Stock-based compensation expense	12,422	9,820
Capitalized interest	(16)	(37)
Effective interest on financing obligations	44	217
Gain on disposal of fixed assets	(1,480)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,141)	4,632
Other non-current assets	(1,919)	(488)
Accounts payable	793	2,749
Accruals and other liabilities	1,889	(848)
Deferred revenue	21,758	—
Net cash used in operating activities	(73,105)	(66,946)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,367)	(2,037)
Proceeds from maturities of investments	50,000	60,655
Proceeds from sales of property and equipment	1,537	—
Purchases of investments	(212,197)	(36,028)
Payment for acquisition of in-process research and development	(100)	(100)
Net cash provided by (used in) investing activities	(166,127)	22,490
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of at-the-market offering commissions	—	38,760
Principal payments made on financing obligations	(932)	(2,727)
Net settlement of restricted stock awards for employee taxes	(1,906)	(430)
Proceeds from the exercise of stock options and employee stock purchase plan	4,822	2,116
Payment of offering costs	(366)	(441)
Net cash provided by financing activities	1,618	37,278
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(237,614)	(7,178)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	283,476	64,082
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$45,862	$56,904
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16	$259
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals and other current liabilities	$920	$429
Deferred offering costs	$—	$11
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
Since the Company's inception, the Company has incurred losses and negative cash flows from operations. The Company has not generated significant revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. During the nine months ended September 30, 2018, the Company recorded a net loss of $102.0 million and used $73.1 million of cash for operating activities. As of September 30, 2018, the Company had a working capital surplus of $184.1 million and an accumulated deficit of $644.2 million. The Company has funded its operations primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of September 30, 2018, the Company had capital resources consisting of cash, cash equivalents, and investments of $208.4 million. The Company believes that its existing cash, cash equivalents and investments will allow the Company to fund its operating plan through at least the next 12 months following the issuance of this Form 10-Q and may identify additional capital resources to fund its operations.
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
The Condensed Consolidated Financial Statements of the Company include the Company’s accounts and those of its wholly-owned subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP. The Company operates in one segment.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At-The-Market Offering
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM Agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen, the Company's sales agent. Sales of common stock through Cowen under the 2016 ATM agreement will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cowen. Cowen will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement.  During the nine months ended September 30, 2017, the Company sold 1,802,651 shares of its common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, which was comprised of gross proceeds after commissions of $38.8 million net of offering expenses of $0.6 million of which $0.2 million was paid in 2016 and $0.4 million was paid in 2017.
In March 2018, the Company terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. Sales of common stock through Cantor Fitzgerald under the 2018 ATM Agreement will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cantor Fitzgerald. Cantor Fitzgerald will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Cantor Fitzgerald a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald under the 2018 ATM Agreement. No sales of common stock have taken place under the 2018 ATM Agreement as of September 30, 2018.
2. Summary of Significant Accounting Policies
Significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, except as described below.
Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such management estimates include revenue recognition, deferred revenue, accruals, stock-based compensation, the fair value of a derivative liability, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable, however, actual results could differ significantly from those estimates.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The Company elected to use certain practical expedients permitted for the adoption of ASC 606 (Note 3). The adoption had no impact on the Company’s financial position, results of operations or liquidity. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30.
	2018	2017
Outstanding common stock options	3,491,751	3,381,927
Outstanding common stock warrants	34,113	41,595
Unvested restricted stock awards	679,541	640,931
Shares expected to be purchased on December 31 under the 2014 ESPP	16,712	14,778
Recently Adopted Accounting Pronouncements
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Under ASU 2018-07, equity-classified share-based payment awards to non-employees are measured at fair value on the grant date and the probability of satisfying performance conditions must be considered for equity-classified non-employee share-based payment awards with such conditions. ASU 2018-07 does not specify the period(s) or manner of expense recognition for share-based payment awards to non-employees other than to require that recognition occur in the same period(s) and in the same manner as if the grantor had paid cash for the goods or services. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-07 as of July 1, 2018, and remeasured all outstanding equity-classified non-employee share-based payment awards at fair value as of the adoption date, and also recognized a cumulative-effect increase to the Company's opening 2018 accumulated deficit balance of less than $0.1 million in connection with the adoption and remeasurement.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Company continues to assess the accounting impact resulting from the Tax Reform Act. The Company has substantially completed the accounting assessment with regard to the tax effects associated with an intra-entity transfer of certain intellectual property rights with the enactment of Tax Reform Act, this resulted in an increase in net operating loss of $39.6 million and increased the SAB 118 estimated impact from the Tax Reform Act by $5.2 million to deferred taxes. In all aspects, the Company will continue to make and refine calculations as additional analysis is completed. As of September 30, 2018, the Company performed additional analysis and estimated re-measurement of certain deferred taxes to be $68.1 million which continues to be fully offset by a valuation allowance. The Company has substantially completed its assessment, except for the impact related to deferred taxes, and expects to complete the accounting assessment during the one-year measurement period provided by SAB 118.

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
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements in Topic 820 based on the objectives of the FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements which aims to improve the effectiveness of notes to financial statements while allowing for the appropriate exercise of discretion by reporting entities based on materiality. The main provisions of ASU 2018-13 include the removal or modification of certain non-essential disclosure requirements and the addition of new disclosure requirements for public companies related to the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company's Condensed Consolidated Financial Statements.
In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, "the new lease standards") are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

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
Under the Mylan Collaboration, the Company is responsible for conducting initial non-clinical development activities with the goal of preparing for and conducting a scientific advice meeting with the FDA to receive feedback as to whether a biosimilar biological pathway is feasible for BOTOX®. The Company is solely responsible for these initial activities and the related costs. Upon completion of the initial activities, Mylan may decide whether to continue the development of the biosimilar. If the development is continued, the Company will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; and Mylan will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. The Company will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe will be shared equally between the parties, and Mylan will be responsible for all other clinical development costs and commercialization expenses. The Company and Mylan will form a joint steering committee, consisting of an equal number of members from the Company and Mylan, to oversee and manage the development, manufacture and commercialization of the biosimilar. The parties will also enter into a separate agreement, within six months, covering supply of drug substance and drug product. In addition, Mylan may elect to have the drug product manufactured by another party, including a third-party contract manufacturing organization or a Mylan affiliate; however, Mylan may not manufacture or have manufactured the drug substance, rights to which are retained by the Company.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
The Company, following an evaluation, determined that Mylan’s option to decide whether to continue the development after the FDA feedback is received represents a material right, because it includes consideration for the IP license, and provides economic value for the duration of the entire development period, defined as the initial development through regulatory approval. Further, in accordance with ASC 606, the Company elected to use a practical alternative to estimating the standalone fair value selling price of the material right, which is based on the cost of expected services to be provided for the duration of the contract.
In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. The Company estimated the transaction price for the Mylan Collaboration using the most likely amount method. In order to determine the transaction price, the Company evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Mylan. Other than the upfront payment, all other milestones and consideration the Company may earn under the Mylan agreement are subject to uncertainties related to development achievements, Mylan’s rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties reflect consideration for the value of the IP license, which is predominant in our agreement with Mylan. These milestones are not included in the transaction price until the subsequent sales occur. The initial estimated transaction price of $81 million included the $25 million upfront payment, $40 million of development milestones, and estimated variable consideration for cost-sharing payments from Mylan. The Company re-evaluates the transaction price in each reporting period and upon a change in circumstances, and during the three months ended September 30, 2018, there were no changes to the estimated transaction price. As of September 30, 2018, the transaction price allocated to undelivered performance obligations is $77.2 million.
The Company estimates revenue recognized and deferred revenue based on the estimated cost of services incurred over the estimated cost of services to be provided for the development period. The development period is estimated to extend through 2022. However, it is possible that this period will change and is assessed at each reporting date. For the three and nine months ended September 30, 2018, the Company recognized revenue related to development services rendered of $2.4 million and $3.2 million, respectively. As of September 30, 2018, the Company estimated short-term and long-term deferred revenue of $8.7 million and $13.0 million, respectively. The Company estimates that, if the option is exercised, long-term deferred revenue will be recognized over the completion of the Initial Phase and Phase 3 study development period. Nonetheless, it is reasonably possible that our estimated cost of total services to be provided could change.
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
As of September 30, 2018, the Company determined the fair value of its liability for the product approval payment was $2.8 million, which was measured by assuming a term of 1.75 years, a risk-free rate of 2.76% and a credit risk adjustment of 6.00%. The Company’s assumption for the expected term is based on an expected Biologics License Application, or BLA, approval in 2020. The Company did not make any payments under the Product Approval Payment during the nine months ended September 30, 2018.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5. Cash Equivalents and Investments
The Company's cash equivalents and investments consist of money market funds, U.S. treasury securities, and U.S. government agency obligations, which are classified as available-for-sale securities.
The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands):

	September 30, 2018				December 31, 2017
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$37,573	$—	$—	$37,573	$236,744	$—	$—	$236,744
U.S. treasury securities	100,243	—	(85)	100,158	—	—	—	—
U.S. government agency obligations	63,150	—	(48)	63,102	—	—	—	—
Total cash equivalents and available-for-sale securities	$200,966	$—	$(133)	$200,833	$236,744	$—	$—	$236,744

Classified as:
Cash equivalents				$37,573				$236,744
Short-term investments				163,260				—
Total cash equivalents and available-for-sale securities				$200,833				$236,744
There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of September 30, 2018 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders’ equity on the Condensed Consolidated Balance Sheets. As of September 30, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value. Our cash equivalents and short-term investments are due within one year.
Related Party Transactions
Of the Company's total cash, cash equivalents, and short-term investments of $208.4 million and $282.9 million as of September 30, 2018 and December 31, 2017, respectively, the Company held cash equivalents and short-term investments with a total fair value of $97.2 million and $150.7 million, respectively, in an investment account with a related party, J.P. Morgan Securities LLC. As of September 30, 2018, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held approximately 3.7 million shares of the Company's common stock, which represents approximately 10.03% of the Company's outstanding common stock. J.P. Morgan Securities LLC, who acts as a custodian and trustee for certain Company investments, is an affiliate of JPMorgan Chase Bank, NA.

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
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of September 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$37,573	$37,573	$—	$—
U.S. treasury securities	100,158	100,158	—	—
U.S. government agency obligations	63,102	—	63,102	—
Total assets measured at fair value	$200,833	$137,731	$63,102	$—

Liabilities
Derivative liability associated with Medicis settlement	$2,763	$—	$—	$2,763
Total liabilities measured at fair value	$2,763	$—	$—	$2,763

	As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$236,744	$236,744	$—	$—
Total assets measured at fair value	$236,744	$236,744	$—	$—

Liabilities
Derivative liability associated with Medicis settlement	$2,613	$—	$—	$2,613
Total liabilities measured at fair value	$2,613	$—	$—	$2,613
The fair value of the U.S. government agency obligations is estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the nine months ended September 30, 2018 and the year ended December 31, 2017.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability Associated with Medicis Settlement
Fair value as of December 31, 2017	$2,613
Change in fair value	150
Fair value as of September 30, 2018	$2,763
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
In February 2014, the Company extended the term of the Lease by thirty-six (36) months to January 2025. In May 2018, the Company further extended the term of the Lease for its existing facility by twenty-four (24) months to January 2027 and amended the lease to expand the existing premises by approximately nineteen thousand square feet, commencing on January 1, 2019. Under the terms of the amended lease agreements, the payments escalate over the term of the lease with the exception of a decrease in payments at the beginning of 2022. The Company recognizes the expense on a straight-line basis over the life of the existing lease. Rent expense was $1.4 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, and $4.1 million and $4.0 million for the nine months ended September 30, 2018 and 2017, respectively.
In November 2017, the Company entered into a non-cancelable equipment operating lease that requires sixty (60) equal monthly payments through October 2022. Lease payments total $0.2 million during the entire lease term.
As of September 30, 2018, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2018	$1,409
2019	6,399
2020	6,722
2021	6,920
2022 and thereafter	28,936
Total payments	$50,386
Other Milestone-Based Commitments
The Company has one remaining future milestone payment to List Laboratories of $2.0 million due and payable on the achievement of a certain regulatory milestone. The Company is also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
In June 2016, the Company entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc., or BTRX (the "BTRX Purchase Agreement"). Under the BTRX Purchase Agreement, the Company acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and was granted the right of first negotiation and first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX. In exchange, the Company agreed to an upfront expenditure of $2.0 million of which $1.8 million was paid immediately, $0.1 million was paid in June 2017, and the remaining $0.1 million was paid in May 2018. The Company also has obligations to pay Botulinum Toxin Research Associates, Inc. (BTRX) up to $16.0 million upon the satisfaction of specified milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events. As of September 30, 2018, a one-time intellectual property development milestone liability of $1.0 million has been recorded and included in accruals and other current liabilities.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Purchase Commitments
On March 14, 2017, the Company entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Services Agreement”) and Statement of Work ("SoW") with Ajinomoto Althea, Inc., a contract development and manufacturing organization (“Althea”). Under the Services Agreement, Althea has agreed, among other things, to provide the Company with a future source of commercial fill/finish services for the Company’s neuromodulator products. The Services Agreement has an initial term that will expire in 2024, unless terminated sooner by either party. In accordance with the Services Agreement, the Company will have minimum purchase obligations based on its production forecasts. Since inception of the Services Agreement through September 30, 2018, the Company has made non-refundable advanced payments of $1.9 million in accordance with the terms of this arrangement. The advanced payments are amortized and recorded to expenses over the period the services are rendered by Althea. The remaining services are cancellable at any time, with the Company required to pay costs incurred through the cancellation date.
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
No amounts associated with such indemnifications have been recorded during the three and nine months ended September 30, 2018.
9. Stockholders' Equity
Convertible Preferred Stock
As of September 30, 2018 and December 31, 2017, the Company had 5,000,000 shares of convertible preferred stock authorized with a par value of $0.001 per share and no preferred stock issued and outstanding.
Warrants
As of September 30, 2018 and December 31, 2017, the Company had outstanding warrants to purchase 34,113 shares of common stock at an exercise price per share of $14.95 and which expire in 2020.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Stock Option Plan
2014 Equity Incentive Plan and 2014 Inducement Plan
On January 1, 2018, the number of shares of common stock reserved for issuance under the Company’s 2014 Equity Incentive Plan, or 2014 EIP, automatically increased by 4% of the total number of shares of the Company’s common stock outstanding on December 31, 2017, or 1,460,643 shares. During the nine months ended September 30, 2018, the Company granted stock options for 826,450 shares of common stock and 299,400 restricted stock awards under the 2014 EIP. As of September 30, 2018, there were 1,749,448 shares available for issuance under the 2014 EIP.
During the nine months ended September 30, 2018, there were 110,000 stock options and 16,000 restricted stock awards granted under the 2014 Inducement Plan (the "2014 IN"). As of September 30, 2018, there were 167,737 shares available for issuance under the 2014 IN.
The grant-date fair value of the employee stock options under the 2014 EIP and 2014 IN was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.1	6.0	6.0	6.0
Expected volatility	59.0%	66.6%	60.5%	67.8%
Risk-free interest rate	2.8%	2.0%	2.7%	2.1%
Expected dividend rate	—%	—%	—%	—%
Fair Value of Common Stock. The fair value of the shares of common stock is based on the Company's stock price as quoted by the Nasdaq Global Market.
Expected Term. The expected term for employees, non-employee directors, and non-employee consultants is based on the simplified method, as the Company’s stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and the Company has a limited history of exercise data. Prior to the adoption of ASU 2018-07 on July 1, 2018 (Note 2), the expected term for non-employee consultants was based on the remaining contractual term.
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
During the three and nine months ended September 30, 2018, the Company issued and had outstanding options and awards for non-employee consultants which have continued to vest in accordance with the 2014 EIP. During the three and nine months ended September 30, 2017, there were outstanding options and awards issued to non-employee consultants which have continued to vest in accordance with the 2014 EIP.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of the stock options outstanding for non-employee consultants is calculated in accordance with the provisions of ASU 2018-07 (Note 2) for the three and nine months ended September 30, 2018, and the provisions of ASC 505-50 for the three and nine months ended September 30, 2017, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	5.5	8.9	5.5	8.9
Expected volatility	59.4%	68.1%	59.4%	68.6%
Risk-free interest rate	2.8%	2.2%	2.8%	2.2%
Expected dividend rate	—%	—%	—%	—%
2014 Employee Stock Purchase Plan
On January 1, 2018, the number of shares of common stock reserved for issuance under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, automatically increased by the maximum of 300,000 shares. As of September 30, 2018, there were 1,198,039 shares available for issuance under the 2014 ESPP.
The fair value of the option component of the shares purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	42.2%	46.6%	50.2%	59.1%
Risk-free interest rate	2.4%	1.1%	2.0%	0.9%
Expected dividend rate	—%	—%	—%	—%
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
Total Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, and ESPP for employees, non-employee directors, and non-employee consultants was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,836	$1,534	$5,627	$4,341
General and administrative	2,256	1,612	6,795	5,479
Total stock-based compensation expense	$4,092	$3,146	$12,422	$9,820

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Since commencing operations in 2002, we have devoted substantially all of our efforts to identifying and developing our product candidates for the aesthetic and therapeutic indications, recruiting personnel, raising capital, and preclinical and clinical development of, and manufacturing capabilities for, RT002 injectable and our topical product candidate. We have retained all worldwide rights to develop and commercialize RT002 injectable and our topical product candidate. We have not filed for approval with the FDA for the commercialization of RT002 injectable or our topical product candidate to treat any indication, and we have not generated any revenue from product sales for RT002 injectable or our topical product candidate.
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
In October 2015, we reported results from BELMONT, a Phase 2 active comparator, placebo-controlled clinical trial for the treatment of glabellar lines against BOTOX® Cosmetic. The 24-week data showed that RT002 injectable achieved its primary efficacy measurement for all doses of RT002 injectable and that such efficacy was highly statistically significant as compared to placebo. In addition, the 40 Unit dose of RT002 injectable demonstrated a 23.6-week median duration versus BOTOX® Cosmetic with an 18.8-week median duration. Across all cohorts, RT002 injectable appeared to be generally safe and well-tolerated.
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
In May 2017, we announced positive 24 week topline results for all three cohorts from the Phase 2 trial. The topline data demonstrated a median duration of at least 24 weeks for each of the three cohorts. The topline data also displayed a clinically significant impact on cervical dystonia signs and symptoms. At Week 4, RT002 injectable showed a clinically significant mean reduction of 38% from baseline across all three cohorts. This reduction continued to increase to 50% at Week 6 for all subjects, was 42% at Week 12 and was maintained at or above 30% through Week 24. The topline data also showed that RT002 injectable appeared to be generally safe and well-tolerated through Week 24 in all three cohorts. There were no serious adverse events and no dose-dependent increase in adverse events. The treatment-related adverse events were generally transient and mild to moderate in severity, with one case of neck pain reported as severe. The most common adverse events were dysphagia, or difficulty in swallowing (14%), of which all cases were mild in severity, injection site redness (8%), injection site bruising (5%), injection site pain (5%), muscle tightness (5%) and muscle weakness (5%).
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
Migraine headache is a central nervous system disorder characterized as moderate to severe headache and often includes other symptoms such as nausea and vomiting. Migraine headache affects more than 38 million people in the United States, of which more than 3 million of whom suffer from chronic migraine headache. Chronic migraine headache is both undertreated and underdiagnosed and is defined as more than fifteen headache days per month over a three month period of which more than eight are migrainous, in the absence of medication overuse. According to GIA, the global opportunity for botulinum toxin for the treatment of chronic migraine was estimated to be approximately $600 million in 2017. In 2019, we plan to initiate a Phase 2 study to treat chronic migraine.
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
OnabotulinumtoxinA Biosimilar
On February 28, 2018, we entered into a collaboration and license agreement with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V., pursuant to which we will collaborate with Mylan exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As part of the agreement Mylan agreed to pay a non-refundable upfront payment of $25 million with contingent payments of up to $100 million, in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. We plan to request an initial advisory meeting with the FDA on the biosimilar pathway in November 2018.

Results of Operations
Revenue
The following table presents our revenue for the periods indicated and related changes from the prior period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Milestone	$2,362	$—	100%	$3,242	$—	100%
Relastin Royalty	—	75	(100)%	—	225	(100)%
Total revenue	$2,362	$75	3,049%	$3,242	$225	1,341%
Our total revenue for the three and nine months ended September 30, 2018 increased compared to the same period in 2017, primarily due to revenue recognized from the collaboration and license agreement with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V. (“Mylan”). On February 28, 2018, we entered into a collaboration and license agreement (the “Agreement”) with Mylan pursuant to which we will collaborate with Mylan exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As part of the Agreement Mylan paid us a non-refundable upfront payment of $25 million with contingent payments of up to $100 million, in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. The Company estimates revenue recognized based on the estimated cost of services incurred over the estimated cost of services to be provided for the development period.
We recognized royalty revenue during the three and nine months ended September 30, 2017 related to the Relastin asset purchase and royalty agreement. In August 2011, we entered into the Relastin asset purchase and royalty agreement to sell the business related to our Relastin product line, to Precision Dermatology, Inc., or PDI. The Relastin asset purchase and royalty agreement provided for a minimum royalty payment of $0.3 million per year, to be paid quarterly for up to 15 years from the execution date. PDI was subsequently acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in July 2014. On April 23, 2015, we received notice from Valeant terminating the asset purchase and royalty agreement effective as of July 23, 2015. The Company was entitled to the minimum royalty payment until Valeant returned the Relastin® intellectual property rights to the Company. In November 2017, Revance and Valeant entered into an Asset Transfer Agreement to finalize the termination of the asset purchase and royalty agreement and Valeant returned the Relastin® intellectual property rights to the Company. The Company does not have any current plans for future development of Relastin® and its focus is primarily on the development of RT002 injectable.
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
Our research and development expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Clinical and regulatory	10,633	12,964	(18)%	34,408	32,375	6%
Manufacturing and quality	5,452	5,302	3%	17,958	15,838	13%
Research	3,811	1,678	127%	8,657	6,417	35%
Stock-based compensation	1,836	1,534	20%	5,627	4,341	30%
Other expenses	116	165	(30)%	318	386	(18)%
Total research and development expenses	21,848	21,643	1%	66,968	59,357	13%
Clinical and regulatory costs
Clinical expenses include personnel costs, and external clinical trial costs for clinical sites, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of RT002 injectable and our topical, including clinical trials of RT002 injectable for the improvement of glabellar lines, cervical dystonia and plantar fasciitis. For the three months ended September 30, 2018 and 2017, clinical and regulatory costs totaled $10.6 million, or 49%, and $13.0 million, or 60%, of research and development expenses for the respective periods. For the nine months ended September 30, 2018 and 2017, clinical and regulatory costs totaled $34.4 million, or 51%, and $32.4 million, or 55%, of research and development expenses for the respective periods.
Clinical and regulatory costs for the three and nine months ended September 30, 2018 decreased by 18% and increased by 6%, respectively, compared to the same periods in 2017. The decrease for the three months ended September 30, 2018 is primarily due to the SAKURA program winding down, offset by increasing activity for the clinical programs related to cervical dystonia and upper limb spasticity. The increase for the nine months ended September 30, 2018 is primarily due to the Phase 3 clinical trial for cervical dystonia implementation costs, offset by a decrease in clinical trial costs related to glabellar lines and plantar fasciitis as the respective trials wind down. We expect our clinical and regulatory costs to increase in the near term as we initiate and complete clinical trials and other associated programs related to RT002 for the treatment of glabellar lines, cervical dystonia, plantar fasciitis, upper limb spasticity, chronic migraine, and other indications, and the Company's anticipated BLA submission upon the completion and success of the clinical trials for the RT002 glabellar lines indication.

Manufacturing and quality efforts
Manufacturing and quality efforts include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug product used in research and our development of RT002 injectable. Manufacturing and quality efforts also include raw materials, lab supplies, and storage and shipment of our product to support quality control and assurance activities. These costs do not include clinical costs associated with the development of RT002 injectable. For the three months ended September 30, 2018 and 2017, costs associated with our manufacturing and quality efforts totaled $5.5 million, or 25%, and $5.3 million, or 24%, of research and development expenses for the respective periods. For the nine months ended September 30, 2018 and 2017, costs associated with our manufacturing and quality efforts totaled $18.0 million, or 27%, and $15.8 million, or 27%, of research and development expenses for the respective periods.
Manufacturing and quality efforts for the three and nine months ended September 30, 2018 increased by 3% and 13%, respectively, compared to the same periods in 2017, primarily due to increased costs related to hiring additional personnel and outside services to address compliance requirements and infrastructure build-out, partially offset by sale of certain property and equipment. We expect our manufacturing and quality efforts to continue to increase as the Company approaches commercialization.
Research costs
Research costs include expenses for personnel, contract research organizations, consultants, raw materials, and lab supplies used to conduct preclinical research and development of RT002 injectable, our topical, and biosimilar product candidates. For the three months ended September 30, 2018 and 2017, costs associated with our preclinical development totaled, $3.8 million, or 17%, and $1.7 million, or 8%, of research and development expenses for the respective periods. For the nine months ended September 30, 2018 and 2017, costs associated with our preclinical development totaled, $8.7 million, or 13%, and $6.4 million, or 11%, of research and development expenses for the respective periods.
Research expenses for the three and nine months ended September 30, 2018 increased by 127% and 35%, respectively compared to the same periods in 2017 primarily due to increased consulting costs on research projects. We expect our research costs to increase as the Company expands into other indications.
Research and development stock-based compensation
Stock-based compensation for research and development for the three and nine months ended September 30, 2018 increased by $0.3 million and $1.3 million, respectively, compared to the same periods in 2017, primarily due to an increase in employee headcount and an increase in stock price.
Other research and development expenses
Other research and development expenses include license fees for BioSentinel, Inc.'s technology and expertise for research and development and manufacturing purposes. The license fee costs represent approximately 1% or less of research and development expenses in all periods presented.
General and Administrative Expenses
We expect that our general and administrative expenses will increase with the continued development of, and if approved, the commercialization of RT002 injectable. The following table presents our general and administration expenses for the periods indicated and related changes from the prior period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Finance and administration	8,559	5,869	46%	22,358	16,691	34%
Commercial	3,340	1,667	100%	11,352	3,341	240%
Stock-based compensation	2,256	1,612	40%	6,795	5,479	24%
Total general and administrative expenses	14,155	9,148	55%	40,505	25,511	59%
Finance and administration
Finance and administration expenses consist primarily of personnel and consulting costs, for employees in our finance, information technology, investor relations, legal, human resources and other administrative functions. Other significant expenses include rent, insurance, and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and litigation. Finance and administration expenses for the three and nine months ended September 30, 2018 increased by 46% and 34%, respectively, compared to the same periods in 2017, primarily due to increased costs related to personnel and consulting costs to support the Company's infrastructure and patent costs of approximately $1.0 million.
Commercial
Commercial expenses consist primarily of market research, public relations, promotion and advertising costs. Commercial expenses for the three and nine months ended September 30, 2018 increased by 100% and 240%, respectively, compared to the same periods in 2017, due to increased costs related to personnel, consulting costs, and pre-commercial initiatives to support our anticipated future product launch for the RT002 glabellar lines indication.
General and administrative stock-based compensation
Stock-based compensation for general and administrative expenses increased by $0.6 million and $1.3 million, respectively, compared to the same periods in 2017, primarily due to an increase in employee headcount and an increase in stock price.
Non-Operating Income and Expenses
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
Change in Fair Value of Derivative Liability Associated with Medicis Settlement
The Product Approval Payment associated with Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability is remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the Product Approval Payment has been paid. The loss recorded during the three and nine months ended September 30, 2018 reflects an increase to the valuation of the derivative liability based on assumptions related to the development of RT002 injectable for glabellar lines.
Total Net Non-Operating Income (Expenses)
Our total net non-operating income (expense) for the three and nine months ended September 30, 2018 increased by $0.7 million and $2.3 million, respectively, compared to the same period in 2017, primarily due to an increase in interest income offset by a decrease in interest expense and the change in fair value of the derivative liability associated with the Medicis settlement. Interest income for the three and nine months ended September 30, 2018 increased, compared to the same periods in 2017, due to a larger investment fund balance and a higher rate of return on the Company's investments. Interest expense for the three and nine months ended September 30, 2018 decreased, compared to the same period in 2017, primarily due to the decreasing interest on the equipment leases with Essex Capital as the leases approached maturity. The decrease in the change in the fair value of derivative liability associated with the Medicis settlement is primarily due to recording additional expense in 2018 to increase to the valuation of the derivative liability based on time-based discounting and interest rates.

The total net non-operating income (expenses) is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Interest income	$996	$341	192%	$3,099	$999	210%
Interest expense	—	(104)	(100)%	(44)	(439)	(90)%
Change in fair value of derivative liability associated with Medicis settlement	(45)	(44)	2%	(150)	(211)	(29)%
Other income (expense), net	(144)	(128)	13%	(626)	(386)	62%
Total net non-operating income (expenses)	$807	$65	1,142%	$2,279	$(37)	(6,259)%

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30, 2018	December 31, 2017	Change
	(In thousands)
Cash, cash equivalents, and investments	$208,392	$282,896	$(74,504)
Financing obligations	—	1,872	(1,872)
Working Capital	184,076	264,309	(80,233)
Stockholders' Equity	182,098	268,845	(86,747)
Sources and Uses of Cash
Our cash, cash equivalents and investments totaled $208.4 million at September 30, 2018 compared to $282.9 million at December 31, 2017, representing a decrease of $74.5 million. We hold our cash, cash equivalents, and investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
The decrease in cash, cash equivalents and investments by $74.5 million was primarily due to cash used in operations, purchases of property and equipment of $5.4 million, and equipment lease payments on our financing obligations of $0.9 million. These decreases were primarily offset by the receipt of $25.0 million of cash proceeds from the upfront collaboration payment from Mylan (Note 3), proceeds from the exercise of stock options and employee stock purchase plan of $4.8 million, and $3.1 million from interest income received from investments.
Through September 30, 2018, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock, venture debt, and convertible debt. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. We expect to continue to incur net operating losses for at least the next several years as we advance RT002 injectable through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. As a result, we will need additional capital to fund our operations which we may obtain from additional financings, public offerings, or other sources. As of September 30, 2018, we had available cash, cash equivalents and investments of $208.4 million.

We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(73,105)	$(66,946)
Investing activities	(166,127)	22,490
Financing activities	1,618	37,278
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
Net cash used in operating activities for the nine months ended September 30, 2018 of $73.1 million was primarily due to clinical spend of approximately $35.0 million to advance the Company's clinical programs toward commercialization; investing in our personnel and talent retention, which represents of approximately $30.0 million; and professional services and consulting of approximately $25.0 million, offset by cash receipts of $25.0 million from Mylan upfront payment (Note 3) and interest received of approximately $5.0 million. The remaining operating activities related primarily to rent, utilities, supplies, and other general and administrative costs.
Net cash used in operating activities of $66.9 million in the nine months ended September 30, 2017 was largely due to ongoing clinical trial activities for our RT002 injectable program, including approximately $20.0 million for payments to clinical trial vendors; investing in our personnel, including those that support the clinical programs, and talent retention, which represents approximately $20.0 million; and professional services and consulting of approximately $10.0 million. The remaining operating activities related primarily to rent, utilities, other supplies, and other general and administrative costs, offset by net interest received.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018, and 2017 was primarily due to purchases of property and equipment, proceeds from sale of assets, and fluctuations in the timing of purchases and maturities of investments.
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
At-The-Market Offering
In March 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the 2016 ATM agreement, with Cowen and Company, LLC, or Cowen, under which the Company may offer and sell common stock having aggregate proceeds of up to $75.0 million from time to time through Cowen as our sales agent.  During the nine months ended September 30, 2017, the Company sold 1,802,651 shares of its common stock under the 2016 ATM Agreement at a weighted average price of $22.17 per share resulting in net proceeds of $38.2 million, after underwriting discounts, commissions, and offering expenses.

In March 2018, the Company terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of September 30, 2018.
Common Stock
The Company had outstanding common stock options of 3,499,235, outstanding common stock warrants of 34,113, unvested restricted stock awards of 656,599, and shares expected to be purchased on December 31, 2018 under the 2014 ESPP of 16,238 as of October 25, 2018.
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect to make additional capital outlays to increase operating expenditures over the next several years to support the completion of the clinical trials and other associated programs relating to RT002 injectable for the treatment of glabellar lines, cervical dystonia, plantar fasciitis, upper limb spasticity, migraine headache, and other indications, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We believe that our existing capital resources, the net proceeds from our follow-on public and ATM offerings will be sufficient to fund our operations for at least the 12 months following the filing of this Form 10-Q. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or issue debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
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
We have not generated product revenue from RT002 injectable or our topical product candidate, and we do not know when, or if, we will generate such revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize RT002 injectable or our topical product candidate. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.
We have based our estimates of future capital requirements on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our ongoing clinical trials of RT002 injectable may encounter technical or other difficulties that could increase our development costs more than we currently expect or the FDA or EMA may require us to conduct additional clinical trials prior to approving RT002 injectable or future products we may develop. Our collaboration with Mylan to develop a biosimilar may or may not be successful. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials beyond 2019.
Critical Accounting Policies
There have been no material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 2, 2018, except as described in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
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
Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $208.4 million and $282.9 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, our cash, cash equivalents, and investments were held in deposit, money market funds, and U.S. government agency and treasury obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury and government agency obligations to maturity.
Foreign Exchange
Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations is denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the nine months ended September 30, 2018 and 2017, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and our principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, RT002 injectable and topical. In particular, our clinical programs for RT002 injectable and topical will require substantial additional funds to complete. We had an accumulated deficit through September 30, 2018 of $644.2 million and a working capital surplus of $184.1 million as of September 30, 2018, primarily as a result of our November 2015 and December 2017 follow-on public offerings, and at-the-market, or ATM, offerings in 2015 and 2017. Our recorded net losses were $32.8 million and $30.7 million, and $102.0 million and $84.7 million, for the three and nine months ended September 30, 2018, and 2017, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of September 30, 2018, we had capital resources consisting of cash, cash equivalents and investments of $208.4 million. We raised aggregate net proceeds of $126.2 million and $156.9 million in our follow-on public offerings in November 2015 and December 2017, respectively. In addition, we raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016, and raised net proceeds of approximately $38.2 million by selling an aggregate of 1,802,651 shares of our common stock under the 2016 ATM agreement. In March 2018, we terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of September 30, 2018. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of RT002 injectable, topical, and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RT002 injectable and any future product candidates.
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

Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
We constructed a fill/finish line dedicated to the manufacture of topical and to support our regulatory license applications. We discontinued further clinical development of topical for the treatment of crow’s feet and for the treatment of primary axillary hyperhidrosis in June 2016, following the results from our REALISE 1 Phase 3 clinical trial. During the year ended December 31, 2016, we recorded a loss on impairment of $9.1 million related to certain components of the topical fill/finish line and other long-lived assets. The Company assessed the topical fill/finish line and these other long-lived assets for impairment indicators and recorded a loss on impairment of $2.9 million for the year ended December 31, 2017. There were no indicators of impairment for the nine months ended September 30, 2018. As of September 30, 2018, the fill/finish line and these other long-lived assets had net book values of $2.3 million and less than $0.1 million, respectively. Under generally accepted accounting principles in the United States, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which make it difficult to assess our future viability.*
We are a clinical-stage biotechnology company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to RT002 injectable or our topical product candidate. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We had an accumulated deficit through September 30, 2018 of $644.2 million and a working capital surplus of $184.1 million as of September 30, 2018, primarily as a result of our November 2015 and December 2017 follow-on public offerings, and at-the-market, or ATM, offerings in 2015 and 2017. Our recorded net losses were $32.8 million and $30.7 million and $102.0 million and $84.7 million for the three and nine months ended September 30, 2018, and 2017, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. The net proceeds from the sale of the shares in our November 2015 and December 2017 follow-on public offerings and ATM offerings in 2015 and 2017, after deducting the underwriters’ discount, commissions, and other offering expenses related to the respective offerings, were approximately $126.2 million and $156.9 million, $10.0 million and $38.2 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize RT002 injectable. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
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

To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization and we may experience difficulties in managing this growth.*
As of September 30, 2018, we had 149 employees. We will need to continue to expand our managerial, operational, and other resources to manage our operations and clinical trials, continue our development activities and commercialize RT002 injectable or any other product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We have been, and in the future may be, subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.
We have been, and may in the future be, the target of securities class actions or stockholder derivative claims. On May 1, 2015, a securities class action complaint was filed on behalf of City of Warren Police and Fire Retirement System against us and certain of our directors and executive officers at the time of our follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering. The Court granted final approval of the Settlement, as set forth in the Stipulation of Settlement, on July 28, 2017. While the litigation has ended, we may be subject to future securities class action and shareholder derivation actions, which may adversely impact our business, results of operations, financial position or cash flows and divert management’s time and attention from the business.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop RT002 injectable, topical, or any future product candidates, conduct our clinical trials and commercialize RT002 injectable, topical, or any future products we develop.*
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly L. Daniel Browne, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, Caryn G McDowell, our Senior Vice President, General Counsel & Corporate Secretary, and Tobin C. Schilke, our Chief Financial Officer and Principal Financial Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of RT002 injectable, topical, or any future products we develop.
For example, Lauren P. Silvernail resigned as our Chief Financial Officer and Chief Business Officer, effective as of May 29, 2018. In connection with the departure of Ms. Silvernail, our Board of Directors, on June 20, 2018 appointed Cyril Allouche, our current Head of Finance and Corporate Controller, to serve as our Principal Financial Officer and Principal Accounting Officer on an interim basis. On October 10, 2018 our Board of Directors appointed Tobin C. Schilke to serve as our Chief Financial Officer and Principal Financial Officer effective as of November 5, 2018, which is expected to be Mr. Schilke's employment start date. Mr. Allouche will continue to serve as the Company's Principal Accounting Officer. In addition, Todd Zavodnick resigned as our Chief Commercial Officer and President, Aesthetics and Therapeutics, effective November 2018.  In connection with the departure of Mr. Zavodnick, Dustin Sjuts was promoted to interim head of Commercial effective as of November 5, 2018.
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
We could experience problems attracting and retaining qualified employees. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense and the turnover rate can be high due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their previous research output.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. We raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016, and raised net proceeds of approximately $38.2 million by selling an aggregate of 1,802,651 shares of our common stock under the 2016 ATM agreement. In March 2018, the Company terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement, or the 2018 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of September 30, 2018.

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
A relatively small number of existing stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of September 30, 2018, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 53.4% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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
We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will no longer be an "emerging growth company" at the year ended December 31, 2018. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
July 1 through July 31, 2018	794	$29.04	—	—
August 1 through August 31, 2018	703	26.15	—	—
September 1 through September 30, 2018	2,014	26.43	—	—
Total	3,511	$26.96	—	—
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

REVANCE THERAPEUTICS, INC.

Date: November 2, 2018	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer (Duly Authorized Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Cyril Allouche
Cyril Allouche
Head of Finance and Corporate Controller (Duly Authorized Principal Financial and Accounting Officer)