Form 10-Q
period 2019-03-31
Revance Therapeutics, Inc.
filed 2019-05-09
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RVNC	The Nasdaq Stock Market LLC
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 3, 2019: 44,006,580

“Revance Therapeutics,” the Revance logos and other trademarks or service marks of Revance appearing in this quarterly report on Form 10-Q are the property of Revance Therapeutics, Inc. This Form 10-Q contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. The Company does not intend its use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of the Company by, these other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,269	$73,256
Short-term investments	205,719	102,556
Accounts receivable	—	27,000
Prepaid expenses and other current assets	6,128	5,110
Total current assets	277,116	207,922
Property and equipment, net	15,378	14,449
Operating lease right of use assets	28,105	—
Restricted cash	730	730
Other non-current assets	3,146	3,247
TOTAL ASSETS	324,475	$226,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,486	$8,434
Accruals and other current liabilities	13,521	14,948
Deferred revenue, current portion	13,054	8,588
Operating lease liabilities, current portion	3,009	—
Total current liabilities	34,070	31,970
Derivative liability associated with the Medicis settlement	2,845	2,753
Deferred revenue, net of current portion	37,940	42,684
Operating lease liabilities, net of current portion	28,517	—
Deferred rent	—	3,319
TOTAL LIABILITIES	103,372	80,726
Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 44,004,658 and 36,975,203 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	44	37
Additional paid-in capital	941,068	830,368
Accumulated other comprehensive income (loss)	70	(8)
Accumulated deficit	(720,079)	(684,775)
TOTAL STOCKHOLDERS’ EQUITY	221,103	145,622
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$324,475	$226,348
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$278	$193
Operating expenses:
Research and development	23,995	22,239
General and administrative	12,910	13,616
Total operating expenses	36,905	35,855
Loss from operations	(36,627)	(35,662)
Interest income	1,570	1,022
Interest expense	—	(44)
Change in fair value of derivative liability associated with the Medicis settlement	(92)	(34)
Other expense, net	(155)	(319)
Net loss	(35,304)	(35,037)
Unrealized gain (loss) and adjustment on securities included in net loss	78	(276)
Comprehensive loss	$(35,226)	$(35,313)
Basic and diluted net loss attributable to common stockholders	$(35,304)	$(35,037)
Basic and diluted net loss per share attributable to common stockholders	$(0.85)	$(0.97)
Basic and diluted weighted-average number of shares used in computing net loss per share attributable to common stockholders	41,598,919	35,950,593
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—
Common Stock
Balance — Beginning of period	36,975,203	37	36,516,075	$37
Issuance of common stock in connection with the 2019 follow-on offering	6,764,705	7	—	—
Issuance of common stock upon exercise of stock options	2,824	—	82,390	—
Issuance of restricted stock awards, net of cancellation	323,026	—	195,341	—
Net settlement of restricted stock awards for employee taxes	(61,100)	—	(50,959)	—
Balance — End of period	44,004,658	44	36,742,847	37
Additional Paid-In Capital
Balance — Beginning of period	—	830,368	—	810,975
Issuance of common stock in connection with the 2019 follow-on offering, net of issuance costs of $521	—	107,572	—	—
Stock-based compensation expense	—	4,159	—	4,158
Issuance of common stock upon exercise of stock options	—	18	—	617
Net settlement of restricted stock awards for employee taxes	—	(1,049)	—	(1,666)
Balance — End of period	—	941,068	—	814,084
Other Accumulated Comprehensive loss
Balance — Beginning of period	—	(8)	—	—
Unrealized gain (loss) and adjustment on securities included in net loss	—	78	—	(276)
Balance — End of period	—	70	—	(276)
Accumulated Deficit
Balance — Beginning of period	—	(684,775)	—	(542,167)
Net loss	—	(35,304)	—	(35,037)
Balance — End of period	—	(720,079)	—	(577,204)
Total Stockholders’ Equity	44,004,658	$221,103	36,742,847	$236,641

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,304)	$(35,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	628	390
Amortization of discount on investments	(649)	(255)
Stock-based compensation expense	4,159	4,158
Other non-cash operating activities	88	62
Changes in operating assets and liabilities:
Accounts receivable	27,000	—
Prepaid expenses and other current assets	(1,018)	(2,310)
Operating lease right of use assets	(3,440)	—
Other non-current assets	101	290
Accounts payable	(3,736)	(1,269)
Accruals and other liabilities	(2,298)	(1,980)
Deferred revenue	(278)	24,807
Operating lease liabilities	3,333	—
Net cash used in operating activities	(11,414)	(11,144)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,091)	(1,068)
Proceeds from sales of property and equipment	7	15
Purchases of investments	(127,357)	(199,265)
Proceeds from maturities of investments	25,000	—
Net cash used in investing activities	(103,441)	(200,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with the 2019 follow-on offering, net of commissions and discount	108,100	—
Proceeds from the exercise of stock options	18	617
Net settlement of restricted stock awards for employee taxes	(1,049)	(1,666)
Payment of offering costs	(201)	(241)
Principal payments made on financing obligations	—	(932)
Net cash provided by (used in) financing activities	106,868	(2,222)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,987)	(213,684)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	73,986	283,476
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$65,999	$69,792
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,000	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals	$1,108	$839
Deferred offering costs	$320	$109
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. The Company and Summary of Significant Accounting Policies

The Company

Revance Therapeutics, Inc. (“the Company” or “Revance”) is a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel neuromodulators for multiple aesthetic and therapeutic indications. The Company is leveraging its proprietary portfolio of botulinum toxin type A compounds, formulated with its patented and proprietary peptide excipient technology, to address unmet needs in large and growing neuromodular markets. The Company’s initial focus is on developing daxibotulinumtoxinA, its highly purified botulinum toxin Type A, for a broad spectrum of aesthetic and therapeutic indications, including facial wrinkles, muscle disorders, musculoskeletal disorders, and migraine.

The Company’s lead drug candidate is DaxibotulinumtoxinA for Injection (“DAXI”). The Company used its unique proprietary peptide excipient technology to formulate DAXI. The noncovalent bond formed between the proprietary peptide excipient technology and the botulinum toxin may enable longer residence time of botulinum toxin Type A, which could explain DAXI’s long duration of effect. The process binds a highly purified botulinum toxin Type A with a unique proprietary stabilizing excipient peptide. The Company does not use human serum albumin (“HSA”) and other animal-sourced ingredients, which carry the risk of transmission of pathogens, to stabilize our product.

The Company is currently studying DAXI for the treatment of facial wrinkles, cervical dystonia, plantar fasciitis, adult upper limb spasticity, and migraine. The Company believes DAXI has the potential to expand into additional aesthetic and therapeutic indications. The Company is party to a collaboration and license agreement with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V. (“Mylan”), to develop and commercialize a biosimilar to BOTOX®. The Company is also party to a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun”), to grant Fosun the exclusive rights to develop and commercialize the Company’s proprietary DAXI in mainland China, Hong Kong and Macau (the “Fosun Territory”) and certain sublicense rights.

Since inception, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DAXI, DaxibotulinumtoxinA Topical and the biosimilar to BOTOX®. The Company has incurred losses and negative cash flows from operations. The Company has not commenced commercial operations, has not generated product revenue to date, and will continue to incur significant research and development and other expenses related to its ongoing operations. For the three months ended March 31, 2019, the Company had a net loss of $35.3 million. As of March 31, 2019, the Company had a working capital surplus of $243.0 million and an accumulated deficit of $720.1 million. The Company has funded its operations primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of March 31, 2019, the Company had capital resources of $271.0 million consisting cash, cash equivalents, and investments. The Company believes that its existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-Q, and may identify additional capital resources to fund its operations.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement for the interim periods covered. The Condensed Consolidated Balance Sheet for the year ended December 31, 2018 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2019, or any other future period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements contained in its

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”), on February 28, 2019.

The Condensed Consolidated Financial Statements include the Company’s accounts and those of its wholly-owned subsidiaries, and have been prepared in conformity with U.S. GAAP. The Company operates in one segment.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such management estimates include revenue recognition, deferred revenue, accruals including clinical trial accruals, stock-based compensation, fair value of derivative liability, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires an entity to recognize right-of-use asset and lease liabilities arising from a lease for both financing and operating leases with terms greater than twelve months. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), Codification Improvements and ASU 2018-11, Leases (Topic 842), Targeted Improvements, to provide additional guidance for the Topic 842 adoption. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method to allow entities initially applying Topic 842 at the adoption date, rather than at the beginning of the earliest comparative period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. ASU 2018-11 also provides a number of optional practical expedients in transition. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements. The Company evaluated ASU 2019-01 in its entirety and determined that Issue 3, Transition disclosures related to Topic 250, Accounting Changes and Error Corrections, is the only provision that currently applies to the Company. Issue 3 of ASU 2019-01 exempts certain interim disclosures in the fiscal year of adoption. ASU 2018-11, ASU 2018-10, ASU 2016-02, and Issue 3 of ASU 2019-01 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has elected the transition method under ASU 2018-11 at the adoption date of January 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company has also elected all of the available practical expedients except the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. The Company has elected the recognition exemption for short-term leases for all leases that qualify. Under this exemption, the Company will not recognize right-of-use assets or lease liabilities for those leases that qualify as a short-term lease. For real estate leases, the Company did not elect the practical expedient to combine lease and non-lease components, therefore the Company accounts for lease and non-lease components separately. For equipment leases, lease and non-lease components are accounted for as a single lease component. The Company recognized $24.7 million and $28.2 million as total right-of-use assets and total lease liabilities, respectively, on its Condensed Consolidated Balance Sheet as of January 1, 2019 for its existing operating lease agreements for the office and manufacturing spaces in Newark, California and equipment leases. The existing deferred rent liabilities of $3.5 million associated with the same lease agreements was reversed as of January 1, 2019.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is evaluating the impact of this standard on its Condensed Consolidated Financial Statements and disclosures.

2. Revenue

Mylan Collaboration and License Agreement

The Company and Mylan entered into a collaboration agreement in February 2018 (the “Mylan Collaboration”), pursuant to which the companies will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.

Under the Mylan Collaboration, Mylan paid the Company a non-refundable upfront payment of $25 million with additional contingent payments of up to $100 million in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. The upfront payment does not represent a financing component for the transfer of goods or services. The contingent payments would be payable following Mylan’s decision to continue development services for Initial Phase and Phase 3 clinical trials and upon meeting certain milestones. In addition, Mylan would pay the Company low to mid double-digit royalties on any sales of the biosimilar in the U.S., mid double-digit royalties on any sales in Europe, and high single-digit royalties on any sales in other areas excluding Japan. However, the Company agreed to waive royalties for U.S. sales, up to a limit of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.

Revenue Recognition

In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. The initial estimated transaction price was $81.0 million which included a $25.0 million upfront payment, $40.0 million of development milestones, and the estimated variable consideration for cost-sharing payments from Mylan. The Company re-evaluates the transaction price at each reporting period. As of March 31, 2019, the transaction price allocated to the unfulfilled performance obligations is $76.4 million.

The Company recognizes revenue and estimates deferred revenue based on the cost of services incurred over the total estimated cost of services to be provided for the development period. For revenue recognition purposes, the development period is estimated to extend through 2022. However, it is possible that this period will change and is assessed at each reporting date. For the three months ended March 31, 2019 and 2018, the Company recognized revenue related to development services rendered of $0.3 million and $0.2 million, respectively. As of March 31, 2019 and December 31, 2018, the Company estimated short-term deferred revenue of $13.0 million and $8.6 million, respectively; and long-term deferred revenue of $8.0 million and $12.7 million, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Fosun License Agreement

The Company and Fosun entered into a license agreement (the “Fosun License Agreement”) in December 2018, whereby the Company has granted Fosun the exclusive rights to develop and commercialize the Company’s proprietary DAXI in mainland China, Hong Kong and Macau (the “Fosun Territory”) and certain sublicense rights.

Under the Fosun License Agreement, the Company received a non-refundable upfront payment of $30.0 million net of foreign withholding tax of $3.0 million from Fosun in January 2019. The Company is also eligible to receive (i) additional contingent payments of up to $230.5 million upon the achievement of specified milestones, and (ii) tiered royalty payments in low double-digit to high-teen percentages on annual net sales.

Revenue Recognition

In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. The Company estimated the transaction price for the Fosun License Agreement using the most likely amount method. The Company evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered, and concluded only a certain milestone of $1.0 million was included in the transaction price. The Company will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of March 31, 2019, the transaction price allocated to unfulfilled performance obligation is $31.0 million. The Company will recognize revenue on the single performance obligation as control of the manufactured product is supplied to Fosun.

For the three months ended March 31, 2019, no revenue has been recognized from the Fosun License Agreement. As of March 31, 2019, substantially all of the $30.0 million non-refundable upfront payment was included in long-term deferred revenue.

3. Medicis Settlement

In July 2009, the Company and Medicis Pharmaceutical Corporation (“Medicis”) entered into a license agreement granting Medicis worldwide aesthetic and dermatological rights to the Company’s investigational botulinum toxin type A product candidate. In October 2012, the Company entered into a settlement and termination agreement with Medicis. The terms of the settlement provided for the reacquisition of the rights related to all territories of DAXI and DaxibotulinumtoxinA Topical from Medicis and for consideration payable by the Company to Medicis of up to $25.0 million, comprised of (i) an upfront payment of $7.0 million, which was paid in 2012, (ii) a proceeds sharing arrangement payment of $14.0 million due upon specified capital raising achievements by the Company, of which $6.9 million was paid in 2013 and $7.1 million in 2014, and (iii) a product approval payment of $4.0 million to be paid upon the achievement of regulatory approval for DAXI or DaxibotulinumtoxinA Topical by the Company. In December 2012, Medicis was subsequently acquired by Valeant Pharmaceuticals International Inc., now known as Bausch Health Companies Inc.

The Company determined that the settlement provisions related to the proceeds sharing arrangement payment in (ii) above and product approval payment in (iii) above were derivative instruments that require fair value accounting as a liability and periodic fair value remeasurements until settled.

As of March 31, 2019, the fair value of the Company’s liability for the product approval payment was $2.8 million, which was measured using a term of 1.25 years, a risk-free rate of 2.4% and a credit risk adjustment of 7.5%. As of March 31, 2018, the fair value of the Company’s liability for the product approval payment was $2.6 million, which was measured using a term of 2.25 years, a risk-free rate of 2.3% and a credit risk adjustment of 6.5%. The term is based on an expected Biologics License Application (“BLA”) approval in 2020. For three months ended March 31, 2019 and 2018, no payment was made for the product approval payment.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

4. Cash Equivalents and Investments

The Company’s cash equivalents and investments consist of money market funds, U.S. treasury securities, U.S. government agency obligations, and commercial paper which are classified as available-for-sale securities.

The following table is a summary of amortized cost, unrealized gains and losses, and fair value:

	March 31, 2019			December 31, 2018
	Unrealized			Unrealized
(in thousands)	Cost	Gains	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$36,878	$—	$36,878	$38,354	$—	$—	$38,354
U.S. treasury securities	163,866	66	163,932	80,844	5	(5)	80,844
U.S. government agency obligations	29,849	5	29,854	52,586	—	(8)	52,578
Commercial paper	31,845	—	31,845	—	—	—	—
Total cash equivalents and available-for-sale securities	$262,438	$71	$262,509	$171,784	$5	$(13)	$171,776

Classified as:
Cash equivalents			$56,790				$69,220
Short-term investments			205,719				102,556
Total cash equivalents and available-for-sale securities			$262,509				$171,776

As of March 31, 2019 and December 31, 2018, the Company has no other-than-temporary impairments on its available-for-sale securities.

Related Party Transactions

The Company had no related party transactions for the three months ended March 31, 2019.

As of December 31, 2018, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held approximately 3.8 million shares or 10.3% of the Company’s outstanding common stock. J.P. Morgan Securities LLC is an affiliate of JPMorgan Chase Bank, NA, and it acts as a custodian and trustee for certain investments of the Company. As December 31, 2018, $87.7 million of the Company’s cash, cash equivalents, and investments was in an investment account with J.P. Morgan Securities LLC. As of March 31, 2019, JPMorgan Chase & Co. and its wholly owned subsidiaries owned less than 10% of the Company’s outstanding common stock.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	March 31, 2019
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$36,878	$36,878	$—	$—
U.S. treasury securities	163,932	163,932	—	—
U.S. government agency obligations	29,854	—	29,854	—
Commercial paper	31,845	—	31,845	—
Total assets measured at fair value	$262,509	$200,810	$61,699	$—

Liabilities
Derivative liability associated with the Medicis settlement	2,845	—	—	2,845
Total liabilities measured at fair value	$2,845	$—	$—	$2,845

	December 31, 2018
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$38,354	$38,354	$—	$—
U.S. treasury securities	80,844	80,844	—	—
U.S. government agency obligations	52,578	—	52,578	—
Total assets measured at fair value	$171,776	$119,198	$52,578	$—

Liabilities
Derivative liability associated with the Medicis settlement	$2,753	$—	$—	$2,753
Total liabilities measured at fair value	$2,753	$—	$—	$2,753

The Company classifies U.S. government agency obligations and commercial paper within Level 2 because it uses alternative pricing sources and models utilizing market observable inputs to determine their fair values.

The following table summarizes the change in the fair value of the Company’s Level 3 financial instrument:

(in thousands)	Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2018	$2,753
Change in fair value	92
Fair value as of March 31, 2019	$2,845

The fair value of the derivative liability associated with the Medicis settlement was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment (Note 3). Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The significant unobservable inputs used in the fair value measurement of the product approval payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

6. Leases

The Company has non-cancelable operating leases for facilities for research, manufacturing, and administrative functions, and equipment operating leases. One of the facility operating leases commenced operating in February 2019. As of March 31, 2019, the weighted average remaining lease term is 7.6 years. The monthly payments for the facility lease escalate over the facility lease term with the exception of a decrease in payments at the beginning of 2022. The Company has options to extend the facility operating leases for up to 14 years. The Company’s lease contracts do not contain termination options, residual value guarantees or restrictive covenants.

The operating lease costs were as follows:

Three Months Ended March 31,
(in thousands)	2019
Operating lease cost	$1,343
Variable lease cost (1)	290
Total operating lease costs	$1,633

(1) Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.

As of March 31, 2019, maturities of the Company’s operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2019 remaining nine months	$4,888
2020	6,735
2021	6,942
2022	5,464
2023	5,557
2024 and thereafter	17,959
Total operating lease payments	47,545
Less imputed interest (1)	(16,019)
Present value of operating lease payments	$31,526

(1) The Company’s lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of 12.0%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.

As of December 31, 2018, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending December 31,	(in thousands)
2019	$5,826
2020	6,011
2021	6,196
2022	4,696
2023 and thereafter	20,173
Total payments	$42,902

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental cash flow information related to the operating leases was as follows:

Three Months Ended March 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,450
Right-of-use assets obtained in exchange for operating lease liabilities	$3,890

7. Commitments and Contingencies
Purchase Commitments
The Company and Ajinomoto Althea, Inc. (“Althea”) are parties to a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Althea Services Agreement”), under which Althea provides the Company a contract development and manufacturing organization which allows the Company to have expanded capacity and a second source for drug product manufacturing in order to support a global launch of DAXI. Under the Althea Services Agreement, the initial term is to 2024, unless terminated sooner by either company, and the Company has minimum purchase obligations based on its production forecasts. As of March 31, 2019, the Company made non-refundable advanced payments of $1.9 million under the Althea Services Agreement. The remaining services can be canceled at any time, with the Company required to pay costs incurred through the cancellation date.
Contingencies
The Company is obligated to pay $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”), when a certain regulatory milestone is achieved. As of March 31, 2019, the milestone has not been achieved. The Company is also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
The Company and Botulinum Toxin Research Associates, Inc. (“BTRX”) are parties to an asset purchase agreement (the “BTRX Purchase Agreement”), under which the Company is obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events. As of March 31, 2019, a one-time intellectual property development milestone liability of $1.0 million has been recorded in accruals on the Company’s Condensed Consolidated Balance Sheets.
The Company and BioSentinel, Inc. (“BioSentinel”) are parties to an agreement under which the Company in-licenses BioSentinel’s technology and expertise for research, development and manufacturing purposes. The Company is obligated to pay BioSentinel minimum quarterly use fees, and a one-time milestone payment of $0.3 million when regulatory approval is achieved. As of March 31, 2019, the milestone has not been achieved.
Indemnification
The Company has standard indemnification agreements in the ordinary course of business. Under these indemnification agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual after the execution of the agreements. The maximum potential amount of future payments the Company is obligated to pay under these indemnification agreements is not determinable because it involves claims that may be made against the Company in the future, but have not been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
The Company has indemnification agreements with its directors and officers that may require the Company to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
For the three months ended March 31, 2019, no amounts associated with the indemnification agreements have been recorded.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

8. Stockholders’ Equity

Common Stock Warrants

As of March 31, 2019 and December 31, 2018, 34,113 common stock warrants were outstanding at an exercise price of $14.95 per share, which expire in 2020.

Stock Option Plan

2014 Equity Incentive Plan (“2014 EIP”)

On January 1, 2019, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 1,479,008 shares. For the three months ended March 31, 2019, 873,510 stock options and 354,175 restricted stock awards were granted under the 2014 EIP. As of March 31, 2019, 2,119,196 shares were available for issuance under the 2014 EIP.

2014 Inducement Plan (the “2014 IN”)

For the three months ended March 31, 2019, no stock options or restricted stock awards were granted under the 2014 IN. As of March 31, 2019, 167,340 shares were available for issuance under the 2014 IN.

2014 Employee Stock Purchase Plan (the “2014 ESPP”)

On January 1, 2019, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of March 31, 2019, 1,478,940 shares were available for issuance under the 2014 ESPP.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended March 31,
	2019	2018
Research and development	$2,079	$1,923
General and administrative	2,080	2,235
Total stock-based compensation expense	$4,159	$4,158

Net Loss per Share Attributable to Common Stockholders

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, which includes the vested restricted stock awards. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. The diluted net loss per share attributable to common stockholders also includes the vested restricted stock awards and, if the effect is not anti-dilutive, unvested restricted stock awards. For purposes of this calculation, outstanding stock options, outstanding common stock warrants, unvested restricted stock awards, and shares of common stock expected to be purchased under 2014 ESPP are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	As of March 31,
	2019	2018
Outstanding common stock options	4,372,676	3,691,797
Outstanding common stock warrants	34,113	34,113
Unvested restricted stock awards	768,770	686,523
Shares of common stock expected to be purchased on June 30 under the 2014 ESPP	35,619	16,895

Follow-On Public Offering

In January 2019, the Company completed the 2019 follow-on public offering, pursuant to which the Company issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for net proceeds of $107.6 million, after underwriting discounts, commissions and other offering expenses.

At-The-Market Offering

The Company and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) are parties to a Controlled Equity Offering sales agreement (the “2018 ATM Agreement”), under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million through Cantor Fitzgerald as its sales agent. Under the 2018 ATM Agreement, sales of common stock through Cantor Fitzgerald will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cantor Fitzgerald. From time to time, Cantor Fitzgerald may sell the common stock based upon the Company’s instructions, and the Company will pay a commission to Cantor Fitzgerald of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald. For the three months ended March 31, 2019 and 2018, no common stock was sold under the 2018 ATM Agreement.

9. Income Taxes

California State Apportionment

In 2018, the Company petitioned the California Franchise Tax Board for an alternative apportionment percentage due to the insignificant apportionment percentage derived from the single sales factor methodology for California. In January 2019, the California Franchise Tax Board approved the use of an alternative apportionment method. The Company’s net operating losses (“NOL”) in California is estimated to increase by approximately $209 million as a result of the change in apportionment model. The Company has increased its deferred tax assets by $15 million with a corresponding offsetting adjustment to its valuation allowance. There is no impact to the Company’s net loss in the period as a result of the adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this Quarterly Report on this Form 10-Q and in our other Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within meaning of the Private Securities Litigation Reform Act of 1995.

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

•	our expectations regarding our future development of DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates for other indications, including but not limited to, migraine;

•	our expectations regarding the development of future product candidates;

•	the potential for commercialization by us of DAXI, if approved;

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

Overview

We are a clinical-stage biotechnology company focused on the development, manufacturing, and commercialization of novel neuromodulator products for multiple aesthetic and therapeutic indications. We are leveraging our proprietary portfolio of botulinum toxin type A products, formulated with our patented and proprietary peptide excipient technology, to address unmet needs in large and growing neuromodular markets. Our initial focus is on developing daxibotulinumtoxinA, our highly purified botulinum toxin Type A, for a broad spectrum of aesthetic and therapeutic indications, including facial wrinkles, muscle disorders, musculoskeletal disorders and migraine.

Our lead drug candidate is DaxibotulinumtoxinA for Injection (“DAXI”). We use our unique proprietary peptide excipient technology to formulate DAXI. The noncovalent bond formed between the proprietary peptide excipient technology and the botulinum toxin may enable longer residence time of botulinum toxin Type A, which could explain DAXI’s long duration of effect. The process binds a highly purified botulinum toxin Type A with a unique proprietary stabilizing excipient peptide. We do not use human serum albumin and other animal-sourced ingredients, which carry the risk of transmission of pathogens, to stabilize our product.

We are currently studying DAXI for the treatment of facial wrinkles, cervical dystonia, plantar fasciitis, adult upper limb spasticity and migraine. We believe DAXI has the potential to expand into additional aesthetic and therapeutic indications in the future. We have a collaboration and license agreement with Mylan to develop and commercialize a biosimilar to BOTOX®. We also have a license agreement with Fosun to grant Fosun the exclusive rights to develop and commercialize our proprietary DAXI in the Fosun Territory and certain sublicense rights.

Since inception, we have devoted substantially all of our effort to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DAXI, DaxibotulinumtoxinA Topical and the biosimilar to BOTOX®. We have incurred losses and negative cash flows from operations. We have not commenced commercial operations, have not generated product revenue to date, and will continue to incur significant research and development and other expenses related to our ongoing operations. For the three months ended March 31, 2019, we had a net loss of $35.3 million. As of March 31, 2019, we had a working capital surplus of $243.0 million and an accumulated deficit of $720.1 million. We have funded our operations primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of March 31, 2019, we had capital resources of $271.0 million consisting of cash, cash equivalents, and investments. We believe that our existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-Q, and may identify additional capital resources to fund our operations.

Neuromodulator Pipeline

DAXI Aesthetics

Glabellar lines. In December 2018, we announced top-line results for the SAKURA 3 open-label, long-term safety study. DAXI appeared to be generally well-tolerated with no new tolerability or safety concerns reported. We held a pre-BLA meeting with the U.S. Food and Drug Administration (“FDA”) in December 2018 to agree upon the content and format of the BLA. We are in the process of compiling the largest clinical data package for an aesthetic indication. We have been working in parallel to develop a 100-unit vial in addition to an initial 50-unit vial. This has added additional work streams for process validation and stability. We now expect to submit the BLA in the fall of 2019, and are on track for a 2020 approval and launch for DAXI for the treatment of glabellar lines. We plan to file marketing applications in the European Union, Canada, and certain Latin American and Asian countries after filing in the U.S.

Forehead lines. In January 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate treatment of moderate or severe dynamic forehead lines (“FHL” or “frontalis”) in conjunction with treatment of the glabellar complex. The objective is to understand the potential dosing and injection patterns of DAXI in other areas of the upper face in addition to the lead indication in glabellar lines. We expect to complete enrollment for the study in the summer of 2019 and release top-line results in the first half of 2020.

Lateral canthal lines. In March 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe lateral canthal lines (also known as “crow’s feet”). Similar to the FHL study above, the objective is to understand the potential dosing and injection patterns of DAXI in other areas of the upper face in addition to the lead indication in glabellar lines. We expect to complete enrollment for the study in the summer of 2019 and release top-line results in the first half of 2020.

DAXI Neuroscience

Cervical dystonia. In June 2018, we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program based on the Phase 2 safety and efficacy results and guidance from the FDA and European Medicines Agency (“EMA”). The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DAXI for the treatment of cervical dystonia in adults including: a randomized, double-blind, placebo-controlled, parallel group trial, and an open-label, long-term safety trial. We plan to complete the ASPEN Phase 3 clinical program enrollment by the end of 2019, and release topline results in the second half of 2020.

Adult upper limb spasticity. In December 2018, we initiated a Phase 2 trial for the treatment of adult upper limb spasticity (JUNIPER). This is a randomized, double-blind, placebo-controlled, parallel group, dose-ranging, trial to evaluate the efficacy and safety of DAXI for the treatment of ULS in adults after stroke or traumatic brain injury. We expect to complete Phase 2 trial enrollment in the second half of 2019 and release topline results in the second half of 2020.

Plantar fasciitis. In September 2018, we completed a Type C meeting with the FDA discussing the design of the Phase 2 dose-finding study. We initiated another Phase 2 trial in December 2018. The Phase 2 prospective, randomized, double-blind, multi-center, placebo-controlled study will evaluate the safety and efficacy of two doses of administration of our investigational drug candidate DAXI in reducing the signs and symptoms of plantar fasciitis. We expect to complete Phase 2 trial enrollment in the second half of 2019 and release topline results in the second half of 2020.

Migraine. We are in the process of finalizing our migraine clinical development strategy. We plan to initiate a study with DAXI for the treatment of migraine in 2019 or 2020.

OnabotulinumtoxinA Biosimilar

We and Mylan entered into the Mylan Collaboration in February 2018, under which the companies will collaborate exclusively, on a worldwide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. Under the Mylan Collaboration, we are responsible for conducting initial non-clinical development activities with the goal of preparing for and conducting a scientific advice meeting with the FDA to receive feedback as to whether a biosimilar biological pathway is feasible for BOTOX®.

In February 2019, Revance had a biosimilar initial advisory meeting (BIAM) with the FDA and Mylan on a proposed biosimilar to BOTOX®. In this meeting, the FDA provided guidance on their expectations for a development program to establish biosimilarity to BOTOX®. Based on the FDA’s feedback, the companies believe that a 351(k) pathway for the development of a biosimilar to onabotulinumtoxinA is viable and provides the opportunity to develop and commercialize the first biosimilar product for all eleven currently approved indications of BOTOX® and BOTOX® Cosmetic. In April 2019, we received the official FDA minutes from the BIAM and plan to meet with Mylan to discuss the development program going forward, which could lead to a near-term milestone payment to Revance.

Fosun License Agreement

We and Fosun entered into the Fosun License Agreement in December 2018, whereby we granted Fosun the exclusive rights to develop and commercialize our proprietary DAXI in the Fosun Territory and certain sublicense rights. Additionally, our proprietary peptide excipient technology can be used for molecules other than botulinum toxin. We plan to partner or license the peptide excipient technology opportunistically to monetize our technology platform.

Under the Fosun License Agreement, we received a non-refundable upfront payment of $30.0 million, net of foreign withholding tax of $3.0 million, from Fosun in January 2019.

Follow-On Public Offering

In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for net proceeds of $107.6 million, after underwriting discounts, commissions and other offering expenses.

Results of Operations

Revenue

For the three months ended March 31, 2019, our total revenue increased $0.1 million or 44% compared to the same period in 2018, due to revenue recognized from the collaboration and license agreement with Mylan.

Operating Expenses

Our operating expenses consist of research and development expenses and general and administrative expenses. The largest component of our operating expenses is our personnel costs including stock-based compensation. We expect our expenses to increase in the near term as we initiate and complete additional clinical trials and associated programs related to DAXI for the treatment of glabellar lines and indications in muscle movement and other disorders, such as cervical dystonia, plantar fasciitis, upper limb spasticity, migraine, and our biosimilar product candidate.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Since our inception, we have focused on our clinical development programs and the related research and development. Since 2002, we have been developing one or more of DAXI, DaxibotulinumtoxinA Topical, and our biosimilar product candidate and have typically shared our employees, consultants and infrastructure resources across all programs. We believe that the strict allocation of costs by product candidate would not be meaningful, therefore, we generally do not track these costs by product candidates.

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions, including stock-based compensation;

•
expenses related to the initiation and completion of clinical trials and studies for DAXI, DaxibotulinumtoxinA Topical and our biosimilar candidate, including expenses related to production of clinical supplies;

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

Our research and development expenses are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, probability of success and development expenses can differ materially from expectations and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses to maintain or increase as we continue our clinical development of DAXI for the treatment of facial wrinkles and other neuroscience indications, such as cervical dystonia, plantar fasciitis, adult upper limb spasticity, and migraine, any future new indications, and our biosimilar product candidate or if the FDA requires us to conduct additional clinical trials for approval.

Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expense. We expense both internal and external research and development expenses as they are incurred.

Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands, except percentages)
Clinical and regulatory	$12,367	$11,885	4%
Manufacturing and quality	7,362	5,996	23%
Stock-based compensation	2,079	1,923	8%
Other research and development expenses	2,187	2,435	(10)%
Total research and development expenses	$23,995	$22,239	8%

Clinical and regulatory

Clinical and regulatory expenses include personnel costs, external clinical trial costs for clinical sites, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of DAXI. For the three months ended March 31, 2019 and 2018, clinical and regulatory costs totaled $12.4 million, or 52%, and $11.9 million, or 53%, respectively, of the total research and development expenses for the respective periods.

For the three months ended March 31, 2019, clinical and regulatory expenses increased by $0.5 million or 4% compared to the same period in 2018. This increase is primarily due to increased costs related to hiring additional personnel and outside services to support BLA preparation activities. We expect to maintain or increase our clinical and regulatory expenses in the near term as we initiate and complete clinical trials and other associated programs related to DAXI for the treatment forehead lines, lateral canthal lines, cervical dystonia, plantar fasciitis, adult upper limb spasticity, and migraine, and our anticipated BLA submission for DAXI for the treatment of glabellar (frown) lines.

Manufacturing and quality

Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug product used in our research and development of DAXI. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our product to support quality control and assurance activities. These expenses do not include clinical expenses associated with the development of DAXI. For the three months ended March 31, 2019 and 2018, manufacturing and quality expenses were $7.4 million, or 31%, and $6.0 million, or 27%, respectively, of the total research and development expenses for the respective periods.

For the three months ended March 31, 2019, manufacturing and quality expenses increased by $1.4 million, or 23%, compared to the same period in 2018, primarily due to increased costs related to pre-BLA manufacturing and quality activities, hiring additional personnel and outside services to address compliance requirements, and infrastructure build-out. We expect to increase our manufacturing and quality efforts as we approach commercialization.

Stock-based compensation

For the three months ended March 31, 2019, stock-based compensation included in research and development expenses increased by $0.2 million or 8% compared to the same period in 2018, primarily due to increased employee headcount, offset by an average decrease in fair value of stock options granted during the period.

Other research and development expenses

Other research and development expenses include expenses for personnel, contract research organizations, consultants, raw materials, and lab supplies used to conduct preclinical research and development of DAXI and our biosimilar product candidate. For the three months ended March 31, 2019 and 2018, other research and development expenses were $2.2 million, or 9%, and $2.4 million, or 11%, respectively, of the total research and development expenses for the respective periods.

General and Administrative Expenses

General and administrative expenses consist primarily the following:

•	pre-commercial activities including market research, public relations, promotion and advertising;

•	personnel and service costs in our finance, information technology, commercial, investor relations, legal, human resources, and other administrative functions; and

•	professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and litigation.
We expect that our general and administrative expenses will maintain or increase with the continued development of, and if approved, the commercialization of DAXI. The following table presents our general and administration expenses for the periods indicated and related changes from the prior period.

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands, except percentages)
General and administrative expenses before stock-based compensation	$10,830	$11,381	(5)%
Stock-based compensation	2,080	2,235	(7)%
Total general and administrative expenses	$12,910	$13,616	(5)%

General and administrative expenses before stock-based compensation

For the three months ended March 31, 2019, general and administrative expenses before stock-based compensation decreased by $0.6 million, or 5%, compared to the same period in 2018, primarily due to timing of planned pre-commercial projects offset by increased personnel in administrative functions, costs related to first-year effort to comply with Sarbanes-Oxley 404(b) requirements, and costs related to infrastructure build-out.

Stock-based compensation

For the three months ended March 31, 2019, stock-based compensation included in general and administrative expenses decreased by $0.2 million, or 7%, compared to the same period in 2018, primarily due to an average decrease in fair value of stock option granted during the period, offset by higher employee headcount.

Net Non-Operating Income and Expense

Interest Income

Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.

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

Change in Fair Value of Derivative Liability associated with the Medicis settlement

The product approval payment associated with the Medicis settlement is classified as a liability on our Condensed Consolidated Balance Sheet. This liability is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of the Medicis settlement derivative liability until the product approval payment is paid.

Other Expense, net

Other expense, net primarily consists of miscellaneous tax and other expense items.

The following table presents our net non-operating income and expense for the periods indicated and related changes from the prior period:

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands, except percentages)
Interest income	$1,570	$1,022	53.6%
Interest expense	—	(44)	(100.0)%
Change in fair value of derivative liability associated with the Medicis settlement	(92)	(34)	170.6%
Other expense, net	(155)	(319)	(51.4)%
Total net non-operating income	$1,323	$625	111.7%

For the three months ended March 31, 2019, our total net non-operating income increased by $0.7 million compared to the same period in 2018, primarily due to an increase in interest income of $0.5 million from our investments, and a decrease in other expense of $0.2 million.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	March 31,	December 31,
	2019	2018	Increase
	(In thousands)
Cash, cash equivalents, and investments	$270,988	$175,812	$95,176
Working capital	243,046	175,952	67,094
Total Stockholders’ Equity	221,103	145,622	75,481

Sources and Uses of Cash

We hold our cash, cash equivalents, and investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in money market funds, U.S. treasury securities, U.S. government agency securities, and commercial paper. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.

As of March 31, 2019 and December 31, 2018, we had cash, cash equivalents and investments of $271.0 million and $175.8 million, respectively, which represented an increase of $95.2 million. The increase was primarily driven by the proceeds from issuance of common stock (net of commissions and discount) of $108.1 million in connection with the 2019 follow-on offering, the upfront payment (net of withholding tax) received under the Fosun License Agreement of $27.0 million, and the proceeds from maturity of investments of $25.0 million. These increases were primarily offset by cash used in other operating activities of $38.4 million, purchases of investments of $127.4 million, and purchases of property and equipment of $1.1 million.

Through March 31, 2019, we have funded substantially all of our operations through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. Since our inception, we have generated significant net loss due to our substantial research and development expenses. We expect to continue to incur net loss for at least the next several years as we advance DAXI through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. As a result, we will need additional capital to fund our operations which we may obtain from additional financings, public offerings, or other sources.

We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(11,414)	$(11,144)
Investing activities	$(103,441)	$(200,318)
Financing activities	$106,868	$(2,222)

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
For the three months ended March 31, 2019, net cash used in operating activities was $11.4 million, which was primarily due to clinical spend of approximately $11 million to advance our clinical programs toward commercialization; investing in our personnel and talent retention, which represents approximately $14 million; professional services and consulting of approximately $9 million; and rent, supplies and utilities of $5 million; offset by the upfront payment, net with withholding tax, received under the Fosun License Agreement of $27 million. The remaining balance of operating activities related primarily to other supplies.

For the three months ended March 31, 2018, net cash used in operating activities was $11.1 million, which was primarily due to clinical spend of more than $13 million to advance our clinical programs toward commercialization; investing in our personnel and talent retention, which represents approximately $11 million; and professional services and consulting of more than $7 million, offset by cash receipts of $25 million from Mylan upfront payment and $1 million from investment interest income. The remaining balance of operating activities related primarily to rent, utilities, and other supplies.

Cash Flows from Investing Activities

For the three months ended March 31, 2019 and 2018, net cash used in investing activities was primarily due to purchases of property and equipment, and fluctuations in the timing of purchases and maturities of investments.

Cash Flows from Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was primarily driven by proceeds from the issuance of our common stock in connection with the 2019 follow-on offering (as described below) and proceeds from the exercise of stock options, offset by net settlement of restricted stock awards for employee taxes and payment of offering cost. For the three months ended March 31, 2018, net cash used in financing activities was primarily driven by the principal payments made on financing obligations, net settlement of restricted stock awards for employee taxes, and payment of offering costs, offset by proceeds from the exercise of stock options.

Follow-On Public Offering

In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for net proceeds of $107.6 million, after underwriting discounts, commissions and other offering expenses.

ATM Offering

We entered into a Controlled Equity Offering sales agreement (the “2018 ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) in March 2018, under which we may offer and sell common stock having aggregate proceeds of up to $125.0 million through Cantor Fitzgerald as our sales agent. Under the 2018 ATM Agreement, sales of common stock through Cantor Fitzgerald will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon with Cantor Fitzgerald. From time to time, Cantor Fitzgerald will sell the common stock based upon our instructions, and we will pay a commission to Cantor Fitzgerald of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald. For the three months ended March 31, 2019 and 2018, no common stock was sold under the 2018 ATM Agreement with Cantor Fitzgerald & Co.

Common Stock and Common Stock Equivalents

As of May 3, 2019, outstanding shares of common stock were 44,006,580, outstanding stock options were 4,377,446, outstanding common stock warrants were 34,113, unvested restricted stock awards were 759,646, and shares expected to be purchased on June 30, 2019 under the 2014 ESPP were 47,492.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect to make additional capital outlays to increase operating expenditures to support the completion of the clinical trials and other associated programs relating to DAXI for the treatment of facial wrinkles, cervical dystonia, plantar fasciitis, adult upper limb spasticity, and migraine, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months following the filing of this Form 10-Q. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or issue debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for DAXI and our biosimilar product candidate, and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

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
Please see Part II, Item 1A. “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies

For the three months ended March 31, 2019, there have been no material changes in our critical accounting policies as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019, except as described in Note 1 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Contractual Obligations

Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019. Our future minimum contractual commitments have not changed materially from the amounts previously reported.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. As of March 31, 2019 and December 31, 2018, we had cash, cash equivalents, and investments of $271.0 million and $175.8 million, respectively. As of March 31, 2019, our cash, cash equivalents, and investments were held in deposit, money market funds, U.S. treasury securities, U.S. government agency obligations and commercial paper. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our Condensed Consolidated Financial Statements. We mitigate market risk for changes in interest rates by holding our investments in U.S. treasury securities, U.S. government agency obligations, and commercial paper to maturity.

Foreign Exchange

Our operations are primarily conducted in the U.S. using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three months ended March 31, 2019 and 2018, are included in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to Our Business and Strategy

We are substantially dependent on the clinical and commercial success of our product candidate DAXI.*

To date, we have invested substantial efforts and financial resources in the research and development of botulinum toxin-based product candidates. Our success as a company is substantially dependent on the clinical and commercial success of DAXI.

We are in Phase 3 clinical development for DAXI in North America for the treatment of glabellar lines. From 2016 to 2018, we conducted and announced results relating to multiple pivotal and safety trials in our SAKURA Phase 3 program. The SAKURA 1 and SAKURA 2 trials were designed to evaluate the safety and efficacy of a single administration of DAXI for the treatment of moderate-to-severe glabellar lines in adults. In addition to the two pivotal trials, the Phase 3 program includes a long-term open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety and duration of DAXI for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. SAKURA 3 was designed to support a safety database adequate for both domestic and international marketing applications. We plan to file marketing applications for DAXI for the treatment of glabellar lines first in the U.S. in the fall of 2019, followed by the European Union, Canada, and certain Latin American and Asian countries.

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

In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of DAXI in the therapeutic indication of plantar fasciitis. This study evaluated the safety and efficacy of a single administration of DAXI in reducing the signs and symptoms of plantar fasciitis. The study’s primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score. In January 2018, we announced interim 8-week results from this study. We completed the 16-week trial which showed a 58 percent reduction of pain from baseline along with a strong placebo response, with the difference between the treatment groups not being statistically significant. We initiated another Phase 2, double-blind, placebo-controlled trial utilizing two doses of DAXI in the fourth quarter of 2018.

In April 2018, we announced two new clinical programs for DAXI, including adult upper limb spasticity and migraine. We initiated a Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018 and we expect to have topline results in second half of 2020. In 2019 or 2020, we plan to initiate a study with DAXI for the treatment of migraine.

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

•
our ability to effectively and reliably manufacture clinical trial supplies of DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

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

Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates. Based on discussion with the FDA at a Pre-Phase 3 meeting in the second quarter of 2016 and the minutes received following the meeting, we submitted an IND in the U.S. and initiated subject dosing in Phase 3 clinical studies of DAXI for the treatment of glabellar lines in 2016. In the first quarter of 2017, we completed patient enrollment in the two pivotal trials of our SAKURA Phase 3 program and in October 2017, we completed enrollment of SAKURA 3. In December 2017, we announced positive top-line results from the two pivotal trials. In December 2018, we announced top-line results for the SAKURA 3 open-label, long-term safety study. We are in the process of compiling the clinical data package, developing a 100-unit vial and completing drug substance and drug product validation, with stability, required for submission of a BLA. In June 2018, we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program for DAXI for the treatment of cervical dystonia. The program is expected to enroll approximately 300 patients in each of the two studies at multiple sites in the U.S., Canada, and Europe.

Such studies may increase the time, expense and uncertainty of our product development programs and potential approval and commercialization timelines, including, for example, because results of such studies may indicate to us a further need to refine the related product candidate.

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

We and any third-party contract development and manufacturers or suppliers are required to comply with applicable cGMP regulations and other international regulatory requirements. The regulations require that our product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of materials must be named in a BLA submitted to the FDA for any product candidate for which we are seeking FDA approval. Additionally, third party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with cGMP. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the manufacture of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*

Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, DAXI, DaxibotulinumtoxinA Topical or biosimilar. In particular, our clinical programs for DAXI, DaxibotulinumtoxinA Topical or biosimilar will require substantial additional funds to complete. As of March 31, 2019, we had a working capital surplus of $243.0 million and an accumulated deficit of $720.1 million, primarily as a result of our November 2015, December 2017 and January 2019 follow-on public offerings, and at-the-market (“ATM”) offerings in 2015 and 2017. Our recorded net losses were $35.3 million and $35.0 million, for the three months ended March 31, 2019 and 2018, respectively.

We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of March 31, 2019, we had capital resources consisting of cash and cash equivalents and investments of $271.0 million. We raised aggregate net proceeds of $126.2 million, $156.9 million and $107.6 million in our follow-on public offerings in November 2015, December 2017 and January 2019, respectively. In addition, we raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016, and raised net proceeds of approximately $38.2 million by selling an aggregate of 1,802,651 shares of our common stock under the 2016 ATM agreement. In March 2018, we terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald (the “2018 ATM Agreement”). Under the 2018 ATM Agreement, we may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of March 31, 2019. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of DAXI, DaxibotulinumtoxinA Topical or biosimilar and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DAXI and any future product candidates.

We believe that our existing cash, cash equivalents, and investments including the net proceeds from our follow-on public offerings and ATM offerings will allow us to fund our operations for at least 12 months following the filing of this Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.

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

The commercial success of DAXI, and any future product candidates including DaxibotulinumtoxinA Topical or biosimilar, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of DAXI and any future product candidates, if approved, will depend on a number of factors, including:

•	the effectiveness and duration of effect of our product as compared to existing and future therapies;

•	physician willingness to adopt a new therapy to treat glabellar lines, cervical dystonia, plantar fasciitis, adult upper limb spasticity, migraine or other aesthetic or therapeutic indications;

•	patient satisfaction with the results and administration of our product and overall treatment experience;

•	patient demand for the treatment of glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications;

•	the willingness of third-party payors to reimburse physicians or patients for DAXI and any future products we may commercialize for therapeutic indications;

•	the willingness of patients to pay out of pocket for DAXI and any future products we may commercialize for aesthetic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
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

Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in a number of foreign countries than are approved for use in the U.S. There are also fewer limitations on the claims that our competitors in certain countries can make about the effectiveness of their products and the manner in which they can market them.

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

We currently manufacture our own clinical drug product to support DAXI development in one internal manufacturing facility. In March 2017, we entered into an Althea Services Agreement. Under the Althea Services Agreement, Althea will provide us commercial fill/finish services and will serve as a second source of manufacturing for DAXI. We plan to utilize our internal and external Althea facility to support commercial production of DAXI, if approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

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

Impairment in the carrying value of long-lived assets could negatively affect our operating results.*

There were no indicators of impairment for the year ended December 31, 2018 or for the quarter ended March 31, 2019. Under U.S. GAAP, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.

We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which make it difficult to assess our future viability.*

We are a clinical-stage biotechnology company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to DAXI, DaxibotulinumtoxinA Topical or biosimilar. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. As of March 31, 2019, we had a working capital surplus of $243.0 million and an accumulated deficit of $720.1 million, primarily as a result of our November 2015, December 2017 and January 2019 follow-on public offerings, and at-the-market (“ATM”) offerings in 2015 and 2017. Our recorded net losses were $35.3 million and $35.0 million, for the three months ended March 31, 2019 and 2018, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. The net proceeds from the sale of the shares in our November 2015, December 2017 and January 2019 follow-on public offerings and ATM offerings in 2015 and 2017, after deducting the underwriters’ discount, commissions, and other offering expenses related to the respective offerings, were approximately $126.2 million, $156.9 million and $107.6 million, $10.0 million and $38.2 million, respectively. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize DAXI. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.

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

Even if DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we obtain FDA or other regulatory approvals, DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.

The degree and rate of market acceptance of DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates for which we receive approval depends on a number of factors, including:

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

Reliance on third-party manufacturers entails additional risks, including the reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third- party manufacturers may not be able to comply with cGMP or Quality System Regulation, or QSR, or similar regulatory requirements outside the U.S. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of DAXI, or any other product candidates or products that we may develop. Any failure or refusal to supply the components or services for DAXI or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.

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

We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs and clinical data management organizations, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, and good laboratory practices, or GLPs, for conducting, monitoring, recording and reporting the results of clinical and preclinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.

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

We are subject to uncertainty relating to third-party reimbursement policies which, if not favorable for DAXI or any future product candidates, could hinder or prevent their commercial success.*

Our ability to commercialize DAXI or any future product candidates for therapeutic indications such as cervical dystonia, adult upper limp spasticity, plantar fasciitis or migraine will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DAXI or any future product candidates for therapeutic indications, or we may be required to sell them at a discount.

We expect that third-party payors will consider the efficacy, cost effectiveness and safety of DAXI in determining whether to approve reimbursement for DAXI for therapeutic indications and at what level. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DAXI for therapeutic indications from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our business could also be adversely affected if third-party payors limit the indications for which DAXI will be reimbursed to a smaller patient set than we believe they are effective in treating.

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

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, conduct our clinical trials and commercialize DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop.*

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly L. Daniel Browne, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, Caryn G. McDowell, our Senior Vice President, General Counsel & Corporate Secretary, and Tobin C. Schilke, our Chief Financial Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop.

For example, Lauren P. Silvernail resigned as our Chief Financial Officer and Chief Business Officer, effective as of May 29, 2018. In connection with the departure of Ms. Silvernail, our Board of Directors, on June 20, 2018 appointed Cyril Allouche, our then Head of Finance and Corporate Controller, to serve as our Principal Financial Officer and Principal Accounting Officer on an interim basis. On October 10, 2018, our Board of Directors appointed Tobin C. Schilke to serve as our Chief Financial Officer and Principal Financial Officer effective as of November 5, 2018, which was Mr. Schilke's employment start date. In addition, Todd Zavodnick resigned as our Chief Commercial Officer and President, Aesthetics and Therapeutics, effective November 2018. In connection with the departure of Mr. Zavodnick, Dustin Sjuts was promoted to head of Commercial effective as of November 5, 2018. In addition, Cyril Allouche resigned as our Head of Finance and Corporate Control and Principal Accounting Officer, effective March 22, 2019. In connection with the departure of Mr. Allouche, Mr. Schilke, our Chief Financial Officer, was appointed as our Principal Accounting Officer.

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

Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including botulinum toxin type A, a key component of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed with the Centers for Disease Control and Prevention and with the California Department of Health, Food and Drug Branch for use of botulinum toxin and to manufacture both the active pharmaceutical ingredient, or API, and the finished product in topical and injectable dose forms. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.

We may license or selectively pursue strategic collaborations for the development, validation and commercialization of DAXI, DaxibotulinumtoxinA Topical, biosimilar and any future product candidates. For instance, in February 2018, we and Mylan entered into the Mylan Collaboration, pursuant to which we and Mylan will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our biosimilar product candidate. In addition, in December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DAXI in the Fosun Territory and certain sublicense rights. In any third-party collaboration, we would be dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses. Our collaboration with Mylan is for the development of a biosimilar product, which is subject to risks inherent with the relatively short history of biosimilar product approvals in the United States. The biosimilar product would be subject to similar commercial risks as our DAXI and Daxibotulinumtoxin A Topical product candidates. In February 2019, we and Mylan participated in a Biosimilar Initial Advisory Meeting (“BIAM”) with the FDA to discuss the feasibility of a 351(k) biosimilar submission and the necessary development pathway for the biosimilar product candidate. While we believe that such a pathway is viable, the successful development and commercialization of a biosimilar product in any indications of BOTOX® or BOTOX Cosmetic® would be subject to FDA requirements that would need to be assessed by us and Mylan in determining the development of the biosimilar product candidate. Such requirements may also limit our ability to begin Phase 3 development of the biosimilar in 2020, as presently planned or at all. Even if successfully developed, the biosimilar product would be subject to similar commercial risks as our DAXI and Daxibotulinumtoxin A Topical product candidates.

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

In addition, changes in U.S. and foreign trade policies could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the United States if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the United States. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the United States may increase, resulting in a material reduction in the demand for our future product candidates.  Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DAXI and supplying it to Fosun, which would then develop commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the US-China trade relation, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected.

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

On December 22, 2017, legislation that significantly revised the Internal Revenue Code of 1986 was signed into law. The legislation, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law changes is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the U.S. or foreign countries. Competitors in the field of cosmetics, pharmaceuticals, and botulinum toxin have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Our European Patent EP 2 661 276 for “Topical composition comprising botulinum toxin and a dye” was opposed in the European Patent Office by Allergan plc on May 2, 2018, and although this patent is not material to DAXI, we will continue to take appropriate measures to defend the patent. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. In addition, recent changes to the patent laws of the U.S. provide additional procedures for third parties to challenge the validity of issued patents. Patents issued from applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility.

Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the United States Patent and Trademark Office, or USPTO, on the basis of prior art patents or printed publications. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates is challenged, then it could threaten our ability to commercialize DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market DAXI, or any future product candidates under patent protection would be reduced. The results of our REALISE 1 Phase 3 clinical trial may be relevant to our patent strategy for our DaxibotulinumtoxinA Topical program.

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

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and any other elements of our product development and manufacturing processes that involve proprietary know-how, information or technology that is not covered by patents.

In an effort to protect our trade secrets and other confidential information, we require our employees, consultants, collaborators and advisers to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisers have previous employment or consulting relationships. To the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and other confidential information.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the U.S., principally by the FDA, the U.S. Drug Enforcement Administration, the Centers for Disease Control, and foreign regulatory authorities. Failure to comply with all applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), the PHSA, and Controlled Substances Act, may subject us to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.

After our products receive regulatory approval, we, and our direct and indirect suppliers, will remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in the implementation of Risk Evaluation and Mitigation Strategies (“REMS”) programs, completion of government mandated clinical trials, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls noted above.

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

Any regulatory approvals that we or our collaborators receive for DAXI or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves DAXI or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with DAXI or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, or the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive the necessary approvals to commercialize our products in geographies outside of the U.S.

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

The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to Centers for Medicare & Medicaid Services information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. In March 2018, we entered into the 2018 ATM Agreement. Under the 2018 ATM Agreement, we may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of March 31, 2019. In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for net proceeds of $107.6 million, after underwriting discounts, commissions and other offering expenses.

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

A relatively small number of existing stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*

As of March 31, 2019, our directors, executive officers and each of our stockholders who own greater than 5 percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 70 percent of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

For the three months ended March 31, 2019, there were no sales of unregistered securities.

Issuer Purchases of Equity Securities

We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock awards in connection with our 2014 EIP.

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
January 1 through January 31, 2019	13,879	$20.18	—	$—
February 1 through February 28, 2019	17,382	17.69	—	—
March 1 through March 31, 2019	29,839	15.45	—	—
Total	61,100	$17.14	—	$—

(i)	Consists solely of shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock awards.

(ii)	The weighted-average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

At the Company’s 2019 annual meeting of stockholders held on May 9, 2019, the stockholders voted on the four proposals listed below. The proposals are described in detail in the Company’s definitive proxy statement for the 2019 annual meeting (the “2019 Proxy Statement”), filed with the Securities and Exchange Commission on March 25, 2019. The results of the matters voted upon at the meeting were:

a)
Each of the Class II nominees of the Company’s Board of Directors were elected to hold office until the Company’s 2022 annual meeting of stockholders, as follows: Mark J. Foley: 26,588,364 shares of common stock voted for and 7,978,704 withheld; and Philip J. Vickers, Ph.D.: 26,565,208 shares of common stock voted for and 8,001,860 withheld. There were a total of 6,145,626 broker non-votes for the election of the Class II nominees. The terms of office of Class I directors, Angus C. Russell, Phyllis Gardner, M.D. and Julian S. Gangolli, continue until the Company’s 2021 annual meeting of stockholders. The terms of office of Class III directors, L. Daniel Browne and Robert Byrnes, continue until the Company’s 2020 annual meeting of stockholders.

b)
The stockholders ratified the selection by the Company’s Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2019, as follows: 39,922,665 shares of common stock voted for, 202,640 against, 587,389 abstaining, and no broker non-votes.

c)
The stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers as disclosed in the 2019 Proxy Statement, as follows: 31,788,468 shares of common stock voted for, 2,634,545 against, 144,055 abstaining, and 6,145,626 broker non-votes.

d)
The stockholders indicated, on an advisory basis, every year as the preferred frequency of the advisory vote on the compensation of the Company’s named executive officers, as follows: 34,245,490 shares of common stock voted for a frequency of 1 year, 16,474 voted for a frequency of every 2 years, 257,132 voted for a frequency of every 3 years, 47,972 abstaining, and 6,145,626 broker non-votes.

Based on the voting results on Proposal 4 and its consideration of the appropriate voting frequency for the Company at this time, the Board of Directors determined that the Company will hold an advisory vote on the compensation of the Company’s named executive officers every year.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filling Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
10.1	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy	—	—	—	—	X
10.2	Revance Therapeutics, Inc. Executive Severance Benefit Plan, Amended and Restated Effective February 12, 2019	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

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

REVANCE THERAPEUTICS, INC.

Date: May 9, 2019	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)