Form 10-Q
period 2019-06-30
Revance Therapeutics, Inc.
filed 2019-08-06
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File No. 001-36297

Revance Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0551645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7555 Gateway Boulevard, Newark, California, 94560
(Address, including zip code, of principal executive offices)

(510) 742-3400
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RVNC	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 26, 2019: 44,102,532

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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,034	$73,256
Short-term investments	151,858	102,556
Accounts receivable	—	27,000
Prepaid expenses and other current assets	8,013	5,110
Total current assets	249,905	207,922
Property and equipment, net	15,263	14,449
Operating lease right of use assets	27,602	—
Restricted cash	730	730
Other non-current assets	2,392	3,247
TOTAL ASSETS	$295,892	$226,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,966	$8,434
Accruals and other current liabilities	14,737	14,948
Deferred revenue, current portion	18,825	8,588
Operating lease liabilities, current portion	3,168	—
Total current liabilities	44,696	31,970
Derivative liability associated with the Medicis settlement	2,824	2,753
Deferred revenue, net of current portion	32,169	42,684
Operating lease liabilities, net of current portion	27,661	—
Deferred rent	—	3,319
TOTAL LIABILITIES	107,350	80,726
Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 44,105,474 and 36,975,203 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	44	37
Additional paid-in capital	945,851	830,368
Accumulated other comprehensive income (loss)	116	(8)
Accumulated deficit	(757,469)	(684,775)
TOTAL STOCKHOLDERS’ EQUITY	188,542	145,622
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,892	$226,348
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$—	$686	$278	$880
Operating expenses:
Research and development	25,526	22,871	49,521	45,111
General and administrative	13,596	12,734	26,506	26,350
Total operating expenses	39,122	35,605	76,027	71,461
Loss from operations	(39,122)	(34,919)	(75,749)	(70,581)
Interest income	1,596	1,081	3,166	2,103
Interest expense	—	—	—	(44)
Change in fair value of derivative liability associated with the Medicis settlement	21	(70)	(71)	(104)
Other income (expense), net	115	(172)	(40)	(492)
Net loss	(37,390)	(34,080)	(72,694)	(69,118)
Unrealized gain (loss) and adjustment on securities included in net loss	46	52	124	(224)
Comprehensive loss	$(37,344)	$(34,028)	$(72,570)	$(69,342)
Basic and diluted net loss	$(37,390)	$(34,080)	$(72,694)	$(69,118)
Basic and diluted net loss per share	$(0.86)	$(0.94)	$(1.71)	$(1.92)
Basic and diluted weighted-average number of shares used in computing net loss per share	43,260,317	36,123,659	42,434,137	36,037,604
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	44,004,658	44	36,742,847	37	36,975,203	37	36,516,075	37
Issuance of common stock in connection with the 2019 follow-on offering	—	—	—	—	6,764,705	7	—	—
Issuance of common stock upon exercise of stock options	5,416	—	150,698	—	8,240	—	233,088	—
Issuance of restricted stock awards, net of cancellation	67,997	—	10,345	—	391,023	—	205,686	—
Net settlement of restricted stock awards for employee taxes	(7,763)	—	(4,962)	—	(68,863)	—	(55,921)	—
Issuance of common stock relating to employee stock purchase plan	35,166	—	18,795	—	35,166	—	18,795	—
Balance — End of period	44,105,474	44	36,917,723	37	44,105,474	44	36,917,723	37
Additional Paid-In Capital
Balance — Beginning of period	—	941,068	—	814,084	—	830,368	—	810,975
Issuance of common stock in connection with the 2019 follow-on offering, net of issuance costs of $521	—	—	—	—	—	107,572	—	—
Stock-based compensation expense	—	4,420	—	4,172	—	8,579	—	8,330
Issuance of common stock upon exercise of stock options	—	75	—	2,779	—	93	—	3,395
Net settlement of restricted stock awards for employee taxes	—	(99)	—	(147)	—	(1,148)	—	(1,813)
Issuance of common stock relating to employee stock purchase plan	—	387	—	438	—	387	—	439
Balance — End of period	—	945,851	—	821,326	—	945,851	—	821,326
Other Accumulated Comprehensive Gain (Loss)
Balance — Beginning of period	—	70	—	(276)	—	(8)	—	—
Unrealized gain (loss) and adjustment on securities included in net loss	—	46	—	52	—	124	—	(224)
Balance — End of period	—	116	—	(224)	—	116	—	(224)
Accumulated Deficit
Balance — Beginning of period	—	(720,079)	—	(577,204)	—	(684,775)	—	(542,167)
Net loss	—	(37,390)	—	(34,080)	—	(72,694)	—	(69,117)
Balance — End of period	—	(757,469)	—	(611,284)	—	(757,469)	—	(611,284)
Total Stockholders’ Equity	44,105,474	$188,542	36,917,723	$209,855	44,105,474	$188,542	36,917,723	$209,855
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,694)	$(69,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,418	807
Amortization of discount on investments	(1,481)	(610)
Stock-based compensation expense	8,579	8,330
Other non-cash operating activities	338	263
Changes in operating assets and liabilities:
Accounts receivable	27,000	—
Prepaid expenses and other current assets	(2,903)	(6,970)
Operating lease right of use assets	(2,938)	—
Other non-current assets	853	(2,291)
Accounts payable	(321)	(958)
Accruals and other liabilities	(914)	(1,274)
Deferred revenue	(278)	24,120
Operating lease liabilities	2,637	—
Net cash used in operating activities	(40,704)	(47,701)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(164,970)	(212,197)
Purchases of property and equipment	(1,466)	(2,335)
Proceeds from maturities of investments	117,000	18,000
Proceeds from sales of property and equipment	7	146
Payment for acquisition of in-process research and development	—	(100)
Net cash used in investing activities	(49,429)	(196,486)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with the 2019 follow-on offering, net of commissions and discount	108,100	—
Proceeds from the exercise of stock options and employee stock purchase plan	480	3,834
Net settlement of restricted stock awards for employee taxes	(1,148)	(1,813)
Payment of offering costs	(521)	(366)
Principal payments made on financing obligations	—	(932)
Net cash provided by financing activities	106,911	723
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	16,778	(243,464)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	73,986	283,476
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$90,764	$40,012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,000	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals	$1,408	$2,128
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies
The Company
Revance Therapeutics, Inc. (“the Company” or “Revance”) is a biotechnology company developing new innovations in neuromodulators for aesthetic and therapeutic indications. The Company's lead product candidate, DaxibotulinumtoxinA for Injection (“DAXI”), combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. The Company has successfully completed a Phase 3 program for DAXI in glabellar (frown) lines, demonstrating efficacy and long-lasting duration of effect, and is pursuing U.S. regulatory approval in 2020. The Company is also evaluating DAXI in forehead lines and lateral canthal lines (crow’s feet), as well as three therapeutic indications including cervical dystonia, adult upper limb spasticity, and plantar fasciitis, with plans to study migraine. Beyond DAXI, the Company has begun development of a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. Revance is dedicated to making a difference by transforming patient experiences.
Since inception, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DAXI, DaxibotulinumtoxinA Topical and the biosimilar to BOTOX®. The Company has incurred losses and negative cash flows from operations. The Company has not commenced commercial operations, has not generated product revenue to date, and will continue to incur significant research and development and other expenses related to its ongoing operations. For the three and six months ended June 30, 2019, the Company had a net loss of $37.4 million and $72.7 million, respectively. As of June 30, 2019, the Company had a working capital surplus of $205.2 million and an accumulated deficit of $757.5 million. The Company has funded its operations primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of June 30, 2019, the Company had capital resources of $241.9 million consisting cash, cash equivalents, and investments. The Company believes that its existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-Q, and may identify additional capital resources to fund its operations.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.
The Condensed Consolidated Balance Sheet for the year ended December 31, 2018 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2019, or any other future period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”), on February 28, 2019.
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
Under the Mylan Collaboration, Mylan paid the Company a non-refundable upfront payment of $25.0 million with additional contingent payments of up to $100.0 million in the aggregate, upon the achievement of specified clinical and regulatory (i.e. biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225.0 million. The upfront payment does not represent a financing component for the transfer of goods or services. The contingent payments would be payable following Mylan’s decision to continue development services for Initial Phase and Phase 3 clinical trials and upon meeting certain milestones. In addition, Mylan would pay the Company low to mid double-digit royalties on any sales of the biosimilar in the U.S., mid double-digit royalties on any sales in Europe, and high single-digit royalties on any sales in other areas excluding Japan. However, the Company agreed to waive royalties for U.S. sales, up to a limit of $50.0 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. The initial estimated transaction price was $81.0 million which included a $25.0 million upfront payment, $40.0 million of development milestones, and the estimated variable consideration for cost-sharing payments from Mylan. The Company re-evaluates the transaction price at each reporting period. As of June 30, 2019, the transaction price allocated to the unfulfilled performance obligations is $76.4 million.
The Company recognizes revenue and estimates deferred revenue based on the cost of services incurred over the total estimated cost of services to be provided for the development period. For revenue recognition purposes, the development period is estimated to extend through 2022. However, it is possible that this period will change and is assessed at each reporting date.
For the three months ended June 30, 2019, the Company recognized no revenue as no development services were provided during this period, and for the six months ended June 30, 2019, the Company recognized revenue related to development services provided of $0.3 million. For the three and six months ended June 30, 2018, the Company recognized revenue related to development services of $0.7 million and $0.9 million, respectively. As of June 30, 2019 and December 31, 2018, the Company estimated short-term deferred revenue of $18.8 million and $8.6 million, respectively; and long-term deferred revenue of $2.2 million and $12.7 million, respectively.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Revenue Recognition
In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. The Company estimated the transaction price for the Fosun License Agreement using the most likely amount method. The Company evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered, and concluded only a certain milestone of $1.0 million was included in the transaction price. The Company will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of June 30, 2019, the transaction price allocated to unfulfilled performance obligation is $31.0 million. The Company will recognize revenue on the single performance obligation as control of the manufactured product is supplied to Fosun.
For the six months ended June 30, 2019, no revenue has been recognized from the Fosun License Agreement. As of June 30, 2019 and December 31, 2018, substantially all of the $30.0 million non-refundable upfront payment was included in long-term deferred revenue.
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
As of June 30, 2019, the fair value of the Company’s liability for the product approval payment was $2.8 million, which was measured using a term of 1.4 years, a risk-free rate of 1.8% and a credit risk adjustment of 7.5%. As of December 31, 2018, the fair value of the Company’s liability for the product approval payment was $2.7 million, which was measured using a term of 1.5 years, a risk-free rate of 2.6% and a credit risk adjustment of 8.0%. The term is based on an expected Biologics License Application (“BLA”) approval in 2020. For the six months ended June 30, 2019 and 2018, no payment was made for the product approval payment.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

4. Cash Equivalents and Investments
The Company’s cash equivalents and investments consist of money market funds, U.S. treasury securities, U.S. government agency obligations, and commercial paper which are classified as available-for-sale securities.
The following table is a summary of amortized cost, unrealized gains and losses, and fair value:

	June 30, 2019			December 31, 2018
		Unrealized			Unrealized
(in thousands)	Cost	Gains	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$81,734	$—	$81,734	$38,354	$—	$—	$38,354
U.S. treasury securities	113,991	116	114,107	80,844	5	(5)	80,844
U.S. government agency obligations	—	—	—	52,586	—	(8)	52,578
Commercial paper	44,730	—	44,730	—	—	—	—
Total cash equivalents and available-for-sale securities	$240,455	$116	$240,571	$171,784	$5	$(13)	$171,776

Classified as:
Cash equivalents			$88,713				$69,220
Short-term investments			151,858				102,556
Total cash equivalents and available-for-sale securities			$240,571				$171,776

As of June 30, 2019 and December 31, 2018, the Company has no other-than-temporary impairments on its available-for-sale securities.
Related Party Transactions
The Company had no related party transactions for the six months ended June 30, 2019.
As of December 31, 2018, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held approximately 3.8 million shares or 10.3% of the Company’s outstanding common stock. J.P. Morgan Securities LLC is an affiliate of JPMorgan Chase Bank, NA, and it acts as a custodian and trustee for certain investments of the Company. As of December 31, 2018, cash, cash equivalents, and investments of $87.7 million were held in an investment account with J.P. Morgan Securities LLC. As of June 30, 2019, JPMorgan Chase & Co. and its wholly owned subsidiaries owned less than 10% of the Company’s outstanding common stock.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	June 30, 2019
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$81,734	$81,734	$—	$—
U.S. treasury securities	114,107	114,107	—	—
Commercial paper	44,730	—	44,730	—
Total assets measured at fair value	$240,571	$195,841	$44,730	$—

Liabilities
Derivative liability associated with the Medicis settlement	$2,824	$—	$—	$2,824
Total liabilities measured at fair value	$2,824	$—	$—	$2,824

	December 31, 2018
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$38,354	$38,354	$—	$—
U.S. treasury securities	80,844	80,844	—	—
U.S. government agency obligations	52,578	—	52,578	—
Total assets measured at fair value	$171,776	$119,198	$52,578	$—

Liabilities
Derivative liability associated with the Medicis settlement	$2,753	$—	$—	$2,753
Total liabilities measured at fair value	$2,753	$—	$—	$2,753

The Company classifies U.S. government agency obligations and commercial paper within Level 2 because it uses alternative pricing sources and models utilizing market observable inputs to determine their fair values.
The following table summarizes the change in the fair value of the Company’s Level 3 financial instrument:

(in thousands)	Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2018	$2,753
Change in fair value	71
Fair value as of June 30, 2019	$2,824

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

6. Leases
The Company has non-cancelable operating leases for facilities for research, manufacturing, and administrative functions, and equipment operating leases. One of the facility operating leases commenced in February 2019. As of June 30, 2019, the weighted average remaining lease term is 7.2 years. The monthly payments for the facility lease escalate over the facility lease term with the exception of a decrease in payments at the beginning of 2022. The Company has options to extend the facility operating leases for up to 14 years. The Company’s lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
The operating lease costs are summarized as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$1,425	$2,768
Variable lease cost (1)	298	588
Total operating lease costs	$1,723	$3,356
(1) Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.
As of June 30, 2019, maturities of the Company’s operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2019 remaining six months	$3,268
2020	6,735
2021	6,942
2022	5,464
2023	5,557
2024 and thereafter	17,959
Total operating lease payments	45,925
Less imputed interest (1)	(15,096)
Present value of operating lease payments	$30,829
(1) The Company’s lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of 12.0%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

As of December 31, 2018, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending December 31,	(in thousands)
2019	$5,826
2020	6,011
2021	6,196
2022	4,696
2023 and thereafter	20,173
Total payments	$42,902

Supplemental cash flow information related to the operating leases was as follows:

Six Months Ended
(in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,069
Right-of-use assets obtained in exchange for operating lease liabilities	$3,890

7. Commitments and Contingencies
Purchase Commitments
The Company and Ajinomoto Althea, Inc. (“Althea”) are parties to a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Althea Services Agreement”), under which Althea provides the Company a contract development and manufacturing organization, which allows the Company to have expanded capacity and a second source for drug product manufacturing in order to support a global launch of DAXI. Under the Althea Services Agreement, the initial term is to 2024, unless terminated sooner by either company, and the Company has minimum purchase obligations based on its production forecasts. As of June 30, 2019, the Company made non-refundable advanced payments of $1.9 million under the Althea Services Agreement. The remaining services can be canceled at any time, with the Company required to pay costs incurred through the cancellation date.
Contingencies
The Company is obligated to pay $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”), when a certain regulatory milestone is achieved. As of June 30, 2019, the milestone has not been achieved. The Company is also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
The Company and Botulinum Toxin Research Associates, Inc. (“BTRX”) are parties to an asset purchase agreement (the “BTRX Purchase Agreement”), under which the Company is obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events. As of June 30, 2019, a one-time intellectual property development milestone liability of $1.0 million has been recorded in accruals on the Company’s Condensed Consolidated Balance Sheets.
The Company and BioSentinel, Inc. (“BioSentinel”) are parties to an agreement under which the Company in-licenses BioSentinel’s technology and expertise for research, development and manufacturing purposes. The Company is obligated to pay BioSentinel minimum quarterly use fees, and a one-time milestone payment of $0.3 million when regulatory approval is achieved. As of June 30, 2019, the milestone has not been achieved.

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
For the six months ended June 30, 2019, no amounts associated with the indemnification agreements have been recorded.
8. Stockholders’ Equity
Common Stock Warrants
As of June 30, 2019 and December 31, 2018, 34,113 common stock warrants were outstanding at an exercise price of $14.95 per share, which expire in 2020.
Stock Option Plan
2014 Equity Incentive Plan (“2014 EIP”)
On January 1, 2019, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 1,479,008 shares. For the six months ended June 30, 2019, 1,070,950 stock options and 460,325 restricted stock awards were granted under the 2014 EIP. As of June 30, 2019, 1,984,483 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the six months ended June 30, 2019, no stock options or restricted stock awards were granted under the 2014 IN. As of June 30, 2019, 170,019 shares were available for issuance under the 2014 IN.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2019, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of June 30, 2019, 1,443,774 shares were available for issuance under the 2014 ESPP.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Stock-Based Compensation
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,253	$1,868	$4,332	$3,791
General and administrative	2,167	2,304	4,247	4,539
Total stock-based compensation expense	$4,420	$4,172	$8,579	$8,330

Net Loss per Share
The Company’s basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, which includes the vested restricted stock awards. The diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, outstanding stock options, outstanding common stock warrants, unvested restricted stock awards, and shares of common stock expected to be purchased under 2014 ESPP are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	As of June 30,
	2019	2018
Outstanding common stock options	4,438,894	3,530,799
Outstanding common stock warrants	34,113	34,113
Unvested restricted stock awards	797,190	668,619

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
At-The-Market Offering
The Company and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) are parties to a Controlled Equity Offering sales agreement (the “2018 ATM Agreement”), under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million through Cantor Fitzgerald as its sales agent. Under the 2018 ATM Agreement, sales of common stock through Cantor Fitzgerald will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cantor Fitzgerald. From time to time, Cantor Fitzgerald may sell the common stock based upon the Company’s instructions, and the Company will pay a commission to Cantor Fitzgerald of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald. For the six months ended June 30, 2019 and 2018, no common stock was sold under the 2018 ATM Agreement.

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
Overview
We are a biotechnology company developing new innovations in neuromodulators for aesthetic and therapeutic indications. Our lead product candidate, DaxibotulinumtoxinA for Injection (“DAXI”), combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DAXI in glabellar (frown) lines, demonstrating efficacy and long-lasting duration of effect, and is pursuing U.S. regulatory approval in 2020. We are also evaluating DAXI in forehead lines and lateral canthal lines (crow’s feet), as well as three therapeutic indications including cervical dystonia, adult upper limb spasticity, and plantar fasciitis, with plans to study migraine. Beyond DAXI, we have begun development of a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
Since inception, we have devoted substantially all of our effort to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DAXI, DaxibotulinumtoxinA Topical and the biosimilar to BOTOX®. We have incurred losses and negative cash flows from operations. We have not commenced commercial operations, have not generated product revenue to date, and will continue to incur significant research and development and other expenses related to our ongoing operations. For the three and six months ended June 30, 2019, we had a net loss of $37.4 million and $72.7 million, respectively. As of June 30, 2019, we had a working capital surplus of $205.2 million and an accumulated deficit of $757.5 million. We have funded our operations primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of June 30, 2019, we had capital resources of $241.9 million consisting of cash, cash equivalents, and investments. We believe that our existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-Q, and may identify additional capital resources to fund our operations.

Neuromodulator Pipeline
DAXI Aesthetics
Glabellar lines. In December 2018, we announced top-line results for the SAKURA 3 open-label, long-term safety study. DAXI appeared to be generally well-tolerated with no new tolerability or safety concerns reported. We held a pre-BLA meeting with the U.S. Food and Drug Administration (“FDA”) in December 2018 to agree upon the content and format of the BLA. We are in the process of compiling one of the largest clinical data packages for an aesthetic indication. We have been working in parallel to develop a 100-unit vial in addition to an initial 50-unit vial. This added additional work streams for process validation and stability. We expect to submit the BLA in the Fall of 2019, and are on track for a 2020 approval and launch for DAXI for the treatment of glabellar lines. We plan to file marketing applications in the European Union, Canada, and certain Latin American and Asian countries after filing in the U.S.
Forehead lines. In January 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate treatment of moderate or severe dynamic forehead lines (“FHL” or “frontalis”) in conjunction with treatment of the glabellar complex. The objective is to understand the potential dosing and injection patterns of DAXI in other areas of the upper face in addition to the lead indication in glabellar lines. We completed enrollment for the study in July 2019. We expect to release top-line results in the first half of 2020.
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
DAXI Therapeutics
Cervical dystonia. In June 2018, we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program based on the Phase 2 safety and efficacy results and guidance from the FDA and European Medicines Agency (“EMA”). The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DAXI for the treatment of cervical dystonia in adults including: a randomized, double-blind, placebo-controlled, parallel group trial, and an open-label, long-term safety trial. We plan to complete the ASPEN Phase 3 pivotal trial enrollment by the end of 2019, and release topline results in the second half of 2020.
Adult upper limb spasticity. In December 2018, we initiated a Phase 2 trial for the treatment of adult upper limb spasticity (JUNIPER). This is a randomized, double-blind, placebo-controlled, parallel group, dose-ranging trial to evaluate the efficacy and safety of DAXI for the treatment of ULS in adults after stroke or traumatic brain injury. We expect to complete Phase 2 trial enrollment in the first half of 2020.
Plantar fasciitis. In September 2018, we completed a Type C meeting with the FDA discussing the design of the Phase 2 dose-finding study. We initiated another Phase 2 trial in December 2018. The Phase 2 prospective, randomized, double-blind, multi-center, placebo-controlled study will evaluate the safety and efficacy of two doses of administration of our investigational drug candidate DAXI in reducing the signs and symptoms of plantar fasciitis. We expect to complete Phase 2 trial enrollment by the end of 2019 and release topline results in the second half of 2020.
Migraine. We are in the process of finalizing our migraine clinical development strategy. We plan to initiate a study with DAXI for the treatment of migraine in 2020.

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
In February 2019, Revance had a biosimilar initial advisory meeting (BIAM) with the FDA and Mylan on a proposed biosimilar to BOTOX®. In this meeting, the FDA provided guidance on their expectations for a development program to establish biosimilarity to BOTOX®. Based on the FDA’s feedback, the companies believe that a 351(k) pathway for the development of a biosimilar to onabotulinumtoxinA is viable and provides the opportunity to develop and commercialize the first biosimilar product for potentially all thirteen currently approved indications of BOTOX® and BOTOX® Cosmetic. In April 2019, we received the official FDA minutes from the BIAM and have met with Mylan to discuss the development program going forward, which could lead to a near-term milestone payment to Revance.
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
Results of Operations
Revenue
For the three and six months ended June 30, 2019, our total revenue decreased $0.7 million or 100%, and $0.6 million or 68%, respectively, compared to the same periods in 2018, due to the timing of the initial development activities from the Mylan Collaboration which was completed in February 2019.
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

Our research and development expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Clinical and regulatory	$12,747	$11,891	7%	$25,114	$23,776	6%
Manufacturing and quality	7,727	6,499	19%	15,089	12,495	21%
Other research and development expenses	2,799	2,613	7%	4,986	5,049	(1)%
Stock-based compensation	2,253	1,868	21%	4,332	3,791	14%
Total research and development expenses	$25,526	$22,871	12%	$49,521	$45,111	10%
Clinical and regulatory
Clinical and regulatory expenses include personnel costs, external clinical trial costs for clinical sites, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of DAXI. For the three months ended June 30, 2019 and 2018, clinical and regulatory costs totaled $12.7 million, or 50%, and $11.9 million, or 52%, respectively, of the total research and development expenses for the respective periods. For the six months ended June 30, 2019 and 2018, clinical and regulatory costs totaled $25.1 million, or 51%, and $23.8 million, or 53%, respectively, of the total research and development expenses for the respective periods.
For the three and six months ended June 30, 2019, clinical and regulatory expenses increased by $0.9 million, or 7%, and $1.3 million, or 6%, respectively, compared to the same period in 2018. This increase is primarily due to increased costs related to hiring additional personnel and outside services to support BLA preparation activities. We expect to maintain or increase our clinical and regulatory expenses in the near term as we initiate and complete clinical trials and other associated programs related to DAXI for the treatment forehead lines, lateral canthal lines, cervical dystonia, plantar fasciitis, adult upper limb spasticity, and migraine, and our anticipated BLA submission for DAXI for the treatment of glabellar (frown) lines.
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug product used in our research and development of DAXI. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our product to support quality control and assurance activities. These expenses do not include clinical expenses associated with the development of DAXI. For the three months ended June 30, 2019 and 2018, manufacturing and quality expenses were $7.7 million, or 30%, and $6.5 million, or 28%, respectively, of the total research and development expenses for the respective periods. For the six months ended June 30, 2019 and 2018, manufacturing and quality expenses were $15.1 million, or 30%, and $12.5 million, or 28%, respectively, of the total research and development expenses for the respective periods.
For the three and six months ended June 30, 2019, manufacturing and quality expenses increased by $1.2 million, or 19%, and $2.6 million, or 21%, respectively, compared to the same period in 2018, primarily due to increased costs related to pre-BLA manufacturing and quality activities, hiring additional personnel and outside services to address compliance requirements, and infrastructure build-out. We expect to increase our manufacturing and quality efforts as we approach commercialization.
Other research and development expenses
Other research and development expenses include expenses for personnel, contract research organizations, consultants, raw materials, and lab supplies used to conduct preclinical research and development of DAXI and our biosimilar product candidate. We expect to maintain these activities to continue developing DAXI and our biosimilar product candidate. For the three months ended June 30, 2019 and 2018, other research and development expenses were $2.8 million, or 11%, and $2.6 million, or 11%, respectively, of the total research and development expenses for the respective periods. For the six months ended June 30, 2019 and 2018, other research and development expenses were $5.0 million, or 10%, and $5.0 million, or 11%, respectively, of the total research and development expenses for the respective periods.

Stock-based compensation
For the three and six months ended June 30, 2019, stock-based compensation included in research and development expenses increased by $0.4 million, or 21%, and $0.5 million, or 14%, respectively, compared to the same periods in 2018, primarily due to increased employee headcount, offset by an average decrease in fair value of stock options granted during these periods.
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
Our general and administration expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
General and administrative expenses before stock-based compensation	$11,429	$10,430	10%	$22,259	$21,811	2%
Stock-based compensation	2,167	2,304	(6)%	4,247	4,539	(6)%
Total general and administrative expenses	$13,596	$12,734	7%	$26,506	$26,350	1%
General and administrative expenses before stock-based compensation
For the three months ended June 30, 2019, general and administrative expenses before stock-based compensation increased by $1.0 million, or 10%, compared to the same period in 2018, primarily due to increased personnel in administrative functions and costs related to infrastructure build-out. For the six months ended June 30, 2019, general and administrative expenses before stock-based compensation increased by $0.4 million, or 2% compared to the same period in 2018, primarily due to increased personnel in administrative functions, costs related to first-year effort to comply with Sarbanes-Oxley 404(b) requirements, and costs related to infrastructure build-out.
Stock-based compensation
For the three and six months ended June 30, 2019, stock-based compensation included in general and administrative expenses decreased by $0.1 million, or 6%, and $0.3 million, or 6%, respectively, compared to the same period in 2018, primarily due to an average decrease in fair value of stock option granted during the period, offset by higher employee headcount.
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
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Our net non-operating income and expense are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Interest income	$1,596	$1,081	48%	$3,166	$2,103	51%
Interest expense	—	—	—%	—	(44)	(100)%
Change in fair value of derivative liability associated with the Medicis settlement	21	(70)	(130)%	(71)	(104)	(32)%
Other income (expense), net	115	(172)	(167)%	(40)	(492)	(92)%
Total net non-operating income	$1,732	$839	106%	$3,055	$1,463	109%
For the three months ended June 30, 2019, our total net non-operating income increased by $0.9 million compared to the same period in 2018, primarily due to an increase in interest income of $0.5 million from our investments and an increase of $0.3 million in other income. For the six months ended June 30, 2019, our total net non-operating income increased by $1.6 million compared to the same period in 2018, primarily due to our higher cash, cash equivalents, and investments balance and higher interest rates in 2019.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,	Increase
(in thousands)	2019	2018
Cash, cash equivalents, and investments	$241,892	$175,812	$66,080
Working capital	$205,209	$175,952	$29,257
Total stockholders’ equity	$188,542	$145,622	$42,920
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

As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents and investments of $241.9 million and $175.8 million, respectively, which represented an increase of $66.1 million. The increase was primarily driven by the proceeds from issuance of common stock (net of commissions and discount) of $108.1 million in connection with the 2019 follow-on offering, the upfront payment (net of withholding tax) received under the Fosun License Agreement of $27.0 million, and the proceeds from maturity of investments of $117.0 million. These increases were primarily offset by cash used in other operating activities of $67.7 million, purchases of investments of $165.0 million, and purchases of property and equipment of $1.5 million.
Through June 30, 2019, we have funded substantially all of our operations through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. Since our inception, we have generated significant net loss due to our substantial research and development expenses. We expect to continue to incur net loss for at least the next several years as we advance DAXI through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. As a result, we will need additional capital to fund our operations which we may obtain from additional financings, public offerings, or other sources.
We derived the following summary of our Condensed Consolidated Cash Flows for the periods indicated from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(40,704)	$(47,701)
Investing activities	$(49,429)	$(196,486)
Financing activities	$106,911	$723
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
For the six months ended June 30, 2019, net cash used in operating activities was $40.7 million, which was primarily due to clinical spend of approximately $17 million to advance our clinical programs toward commercialization; investing in our personnel and talent retention, which represents approximately $24 million; professional services and consulting of approximately $17 million; and rent, supplies and utilities of $10 million; offset by the upfront payment, net with withholding tax, received under the Fosun License Agreement of $27 million. The remaining balance of operating activities related primarily to other supplies.
For the six months ended June 30, 2018, net cash used in operating activities was $47.7 million, which was primarily due to clinical spend of more than $25 million to advance our clinical programs toward commercialization; investing in our personnel and talent retention, which represents approximately $15 million; and professional services and consulting of more than $15 million, offset by cash receipts of $25 million from Mylan upfront payment. The remaining balance of operating activities related primarily to rent, utilities, and other supplies, offset by interest income.
Cash Flows from Investing Activities
For the six months ended June 30, 2019 and 2018, net cash used in investing activities was primarily due to purchases of property and equipment, and fluctuations in the timing of purchases and maturities of investments.

Cash Flows from Financing Activities
For the six months ended June 30, 2019, net cash provided by financing activities was primarily driven by proceeds from the issuance of our common stock in connection with the 2019 follow-on offering (as described below) and proceeds from the exercise of stock options and employee stock purchase plan, offset by net settlement of restricted stock awards for employee taxes and payment of offering costs. For the six months ended June 30, 2018, net cash provided by financing activities was primarily driven by proceeds from the exercise of stock options and employee stock purchase plan, offset by net settlement of restricted stock awards for employee taxes, principal payments made on financing obligations, and payment of offering costs.
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
ATM Offering
We entered into a Controlled Equity Offering sales agreement (the “2018 ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) in March 2018, under which we may offer and sell common stock having aggregate proceeds of up to $125.0 million through Cantor Fitzgerald as our sales agent. Under the 2018 ATM Agreement, sales of common stock through Cantor Fitzgerald will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon with Cantor Fitzgerald. From time to time, Cantor Fitzgerald will sell the common stock based upon our instructions, and we will pay a commission to Cantor Fitzgerald of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald. For the six months ended June 30, 2019 and 2018, no common stock was sold under the 2018 ATM Agreement with Cantor Fitzgerald & Co.
Common Stock and Common Stock Equivalents
As of July 26, 2019, outstanding shares of common stock were 44,102,532, outstanding stock options were 4,395,557, outstanding common stock warrants were 34,113, unvested restricted stock awards were 790,395.
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
Critical Accounting Policies
For the six months ended June 30, 2019, there have been no material changes in our critical accounting policies as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019, except as described in Note 1 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
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
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the six months ended June 30, 2019, our exposure to market risk has not changed materially since that disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, we implemented a new enterprise resource planning (“ERP”) system. Accordingly, we modified the design and operation of certain internal control processes and procedures relating to the new ERP system. Other than the ERP system implementation described above, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We completed Phase 3 clinical development for DAXI in North America for the treatment of glabellar lines. From 2016 to 2018, we conducted and announced results relating to multiple pivotal and safety trials in our SAKURA Phase 3 program. The SAKURA 1 and SAKURA 2 trials were designed to evaluate the safety and efficacy of a single administration of DAXI for the treatment of moderate-to-severe glabellar lines in adults. In addition to the two pivotal trials, the Phase 3 program includes a long-term open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety and duration of DAXI for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. SAKURA 3 was designed to support a safety database adequate for both domestic and international marketing applications. We plan to file marketing applications for DAXI for the treatment of glabellar lines first in the U.S. in the fall of 2019, followed by the European Union, Canada, and certain Latin American and Asian countries.
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
In April 2018, we announced two new clinical programs for DAXI, including adult upper limb spasticity and migraine. We initiated a Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018 and we expect to complete Phase 2 trial enrollment in the first half of 2020. In 2020, we plan to initiate a study with DAXI for the treatment of migraine.
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
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, DAXI, DaxibotulinumtoxinA Topical or biosimilar. In particular, our clinical programs for DAXI, DaxibotulinumtoxinA Topical or biosimilar will require substantial additional funds to complete. As of June 30, 2019, we had a working capital surplus of $205.2 million and an accumulated deficit of $757.5 million, primarily as a result of our November 2015, December 2017 and January 2019 follow-on public offerings, and at-the-market (“ATM”) offerings in 2015 and 2017. Our recorded net losses were $37.4 million and $34.1 million, and $72.7 million and $69.1 million, for the three and six months ended June 30, 2019 and 2018, respectively.
We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of June 30, 2019, we had capital resources consisting of cash and cash equivalents and investments of $241.9 million. We raised aggregate net proceeds of $126.2 million, $156.9 million and $107.6 million in our follow-on public offerings in November 2015, December 2017 and January 2019, respectively. In addition, we raised net proceeds of approximately $10.0 million by selling an aggregate of 352,544 shares of our common stock under the 2015 ATM agreement, which was effectively terminated on March 7, 2016, and raised net proceeds of approximately $38.2 million by selling an aggregate of 1,802,651 shares of our common stock under the 2016 ATM agreement. In March 2018, we terminated the 2016 ATM Agreement and entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald (the “2018 ATM Agreement”). Under the 2018 ATM Agreement, we may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of June 30, 2019. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of DAXI, DaxibotulinumtoxinA Topical or biosimilar and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DAXI and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Mylan Collaboration and Fosun License Agreement, that we believe can complement or augment our product offerings, and may continue to do so in the foreseeable future.
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
Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
There were no indicators of impairment for the year ended December 31, 2018 or for the six months ended June 30, 2019. Under U.S. GAAP, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.

We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which make it difficult to assess our future viability.*
We are a clinical-stage biotechnology company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to DAXI, DaxibotulinumtoxinA Topical or biosimilar. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. As of June 30, 2019, we had a working capital surplus of $205.2 million and an accumulated deficit of $757.5 million. Our recorded net losses were $37.4 million and $34.1 million, and $72.7 million and $69.1 million for the three and six months ended June 30, 2019 and 2018, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize DAXI. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
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
We may experience difficulties maintaining our new enterprise resource planning system.*
During the three months ended June 30, 2019, we implemented a new enterprise resource planning (“ERP”) system. ERP implementations are complex and time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver our products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. Any disruptions, delays or deficiencies in the design or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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
We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DAXI, DaxibotulinumtoxinA Topical, biosimilar and any future product candidates. For instance, in February 2018, we and Mylan entered into the Mylan Collaboration, pursuant to which we and Mylan will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our biosimilar product candidate. In addition, in December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DAXI in the Fosun Territory and certain sublicense rights. In any third-party collaboration, we would be dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses. Our collaboration with Mylan is for the development of a biosimilar product, which is subject to risks inherent with the relatively short history of biosimilar product approvals in the United States. The biosimilar product would be subject to similar commercial risks as our DAXI and Daxibotulinumtoxin A Topical product candidates. In February 2019, we and Mylan participated in a Biosimilar Initial Advisory Meeting (“BIAM”) with the FDA to discuss the feasibility of a 351(k) biosimilar submission and the necessary development pathway for the biosimilar product candidate. While we believe that such a pathway is viable, the successful development and commercialization of a biosimilar product in any indications of BOTOX® or BOTOX Cosmetic® would be subject to FDA requirements that would need to be assessed by us and Mylan in determining the development of the biosimilar product candidate. Such requirements may also limit our ability to begin Phase 3 development of the biosimilar in 2020, as presently planned or at all. Even if successfully developed, the biosimilar product would be subject to similar commercial risks as our DAXI and Daxibotulinumtoxin A Topical product candidates.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the U.S. or foreign countries. Competitors in the field of cosmetics, pharmaceuticals, and botulinum toxin have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Our European Patent EP 2 661 276 for “Topical composition comprising botulinum toxin and a dye” was opposed in the European Patent Office by Allergan plc on May 2, 2018, and although this patent is not material to our business, we will continue to take appropriate measures to defend the patent. On May 10, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. We will vigorously defend this patent in the European Patent Office. We were informed in May 2019 that our patent application NC2018/0005351 pending in Colombia for “Injectable Botulinum Toxin Formulations And Methods of Use Thereof Having Long Duration of Therapeutic Effect” was opposed. We are vigorously responding to this pre-grant opposition. Furthermore, even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims.
In addition, the patent laws of the U.S. provide procedures for third parties to challenge the validity of issued patents. Patents issued from applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the United States Patent and Trademark Office, or USPTO, on the basis of prior art patents or printed publications. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates is challenged, then it could threaten our ability to commercialize DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market DAXI, or any future product candidates under patent protection would be reduced. The results of our REALISE 1 Phase 3 clinical trial may be relevant to our patent strategy for our DaxibotulinumtoxinA Topical program.
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
We may also be subject to analogous state laws and regulations, including: state anti-kickback and false claims laws, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities, and state and local laws that require the registration of our pharmaceutical sales representatives.
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

•
results from or delays in clinical trials of our product candidates, including our ongoing ASPEN Phase 3 clinical program in cervical dystonia and our Phase 2 programs in plantar fasciitis, adult upper limb spasticity, forehead lines, and lateral canthal lines all with DAXI;

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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In March 2018, we entered into the 2018 ATM Agreement. Under the 2018 ATM Agreement, we may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of June 30, 2019. In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for net proceeds of $107.6 million, after underwriting discounts, commissions and other offering expenses.
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

A relatively small number of existing stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of June 30, 2019, our directors, executive officers and each of our stockholders who own greater than 5 percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 61 percent of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
For the six months ended June 30, 2019, there were no sales of unregistered securities.
Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock awards in connection with our 2014 Equity Incentive Plan and 2014 Inducement Plan.

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
April 1 through April 30, 2019	3,249	$14.04	—	$—
May 1 through May 31, 2019	2,407	11.13	—	—
June 1 through June 30, 2019	1,941	10.86	—	—
Total	7,597	$11.76	—	$—

(i)	Consists solely of shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock awards.

(ii)	The weighted-average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filling Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X

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

REVANCE THERAPEUTICS, INC.

Date: August 6, 2019	By:	/s/ L. Daniel Browne
L. Daniel Browne
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)