Form 10-Q
period 2019-09-30
Revance Therapeutics, Inc.
filed 2019-11-04
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 24, 2019: 45,108,360

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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,922	$73,256
Short-term investments	150,110	102,556
Accounts receivable	5,000	27,000
Prepaid expenses and other current assets	6,536	5,110
Total current assets	220,568	207,922
Property and equipment, net	14,917	14,449
Operating lease right of use assets	27,078	—
Restricted cash	730	730
Other non-current assets	2,519	3,247
TOTAL ASSETS	$265,812	$226,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,902	$8,434
Accruals and other current liabilities	18,694	14,948
Deferred revenue, current portion	5,241	8,588
Operating lease liabilities, current portion	3,317	—
Total current liabilities	34,154	31,970
Derivative liability associated with the Medicis settlement	2,892	2,753
Deferred revenue, net of current portion	50,707	42,684
Operating lease liabilities, net of current portion	26,778	—
Deferred rent	—	3,319
TOTAL LIABILITIES	114,531	80,726
Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 44,108,407 and 36,975,203 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	44	37
Additional paid-in capital	950,073	830,368
Accumulated other comprehensive income (loss)	42	(8)
Accumulated deficit	(798,878)	(684,775)
TOTAL STOCKHOLDERS’ EQUITY	151,281	145,622
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$265,812	$226,348
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$46	$2,362	$324	$3,242
Operating expenses:
Research and development	25,847	21,848	75,368	66,968
General and administrative	16,739	14,155	43,245	40,505
Total operating expenses	42,586	36,003	118,613	107,473
Loss from operations	(42,540)	(33,641)	(118,289)	(104,231)
Interest income	1,329	996	4,495	3,099
Interest expense	—	—	—	(44)
Change in fair value of derivative liability associated with the Medicis settlement	(68)	(45)	(139)	(150)
Other expense, net	(130)	(144)	(170)	(626)
Net loss	(41,409)	(32,834)	(114,103)	(101,952)
Unrealized gain (loss) and adjustment on securities included in net loss	(74)	90	50	(133)
Comprehensive loss	$(41,483)	$(32,744)	$(114,053)	$(102,085)
Basic and diluted net loss	$(41,409)	$(32,834)	$(114,103)	$(101,952)
Basic and diluted net loss per share	$(0.96)	$(0.91)	$(2.67)	$(2.82)
Basic and diluted weighted-average number of shares used in computing net loss per share	43,314,831	36,272,445	42,730,983	36,116,745
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	44,105,474	44	36,917,723	37	36,975,203	37	36,516,075	37
Issuance of common stock in connection with the 2019 follow-on offering	—	—	—	—	6,764,705	7	—	—
Issuance of common stock upon exercise of stock options	—	—	51,006	—	8,240	—	284,094	—
Issuance of restricted stock awards, net of cancellation	9,697	—	26,598	—	400,720	—	232,284	—
Net settlement of restricted stock awards for employee taxes	(6,764)	—	(3,205)	—	(75,627)	—	(59,126)	—
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	35,166	—	18,795	—
Balance — End of period	44,108,407	44	36,992,122	37	44,108,407	44	36,992,122	37
Additional Paid-In Capital
Balance — Beginning of period	—	945,851	—	821,326	—	830,368	—	810,975
Cumulative-effect adjustment from adoption of ASU 2018-07	—	—	—	40	—	—	—	40
Issuance of common stock in connection with the 2019 follow-on offering, net of issuance costs of $521	—	—	—	—	—	107,572	—	—
Stock-based compensation expense	—	4,303	—	4,092	—	12,882	—	12,422
Issuance of common stock upon exercise of stock options	—	—	—	987	—	93	—	4,382
Net settlement of restricted stock awards for employee taxes	—	(81)	—	(93)	—	(1,229)	—	(1,906)
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	—	387	—	439
Balance — End of period	—	950,073	—	826,352	—	950,073	—	826,352
Other Accumulated Comprehensive Gain (Loss)
Balance — Beginning of period	—	116	—	(223)	—	(8)	—	—
Unrealized gain (loss) and adjustment on securities included in net loss	—	(74)	—	90	—	50	—	(133)
Balance — End of period	—	42	—	(133)	—	42	—	(133)
Accumulated Deficit
Balance — Beginning of period	—	(757,469)	—	(611,284)	—	(684,775)	—	(542,167)
Cumulative-effect adjustment from adoption of ASU 2018-07	—	—	—	(40)	—	—	—	(40)
Net loss	—	(41,409)	—	(32,834)	—	(114,103)	—	(101,951)
Balance — End of period	—	(798,878)	—	(644,158)	—	(798,878)	—	(644,158)
Total Stockholders’ Equity	44,108,407	$151,281	36,992,122	$182,098	44,108,407	$151,281	36,992,122	$182,098

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,103)	$(101,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,152	1,251
Amortization of discount on investments	(2,215)	(904)
Stock-based compensation expense	12,882	12,422
Gain on disposal of property and equipment	(7)	(1,480)
Other non-cash operating activities	418	178
Changes in operating assets and liabilities:
Accounts receivable	22,000	—
Prepaid expenses and other current assets	(1,426)	(5,141)
Operating lease right of use assets	(2,414)	—
Other non-current assets	999	(1,919)
Accounts payable	(1,050)	793
Accruals and other liabilities	3,532	1,889
Deferred revenue	4,676	21,758
Operating lease liabilities	1,903	—
Net cash used in operating activities	(72,653)	(73,105)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(228,568)	(212,197)
Purchases of property and equipment	(2,950)	(5,367)
Proceeds from maturities of investments	183,000	50,000
Proceeds from sales of property and equipment	7	1,537
Payment for acquisition of in-process research and development	—	(100)
Net cash used in investing activities	(48,511)	(166,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with the 2019 follow-on offering, net of commissions and discount	108,100	—
Proceeds from the exercise of stock options and employee stock purchase plan	480	4,822
Net settlement of restricted stock awards for employee taxes	(1,229)	(1,906)
Payment of offering costs	(521)	(366)
Principal payments made on financing obligations	—	(932)
Net cash provided by financing activities	106,830	1,618
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(14,334)	(237,614)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	73,986	283,476
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$59,652	$45,862
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,000	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals	$313	$920
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies
The Company
Revance Therapeutics, Inc. (the “Company” or “Revance”) is a biotechnology company developing new innovations in neuromodulators for aesthetic and therapeutic indications. The Company’s lead product candidate, DaxibotulinumtoxinA for Injection (“DAXI”), combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. The Company has successfully completed a Phase 3 program for DAXI in glabellar (frown) lines, demonstrating efficacy and long-lasting duration of effect, and is pursuing U.S. regulatory approval in 2020. The Company is also evaluating DAXI in forehead lines and lateral canthal lines (crow’s feet), as well as three therapeutic indications including cervical dystonia, adult upper limb spasticity, and plantar fasciitis, with plans to study migraine. Beyond DAXI, the Company has begun development of a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. Revance is dedicated to making a difference by transforming patient experiences.
Since inception, the Company has devoted substantially all of its efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DAXI, DaxibotulinumtoxinA Topical, and the biosimilar to BOTOX®. The Company has incurred losses and negative cash flows from operations. The Company has not commenced commercial operations, has not generated product revenue to date, and will continue to incur significant research and development and other expenses related to its ongoing operations. For the three and nine months ended September 30, 2019, the Company had a net loss of $41.4 million and $114.1 million, respectively. As of September 30, 2019, the Company had a working capital surplus of $186.4 million and an accumulated deficit of $798.9 million. The Company has funded its operations primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of September 30, 2019, the Company had capital resources of $209.0 million consisting of cash, cash equivalents, and investments. The Company believes that its existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-Q, and may identify additional capital resources to fund its operations.
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
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company intends to adopt ASU 2018-15 prospectively when it becomes effective on January 1, 2020. The Company’s Condensed Consolidated Financial Statements and disclosures before adoption are not expected to be impacted as a result of the adoption.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

2. Revenue
Mylan Collaboration and License Agreement
The Company and Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V. (“Mylan”) entered into a collaboration agreement in February 2018 (the “Mylan Collaboration”), pursuant to which the companies will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
Under the Mylan Collaboration, Mylan paid the Company a non-refundable upfront payment of $25.0 million with additional contingent payments of up to $100.0 million in the aggregate, upon the achievement of specified clinical and regulatory (i.e., biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225.0 million. The upfront payment does not represent a financing component for the transfer of goods or services. The contingent payments would be payable following Mylan’s decision (“Continuation Decision”) to continue development services for the Initial Phase and Phase 3 clinical trials and upon meeting certain milestones. In addition, Mylan would pay the Company low to mid double-digit royalties on any sales of the biosimilar in the U.S., mid double-digit royalties on any sales in Europe, and high single-digit royalties on any sales in other areas excluding Japan. However, the Company agreed to waive royalties for U.S. sales, up to a limit of $50.0 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
In August 2019, the Company and Mylan entered into an amendment (the “Mylan Amendment”) to the Mylan Collaboration, pursuant to which, among other things, the Company has agreed to extend the period of time for Mylan to make the Continuation Decision under the Mylan Collaboration as to whether to continue the development and commercialization of the biosimilar beyond the initial development plan, for which both parties prepared and conducted the Biosimilar Initial Advisory Meeting (“BIAM”) with the U.S. Food and Drug Administration (“FDA”). In accordance with the Mylan Amendment, Mylan is required to notify the Company of the Continuation Decision on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that the Company provides Mylan with certain deliverables, and Mylan has agreed to make an incremental payment to the Company in the amount of $5.0 million.
Revenue Recognition
As of the Mylan Amendment date, the Company has the following unfulfilled non-distinct performance obligations within the Mylan Collaboration: (1) intellectual property (“IP”) license for technology and know–how related to the biosimilar, (2) the performance of development services after the Initial Phase for the biosimilar through the filing of an Investigational New Drug (“IND”) application by the Company, and (3) manufacturing services to provide drug substance or drug product during the development and commercialization periods. The performance obligation related to the initial development services for the biosimilar up to the BIAM was completed in February 2019.
In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. The initial estimated transaction price was $81.0 million which included a $25.0 million upfront payment, $40.0 million of development milestones, and the estimated variable consideration for cost-sharing payments from Mylan. The Company re-evaluates the transaction price at each reporting period. As of September 30, 2019, the transaction price allocated to the unfulfilled performance obligations is $107.0 million, which incorporates the impact from the incremental payment of $5.0 million and estimated variable consideration for cost-sharing payments resulting from the Mylan Amendment.
The Company recognizes revenue and estimates deferred revenue based on the cost of services incurred over the total estimated cost of services to be provided for the development period. As a result of the extended period of time for Mylan to make the Continuation Decision provided in the Mylan Amendment, both short-term and long-term deferred revenue have been adjusted accordingly to reflect the impact of the extension. For revenue recognition purposes, the development period is estimated to extend through 2024. However, it is possible that this period will change and is assessed at each reporting date.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

For the three and nine months ended September 30, 2019, the Company recognized revenue related to development services of less than $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2018, the Company recognized revenue related to development services of $2.4 million and $3.2 million, respectively. As of September 30, 2019 and December 31, 2018, the Company estimated short-term deferred revenue of $5.2 million and $8.6 million, respectively; and long-term deferred revenue of $20.7 million and $12.7 million, respectively.
Fosun License Agreement
The Company and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun”) entered into a license agreement (the “Fosun License Agreement”) in December 2018, whereby the Company has granted Fosun the exclusive rights to develop and commercialize the Company’s proprietary DAXI in mainland China, Hong Kong and Macau (the “Fosun Territory”) and certain sublicense rights.
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
Revenue Recognition
In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. The Company estimated the transaction price for the Fosun License Agreement using the most likely amount method. The Company evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered, and concluded only a certain milestone of $1.0 million was included in the transaction price. The Company will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of September 30, 2019, the transaction price allocated to unfulfilled performance obligation is $31.0 million. The Company will recognize revenue on the single performance obligation as control of the manufactured product is supplied to Fosun.
For the nine months ended September 30, 2019, no revenue has been recognized from the Fosun License Agreement. As of September 30, 2019 and December 31, 2018, substantially all of the $30.0 million non-refundable upfront payment was included in long-term deferred revenue.

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
As of September 30, 2019, the fair value of the Company’s liability for the product approval payment was $2.9 million, which was measured using a term of 1.1 years, a risk-free rate of 1.7% and a credit risk adjustment of 7.5%. As of December 31, 2018, the fair value of the Company’s liability for the product approval payment was $2.7 million, which was measured using a term of 1.5 years, a risk-free rate of 2.6% and a credit risk adjustment of 8.0%. The term is based on an expected Biologics License Application (“BLA”) approval in 2020. For the nine months ended September 30, 2019 and 2018, no payment was made for the product approval payment.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

4. Cash Equivalents and Investments
The Company’s cash equivalents and investments consist of money market funds, U.S. treasury securities, U.S. government agency obligations, commercial paper, and overnight repurchase agreements which are classified as available-for-sale securities.
The following table is a summary of amortized cost, unrealized gains and losses, and fair value:

	September 30, 2019			December 31, 2018
		Unrealized			Unrealized
(in thousands)	Cost	Gains	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$40,153	$—	$40,153	$38,354	$—	$—	$38,354
U.S. treasury securities	75,326	27	75,353	80,844	5	(5)	80,844
U.S. government agency obligations	32,867	15	32,882	52,586	—	(8)	52,578
Commercial paper	43,873	—	43,873	—	—	—	—
Overnight repurchase agreements	14,501	—	14,501	—	—	—	—
Total cash equivalents and available-for-sale securities	$206,720	$42	$206,762	$171,784	$5	$(13)	$171,776

Classified as:
Cash equivalents			$56,652				$69,220
Short-term investments			150,110				102,556
Total cash equivalents and available-for-sale securities			$206,762				$171,776

As of September 30, 2019 and December 31, 2018, the Company has no other-than-temporary impairments on its available-for-sale securities.
Related Party Transactions
The Company had no related party transactions for the nine months ended September 30, 2019.
As of December 31, 2018, JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association (NA), J.P. Morgan Investment Management Inc., and JPMorgan Asset Management (UK) Limited held approximately 3.8 million shares or 10.3% of the Company’s outstanding common stock. J.P. Morgan Securities LLC is an affiliate of JPMorgan Chase Bank, NA, and it acts as a custodian and trustee for certain investments of the Company. As of December 31, 2018, cash, cash equivalents, and investments of $87.7 million were held in an investment account with J.P. Morgan Securities LLC. As of September 30, 2019, JPMorgan Chase & Co. and its wholly owned subsidiaries owned less than 10% of the Company’s outstanding common stock.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	September 30, 2019
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$40,153	$40,153	$—	$—
U.S. treasury securities	75,353	75,353	—	—
U.S. government agency obligations	32,882	—	32,882	—
Commercial paper	43,873	—	43,873	—
Overnight repurchase agreements	14,501	—	14,501	—
Total assets measured at fair value	$206,762	$115,506	$91,256	$—

Liabilities
Derivative liability associated with the Medicis settlement	$2,892	$—	$—	$2,892
Total liabilities measured at fair value	$2,892	$—	$—	$2,892

	December 31, 2018
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$38,354	$38,354	$—	$—
U.S. treasury securities	80,844	80,844	—	—
U.S. government agency obligations	52,578	—	52,578	—
Total assets measured at fair value	$171,776	$119,198	$52,578	$—

Liabilities
Derivative liability associated with the Medicis settlement	$2,753	$—	$—	$2,753
Total liabilities measured at fair value	$2,753	$—	$—	$2,753

The Company classifies U.S. government agency obligations, commercial paper, and overnight repurchase agreements within Level 2 because it uses alternative pricing sources and models utilizing market observable inputs to determine their fair values.
The following table summarizes the change in the fair value of the Company’s Level 3 financial instrument:

(in thousands)	Derivative Liability Associated with the Medicis Settlement
Fair value as of December 31, 2018	$2,753
Change in fair value	139
Fair value as of September 30, 2019	$2,892

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
6. Leases
The Company has non-cancelable operating leases for facilities for research, manufacturing, and administrative functions, and equipment operating leases. One of the facility operating leases commenced in February 2019. As of September 30, 2019, the weighted average remaining lease term is 7.2 years. The monthly payments for the facility lease escalate over the facility lease term with the exception of a decrease in payments at the beginning of 2022. The Company has options to extend the facility operating leases for up to 14 years. The Company’s lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
The operating lease costs are summarized as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$1,425	$4,193
Variable lease cost (1)	298	886
Total operating lease costs	$1,723	$5,079
(1) Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.
As of September 30, 2019, maturities of the Company’s operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2019 remaining three months	$1,633
2020	6,735
2021	6,942
2022	5,464
2023	5,557
2024 and thereafter	17,959
Total operating lease payments	44,290
Less imputed interest (1)	(14,195)
Present value of operating lease payments	$30,095
(1) The Company’s lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of 12.0%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

As of December 31, 2018, the aggregate total future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending December 31,	(in thousands)
2019	$5,826
2020	6,011
2021	6,196
2022	4,696
2023 and thereafter	20,173
Total payments	$42,902

Supplemental cash flow information related to the operating leases was as follows:

Nine Months Ended
(in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4,704
Right-of-use assets obtained in exchange for operating lease liabilities	$3,890

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

7. Commitments and Contingencies
Purchase Commitments
The Company and Ajinomoto Althea, Inc. (“Althea”) are parties to a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Althea Services Agreement”), under which Althea provides the Company a contract development and manufacturing organization, which allows the Company to have expanded capacity and a second source for drug product manufacturing in order to support a global launch of DAXI. Under the Althea Services Agreement, the initial term is to 2024, unless terminated sooner by either company, and the Company has minimum purchase obligations based on its production forecasts. As of September 30, 2019, non-refundable advanced payments of $1.3 million under the Althea Services Agreement have been recorded in prepaid expense on the Company’s Condensed Consolidated Balance Sheets. The remaining services can be canceled at any time, with the Company required to pay costs incurred through the cancellation date.
Contingencies
The Company is obligated to pay $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”), when a certain regulatory milestone is achieved. As of September 30, 2019, the milestone has not been achieved. The Company is also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
The Company and Botulinum Toxin Research Associates, Inc. (“BTRX”) are parties to an asset purchase agreement (the “BTRX Purchase Agreement”), under which the Company is obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to the Company’s product revenue, intellectual property, and clinical and regulatory events. As of September 30, 2019, a one-time intellectual property development milestone liability of $1.0 million has been recorded in accruals on the Company’s Condensed Consolidated Balance Sheets.
The Company and BioSentinel, Inc. (“BioSentinel”) are parties to an agreement under which the Company in-licenses BioSentinel’s technology and expertise for research, development and manufacturing purposes. The Company is obligated to pay BioSentinel minimum quarterly use fees, and a one-time milestone payment of $0.3 million when regulatory approval is achieved. As of September 30, 2019, the milestone has not been achieved.
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
For the nine months ended September 30, 2019, no amounts associated with the indemnification agreements have been recorded.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

8. Stockholders’ Equity
Common Stock Warrants
As of September 30, 2019 and December 31, 2018, 34,113 common stock warrants were outstanding at an exercise price of $14.95 per share, which expire in 2020.
Stock Option Plan
2014 Equity Incentive Plan (“2014 EIP”)
On January 1, 2019, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 1,479,008 shares. For the nine months ended September 30, 2019, 1,202,650 stock options and 513,225 restricted stock awards were granted under the 2014 EIP. As of September 30, 2019, 2,018,200 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the nine months ended September 30, 2019, no stock options or restricted stock awards were granted under the 2014 IN. As of September 30, 2019, 170,019 shares were available for issuance under the 2014 IN.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2019, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of September 30, 2019, 1,443,774 shares were available for issuance under the 2014 ESPP.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,106	$1,836	$6,438	$5,627
General and administrative	2,197	2,256	6,444	6,795
Total stock-based compensation expense	$4,303	$4,092	$12,882	$12,422

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
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	As of September 30,
	2019	2018
Outstanding common stock options	4,402,244	3,491,751
Outstanding common stock warrants	34,113	34,113
Unvested restricted stock awards	788,125	679,541
Shares of common stock expected to be purchased on December 31 under the 2014 ESPP	45,123	16,712

Follow-On Public Offering
In January 2019, the Company completed the 2019 follow-on public offering, pursuant to which the Company issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for aggregate net proceeds of $107.6 million, after deducting underwriting discounts, commissions and other offering expenses.
At-The-Market Offering
The Company and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) are parties to a Controlled Equity Offering sales agreement (the “2018 ATM Agreement”), under which the Company may offer and sell common stock having aggregate proceeds of up to $125.0 million through Cantor Fitzgerald as its sales agent. Under the 2018 ATM Agreement, sales of common stock through Cantor Fitzgerald will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Cantor Fitzgerald. From time to time, Cantor Fitzgerald may sell the common stock based upon the Company’s instructions, and the Company will pay a commission to Cantor Fitzgerald of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald. For the nine months ended September 30, 2019 and 2018, no common stock was sold under the 2018 ATM Agreement.
9. Income Taxes
California State Apportionment
In 2018, the Company petitioned the California Franchise Tax Board for an alternative apportionment percentage due to the insignificant apportionment percentage derived from the single sales factor methodology for California. In January 2019, the California Franchise Tax Board approved the use of an alternative apportionment method. The Company’s net operating losses (“NOL”) in California is estimated to increase by approximately $219 million as a result of the change in apportionment model. The Company has increased its deferred tax assets by $15 million with a corresponding offsetting adjustment to its valuation allowance. There is no impact to the Company’s net loss in the period as a result of the adjustment.
10. Subsequent Event
Effective as of October 13, 2019, the Company’s Board of Directors (the “Board”) appointed Mark J. Foley as the Company’s President, Chief Executive Officer and Principal Executive Officer. In connection with his appointment, the Company has entered into an executive employment agreement, pursuant to which Mr. Foley will initially receive an annual base salary of $650,000 and an annual target bonus of 75% of his base salary. The Board also approved the grant of certain equity awards to Mr. Foley under the 2014 EIP. Mr. Foley received (i) a stock option to purchase 740,000 shares of the Company’s common stock at $12.18 per share, (ii) 200,000 shares of restricted common stock awards of the Company and (iii) 860,000 shares of performance-based common stock awards. The performance-based common stock awards will vest based on the Company’s certain market and performance conditions.
Effective as of October 11, 2019, the Company entered into a separation agreement with L. Daniel Browne providing for (i) a release of claims against the Company, (ii) cash severance payments to Mr. Browne in an amount equal to fifteen months of Mr. Browne’s 2019 base salary; and (iii) certain health care continuation benefits. The separation agreement

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

also provides for an extension of the post-termination exercise period for all vested stock options held by Mr. Browne through the earlier of a Change in Control (as defined in the 2014 EIP) or January 31, 2021.
The Company is currently evaluating the effect on its Consolidated Financial Statements of Mr. Foley’s equity compensation and the modification to Mr. Browne’s vested stock options.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is neither possible for management to predict all risks nor assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
Since inception, we have devoted substantially all of our effort to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DAXI, DaxibotulinumtoxinA Topical and the biosimilar to BOTOX®. We have incurred losses and negative cash flows from operations. We have not commenced commercial operations, have not generated product revenue to date, and will continue to incur significant research and development and other expenses related to our ongoing operations. For the three and nine months ended September 30, 2019, we had a net loss of $41.4 million and $114.1 million, respectively. As of September 30, 2019, we had a working capital surplus of $186.4 million and an accumulated deficit of $798.9 million. We have funded our operations primarily through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. As of September 30, 2019, we had capital resources of $209.0 million consisting of cash, cash equivalents, and investments. We believe that our existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-Q, and may identify additional capital resources to fund our operations.
Neuromodulator Pipeline
DAXI Aesthetics
Glabellar lines. In December 2018, we announced top-line results for the SAKURA 3 open-label, long-term safety study. DAXI appeared to be generally well-tolerated with no new tolerability or safety concerns reported. We held a pre-BLA meeting with the U.S. Food and Drug Administration (“FDA”) in December 2018 to agree upon the content and format of the BLA. We are in the process of compiling one of the largest clinical data packages for an aesthetic indication. We have been working in parallel to develop a 100-unit vial in addition to an initial 50-unit vial. This added additional work streams for process validation and stability. We expect to submit the BLA in November 2019, and are on track for a 2020 approval and launch for DAXI for the treatment of glabellar lines. We plan to file marketing applications in the European Union, Canada, and certain Latin American and Asian countries after filing in the U.S.
Forehead lines. In January 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate treatment of moderate or severe dynamic forehead lines (also known as “frontalis”) in conjunction with treatment of the glabellar complex. The objective is to understand the potential dosing and injection patterns of DAXI in other areas of the upper face in addition to the lead indication in glabellar lines. We completed enrollment for the study in July 2019, and we expect to release top-line results in the first half of 2020.

Lateral canthal lines. In March 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe lateral canthal lines (also known as “crow’s feet”). Similar to the forehead lines study above, the objective is to understand the potential dosing and injection patterns of DAXI in other areas of the upper face in addition to the lead indication in glabellar lines. We completed enrollment for the study in August 2019, and we expect to release top-line results in the first half of 2020.
DAXI Therapeutics
Cervical dystonia. In June 2018, we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program based on the Phase 2 safety and efficacy results and guidance from the FDA and European Medicines Agency (“EMA”). The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DAXI for the treatment of cervical dystonia in adults including: a randomized, double-blind, placebo-controlled, parallel group trial, and an open-label, long-term safety trial. We completed the ASPEN Phase 3 pivotal trial enrollment in October 2019, and expect to release topline results in the second half of 2020.
Adult upper limb spasticity. In December 2018, we initiated a Phase 2 trial for the treatment of adult upper limb spasticity (JUNIPER). This is a randomized, double-blind, placebo-controlled, parallel group, dose-ranging trial to evaluate the efficacy and safety of DAXI for the treatment of upper limb spasticity in adults after stroke or traumatic brain injury. We expect to complete JUNIPER Phase 2 trial enrollment in the first half of 2020.
Plantar fasciitis. In September 2018, we completed a Type C meeting with the FDA discussing the design of the Phase 2 dose-finding study. We initiated another Phase 2 trial in December 2018. The Phase 2 prospective, randomized, double-blind, multi-center, placebo-controlled study will evaluate the safety and efficacy of two doses of administration of our investigational drug candidate DAXI in reducing the signs and symptoms of plantar fasciitis. We expect to complete Phase 2 trial enrollment before the end of 2019 and release topline results in the second half of 2020.
Migraine. We are in the process of developing a migraine clinical development strategy. We may initiate a study with DAXI for the treatment of migraine in 2020.
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
In February 2019, we had a biosimilar initial advisory meeting (“BIAM”) with the FDA and Mylan on a proposed biosimilar to BOTOX®. In this meeting, the FDA provided guidance on their expectations for a development program to establish biosimilarity to BOTOX®. Based on the FDA’s feedback, the companies believe that a 351(k) pathway for the development of a biosimilar to onabotulinumtoxinA is viable and provides the opportunity to develop and commercialize the first biosimilar product for potentially all thirteen currently approved indications of BOTOX® and BOTOX® Cosmetic. In April 2019, we received the official FDA minutes from the BIAM.
In August 2019, we entered into the Mylan Amendment modifying the terms of the Mylan Collaboration, pursuant to which, among other things, we have agreed to extend the period of time for Mylan to make a decision under the Mylan Collaboration (“Continuation Decision”) as to whether to continue the development and commercialization of the biosimilar beyond the initial development plan for which both parties prepared and conducted the BIAM with the FDA. In accordance with the Mylan Amendment, Mylan is required to notify us of the Continuation Decision on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that we provide Mylan with certain deliverables, and Mylan has agreed to make a payment to us in the amount of $5.0 million incremental to the previously agreed non-refundable upfront payment of $25.0 million with contingent payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones, tiered sales milestones of up to $225.0 million, and royalties on sales of the biosimilar in the Mylan territories previously disclosed from the Mylan Collaboration.

Fosun License Agreement
We entered into the Fosun License Agreement in December 2018, whereby we granted Fosun the exclusive rights to develop and commercialize our proprietary DAXI in the Fosun Territory and certain sublicense rights. Additionally, our proprietary peptide excipient technology can be used for molecules other than botulinum toxin. We plan to partner or license the peptide excipient technology opportunistically to monetize our technology platform.
In January 2019, we received a non-refundable upfront payment of $30.0 million, net of foreign withholding tax of $3.0 million, from Fosun under the Fosun License Agreement.
Follow-On Public Offering
In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for aggregate net proceeds of $107.6 million, after deducting underwriting discounts, commissions and other offering expenses.
Results of Operations
Revenue
For the three and nine months ended September 30, 2019, our total revenue decreased $2.3 million or 98%, and $2.9 million or 90%, respectively, compared to the same periods in 2018, due to the timing of the initial development activities from the Mylan Collaboration which was completed in February 2019.
Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses. The largest component of our operating expenses is our personnel costs including stock-based compensation. We expect our operating expenses to increase in the near term as we prepare to commercialize DAXI for glabellar lines, initiate and complete additional clinical trials and associated programs related to DAXI for the treatment of facial wrinkles, cervical dystonia, plantar fasciitis, adult upper limb spasticity, and any future new indications, and our biosimilar product candidate.

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

•
fees paid to clinical consultants, contract research organizations (“CROs”) and other vendors, including all related fees for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

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
Our research and development expenses are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses to maintain or increase as we continue our clinical development of DAXI for the treatment of facial wrinkles and other neuroscience indications, such as cervical dystonia, plantar fasciitis, adult upper limb spasticity, and migraine, any future new indications, and our biosimilar product candidate or if the FDA requires us to conduct additional clinical trials for approval.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.

Our research and development expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Clinical and regulatory	$13,090	$10,633	23%	$38,204	$34,408	11%
Manufacturing and quality	8,140	5,452	49%	23,229	17,958	29%
Other research and development expenses	2,511	3,927	(36)%	7,497	8,975	(16)%
Stock-based compensation	2,106	1,836	15%	6,438	5,627	14%
Total research and development expenses	$25,847	$21,848	18%	$75,368	$66,968	13%
Clinical and regulatory
Clinical and regulatory expenses include personnel costs, external clinical trial costs for clinical sites, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of DAXI. For the three months ended September 30, 2019 and 2018, clinical and regulatory costs totaled $13.1 million, or 51%, and $10.6 million, or 49%, respectively, of the total research and development expenses for the respective periods. For the nine months ended September 30, 2019 and 2018, clinical and regulatory costs totaled $38.2 million, or 51%, and $34.4 million, or 51%, respectively, of the total research and development expenses for the respective periods.
For the three and nine months ended September 30, 2019, clinical and regulatory expenses increased by $2.5 million, or 23%, and $3.8 million, or 11%, respectively, compared to the same period in 2018. This increase is primarily due to increased costs related to hiring additional personnel and outside services to support BLA preparation activities. We expect to maintain or increase our clinical and regulatory expenses in the near term as we initiate and complete clinical trials and other associated programs related to DAXI for the treatment forehead lines, lateral canthal lines, cervical dystonia, plantar fasciitis, adult upper limb spasticity, and migraine, and our anticipated BLA submission for DAXI for the treatment of glabellar (frown) lines.
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug product used in our research and development of DAXI. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our product to support quality control and assurance activities. These expenses do not include clinical expenses associated with the development of DAXI. For the three months ended September 30, 2019 and 2018, manufacturing and quality expenses were $8.1 million, or 31%, and $5.5 million, or 25%, respectively, of the total research and development expenses for the respective periods. For the nine months ended September 30, 2019 and 2018, manufacturing and quality expenses were $23.2 million, or 31%, and $18.0 million, or 27%, respectively, of the total research and development expenses for the respective periods.
For the three and nine months ended September 30, 2019, manufacturing and quality expenses increased by $2.7 million, or 49%, and $5.3 million, or 29%, respectively, compared to the same period in 2018, primarily due to increased costs related to pre-BLA manufacturing and quality activities, hiring additional personnel and outside services to address compliance requirements, and infrastructure build-out. We expect to increase our manufacturing and quality efforts as we approach commercialization.
Other research and development expenses
Other research and development expenses include expenses for personnel, contract research organizations, consultants, raw materials, and lab supplies used to conduct preclinical research and development of DAXI and our biosimilar product candidate. For the three months ended September 30, 2019 and 2018, other research and development expenses were $2.5 million, or 10%, and $3.9 million, or 18%, respectively, of the total research and development expenses for the respective periods. For the nine months ended September 30, 2019 and 2018, other research and development expenses were $7.5 million, or 10%, and $9.0 million, or 13%, respectively, of the total research and development expenses for the respective periods.

For the three and nine months ended September 30, 2019, other research and development expenses decreased by $1.4 million, or 36%, and $1.5 million, or 16%, respectively, compared to the same period in 2018, primarily due to the expenses related to the initial development activities from the Mylan Collaboration, which was completed in February 2019.
Stock-based compensation
For the three and nine months ended September 30, 2019, stock-based compensation included in research and development expenses increased by $0.3 million, or 15%, and $0.8 million, or 14%, respectively, compared to the same periods in 2018, primarily due to increased employee headcount, offset by an average decrease in fair value of stock options granted during these periods.
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
Our general and administration expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
General and administrative expenses before stock-based compensation	$14,542	$11,899	22%	$36,801	$33,710	9%
Stock-based compensation	2,197	2,256	(3)%	6,444	6,795	(5)%
Total general and administrative expenses	$16,739	$14,155	18%	$43,245	$40,505	7%
General and administrative expenses before stock-based compensation
For the three months ended September 30, 2019, general and administrative expenses before stock-based compensation increased by $2.6 million, or 22%, compared to the same period in 2018, primarily due to increased personnel in administrative functions and costs related to infrastructure build-out. For the nine months ended September 30, 2019, general and administrative expenses before stock-based compensation increased by $3.1 million, or 9% compared to the same period in 2018, primarily due to increased personnel in administrative functions, costs related to first-year effort to comply with Sarbanes-Oxley 404(b) requirements, and costs related to infrastructure build-out.
Stock-based compensation
For the three and nine months ended September 30, 2019, stock-based compensation included in general and administrative expenses decreased by $0.1 million, or 3%, and $0.4 million, or 5%, respectively, compared to the same period in 2018, primarily due to an average decrease in fair value of stock option granted during the period, offset by higher employee headcount.

Net Non-Operating Income and Expense
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense primarily consists of the interest charges associated with our financing obligations and capitalized interest. Interest expense includes cash and non-cash components with the non-cash components consisting of effective interest recognized on the financing obligations, and interest capitalized for assets constructed for use in operations.
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
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Our net non-operating income and expense are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Interest income	$1,329	$996	33%	$4,495	$3,099	45%
Interest expense	—	—	—%	—	(44)	(100)%
Change in fair value of derivative liability associated with the Medicis settlement	(68)	(45)	51%	(139)	(150)	(7)%
Other expense, net	(130)	(144)	(10)%	(170)	(626)	(73)%
Total net non-operating income	$1,131	$807	40%	$4,186	$2,279	84%
For the three months ended September 30, 2019, our total net non-operating income increased by $0.3 million compared to the same period in 2018, primarily due to an increase in interest income of $0.3 million from our investments. For the nine months ended September 30, 2019, our total net non-operating income increased by $1.9 million compared to the same period in 2018, primarily due to our higher cash, cash equivalents, and investments balance and higher interest rates in 2019.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,	Increase
(in thousands)	2019	2018
Cash, cash equivalents, and investments	$209,032	$175,812	$33,220
Working capital	$186,414	$175,952	$10,462
Total stockholders’ equity	$151,281	$145,622	$5,659

Sources and Uses of Cash
We hold our cash, cash equivalents, and investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in money market funds, U.S. treasury securities, U.S. government agency obligations, commercial paper, and overnight repurchase agreements. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of September 30, 2019 and December 31, 2018, we had cash, cash equivalents and investments of $209.0 million and $175.8 million, respectively, which represented an increase of $33.2 million. The increase was primarily driven by the proceeds from issuance of common stock (net of commissions and discount) of $108.1 million in connection with the 2019 follow-on offering, the upfront payment (net of withholding tax) received under the Fosun License Agreement of $27.0 million, and the proceeds from maturity of investments of $183.0 million. These increases were primarily offset by cash used in other operating activities of $99.7 million, purchases of investments of $228.6 million, and purchases of property and equipment of $3.0 million.
Through September 30, 2019, we have funded substantially all of our operations through the issuance and sale of common stock, convertible preferred stock, notes payable, and convertible notes. Since our inception, we have generated significant net loss due to our substantial research and development expenses. We expect to continue to incur net loss for at least the next several years as we advance DAXI through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. As a result, we will need additional capital to fund our operations which we may obtain from additional financings, public offerings, or other sources.
We derived the following summary of our unaudited Condensed Consolidated Cash Flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Form 10-Q:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(72,653)	$(73,105)
Investing activities	$(48,511)	$(166,127)
Financing activities	$106,830	$1,618
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
For the nine months ended September 30, 2019, net cash used in operating activities was $72.7 million, which was primarily due to clinical spend of approximately $25 million to advance our clinical programs toward commercialization; investing in our personnel and talent retention, which represents approximately $33 million; professional services and consulting of approximately $28 million; and rent, supplies and utilities of $14 million; offset by the upfront payment, net with withholding tax, received under the Fosun License Agreement of $27 million. The remaining balance of operating activities related primarily to other supplies.
For the nine months ended September 30, 2018, net cash used in operating activities was $73.1 million, which was primarily due to clinical spend of approximately $35 million to advance our clinical programs toward commercialization; investing in our personnel and talent retention, which represents approximately $30 million; and professional services and consulting of approximately $25 million, offset by cash receipts of $25 million from Mylan upfront payment and interest received of approximately $5 million. The remaining balance of operating activities related primarily to rent, utilities, supplies, and other general and administrative costs.

Cash Flows from Investing Activities
For the nine months ended September 30, 2019 and 2018, net cash used in investing activities was primarily due to purchases of property and equipment, and fluctuations in the timing of purchases and maturities of investments offset by the proceeds from sale of property and equipment.
Cash Flows from Financing Activities
For the nine months ended September 30, 2019, net cash provided by financing activities was primarily driven by proceeds from the issuance of our common stock in connection with the 2019 follow-on offering (as described below) and proceeds from the exercise of stock options and employee stock purchase plan, offset by net settlement of restricted stock awards for employee taxes and payment of offering costs. For the nine months ended September 30, 2018, net cash provided by financing activities was primarily driven by proceeds from the exercise of stock options and employee stock purchase plan, offset by net settlement of restricted stock awards for employee taxes, principal payments made on financing obligations, and payment of offering costs.
Follow-On Public Offering
In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for aggregate net proceeds of $107.6 million, after deducting underwriting discounts, commissions and other offering expenses.
ATM Offering
We entered into a Controlled Equity Offering sales agreement (the “2018 ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) in March 2018, under which we may offer and sell common stock having aggregate proceeds of up to $125.0 million through Cantor Fitzgerald as our sales agent. Under the 2018 ATM Agreement, sales of common stock through Cantor Fitzgerald will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon with Cantor Fitzgerald. From time to time, Cantor Fitzgerald will sell the common stock based upon our instructions, and we will pay a commission to Cantor Fitzgerald of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald. For the nine months ended September 30, 2019 and 2018, no common stock was sold under the 2018 ATM Agreement with Cantor Fitzgerald & Co.
Common Stock and Common Stock Equivalents
As of October 24, 2019, outstanding shares of common stock were 45,108,360, outstanding stock options were 4,816,118, outstanding common stock warrants were 34,113, unvested restricted stock awards were 1,786,305, and shares expected to be purchased on December 31, 2019 under the 2014 ESPP were 60,164.

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
Critical Accounting Policies
For the nine months ended September 30, 2019, there have been no material changes in our critical accounting policies as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, except as described in Part I, Item 1, “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Form 10-Q.

Contractual Obligations
Our minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019. Our future minimum contractual commitments have not changed materially from the amounts previously reported.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the nine months ended September 30, 2019, our exposure to market risk has not changed materially since that disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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
Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2019, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We completed Phase 3 clinical development for DAXI in North America for the treatment of glabellar lines. From 2016 to 2018, we conducted and announced results relating to multiple pivotal and safety trials in our SAKURA Phase 3 program. The SAKURA 1 and SAKURA 2 trials were designed to evaluate the safety and efficacy of a single administration of DAXI for the treatment of moderate-to-severe glabellar lines in adults. In addition to the two pivotal trials, the Phase 3 program includes a long-term open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety and duration of DAXI for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. SAKURA 3 was designed to support a safety database adequate for both domestic and international marketing applications. We plan to file marketing applications for DAXI for the treatment of glabellar lines first in the U.S. in November 2019, followed by the European Union, Canada, and certain Latin American and Asian countries.
In 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of DAXI for the treatment of cervical dystonia. The Phase 2 study evaluated the safety, preliminary efficacy, and duration of effect of DAXI in subjects with moderate to severe isolated cervical dystonia. Based on the Phase 2 safety and efficacy results and subsequent guidance from the FDA and EMA, in June 2018 we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program. The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DAXI for the treatment of cervical dystonia in adults including: a randomized, double-blind, placebo-controlled, parallel group trial and an open-label, long-term safety trial. In October 2019, we completed the ASPEN Phase 3 pivotal trial enrollment, and plan to release topline results in the second half of 2020.

In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of DAXI in the therapeutic indication of plantar fasciitis. This study evaluated the safety and efficacy of a single administration of DAXI in reducing the signs and symptoms of plantar fasciitis. The study’s primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score. In January 2018, we announced interim 8-week results from this study. We completed the 16-week trial which showed a 58 percent reduction of pain from baseline along with a strong placebo response, with the difference between the treatment groups not being statistically significant. We initiated another Phase 2, double-blind, placebo-controlled trial utilizing two doses of DAXI in the fourth quarter of 2018. We expect to complete Phase 2 trial enrollment before the end of 2019 and release topline results in the second half of 2020.
In April 2018, we announced two new clinical programs for DAXI, including adult upper limb spasticity and migraine. We initiated the JUNIPER Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018 and we expect to complete Phase 2 trial enrollment in the first half of 2020. In 2020, we may initiate a study with DAXI for the treatment of migraine.
In July 2019, we completed the enrollment in the Phase 2 clinical study of DAXI for forehead lines. In August 2019, we completed Phase 2 study enrollment of DAXI for lateral canthal lines (crow’s feet). Topline results for both studies are expected in the first half of 2020.

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

•
our ability to effectively and reliably manufacture clinical trial supplies of DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices (“cGMP”);

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
To gain approval to market a biologic product such as DAXI, DaxibotulinumtoxinA Topical or biosimilar, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA or other respective marketing applications. The development of such products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

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
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates. We are in the process of compiling the clinical data package required for submission of a BLA. In October 2019, we completed the enrollment for our pivotal ASPEN-1 Phase 3 clinical trial for DAXI for the treatment of cervical dystonia. The ASPEN-1 trial enrolled approximately 300 patients at multiple sites in the U.S., Canada, and Europe.
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
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, DAXI, DaxibotulinumtoxinA Topical or biosimilar. Our clinical programs for DAXI, DaxibotulinumtoxinA Topical or biosimilar will require substantial additional funds to complete. As of September 30, 2019, we had a working capital surplus of $186.4 million and an accumulated deficit of $798.9 million. Our recorded net losses were $41.4 million and $32.8 million, and $114.1 million and $102.0 million, for the three and nine months ended September 30, 2019 and 2018, respectively.
We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. As of September 30, 2019, we had capital resources consisting of cash and cash equivalents and investments of $209.0 million. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of DAXI, DaxibotulinumtoxinA Topical or biosimilar and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DAXI and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Mylan Collaboration and Fosun License Agreement, that we believe can complement or augment our product offerings, and may continue to do so in the foreseeable future.
We believe that our existing cash, cash equivalents, and investments will allow us to fund our operations for at least 12 months following the filing of this Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
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

•	the cost of manufacturing DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements including the Mylan collaboration, Fosun licensing, and the terms of and timing such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	our ability to establish our marketing, sales, and distribution functions if we receive regulatory approval for our product candidates;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	any litigation, including litigation costs and the outcome of such litigation;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
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
Impairment in the carrying value of long-lived assets could negatively affect our operating results.*
There were no indicators of impairment for the year ended December 31, 2018 or for the nine months ended September 30, 2019. Under U.S. GAAP, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.

We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. Currently, we have only one product candidate in clinical trials and no commercial sales, which make it difficult to assess our future viability.*
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to DAXI, DaxibotulinumtoxinA Topical or biosimilar. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations, and we expect to incur substantial expenses in building out our sales, marketing and distribution function if we receive regulatory approval to pursue commercialization of DAXI. As of September 30, 2019, we had a working capital surplus of $186.4 million and an accumulated deficit of $798.9 million. Our recorded net losses were $41.4 million and $32.8 million, and $114.1 million and $102.0 million for the three and nine months ended September 30, 2019 and 2018, respectively. We have funded our operations primarily through the sale and issuance of convertible preferred stock, common stock, notes payable and convertible notes. Our capital requirements to implement our business strategy are substantial, including our capital requirements to develop and commercialize DAXI. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
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
We currently have limited marketing and sales capabilities and no field sales organization. To commercialize DAXI or any other future product candidates, if approved, in the U.S., Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If DAXI receives regulatory approval, we expect to market DAXI through our own sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, which may be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize DAXI or any future product candidates. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of DAXI, if it receives regulatory approval. If we are not successful in commercializing DAXI or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
As we evolve from a company primarily involved in research and development to a company potentially involved in the commercialization of our products, we will need to increase the size of our organization and we may experience difficulties in managing this growth.*

If we are successful in advancing DAXI through the development stage towards commercialization, we will need to expand our organization, including adding marketing, managerial, operational and sales capabilities, or contracting with third parties to provide these capabilities for us. Our management, personnel, systems and facilities currently in place are not adequate to support the potential commercialization of DAXI and any other product candidates, if they are approved. Effectively executing our growth strategy requires that we:

•	identify recruit, train, integrate, incentivize and retain adequate numbers of effective sales and marketing personnel;

•	generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team;

•	achieve, maintain and grow market, physician, patient and healthcare payor acceptance of, and demand for our products;

•	manage our clinical trials and manufacturing operations effectively;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We expect that third-party payors will consider the efficacy, cost effectiveness and safety of DAXI in determining whether to approve reimbursement for DAXI for therapeutic indications and at what level. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DAXI for therapeutic indications from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our business could also be adversely affected if third-party payors limit the indications for which DAXI will be reimbursed to a smaller patient set than we believe they are effective in treating.
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
We face an inherent risk of product liability lawsuits as a result of the clinical testing of our product candidates and we will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for DAXI or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage; and

•	the inability to commercialize any products we develop.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of DAXI or any future products we develop. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing DAXI we intend to expand our insurance coverage to include the sale of DAXI as applicable; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, conduct our clinical trials and commercialize DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop.*
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Mark J. Foley, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, Caryn G. McDowell, our Senior Vice President, General Counsel & Corporate Secretary, and Tobin C. Schilke, our Chief Financial Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of DAXI, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop.
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
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.*
Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of DAXI, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products for both aesthetic and therapeutic indications. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products.
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
We may experience difficulties maintaining our new enterprise resource planning system.*
In the second quarter of 2019, we implemented a new enterprise resource planning (“ERP”) system. ERP implementations are complex and time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver our products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. Any disruptions, delays or deficiencies in the design or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.
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

We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.*
We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DAXI, DaxibotulinumtoxinA Topical, biosimilar and any future product candidates. For instance, in February 2018, we and Mylan entered into the Mylan Collaboration, pursuant to which we and Mylan will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our biosimilar product candidate. In addition, in December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DAXI in the Fosun Territory and certain sublicense rights. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses. Our collaboration with Mylan is for the development of a biosimilar product, which is subject to risks inherent with the relatively short history of biosimilar product approvals in the U.S. The biosimilar product would be subject to similar commercial risks as our DAXI and DaxibotulinumtoxinA Topical product candidates. In February 2019, we and Mylan participated in a Biosimilar Initial Advisory Meeting (“BIAM”) with the FDA to discuss the feasibility of a 351(k) biosimilar submission and the necessary development pathway for the biosimilar product candidate. While we believe that such a pathway is viable, the successful development and commercialization of a biosimilar product in any indications of BOTOX® or BOTOX Cosmetic® would be subject to FDA requirements that would need to be assessed by us and Mylan in determining the development of the biosimilar product candidate. In August 2019, we announced an amendment to the Mylan Collaboration pursuant to which, among other things, we agreed to extend the period of time for Mylan to make a decision under the Collaboration Agreement as to whether to continue the development and commercialization of a biosimilar to the branded biologic product (DaxibotulinumtoxinA) marketed as BOTOX® beyond the initial development plan, for which both parties prepared and conducted the BIAM with the FDA. Such amendment to the Mylan Collaboration and the FDA requirements may also limit our ability to begin Phase 3 development of the biosimilar in 2020, as presently planned or at all. Even if successfully developed, the biosimilar product would be subject to similar commercial risks as our DAXI and DaxibotulinumtoxinA Topical product candidates.
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

In addition, changes in U.S. and foreign trade policies could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates.  Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DAXI and supplying it to Fosun, which would then develop commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the US-China trade relation, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected.
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
In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA, the CCPA or other U.S. privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4 percent of the annual global revenue of the noncompliant company, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the U.S. or foreign countries. Competitors in the field of cosmetics, pharmaceuticals, and botulinum toxin have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Our European Patent EP 2 661 276 for “Topical composition comprising botulinum toxin and a dye” was opposed in the European Patent Office by Allergan plc on May 2, 2018, and although this patent is not material to our business, we will continue to take appropriate measures to defend the patent. On May 10, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. We are vigorously defending this patent in the European Patent Office. We were informed in May 2019 that our patent application NC2018/0005351 pending in Colombia for “Injectable Botulinum Toxin Formulations And Methods of Use Thereof Having Long Duration of Therapeutic Effect” was opposed. We have responded to this pre-grant opposition. Furthermore, even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market DAXI or any future product candidates in the U.S. until we receive approval of a BLA from the FDA. We have not submitted an application or obtained marketing approval for DAXI anywhere in the world. We expect to submit the BLA for DAXI in November 2019, but may experience delays in filing due to unexpected chemistry, manufacturing and control issues, delay from third-party contractors or lack of available personnel resources required to complete the BLA application within the expected submission timeline. After we submit a BLA for DAXI, the FDA may refuse to file the application if it determines that the application is not sufficiently complete to permit substantive review. Even if filed by FDA, our BLA may receive a Complete Response Letter identifying deficiencies that must be addressed, rather than an approval. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process.

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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In March 2018, we entered into the 2018 ATM Agreement. Under the 2018 ATM Agreement, we may offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have taken place under the 2018 ATM Agreement as of September 30, 2019. In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for aggregate net proceeds of $107.6 million, after deducting underwriting discounts, commissions and other offering expenses.
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
A relatively small number of existing stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.*
As of September 30, 2019, our directors, executive officers and each of our stockholders who own greater than 5 percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned a majority of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
For the three months ended September 30, 2019, there were no sales of unregistered securities.

Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock awards in connection with our 2014 Equity Incentive Plan.

Period	Total Number of Shares Purchased (i)	Weighted-Average Price Paid per Share (ii)	Total Number of Share Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in thousands)
July 1 through July 31, 2019	2,336	$12.55	—	$—
August 1 through August 31, 2019	2,757	10.90	—	—
September 1 through September 30, 2019	1,671	12.97	—	—
Total	6,764	$11.97	—	$—

(i)	Consists solely of shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock awards.

(ii)	The weighted-average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filling Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
10.1+	Amendment #1 to the Collaboration and License Agreement dated August 22, 2019 between Revance Therapeutics, Inc. and Mylan Ireland Ltd.	—	—	—	—	X
10.2	Separation Agreement effective October 11, 2019 by and between Revance Therapeutics, Inc. and L. Daniel Browne	—	—	—	—	X
10.3	Revance Therapeutics, Inc. Executive Severance Benefit Plan, Amended and Restated effective October 13, 2019	—	—	—	—	X
10.4	Executive Employment Agreement effective October 13, 2019 by and between Revance Therapeutics, Inc. and Mark J. Foley	—	—	—	—	X
10.5	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X

+
Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.

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

REVANCE THERAPEUTICS, INC.

Date: November 4, 2019	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)