Form 10-Q
period 2020-03-31
Revance Therapeutics, Inc.
filed 2020-05-07
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of April 24, 2020: 57,052,046

“Revance Therapeutics,” the Revance logos and other trademarks or service marks of Revance appearing in this quarterly report on Form 10-Q are the property of Revance. This Form 10-Q contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
Unless expressly indicated or the context requires otherwise, the terms “Revance,” “company,” “we,” “us,” and “our,” in this document refer to Revance Therapeutics, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$286,649	$171,160
Short-term investments	224,621	118,955
Prepaid expenses and other current assets	7,171	6,487
Total current assets	518,441	296,602
Property and equipment, net	13,967	14,755
Intangible assets	32,334	—
Operating lease right of use assets	25,961	26,531
Restricted cash	730	730
Other non-current assets	1,494	1,669
TOTAL ASSETS	$592,927	$340,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,709	$8,010
Accruals and other current liabilities	16,178	18,636
Deferred revenue, current portion	10,079	7,911
Operating lease liabilities, current portion	3,627	3,470
Derivative liability	3,042	2,952
Total current liabilities	41,635	40,979
Convertible senior notes	171,305	—
Deferred revenue, net of current portion	46,722	47,948
Operating lease liabilities, net of current portion	24,890	25,870
TOTAL LIABILITIES	284,552	114,797
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of March 31, 2020 and December 31, 2019; 57,026,154 and 52,374,735 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	57	52
Additional paid-in capital	1,213,931	1,069,639
Accumulated other comprehensive income	524	3
Accumulated deficit	(906,137)	(844,204)
TOTAL STOCKHOLDERS’ EQUITY	308,375	225,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$592,927	$340,287
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$58	$278
Operating expenses:
Research and development	39,794	23,995
Selling, general and administrative	21,224	12,910
Total operating expenses	61,018	36,905
Loss from operations	(60,960)	(36,627)
Interest income	1,491	1,570
Interest expense	(2,148)	—
Changes in fair value of derivative liability	(90)	(92)
Other expense, net	(126)	(155)
Loss before income taxes	(61,833)	(35,304)
Income tax provision	(100)	—
Net loss	(61,933)	(35,304)
Unrealized gain and adjustment on securities included in net loss	521	78
Comprehensive loss	$(61,412)	$(35,226)
Basic and diluted net loss	$(61,933)	$(35,304)
Basic and diluted net loss per share	$(1.15)	$(0.85)
Basic and diluted weighted-average number of shares used in computing net loss per share	53,868,036	41,598,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—
Common Stock
Balance — Beginning of period	52,374,735	52	36,975,203	37
Issuance of common stock in connection with the Teoxane Agreement	2,500,000	3	—	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	1,197,054	1	323,026	—
Issuance of common stock in connection with offerings	975,000	1	6,764,705	7
Issuance of common stock upon exercise of stock options and warrants	52,352	—	2,824	—
Net settlement of restricted stock awards for employee taxes	(72,987)	—	(61,100)	—
Balance — End of period	57,026,154	57	44,004,658	44
Additional Paid-In Capital
Balance — Beginning of period	—	1,069,639	—	830,368
Issuance of common stock in connection with the Teoxane Agreement	—	43,397	—	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	—	(1)	—	—
Issuance of common stock in connection with offerings, net of issuance costs of $44 and $521, respectively	—	15,536	—	107,572
Issuance of common stock upon exercise of stock options and warrants	—	572	—	18
Equity component of convertible senior notes, net of transaction costs of $3,583	—	108,510	—	—
Stock-based compensation	—	6,544	—	4,159
Capped call transactions	—	(28,865)	—	—
Net settlement of restricted stock awards for employee taxes	—	(1,401)	—	(1,049)
Balance — End of period	—	1,213,931	—	941,068
Other Accumulated Comprehensive Gain (Loss)
Balance — Beginning of period	—	3	—	(8)
Unrealized gain and adjustment on securities included in net loss	—	521	—	78
Balance — End of period	—	524	—	70
Accumulated Deficit
Balance — Beginning of period	—	(844,204)	—	(684,775)
Net loss	—	(61,933)	—	(35,304)
Balance — End of period	—	(906,137)	—	(720,079)
Total Stockholders’ Equity	57,026,154	$308,375	44,004,658	$221,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,933)	$(35,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash in-process research and development	11,184	—
Stock-based compensation	6,544	4,159
Amortization of debt discount and issuance costs	1,505	—
Depreciation and amortization	739	628
Amortization of discount on investments	(513)	(649)
Other non-cash operating activities	371	88
Changes in operating assets and liabilities:
Accounts receivable	—	27,000
Prepaid expenses and other current assets	(467)	(1,018)
Operating lease right of use assets	570	(3,440)
Other non-current assets	175	101
Accounts payable	789	(3,736)
Accruals and other liabilities	(2,373)	(2,298)
Deferred revenue	942	(278)
Operating lease liabilities	(822)	3,333
Net cash used in operating activities	(43,289)	(11,414)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(159,412)	(127,357)
Purchases of property and equipment	(539)	(1,084)
Purchase of intangible assets	(118)	—
Proceeds from maturities of investments	54,500	25,000
Net cash used in investing activities	(105,569)	(103,441)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	287,500	—
Proceeds from issuance of common stock in connection with offerings, net of commissions and discount	15,581	108,100
Proceeds from the exercise of stock options and common stock warrants	572	18
Payment of capped call transactions	(28,865)	—
Payment of convertible senior notes transaction costs	(8,703)	—
Net settlement of restricted stock awards for employee taxes	(1,401)	(1,049)
Payment of offering costs	(337)	(201)
Net cash provided by financing activities	264,347	106,868
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	115,489	(7,987)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	171,890	73,986
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$287,379	$65,999
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of common stock in connection with the Teoxane Agreement	$43,400	$—
Accrued transaction costs on convertible senior notes	$487	$—
Property and equipment purchases included in accounts payable and accruals	$247	$1,108
Accrued offering costs	$—	$320
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies
The Company
Revance Therapeutics, Inc is a biotechnology company, developing new innovations in neuromodulators for aesthetic and therapeutic indications. Our lead product candidate, DaxibotulinumtoxinA for Injection, combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines. In November 2019, we submitted the Biologics License Application (“BLA”) to the United States (the “U.S.”) Food and Drug Administration (the “FDA”) for DaxibotulinumtoxinA for Injection in the treatment of moderate to severe glabellar (frown) lines. The FDA accepted the BLA on February 5, 2020, and the Prescription Drug User Fee Act (“PDUFA”) target action date is November 25, 2020. We are also evaluating DaxibotulinumtoxinA for Injection in upper facial lines - glabellar lines, forehead lines and crow’s feet combined -- as well as in three therapeutic indications -- cervical dystonia, adult upper limb spasticity and plantar fasciitis. Beyond DaxibotulinumtoxinA for Injection, we have begun development of a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane SA (“Teoxane”), pursuant to which Teoxane granted us with the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® (RHA®) dermal fillers. We are dedicated to making a difference by transforming patient experiences.
Since inception, we have devoted substantially all of our efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the biosimilar to BOTOX®, and preparing the commercial launch of Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers. We have incurred losses and negative cash flows from operations. We have not generated product revenue to date, and will continue to incur significant research and development and other expenses related to our ongoing operations.
For three months ended March 31, 2020, we had a net loss of $61.9 million. As of March 31, 2020, we had a working capital surplus of $476.8 million and an accumulated deficit of $906.1 million. In recent years, we have funded our operations primarily through a combination of issuance and sale of common stock and issuance of convertible senior notes. As of March 31, 2020, we had capital resources of $511.3 million consisting of cash, cash equivalents, and short-term investments. We believe that our existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-Q, and may identify additional capital resources to fund our operations.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.
Our condensed consolidated balance sheets for the year ended December 31, 2019 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2020, or any other future period. Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”), on February 26, 2020.
Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with U.S. GAAP. We operate in one segment.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Principles of Consolidation
Our condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, deferred revenue classification, accruals including clinical trial costs, stock-based compensation, fair value of derivative liability, fair value of the liability component of the convertible senior notes, allocation of purchase consideration of asset acquisitions, and accounting for income taxes. We base these estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances. The worldwide continued spread of COVID-19 has caused a global slowdown of economic activity which has decreased demand for a broad variety of goods and services, including from our potential customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. We are unable to predict the future effect resulting from the COVID-19 pandemic on, for instance, paused clinical trials and revised product launch timing. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.
Intangible Assets
Intangible assets acquired in asset acquisition are stated at cost, less accumulated amortization on the condensed consolidated balance sheets, and are amortized on a ratable basis over their useful life. Assets acquired as part of an asset acquisition that are considered to be in-process research and development are immediately expensed unless there is an alternative future use in other research and development projects.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted ASU 2018-15 on January 1, 2020 on a prospective basis.
Recent Accounting Pronouncements
The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

2. Revenue
Mylan Collaboration and License Agreement
Agreement Terms
We entered into a collaboration agreement with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V. (“Mylan”) in February 2018 (the “Mylan Collaboration”), pursuant to which we agreed to collaborate with Mylan exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. In August 2019, the Mylan Collaboration was amended to, among other things, revise the period of time for Mylan to decide whether to continue the development and commercialization of the biosimilar beyond the initial development plan (the “Continuation Decision”) to be on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that we provide Mylan with certain deliverables. On May 1, 2020, we announced that we are continuing discussions with Mylan regarding whether or not Mylan plans to move forward with the biosimilar program.
Under the Mylan Collaboration, Mylan has paid us an aggregate of $30 million in non-refundable upfront fees, and the agreement provides for additional contingent payments of up to $100 million in the aggregate, upon the achievement of specified clinical and regulatory (i.e., a biosimilar biological pathway) milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. The contingent payments would be payable after the Continuation Decision and upon meeting certain milestones.
Revenue Recognition
In accordance with ASC 606, transaction price is defined as the amount of consideration to which an entity expects to be entitled in exchange for promised goods or services to a customer. We estimated the transaction price for the Mylan Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Mylan. Other than the upfront payment, all other milestones and consideration we may earn under the Mylan Collaboration are subject to uncertainties related to development achievements, Mylan’s rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Mylan Collaboration. We re-evaluate the transaction price at each reporting period. As of March 31, 2020, the transaction price allocated to the unfulfilled performance obligations is $106.8 million.
We recognize revenue and estimate deferred revenue based on the cost of services incurred over the total estimated cost of services to be provided for the development period. For revenue recognition purposes, the development period is estimated to extend through 2024. It is possible that this period will change and is assessed at each reporting date.
For the three months ended March 31, 2020 and 2019, we recognized revenue related to development services of $0.1 million and $0.3 million, respectively. As of March 31, 2020 and December 31, 2019, we estimated short-term deferred revenue of $10.1 million and $7.9 million, respectively; and long-term deferred revenue of $15.7 million and $18.0 million, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Fosun License Agreement
Agreement Terms
In December 2018, we entered into a license agreement (the “Fosun License Agreement”) with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun”), whereby we have granted Fosun the exclusive rights to develop and commercialize our proprietary DaxibotulinumtoxinA for Injection in mainland China, Hong Kong and Macau (the “Fosun Territory”) and certain sublicense rights.
Under the Fosun License Agreement, in January 2019 we received a non-refundable upfront payment of $30.0 million, net of foreign withholding tax of $3.0 million. We are also eligible to receive (i) additional contingent payments of up to $230.5 million upon the achievement of specified milestones based on (a) the submission and approval of biologics license applications (“BLAs”) for certain aesthetic and therapeutic indications and (b) first calendar year net sales, and (ii) tiered royalty payments in low double digit to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory. In March 2020, we received from Fosun a milestone payment of $1.0 million, before foreign withholding tax of $0.1 million, for the acceptance of the BLA submission to the FDA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of March 31, 2020, the transaction price allocated to unfulfilled performance obligation is $31.0 million.
No revenue has been recognized from the Fosun License Agreement for the three months ended March 31, 2020 and 2019. Substantially all payments received to date were included in long-term deferred revenue as of March 31, 2020 and December 31, 2019.
3. Cash Equivalents and Short-Term Investments
Our cash equivalents and short-term investments consist of money market funds, U.S. treasury securities, U.S. government agency obligations, commercial paper, and overnight repurchase agreements which are classified as available-for-sale securities.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table is a summary of amortized cost, unrealized gains and losses, and fair value of our cash equivalents and short-term investments:

	March 31, 2020			December 31, 2019
		Unrealized			Unrealized
in thousands	Cost	Gains	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$179,031	$—	$179,031	$136,258	$—	$—	$136,258
U.S. treasury securities	30,124	182	30,306	48,349	6	—	48,355
U.S. government agency obligations	159,634	342	159,976	5,993	2	(5)	5,990
Commercial paper	140,320	—	140,320	77,082	—	—	77,082
Overnight repurchase agreements	—	—	—	15,001	—	—	15,001
Total cash equivalents and available-for-sale securities	$509,109	$524	$509,633	$282,683	$8	$(5)	$282,686

Classified as:
Cash equivalents			$285,012				$163,731
Short-term investments			224,621				118,955
Total cash equivalents and available-for-sale securities			$509,633				$282,686

As of March 31, 2020 and December 31, 2019, we have no other-than-temporary impairments on our available-for-sale securities and the contractual maturities of the available-for-sale securities are less than one-year.
4. Filler Distribution Agreement
In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane SA (“Teoxane”), pursuant to which Teoxane granted us with the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® (“RHA®”) dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to i) RHA® 2, RHA® 3 and RHA® 4 which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds, including RHA® 2, RHA® 3 and RHA® 4 in the currently approved indications, ii) RHA® 1, which is currently in clinical trials for the treatment of perioral rhytids , and iii) future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® dermal fillers”) in the U.S. and U.S. territories and possessions. The Teoxane Agreement will be effective for a term of ten years upon product launch and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations and certain minimum expenditure requirements, which are discussed in Note 10.
If Teoxane pursues regulatory approval for RHA® dermal fillers for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We will also have a right of first negotiation with respect to any cosmeceutical products that Teoxane wishes to distribute in the U.S, and Teoxane will have a right of first negotiation in connection with the distribution of DaxibotulinumtoxinA for Injection for aesthetic use, outside the U.S. and U.S. territories where Teoxane has an affiliate.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The Teoxane Agreement is accounted for as an asset acquisition for the distribution rights of various approved and unapproved products and indications. The aggregate purchase consideration for the distribution rights is $43.5 million, consisting of the fair value of the 2,500,000 shares transferred to Teoxane and transaction costs. The purchase consideration is allocated to the underlying groups of approved and unapproved products based on their relative fair values, of which $11.2 million is allocated to certain unapproved products and future innovations, or in-process research and development assets, and is recognized as research and development expense on the condensed consolidated statements of operations and comprehensive loss. The remaining purchase consideration is allocated to the currently approved products and indications, and is recognized as an intangible asset on the condensed consolidated balance sheets. The intangible asset will be amortized over approximately 4 years commencing upon the first delivery of the RHA® dermal fillers products from Teoxane.
The following table summarized the distribution rights:

	March 31, 2020
(in thousands)	Initial Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights to approved products and indications	$32,334	$—	$32,334

5. Derivative Liability
In 2012, we entered into a settlement agreement in which we are obligated to pay $4.0 million upon achieving regulatory approval for DaxibotulinumtoxinA for Injection or DaxibotulinumtoxinA Topical. We determined that such payment was a derivative instrument that requires fair value accounting as a liability and periodic fair value remeasurements until settled. The fair value of the derivative liability was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor.
As of March 31, 2020, the fair value of the derivative liability was $3.0 million, which was measured using a term of 0.7 years based on an expected BLA approval in 2020, a risk-free rate of 0.2% and a credit risk adjustment of 7.5%. As of December 31, 2019, the fair value of the derivative liability was $3.0 million, which was measured using a term of 0.9 years based on an expected BLA approval in 2020, a risk-free rate of 1.6% and a credit risk adjustment of 7.5%.
6. Leases
We have non-cancelable operating leases for facilities for research, manufacturing, and administrative functions, and equipment operating leases. As of March 31, 2020, the weighted average remaining lease term is 6.8 years. The monthly payments for the facility lease escalate over the facility lease term with the exception of a decrease in payments at the beginning of 2022. We have options to extend the facility operating leases for up to 14.0 years. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
The operating lease costs are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating lease cost	$1,425	$1,343
Variable lease cost (1)	77	290
Total operating lease costs	$1,502	$1,633

(1)	Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

As of March 31, 2020, maturities of the Company’s operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2020 remaining nine months	$5,057
2021	6,942
2022	5,464
2023	5,557
2024	5,733
2025 and thereafter	12,226
Total operating lease payments	40,979
Less imputed interest (1)	(12,462)
Present value of operating lease payments	$28,517

(1)
Our lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of 12.0%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.

Supplemental cash flow information related to the operating leases was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,677	$1,450
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,890

7. Convertible Senior Notes
On February 14, 2020, we issued convertible senior notes that are due in 2027 (the “2027 Notes”) with an aggregate principal balance of $287.5 million, pursuant to an indenture, dated February 14, 2020, between Revance and U.S. Bank National Association, as trustee (the “Indenture”). The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. A portion of the net proceeds from the 2027 Notes were used to purchase the capped call transactions described below and the remainder will be used to fund expenses associated with commercial launch activities for both the RHA® dermal fillers and, if approved, DaxibotulinumtoxinA for Injection for glabellar lines, research and development, and other corporate activities.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The 2027 Notes may be converted at any time by the holders prior to the close of business on the business day immediately preceding November 15, 2026 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2027 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
The conversion rate will initially be 30.8804 shares of our common stock per $1,000 principal amount of the 2027 Notes (equivalent to an initial conversion price of approximately $32.38 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event or notice of redemption, as the case may be.
We may not redeem the 2027 Notes prior to February 20, 2024. We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2027 Notes.
If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the 2027 Notes, we separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was $175.4 million, which was calculated by using a discount rate of 9.5%, which was estimated to be our borrowing rate on the issuance date for a similar debt instrument without the conversion feature. The carrying amount of the equity component was $112.1 million, which represents the conversion option, and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component of the 2027 Notes is included in additional paid-in capital in the condensed consolidated balance sheets and will not be subsequently remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the 2027 Notes and the liability component (the “debt discount”) is amortized to interest expense in the condensed consolidated statements of operations and comprehensive loss using the effective interest method over the term of the 2027 Notes.
Total transaction costs for the issuance of the 2027 Notes were $9.2 million, consisting of initial purchasers’ discount, commissions, and other issuance costs. We allocated the total transaction costs proportionally to the liability and equity components. The transaction costs attributed to the liability component were $5.6 million, which were recorded as debt issuance costs (presented as contra debt in our condensed consolidated balance sheets) and are amortized to interest expense in the condensed consolidated statements of operations and comprehensive loss over the term of the 2027 Notes. The transaction costs attributed to the equity component were $3.6 million, which were included in additional paid-in capital.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Interest expense relating to the 2027 Notes in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

Three Months Ended
(in thousands)	March 31, 2020
Contractual interest expense	$643
Amortization of debt discount (1)	1,461
Amortization of debt issuance costs (2)	44
Total interest expense	$2,148

(1)
The effective interest rate on the liability component of the 2027 Notes was 9.5% for the three months ended March 31, 2020, which remained unchanged from the issuance date. As of March 31, 2020, the unamortized debt discount was $110.6 million, and will be amortized over 6.9 years.

(2)	As of March 31, 2020, the unamortized debt issuance cost for the 2027 Notes was $5.6 million on the condensed consolidated balance sheets.
As of March 31, 2020, the convertible senior notes on the condensed consolidated balance sheets represented the carrying amount of the liability component of the 2027 Notes, net of unamortized debt discounts and debt issuance costs, which are summarized as follows:

(in thousands)	March 31, 2020
2027 Notes	$287,500
Less: Unamortized debt discount and debt issuance costs	(116,195)
Carrying amount of 2027 Notes	$171,305

Capped Call Transactions
Concurrently with the 2027 Notes, we entered into capped call transactions with one of the initial purchasers and another financial institution (the “option counterparties”) and used $28.9 million of the net proceeds from the 2027 Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce the potential dilutive effect upon conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes, as the case may be, with such reduction and/or offset subject to a price cap of $48.88 of our common stock per share, which represents a premium of 100% over the last reported sale price of our common stock on February 10, 2020. The capped calls have an initial strike price of $32.38 per share, subject to certain adjustments, which corresponds to the conversion option strike price in the 2027 Notes. The capped call transactions cover, subject to anti-dilution adjustments, approximately 8.9 million shares of our common stock.
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of March 31, 2020, we had not purchased any shares under the capped call transactions.
8. Stockholders’ Equity and Stock-Based Compensation
Common Stock Warrants
As of December 31, 2019, warrants to purchase 34,113 shares of common stock were outstanding at an exercise price of $14.95 per share, which expired in May 2020. In February 2020, warrants to purchase 34,113 shares of common stock were net exercised for 11,134 shares of common stock. As of March 31, 2020, no common stock warrants were outstanding.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

2014 Equity Incentive Plan (the “2014 EIP”)
On January 1, 2020, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 2,094,989 shares. For the three months ended March 31, 2020, 765,675 stock options and 1,261,225 restricted stock awards, including 215,000 performance stock awards, were granted under the 2014 EIP. As of March 31, 2020, 929,364 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the three months ended March 31, 2020, no stock options or restricted stock awards were granted under the 2014 IN. As of March 31, 2020, 246,130 shares were available for issuance under the 2014 IN.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2020, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of March 31, 2020, 1,704,005 shares were available for issuance under the 2014 ESPP.
Net Loss per Share
Our basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, which includes the vested restricted stock awards. The diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, underlying shares of convertible senior notes, outstanding stock options, outstanding common stock warrants, unvested restricted stock awards and performance stock awards, and shares of common stock expected to be purchased under 2014 ESPP are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	March 31,
	2020	2019
Convertible senior notes	8,878,938	—
Outstanding common stock options	5,305,185	4,372,676
Unvested restricted stock awards and performance stock awards	2,799,982	768,770
Shares of common stock expected to be purchased on June 30 under the 2014 ESPP	49,861	35,619
Outstanding common stock warrants	—	34,113

Follow-On Public Offering
In December 2019, we completed a follow-on public offering, pursuant to which we issued 6,500,000 shares of common stock at $17.00 per share for net proceeds of $103.6 million, after underwriting discounts, commissions and other offering expenses. In January 2020, the underwriters exercised their over-allotment option to purchase 975,000 additional shares of common stock at $17.00 per share for net proceeds of $15.6 million, after underwriting discounts, commissions and other offering expenses.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At-The-Market Offering
We are party to a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “2018 ATM Agreement”), under which we may offer and sell common stock having aggregate proceeds of up to $125.0 million through Cantor Fitzgerald as our sales agent. Under the 2018 ATM Agreement, sales of common stock through Cantor Fitzgerald will be made by means of ordinary brokers’ transactions on the Nasdaq or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Cantor Fitzgerald. From time to time, Cantor Fitzgerald may sell the common stock based upon our instructions, and we will pay a commission to Cantor Fitzgerald of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald. For the three months ended March 31, 2020, no common stock was sold under the 2018 ATM Agreement.
Stock-based Compensation
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended March 31,
	2020	2019
Research and development	$2,442	$2,079
Selling, general and administrative	4,102	2,080
Total stock-based compensation	$6,544	$4,159

9. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	March 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$179,031	$179,031	$—	$—
U.S. treasury securities	30,306	30,306	—	—
U.S. government agency obligations	159,976	—	159,976	—
Commercial paper	140,320	—	140,320	—
Total assets measured at fair value	$509,633	$209,337	$300,296	$—

Liabilities
Derivative liability	$3,042	$—	$—	$3,042
Total liabilities measured at fair value	$3,042	$—	$—	$3,042

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
For Level 1 investments, we use quoted prices in active markets for identical assets to determine the fair value. For Level 2 investments, we use quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trade of or quotes on the same or similar securities. We do not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2019	$2,952
Change in fair value	90
Fair value as of March 31, 2020	$3,042

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
The fair value of the 2027 Notes (Note 7) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We carry 2027 Notes at face value less unamortized debt discount and issuance costs on our condensed consolidated balance sheets and present the fair value for disclosure purposes only. As of March 31, 2020, the fair value of the 2027 Notes was $229.5 million.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

10. Commitments and Contingencies
Teoxane Agreement
We are parties to the Teoxane Agreement (Note 4), which will be effective for a term of ten years upon product launch and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term. We are also required to meet certain minimum expenditure requirements in connection with commercialization efforts. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
Other Purchase Commitments
We are parties to a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“Althea”) (the “Althea Services Agreement”), under which Althea provides us a contract development and manufacturing organization, which allows us to have expanded capacity and a second source for drug product manufacturing in order to support a global launch of DaxibotulinumtoxinA for Injection. The initial term of the Althea Services Agreement expires in 2024, unless terminated sooner by either company and we have minimum purchase obligations based on our production forecasts.
Other Contingencies
We are obligated to pay $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”), when a certain regulatory milestone is achieved. As of March 31, 2020, the milestone had not been achieved. We are also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
We entered into an asset purchase agreement (the “BTRX Purchase Agreement”) with Botulinum Toxin Research Associates, Inc. (“BTRX”), under which we are obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events. As of March 31, 2020, a one-time intellectual property development milestone liability of $1.0 million has been recorded in accruals on our condensed consolidated balance sheets.
We entered into an agreement with BioSentinel, Inc. (“BioSentinel”), under which we in-license BioSentinel’s technology and expertise for research, development and manufacturing purposes. We are obligated to pay BioSentinel minimum quarterly use fees and a one-time milestone payment of $0.3 million when regulatory approval is achieved. As of March 31, 2020, the milestone has not been achieved.
Indemnification
We have standard indemnification agreements in the ordinary course of business. Under these indemnification agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to our technology. The term of these indemnification agreements is generally perpetual after the execution of the agreements. The maximum potential amount of future payments we are obligated to pay under these indemnification agreements is not determinable because it involves claims that may be made against us in the future but have not been made. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
We have indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
For the three months ended March 31, 2020, no amounts associated with the indemnification agreements have been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on this Form 10-Q and in conjunction with our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. This Quarterly Report on Form 10-Q and the following discussion and analysis contains forward-looking statements within meaning of within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding the results, timing, costs and completion of our clinical trials and regulatory submissions needed for the approval of DaxibotulinumtoxinA for Injection, including but not limited to, for the treatment of glabellar (frown) lines, forehead lines, lateral canthal lines, upper facial lines (frown lines, forehead lines and lateral canthal lines combined), cervical dystonia, plantar fasciitis, and adult upper limb spasticity in the U.S., Europe and other countries or for the approval of RHA® 1 in the U.S.;

•
the uncertain clinical development process, including the risk that clinical trials may not have an effective design or generate positive results, or that positive results would assure regulatory approval or commercial success of our product candidates;

•
our expectations regarding our future development of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates for other indications, including but not limited to, migraine;

•
our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection, biosimilar or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process, as well as our ability to acquire supplies of RHA® dermal fillers from Teoxane;

•
our plans to research, develop and commercialize our product candidates, including the potential for commercialization by us of DaxibotulinumtoxinA for Injection, if approved; our expectations regarding the potential market size, opportunity and growth potential for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved for commercial use;

•	our belief that DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates can expand overall demand for botulinum toxin;

•
that we may not obtain the anticipated financial and other benefits of the Teoxane Agreement with Teoxane Teoxane, including our ability to realize anticipated synergies and successfully commercialize Teoxane’s RHA® dermal fillers;

•	the commercial acceptance and potential of Teoxane’s RHA® dermal fillers, including market size and anticipated adoption rates;

•	status of commercial collaborations, including collaboration agreement with Mylan’s continuation decision with respect to our collaboration agreement and the timing thereof;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;

•	our ability to successfully commercialize our product candidates and the timing of commercialization activities;

•	our ability to manufacture in our facility and to scale up our manufacturing capabilities and those of future third-party manufacturers if our product candidates are approved;

•	unanticipated costs or delays in research, development and commercialization efforts;

•	estimates of our expenses, future revenue, and capital requirements;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, and strategic plans for our business, product candidates and technology;

•	our ability to achieve market acceptance of our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;

•	unanticipated costs or delays in research;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to establish collaborations or obtain funding for our operations;

•	our financial performance, including future revenue targets;

•	developments and projections relating to our competitors and our industry; and

•
the impact of the COVID-19 pandemic on our manufacturing operations, supply chain, business operations, commercialization efforts, end user demand for our products, clinical trials and other aspects of our business.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk factors” in this Form 10-Q and the documents incorporated by reference herein. We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances described in this Form 10-Q and the documents incorporated by reference herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements contained or incorporated by reference in this offering memorandum and the documents incorporated by reference herein.
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

You should read this in this Form 10-Q, together with the information incorporated herein by reference, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Revance Therapeutics, Inc is a biotechnology company, developing new innovations in neuromodulators for aesthetic and therapeutic indications. Our lead product candidate, DaxibotulinumtoxinA for Injection, combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines. In November 2019, we submitted the BLA to the U.S. FDA for DaxibotulinumtoxinA for Injection in the treatment of moderate to severe glabellar (frown) lines. The FDA accepted the BLA on February 5, 2020, and the PDUFA target action date is November 25, 2020. If the BLA is approved on or by the target action date, we plan to initiate commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020. We are also evaluating DaxibotulinumtoxinA for Injection in upper facial lines - glabellar lines, forehead lines and crow’s feet combined -- as well as in three therapeutic indications -- cervical dystonia, adult upper limb spasticity and plantar fasciitis. Beyond DaxibotulinumtoxinA for Injection, we have begun development of a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. In January 2020, we entered into the Teoxane Agreement with Teoxane, pursuant to which Teoxane granted us with the exclusive right to import, market, promote, sell and distribute Teoxane’s line of RHA® dermal fillers. We are dedicated to making a difference by transforming patient experiences.
Impact of the COVID-19 Pandemic on Our Operations
On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the U.S. declared a national emergency with respect to the coronavirus pandemic. This pandemic has severely affected global economic activity, and many countries and many states in the U.S. have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel.
The health and safety of the Revance team, their families and our communities remains our top priority. As a response to COVID-19 pandemic, we curtailed employee travel and implemented a corporate work from home policy in March 2020. We continue to monitor the situation and will gradually resume normal operations once it is prudent to do so, and in compliance with all Federal, State, and local laws. In the meantime, we have adopted remote working tools to minimize the disruption to the achievement of our goals and objectives.
The COVID-19 pandemic may negatively affect our supply chain, end user demand for our products, our ability to obtain approval of product candidates from the FDA or other regulatory authorities and our commercialization activities. For instance, the product supply of RHA® dermal fillers was delayed by distribution partner, Teoxane SA, as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and has projected to deliver the RHA® dermal fillers to us in June 2020.
 As a result, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by at least one quarter and the hiring time frame for building our sales force has been adjusted to coincide with product availability. In addition, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products.
Our clinical trials may also be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Currently, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial is paused due to challenges in subject assessments during time of required social distancing. COVID-19 pandemic may delay enrollment in our global clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our supply chains, end user demand for our products, healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations.
Neuromodulator Pipeline
To ensure proper clinical trial coordination and completion, in line with the FDA-issued guidance of March 18, 2020 on the Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic, we are evaluating and implementing risk-based approaches for remote clinical trial monitoring and activities, including remote patient assessment, for those subjects who cannot physically visit clinic sites, to ensure the full completion of trials.
DaxibotulinumtoxinA for Injection - Aesthetics
Glabellar lines. In December 2018, we announced top-line results for the SAKURA 3 open-label, long-term safety study. DaxibotulinumtoxinA for Injection appeared to be generally well-tolerated with no new tolerability or safety concerns reported. We submitted the BLA in November 2019. The FDA accepted the BLA on February 5, 2020, and the PDUFA target action date is November 25, 2020. If the BLA is approved on or by the target action date, we plan to initiate commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020.
The FDA has not informed us of any changes to its PDUFA date and we continue to assist the FDA with its review. As we have a U.S. based manufacturing facility and manufacture our drug substance and drug product in Newark, California, we do not anticipate any supply chain issues related to the production of DaxibotulinumtoxinA for Injection and expect to have drug product on time for commercial launch, subject to product approval.
Forehead lines. In January 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate treatment of moderate or severe dynamic forehead lines in conjunction with treatment of the glabellar complex. The objective is to understand the potential dosing and injection patterns of DaxibotulinumtoxinA for Injection in other areas of the upper face in addition to the lead indication in glabellar lines. We completed enrollment for the study in July 2019 and had all subjects dosed and past the primary endpoint at the time the COVID-19 situation escalated in the U.S. We expect to release top-line results in second quarter of 2020.
Lateral canthal lines. In March 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe lateral canthal lines. The objective is to understand the potential dosing of DaxibotulinumtoxinA for Injection in the lateral canthal area. We completed enrollment for the study in August 2019 and had all subjects dosed and past the primary endpoint at the time the COVID-19 situation escalated in the U.S. We expect to release top-line results in second quarter of 2020.
Upper Facial Lines. In December 2019, we initiated a new multicenter, open-label Phase 2 trial for treatment of the upper facial lines -- glabellar (frown), lateral canthal (crow’s feet), and forehead lines combined -- to understand the safety and efficacy, including potential dosing and injection patterns, of DaxibotulinumtoxinA for Injection, covering the upper facial lines. This trial is in addition to the existing open-label Phase 2 clinical trials that the company has already fully enrolled in forehead lines and crow’s feet. We completed enrollment this quarter with all subjects dosed. As a result of the COVID-19 pandemic, the timing of the top-line results release, originally expected in fourth quarter, is subject to change.
DaxibotulinumtoxinA for Injection - Therapeutics
Cervical dystonia (ASPEN). In June 2018, we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program based on the Phase 2 safety and efficacy results and guidance from the FDA and European Medicines Agency (“EMA”). The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults including a randomized, double-blind, placebo-controlled, parallel group trial (ASPEN-1), and an open-label, long-term safety trial (ASPEN-OLS). We completed the ASPEN-1 enrollment in October 2019 with all subjects dosed and past the primary endpoint visit, and expect to release topline results in the second half of 2020. The target number for enrollment for ASPEN-OLS has been met and the trial is ongoing.

Adult upper limb spasticity (JUNIPER). In December 2018, we initiated a Phase 2 trial for the treatment of adult upper limb spasticity (JUNIPER). This is a randomized, double-blind, placebo-controlled, parallel group, dose-ranging trial to evaluate the efficacy and safety of DaxibotulinumtoxinA for Injection for the treatment of upper limb spasticity in adults after stroke or traumatic brain injury. Enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial is paused due to challenges in subject assessments during time of required social distancing. We will provide a new date for expected full enrollment after the trial is reopened and an enrollment trajectory is established.
Plantar fasciitis. We initiated our current Phase 2 trial in December 2018. The Phase 2 prospective, randomized, double-blind, multi-center, placebo-controlled study was designed to evaluate the safety and efficacy of two doses of administration of our investigational drug candidate DaxibotulinumtoxinA for Injection in reducing the signs and symptoms of plantar fasciitis. We completed Phase 2 trial enrollment in December 2019 with all subjects dosed and past the primary endpoint. We expect to release top-line results in the second half of 2020.
Migraine. As part of our 2020 planning process, we decided to adjust the initiation of migraine clinical trials this year and will re-evaluate the timing next year as part of our 2021 planning cycle.
Teoxane’s Resilient Hyaluronic Acid®(RHA®) Technology and Launch
In January 2020, we entered into the Teoxane Agreement with Teoxane, pursuant to which Teoxane granted us with the exclusive right to import, market, promote, sell and distribute Teoxane’s line of RHA dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to i) RHA® 2, RHA® 3 and RHA® 4 which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds, including RHA® 2, RHA® 3 and RHA® 4 in the currently approved indications, ii) RHA® 1, which is currently in clinical trials for the treatment of perioral rhytids and is anticipated to be approved by the FDA in 2021, and iii) future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® dermal fillers”) in the U.S. and U.S. territories and possessions. The Teoxane Agreement will be effective for a term of ten years upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term. We are also required to meet certain minimum expenditure requirements in connection with commercialization efforts. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
As of mid-March, product supply of RHA® dermal fillers was delayed due to Teoxane’s temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at end of April 2020 and has projected to deliver to deliver the RHA® dermal fillers to us in June 2020. We have adjusted our plan accordingly to build out a U.S. commercial organization and to introduce the FDA-approved RHA® dermal fillers in the U.S. in the third quarter of 2020. Our plan to launch RHA® dermal fillers in the U.S. is subject to change based on Teoxane’s ability to resume production with regard to COVID-19 pandemic containment and recovery in France and Switzerland. The term of the Teoxane agreement does not begin until launch.
Mylan and OnabotulinumtoxinA Biosimilar
In August 2019, the Mylan Collaboration was amended to, among other things, revise the period of time for the Continuation Decision to be on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that we provide Mylan with certain deliverables. On May 1, 2020, we announced that we are continuing discussion with Mylan regarding whether or not Mylan plans to move forward with the biosimilar program. We expect a decision by the end of May 2020. We will issue an update on the path forward for the program once Mylan’s decision has been reached.
Convertible Senior Notes
On February 14, 2020, we issued the 2027 Notes with an aggregate principal balance of $287.5 million, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. We may not redeem the 2027 Notes prior to February 20, 2024, and no sinking fund is provided for the 2027 Notes. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 7—Convertible Senior Notes” for details of the convertible senior notes.
Follow-On Public Offering
In December 2019, we completed a follow-on public offering, pursuant to which we issued 6,500,000 shares of common stock at $17.00 per share for net proceeds of $103.6 million, after underwriting discounts, commissions and other offering expenses. In January 2020, the underwriters exercised their over-allotment option to purchase 975,000 additional shares of common stock at $17.00 per share for net proceeds of $15.6 million, after underwriting discounts, commissions and other offering expenses.
Results of Operations
Revenue
For the three months ended March 31, 2020, our total revenue decreased $0.2 million or 79%, compared to the same periods in 2019, due to relative effort and timing of the initial development activities from the Mylan Collaboration.
Operating Expenses
Our operating expenses consist of research and development expenses and selling, general and administrative expenses. The largest component of our operating expenses is our personnel costs including stock-based compensation. We expect our operating expenses to increase in the near term as we prepare to commercialize the Teoxane RHA® dermal fillers in the U.S. and, if the BLA is approved on or before the PDUFA target action date, DaxibotulinumtoxinA for Injection for treatment of glabellar lines, initiate and complete additional clinical trials and associated programs related to DaxibotulinumtoxinA for Injection for the treatment cervical of dystonia, plantar fasciitis, adult upper limb spasticity, and any future new indications, and our biosimilar product candidate.
Research and Development Expenses
We recognize research and development expenses as they are incurred. Since our inception, we have focused on our clinical development programs and the related research and development. Since 2002, we have been developing one or more of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, and our biosimilar product candidate and have typically shared our employees, consultants and infrastructure resources across all programs. We believe that the strict allocation of costs by product candidate would not be meaningful, therefore, we generally do not track these costs by product candidates.
Research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions, including stock-based compensation;

•
expenses related to the initiation and completion of clinical trials and studies for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical and our biosimilar candidate, including expenses related to production of clinical supplies;

•
fees paid to clinical consultants, contract research organizations (“CROs”) and other vendors, including all related fees for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	other consulting fees paid to third parties;

•	expenses related to establishment and maintenance of our own manufacturing facilities;

•	expenses related to the manufacture of drug substance and drug product supplies for ongoing and future preclinical and clinical trials and other pre-commercial supplies;

•	expenses to support our product development and establish manufacturing capabilities to support potential future commercialization of any products for which we may obtain regulatory approval;

•	expenses related to license fees and milestone payments under in-licensing agreements;

•	expenses related to compliance with drug development regulatory requirements in the U.S., the European Union and other foreign jurisdictions;

•	depreciation and other allocated expenses; and

•	charges from asset acquisition related to in-process research and development.
Our research and development expenses are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect to maintain our research and development efforts as we continue our clinical development of DaxibotulinumtoxinA for Injection for the treatment of facial wrinkles and other neuroscience indications, such as cervical dystonia, plantar fasciitis, adult upper limb spasticity, and migraine, any future new indications, and our biosimilar product candidate or if the FDA requires us to conduct additional clinical trials for approval.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.
Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Clinical and regulatory	$14,688	$12,367	19%
In-process research and development	11,184	—	N/M
Manufacturing and quality	9,387	7,362	28%
Other research and development expenses	2,093	2,187	(4)%
Stock-based compensation	2,442	2,079	17%
Total research and development expenses	$39,794	$23,995	66%
N/M - Not meaningful
Clinical and regulatory
Clinical and regulatory expenses include personnel costs, external clinical trial costs for clinical sites, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of DaxibotulinumtoxinA for Injection. For the three months ended March 31, 2020 and 2019, clinical and regulatory costs totaled $14.7 million, or 37%, and $12.4 million, or 52%, respectively, of the total research and development expenses for the respective periods.
For the three months ended March 31, 2020, clinical and regulatory expenses increased by $2.3 million, or 19%, compared to the same period in 2019. This increase is primarily due to increased expenses related to hiring additional personnel and outside services to support new and continuing clinical trials. We expect to maintain our clinical and regulatory expenses in the near term as we initiate and complete clinical trials and other associated programs related to DaxibotulinumtoxinA for Injection for the treatment forehead lines, lateral canthal lines, cervical dystonia, plantar fasciitis, and adult upper limb spasticity. We expect a temporary decrease in clinical costs in the near future as a result of pausing JUNIPER and other related activities due to our response to the COVID-19 pandemic.
In-process research and development
In connection with the Teoxane Agreement, $11.2 million of the aggregate purchase consideration is recognized as in-process research and development that are related to certain products and indications not approved by the FDA.
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug product used in our research and development of DaxibotulinumtoxinA for Injection. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our product to support quality control and assurance activities. These expenses do not include clinical expenses associated with the development of DaxibotulinumtoxinA for Injection. For the three months ended March 31, 2020 and 2019, manufacturing and quality expenses were $9.4 million, or 24%, and $7.4 million, or 31%, respectively, of the total research and development expenses for the respective periods.
For the three months ended March 31, 2020, manufacturing and quality expenses increased by $2.0 million, or 28%, compared to the same period in 2019, primarily due to increased expenses related to manufacturing and quality activities, and hiring additional personnel. We expect to increase our manufacturing and quality efforts as we approach commercialization for the potential launch of DaxibotulinumtoxinA for Injection despite certain disruptions related to the COVID-19 pandemic.Certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs after the potential approval of DaxibotulinumtoxinA for Injection is obtained.
Other research and development expenses
Other research and development expenses include expenses for personnel, contract research organizations, consultants, raw materials, and lab supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection and our biosimilar product candidate. For the three months ended March 31, 2020 and 2019, other research and development expenses were $2.1 million, or 5%, and $2.2 million, or 9%, respectively, of the total research and development expenses for the respective periods.
For the three months ended March 31, 2020, other research and development expenses decreased by $0.1 million, or 4%, compared to the same period in 2019, primarily due to decreased expenses related to the initial development activities from the Mylan Collaboration, which was completed in February 2019. The level of effort related to the biosimilar development program in 2020 may depend on Mylan’s Continuation Decision.
In August 2019, the Mylan Collaboration was amended to, among other things, revise the period of time for the Continuation Decision to be on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that we provide Mylan with certain deliverables. On May 1, 2020, we announced that we are continuing discussions with Mylan regarding whether or not Mylan plans to move forward with the biosimilar program.
Stock-based compensation
For the three months ended March 31, 2020, stock-based compensation included in research and development expenses increased by $0.4 million, or 17%, compared to the same periods in 2019, primarily due to increased employee headcount.
Selling, general and Administrative Expenses
Selling, general and administrative expenses consist primarily the following:

•	RHA® dermal fillers pre-commercial sales and marketing activities and compensation costs of our sales force hired to date;

•	other RHA® and DaxibotulinumtoxinA for Injection pre-commercial activities including market research and public relations;

•	personnel and service costs in our finance, information technology, commercial, investor relations, legal, human resources, and other administrative functions, including stock-based compensation; and

•	professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents.
We expect that our selling, general and administrative expenses will increase with the launch of the RHA® dermal fillers and, if approved, the commercialization of DaxibotulinumtoxinA for Injection.
Our selling, general and administration expenses are summarized as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Selling, general and administrative expenses before stock-based compensation	$17,122	$10,830	58%
Stock-based compensation	4,102	2,080	97%
Total selling, general and administrative expenses	$21,224	$12,910	64%
Selling, general and administrative expenses before stock-based compensation
For the three months ended March 31, 2020, selling, general and administrative expenses increased by $6.3 million, or 58%, compared to the same period in 2019, primarily due to ramp up in pre-commercial activities, increased personnel in commercial and administrative functions, and costs related to professional services in preparation for the launch of Teoxane’s RHA® dermal fillers and, if approved, DaxibotulinumtoxinA for Injection.
We expect selling, general and administrative expenses to ramp-up for the planned commercial activities in the near future. With the revised launch plan for the RHA® dermal fillers mentioned above, the planned activities and related costs are shifted by approximately one quarter from the second quarter to the third quarter of 2020, but the expenses are not expected to decrease as a result of the delay.
Stock-based compensation
For the three months ended March 31, 2020, stock-based compensation included in selling, general and administrative expenses increased by $2.0 million, or 97%, compared to the same period in 2019, primarily due to increased employee headcount, and the stock-based compensation expense for the performance stock awards which were granted starting in the fourth quarter of 2019.
Net Non-Operating Income and Expense
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense includes cash and non-cash components. The cash component of the interest expense represents the contractual interest charges for our convertible senior notes. The non-cash component of the interest expense represents the amortization of the debt discount issuance costs for our convertible senior notes issued in February 2020. For the three months ended March 31, 2020, interest expense of $2.1 million was from the 2027 Notes issued in February 2020.
Change in Fair Value of Derivative Liability
The derivative liability on our condensed consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of derivative liability until we make the payment.

Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Our net non-operating income and expense are summarized as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Interest income	$1,491	$1,570	(5)%
Interest expense	(2,148)	—	N/M
Change in fair value of derivative liability	(90)	(92)	(2)%
Other expense, net	(126)	(155)	(19)%
Total net non-operating income (expense)	$(873)	$1,323	(166)%
N/M - Not meaningful
Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	March 31, 2020	December 31, 2019	Increase
Cash, cash equivalents, and short-term investments	$511,270	$290,115	$221,155
Working Capital	$476,806	$255,623	$221,183
Stockholders’ Equity	$308,375	$225,490	$82,885
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
As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents and short-term investments of $511.3 million and $290.1 million, respectively, which represented an increase of $221.2 million. The increase was primarily due to the proceeds from issuance of convertible senior notes of $287.5 million, the issuance of common stock in connection with the offering, net of commissions and discount, of $15.6 million. These increases were primarily offset by cash used in operating activities of $43.3 million, payment of capped call transactions of $28.9 million and payments of offering costs and convertible senior notes transaction costs of $9.0 million.

We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Form 10-Q:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(43,289)	$(11,414)
Investing activities	$(105,569)	$(103,441)
Financing activities	$264,347	$106,868
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
For the three months ended March 31, 2020, net cash used in operating activities was $43.3 million, which was primarily due to approximately $15 million of investing in our personnel and talent retention; approximately $12 million in professional services and consulting; approximately $11 million in clinical trials; $4 million in rent, supplies and utilities; and $4 million in legal and other expenditure; offset by $1.5 million in interest income from our cash, cash equivalent and short-term investments, and $0.9 million payment received from Fosun.
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
Cash Flows from Investing Activities
For the three months ended March 31, 2020 and 2019, net cash used in investing activities was primarily due to fluctuations in the timing purchases and maturities of investments, purchases of property and equipment, and in 2020, the purchase of intangible assets.
Cash Flows from Financing Activities
For the three months ended March 31, 2020, net cash provided by financing activities was driven by proceeds from issuance of the 2027 Notes (as described below), proceeds from the issuance of common stock in connection with the offering (as described below), net of commissions and discount, and proceeds from the exercise of stock options and common stock warrants. The inflows were offset by payment of capped call transactions, payments of offering costs and convertible senior notes transaction costs, and net settlement of restricted stock awards for employee taxes. For the three months ended March 31, 2019, net cash provided by financing activities was primarily driven by proceeds from the issuance of common stock in connection with the offering, net of commissions and discount, proceeds from the exercise of stock options, offset by net settlement of restricted stock awards for employee taxes and payment of offering cost.
Follow-On Public Offering
During December 2019 and January 2020, we completed a follow-on public offering of an aggregate of 7,475,000 shares of common stock at $17.00 per share including the exercise of the underwriters’ over-allotment option to purchase 975,000 additional shares of common stock, for net proceeds of $119.2 million, after underwriting discounts, commissions and other offering expenses, of which $103.6 million was received in December 2019 and $15.6 million was received in January 2020.
Convertible Senior Notes
On February 14, 2020, we issued the 2027 Notes with an aggregate principal balance of $287.5 million, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs.
The 2027 Notes may be converted by the holders at any time prior to the close of business on the business day immediately preceding November 15, 2026 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2027 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
The conversion rate will initially be 30.8804 shares of our common stock per $1,000 principal amount of the 2027 Notes (equivalent to an initial conversion price of approximately $32.38 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event or notice of redemption, as the case may be.
We may not redeem the 2027 Notes prior to February 20, 2024. We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2027 Notes.
If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
We used $28.9 million of the net proceeds from the 2027 Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce the potential dilutive effect upon conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes, as the case may be, with such reduction and/or offset subject to a price cap of $48.88 of our common stock per share, which represents a premium of 100% over the last reported sale price of our common stock on February 10, 2020. The capped calls have an initial strike price of $32.38 per share, subject to certain adjustments, which corresponds to the conversion option strike price in the 2027 Notes. The capped call transactions cover, subject to anti-dilution adjustments, approximately 8.9 million shares of our common stock.
Common Stock and Common Stock Equivalents
As of April 24, 2020, outstanding shares of common stock were 57,052,046, outstanding stock options were 5,324,029, unvested restricted stock awards and performance stock awards were 2,820,170, shares expected to be purchased on June 30, 2020 under the 2014 ESPP were 49,861, and underlying shares convertible from the 2027 Notes is 8,878,938.
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net loss for the foreseeable future. We expect to make additional capital outlays to increase operating expenditures over the next several years to support the completion of the clinical trials and other associated programs relating to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia, plantar fasciitis, adult upper limb spasticity, migraine, and other indications, our biosimilar candidate, and shared investment in future innovations in RHA® dermal fillers, seek regulatory approval, prepare for and, if approved, proceed to commercialization, as well as efforts to introduce and sell the Teoxane’s RHA® dermal fillers in the U.S. in 2020. We have funded our operations primarily through the sale and issuance of common stock and, in February 2020, the 2027 Notes. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months following the filing of this Form 10-Q. However, we anticipate that we may need to raise substantial additional financing in the future to fund our operations. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned. In order to meet these additional cash requirements, we may seek to sell additional equity or issue debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. In addition, the continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for DaxibotulinumtoxinA for Injection, our biosimilar product candidate and DaxibotulinumtoxinA Topical, and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:

•	the results of our clinical trials for DaxibotulinumtoxinA for Injection and preclinical trials of DaxibotulinumtoxinA Topical, biosimilar or any future product candidates;

•
the uncertain clinical development process, including the risk that clinical trials may not have an effective design or generate positive results, or that positive results would assure regulatory approval or commercial success of our product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for DaxibotulinumtoxinA for Injection, or any future product candidates including DaxibotulinumtoxinA Topical or biosimilar;

•	if approved for commercialization by the FDA, the commercial acceptance of DaxibotulinumtoxinA for Injection, including market size and anticipated adoption rates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•
the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates;

•
our plans to research, develop and commercialize the RHA® dermal fillers and our other product candidates, including the potential for commercialization by us of DaxibotulinumtoxinA for Injection, if approved;

•
the cost of commercialization activities for the RHA® dermal fillers and, if approved for sale, DaxibotulinumtoxinA for Injection or any future product candidates including DaxibotulinumtoxinA Topical or biosimilar, including marketing, sales and distribution costs;

•
the cost of manufacturing DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to successfully commercialize the RHA® dermal fillers and our other product candidates and the timing of commercialization activities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements, including the Mylan collaboration, and the terms of and timing such arrangements;

•
that we may not obtain the anticipated financial and other benefits of the Teoxane Agreement, including our ability to realize anticipated synergies and successfully commercialize the RHA® dermal fillers;

•	the commercial acceptance and potential of the RHA® dermal fillers, including market size and anticipated adoption rates;

•
physician and patient demand for the RHA® dermal fillers, or, if approved for commercialization, DAXI and any future product candidates, which may be influenced by general consumer confidence, general economic and political conditions, including challenges affecting the global economy resulting from the COVID-19 pandemic, as our products are discretionary items, the purchase of which can be reduced before patients adjust their budgets for necessities;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	our ability to establish our marketing, sales, and distribution functions if we receive regulatory approval for our product candidates;

•
our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection, biosimilar or any future product candidates and to develop, validate and maintain a commercially viable manufacturing processes, as well as our ability to acquire supplies of RHA® dermal fillers from Teoxane;

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
Please read Part II, Item 1A. “Risk Factors” for additional risks associated with our substantial capital requirements.
Critical Accounting Policies and Estimates
For the three months ended March 31, 2020, there have been no material changes in our critical accounting policies as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, except as a result of the convertible senior notes and the Teoxane Agreement described as below.
Convertible Senior Notes
Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 7—Convertible Senior Notes” for details of the convertible senior notes.
Intangible Assets
Refer to Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” and Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 4—Filler Distribution Agreement” for details of the intangible assets in connection with the Teoxane Agreement.
Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2020, from those as of December 31, 2019 as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020.
Convertible Senior Notes
On February 14, 2020, we issued the 2027 Notes with an aggregate principal balance of $287.5 million, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased earlier. The 2027 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. We may not redeem the 2027 Notes prior to February 20, 2024, and no sinking fund is provided for the 2027 Notes. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 7—Convertible Senior Notes” for details of the convertible senior notes.
Teoxane Agreement
In January 2020, we entered into the Teoxane Agreement. Pursuant to the Teoxane Agreement, if Teoxane pursues regulatory approval for the RHA® dermal fillers for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We are required to meet certain minimum purchase obligations during each year of the term. We are also required to meet certain minimum expenditure requirements in connection with commercialization efforts. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 4—Filler Distribution Agreement” for details of the Teoxane Agreement.

Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the three months ended March 31, 2020, our exposure to market risk has not changed materially since that disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
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
Changes in Internal Control over Financial Reporting
For the three months ended March 31, 2020, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our product candidate DaxibotulinumtoxinA for Injection.*
To date, we have invested substantial efforts and financial resources in the research and development of botulinum toxin-based product candidates. Our success as a company is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection.
We completed Phase 3 clinical development for DaxibotulinumtoxinA for Injection in North America for the treatment of glabellar lines. From 2016 to 2018, we conducted and announced results relating to multiple pivotal and safety trials in our SAKURA Phase 3 program. The SAKURA 1 and SAKURA 2 trials were designed to evaluate the safety and efficacy of a single administration of DaxibotulinumtoxinA for Injection for the treatment of moderate-to-severe glabellar lines in adults. In addition to the two pivotal trials, the Phase 3 program includes a long-term open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety and duration of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. SAKURA 3 was designed to support a safety database adequate for both domestic and international marketing applications. We submitted our BLA to the U.S. FDA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines in November 2019. In February 2020, the FDA accepted the BLA filing. If the BLA is approved on or by the PDUFA target action date, we plan to initiate commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020.
In 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia. The Phase 2 study evaluated the safety, preliminary efficacy, and duration of effect of DaxibotulinumtoxinA for Injection in subjects with moderate to severe isolated cervical dystonia. Based on the Phase 2 safety and efficacy results and subsequent guidance from the FDA and EMA, in June 2018 we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program. The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults including: a randomized, double-blind, placebo-controlled, parallel group trial and an open-label, long-term safety trial. In October 2019, we completed the ASPEN Phase 3 pivotal trial enrollment, and plan to release topline results in the second half of 2020.

In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of DaxibotulinumtoxinA for Injection in the therapeutic indication of plantar fasciitis. This study evaluated the safety and efficacy of a single administration of DaxibotulinumtoxinA for Injection in reducing the signs and symptoms of plantar fasciitis. The study’s primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score. In January 2018, we announced interim 8-week results from this study. We completed the 16-week trial which showed a 58% reduction of pain from baseline along with a strong placebo response, with the difference between the treatment groups not being statistically significant. We initiated another Phase 2, double-blind, placebo-controlled trial utilizing two doses of DaxibotulinumtoxinA for Injection in the fourth quarter of 2018. We completed Phase 2 trial enrollment in December 2019 and expect to release topline results in the second half of 2020.
In April 2018, we announced two new clinical programs for DaxibotulinumtoxinA for Injection, including adult upper limb spasticity and migraine. We initiated the JUNIPER Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018. Enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial is paused due to challenges in subject assessments during time of required social distancing. We will provide a new date for expected full enrollment after the trial is reopened and an enrollment trajectory is established. In 2021, we may initiate a study with DaxibotulinumtoxinA for Injection for the treatment of migraine.
In July 2019, we completed the enrollment in the Phase 2 clinical study of DaxibotulinumtoxinA for Injection for forehead lines. In August 2019, we completed Phase 2 study enrollment of DaxibotulinumtoxinA for Injection for lateral canthal lines (crow’s feet). Topline results for both studies are expected in the second quarter of 2020. In December 2019, we initiated an additional study of upper facial lines, which includes glabellar (frown), lateral canthal (crow’s feet), and forehead lines combined. This trial is being conducted to understand the safety and efficacy of DaxibotulinumtoxinA for Injection, including potential dosing and injection patterns for covering upper facial lines. The upper facial lines trial is fully enrolled, and all subjects have been dosed. We previously expected to receive topline results for the upper facial lines trial in fourth quarter of 2020; however, the timing of such topline results in now uncertain and may be delayed by the COVID-19 pandemic.
Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, as well as DaxibotulinumtoxinA Topical, biosimilar or any future product candidates. The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•
disruptions to our manufacturing operations, supply chains, business operations, end user demand for our products, commercialization efforts and clinical trials resulting from the COVID-19 pandemic, including a delay in the FDA’s approval of the BLA;

•
timely completion of, or need to conduct additional, clinical trials, including our clinical trials for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar and any future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the number and design of such trials and the accurate and satisfactory performance of third-party contractors;

•	our ability to demonstrate the effectiveness and differentiation of our products on a consistent basis as compared to existing or future therapies;

•
our ability to demonstrate to the satisfaction of the FDA, the safety and efficacy of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates through clinical trials;

•
whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates;

•
our success in educating physicians and patients about the benefits, administration and use of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with our product candidates or future approved products;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals;

•
achieving and maintaining compliance with all regulatory requirements applicable to DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative treatments;

•	the effectiveness of our own or our current and any future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•
our ability to effectively and reliably manufacture clinical trial supplies of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices (“cGMP”);

•
our ability to successfully commercialize DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates;

•	our ability to avoid third-party patent interference or intellectual property infringement claims;

•	acceptance of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved, as safe and effective by patients and the medical community;

•	the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection and any future products we may commercialize for therapeutic indications;

•	the willingness of patients to pay out of pocket for DaxibotulinumtoxinA for Injection and any future products we may commercialize for aesthetic indications; and

•	the continued acceptable safety profile of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates following approval.
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidate to continue our business.

We are substantially dependent on the clinical and commercial success of the Teoxane Resilient Hyaluronic Acid®(RHA®) dermal fillers.*
In January 2020, we entered into the Teoxane Agreement with Teoxane, pursuant to which Teoxane granted us with the exclusive right to import, market, promote, sell and distribute Teoxane’s line of RHA dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to i) RHA® 2, RHA® 3 and RHA® 4 which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds, including RHA® 2, RHA® 3 and RHA® 4 in the currently approved indications, ii) RHA® 1, which is currently in clinical trials for the treatment of perioral rhytids and is anticipated to be approved by the FDA in 2021, and iii) future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® dermal fillers”) in the U.S. and U.S. territories and possessions.
Our success as a company is substantially dependent on our ability to successfully and timely commercialize the RHA® dermal fillers, which will depend on many factors including, but not limited to, our ability to:

•	develop and execute our sales and marketing strategies for the RHA® dermal fillers;

•
develop, maintain and manage the necessary sales, marketing and other capabilities and infrastructure that are required to successfully integrate and commercialize the RHA® dermal fillers, including in connection with our marketing and sale of DaxibotulinumtoxinA for Injection;

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
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the RHA® dermal fillers, which may materially impact the success of our business. For example, as a result of the COVID-19 pandemic, product supply of RHA® dermal fillers was delayed by Teoxane SA, as they temporarily suspended production in Geneva, Switzerland, which in turn has delayed our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers. Teoxane resumed manufacturing operations at the end of April 2020 and has projected to deliver the RHA® dermal fillers to us in June 2020. As a result, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by at least one quarter. Additional delays in the product supply of the RHA® dermal fillers may cause us to further revise our anticipated product launch.
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
The current COVID-19 pandemic, as well as other actual or threatened epidemics, pandemics, outbreaks, or public health crises, may adversely affect our financial condition and our business.*
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent COVID-19 pandemic. The risk of a continued pandemic, or public perception of the risk, could cause customers to continue to avoid public places, including hospitals and physician offices, and has caused temporary, and may cause long-term, disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Further, such risks could also adversely affect our customers' financial condition, resulting in reduced spending for the aesthetic products. Moreover, an epidemic, pandemic, outbreak or other public health crisis,could require or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental entities effected as a result of the COVID-19 pandemic have disrupted our operations, as employees who cannot perform their responsibilities from home are not able to report to work and as we have had to put in place a work from home policy. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19 pandemic, could also continue to lead to the complete or partial closure of one or more of our facilities or operations of our sourcing partners. The ultimate extent of the impact of COVID-19 pandemic or any other epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19 pandemic, could therefore materially and adversely affect our business, financial condition and results of operations.
Our business has been and could continue to be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic has materially affected and may continue to materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.*
Our business could be adversely affected by health epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.
As a result of the COVID-19 pandemic, we have had to limit operations or implement limitations, including a work from home policy. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

Port closures and other restrictions resulting from the COVID pandemic may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. For example, product supply of RHA® dermal fillers was delayed by distribution partner, Teoxane SA, as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and has projected to deliver the RHA® dermal fillers to us in June 2020. As a result, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by at least one quarter. Additional delays in the product supply of the RHA® dermal fillers may cause us to further revise our anticipated product launch.
In addition, our clinical trials have been affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Currently, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial is paused due to challenges in subject assessments during time of required social distancing. The COVID-19 pandemic may delay enrollment in our global clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.
There is a risk that other countries or regions may be less effective at containing COVID-19, or it may be more difficult to contain if the pandemic reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 pandemic situation closely.
Our business is affected by worldwide economic and market conditions; an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could adversely affect our business, results of operations and liquidity.*
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy including the recent COVID-19 pandemic. Increases in the rates of unemployment, reduced access to credit and issues related to the domestic and international political situations may adversely affect consumer confidence and disposable income levels. Decreases in number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products. Early societal responses to the COVID-19 pandemic have involved business closures and limited social interaction as well as work reductions.  Low consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products, which are discretionary items, the purchase of which can be reduced before customers adjust their budgets for necessities. Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. These factors could have a negative impact on our potential sales and operating results.
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
If our commercialization efforts of the RHA® dermal fillers are unsuccessful, there can be no assurance that we will have sufficient cash flow to comply with such minimum purchase and expenditure requirements. Our obligation to Teoxane to meet such requirements could:

•
make it more difficult for us to satisfy obligations with respect to our indebtedness, including the 2027 Notes (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”) and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

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

We may be unable to obtain regulatory approval for DaxibotulinumtoxinA for Injection, Daxibotulinumtoxin A Topical product candidates, biosimilar product candidates or future product candidates, and Teoxane may be unable to do the same for RHA® 1 and future hyaluronic acid filler advancements, under applicable regulatory requirements. The denial or delay of any such approval, including as a result of the COVID-19 pandemic, would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.*
To gain approval to market a biologic product, such as DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA, or other respective marketing applications. Teoxane must do the same with its PMAs to the FDA for the RHA® dermal fillers. The development of such products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
For example, we completed DaxibotulinumtoxinA Topical clinical trials for the treatment of “crow’s feet and primary axillary hyperhidrosis but discontinued further clinical development in 2016 following the results from our REALISE 1 Phase 3 clinical trial for crow’s feet. In 2016, we also initiated a Phase 2 trial of DaxibotulinumtoxinA for Injection for the treatment of plantar fasciitis. In January 2018, we announced interim 8-week results from this study and subsequently completed the 16-week trial, which showed a strong placebo response, with the difference between the treatment groups not being statistically significant.
Additionally, the completion of our clinical trials may be delayed as a result of the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial is paused due to challenges in subject assessments during time of required social distancing and the timing of topline results for the DaxibotulinumtoxinA for Injection upper facial lines trial, previously expected in fourth quarter of 2020, is now uncertain and may be delayed.
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates.
Currently, the only products for which we have the rights to commercialize and that have been approved for sale by the applicable regulatory authorities are RHA® 2, RHA® 3, and RHA® 4, and product supply of RHA® dermal fillers was delayed by distribution partner, Teoxane SA, as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic.  Teoxane resumed manufacturing operations at the end of April 2020 and has projected to deliver the RHA® dermal fillers to us in June 2020. As a result, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by at least one quarter. Additional delays in the product supply of the RHA® dermal fillers may cause us to further revise our anticipated product launch.
We may never obtain regulatory approval to commercialize DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, or future rights to commercialize RHA® 1 or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug, biologic and medical device products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market our biologic product candidates, including DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar product candidate, any hyaluronic acid filler products, such RHA® 1 or future advancements developed by Teoxane, or future product candidates, in the U.S. until we receive approval of a BLA from the FDA. We are also not permitted to market the RHA® dermal fillers for additional indications for use unless and until Teoxane receives approval of a PMA supplement for such new indication for use. We are also not permitted to market our product candidates in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA or an applicable foreign regulatory body that DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates are safe and effective for the requested indication;

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

•
our inability to demonstrate that clinical and other benefits of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates outweigh any safety or other perceived risks;

•	the FDA’s or an applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•
the FDA’s or an applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;

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
Further, interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the PDUFA target action date for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines.
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates. Of the large number of drugs, including biologics, and medical devices in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.
Even if we eventually complete clinical testing and receive approval of any regulatory filing for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or the applicable foreign regulatory agency also may approve DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates.
Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates, and DaxibotulinumtoxinA for Injection in particular, would delay or prevent commercialization of DaxibotulinumtoxinA for Injection and would materially adversely impact our business, results of operations and prospects.
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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar. Our clinical programs for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar will require substantial additional funds to complete. In addition, in connection with the Teoxane Agreement, we must make specified annual minimum purchases of RHA® dermal fillers and build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services in order to successfully commercialize the RHA® dermal fillers.
We had an accumulated deficit of $906.1 million and a working capital surplus of $476.8 million as of March 31, 2020. Our net loss was $61.9 million and $35.3 million for the March 31, 2020 and 2019, respectively.
We have funded our operations primarily through the sale and issuance of common stock and, in February 2020, the 2027 Notes. As of March 31, 2020, we had capital resources consisting of cash, cash equivalents and short-term investments of $511.3 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of the RHA® dermal fillers (including the establishment of our sales and marketing function) and the clinical development of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar and development of any other indications and product candidates that we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply, and marketing and selling the RHA® dermal fillers and any other products approved for sale. In addition, other unanticipated costs may arise resulting from implementation of remote working arrangements for our people. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully commercialize the RHA® dermal fillers and complete the development and commercialization of DaxibotulinumtoxinA for Injection and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Teoxane Agreement, the Mylan Collaboration (as defined below) and Fosun License Agreement (as defined below), that we believe can complement or augment our product offerings, and may continue to do so in the foreseeable future.
We believe that our existing cash, cash equivalents, and short-term investments will allow us to fund our operations for at least 12 months following the filing of this Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:

•
disruptions to our manufacturing operations, supply chains, business operations, end user demand for our products, commercialization efforts or clinical trials or to the resulting from the COVID-19 pandemic, including a delay in the FDA’s approval of the BLA;

•	disruptions to the business or operations of our manufacturers, CROs or other third parties with whom we conduct business resulting from the COVID-19 pandemic;

•	future global financial crises and economic downturns, including those cause by widespread public health crises such as the COVID-19 pandemic;

•	our ability to successfully commercialize the RHA® dermal fillers;

•	our ability to establish our marketing, sales, and distribution functions;

•
the results of our clinical trials for DaxibotulinumtoxinA for Injection and preclinical studies and clinical trials of DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;

•
the timing of, and the costs involved in, obtaining regulatory approvals for DaxibotulinumtoxinA for Injection, or any future product candidates including DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•
the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;

•
the cost of commercialization activities if DaxibotulinumtoxinA for Injection or any future product candidates, including DaxibotulinumtoxinA Topical, biosimilar or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement, are approved for sale, including marketing, sales and distribution costs;

•
the cost of manufacturing DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

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
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials, research, development, manufacturing, sales, marketing or other commercial activities for the RHA® dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidate.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2027 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including global macroeconomic effects of the COVID-19 pandemic. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of the 2027 Notes in cash or to repurchase the 2027 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2027 Notes.
Holders of the 2027 Notes will have the right to require us to repurchase all or a portion of their 2027 Notes upon the occurrence of a fundamental change (as defined in the indenture for the 2027 Notes) at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2027 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2027 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2027 Notes surrendered therefor or notes being converted. In addition, our ability to repurchase the 2027 Notes or to pay cash upon conversions of the 2027 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2027 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the 2027 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2027 Notes is triggered, holders of 2027 Notes will be entitled to convert the 2027 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2027 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2027 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Even if our product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use necessary for commercial success.
The commercial success of DaxibotulinumtoxinA for Injection, the RHA® dermal fillers and any future product candidates including DaxibotulinumtoxinA Topical or biosimilar, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of DaxibotulinumtoxinA for Injection, the RHA® dermal fillers and any future product candidates, if approved, will depend on a number of factors, including:

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

•
the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection, the RHA® dermal fillers and any future products we may commercialize for therapeutic indications;

•	the willingness of patients to pay out of pocket for DaxibotulinumtoxinA for Injection, the RHA® dermal fillers and any future products we may commercialize for aesthetic indications; and

•	the revenue and profitability that our product will offer a physician as compared to alternative therapies.
If DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates are approved for use but fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected.
In addition, DaxibotulinumtoxinA for Injection has only been used in clinical trials to date. Therefore, the commercial or real-world experience may yield different outcomes or patient experiences due to variations in injection techniques, dilution approaches and dosing levels employed by different physician and nurse injectors. As a result, these market-based approaches may differ from our clinical trial design and could negatively impact adoption.
If our competitors develop and market products that are safer, more effective or more convenient or less expensive than DaxibotulinumtoxinA for Injection or the RHA® dermal fillers, our commercial opportunity will be reduced or eliminated.

Our commercial opportunity with respect to DaxibotulinumtoxinA for Injection or the RHA® dermal fillers will be reduced or eliminated if our competitors develop and market dermal filler products that are more effective, have fewer side effects, are more convenient or are less expensive than DaxibotulinumtoxinA for Injection or the RHA® dermal fillers. Our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology and medical device companies, including companies offering injectable dose forms of botulinum toxin procedures and companies offering procedures such as laser treatments, face lifts, chemical peels, fat injections and cold therapy, all of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. It is possible that competitors will succeed in developing technologies that are safer, more effective, more convenient or with a lower cost of goods and price than those used in the RHA® dermal fillers and in our product candidates or being developed by us, or that would render our technology obsolete or noncompetitive.

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
Upon marketing approval, the first expected use of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, or biosimilar will be in aesthetic medicine. Competition in aesthetic products is significant and dynamic, and is characterized by rapid and substantial technological development and product innovations. Numerous competitors have obtained patents protecting what they consider to be their intellectual property.
In aesthetic medicine, our BLA seeks regulatory approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. We anticipate that DaxibotulinumtoxinA for Injection, if approved, will face significant competition from existing injectable botulinum toxins as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for DaxibotulinumtoxinA for Injection from biosimilar products and products based upon botulinum toxin. To compete successfully, we will have to demonstrate that the treatment of glabellar lines with DaxibotulinumtoxinA for Injection is a worthwhile aesthetic treatment and has advantages over other therapies. Competition could result in reduced profit margins and limited sales, which would harm our business, financial condition and results of operations.
Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in a number of foreign countries than are approved for use in the U.S. There are also fewer limitations on the claims that our competitors in certain countries can make about the effectiveness of their products and the manner in which they can market them.
We currently make our DaxibotulinumtoxinA for Injection clinical drug product exclusively in one internal manufacturing facility. We plan to utilize internal and external facilities, including through one or more third-party contractors, in the future to support commercial production if our product candidates are approved. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business would be materially harmed.
We currently manufacture our own clinical drug product to support DaxibotulinumtoxinA for Injection development in one internal manufacturing facility. In March 2017, we entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Althea Services Agreement”) with Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“Althea”), a contract development and manufacturing organization. Under the Althea Services Agreement, Althea will provide us commercial fill/finish services and will serve as a second source of manufacturing for DaxibotulinumtoxinA for Injection. We plan to utilize our internal and external Althea facility to support commercial production of DaxibotulinumtoxinA for Injection, if approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, actual or threatened epidemics, pandemics, outbreaks, or public health crises, or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. As the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, we do not yet know the full extent of potential delays or impacts on our manufacturing operations or on Althea’s ability to provide commercial fill/finish services and serve as a second source of manufacturing for DaxibotulinumtoxinA for Injection. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

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
There were no indicators of impairment for the quarters ended March 31, 2020 and 2019. Under U.S. GAAP, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. In January 2020, we entered into the Teoxane Agreement pursuant to which we obtained the right to import, market, promote, sell and distribute the RHA® dermal fillers in the U.S., its territories and possessions. We have not yet had any commercial sales, and aside from our rights to the RHA® dermal fillers, only have one product candidate in clinical trials, which makes it difficult to assess our future viability.*
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have not yet made any sales of the RHA® dermal fillers and have not demonstrated the ability to successfully commercialize the RHA® dermal fillers. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations, and expect to incur substantial expenses in building out our sales, marketing and distribution function as we pursue commercialization of DaxibotulinumtoxinA for Injection, if approved, and the RHA® dermal fillers. As of March 31, 2020, we had a working capital surplus of $476.8 million and an accumulated deficit of $906.1 million. Our net loss was $61.9 million and $35.3 million for the three months ended March 31, 2020 and 2019, respectively. We have funded our operations primarily through the sale and issuance of common stock and the 2027 Notes. Our capital requirements to implement our business strategy are substantial, including our capital requirements to commercialize the RHA® dermal fillers and to develop and commercialize DaxibotulinumtoxinA for Injection. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.

We expect to continue to incur losses for the foreseeable future, and we anticipate that these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
Even if DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any RHA® dermal fillers or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.
Even if we obtain FDA or other regulatory approvals, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.
The degree and rate of market acceptance of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates for which we receive approval depends on a number of factors, including:

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

•
the willingness of patients to pay for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;

•	the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection and any future products we may commercialize for therapeutic indications;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.
Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations (“CROs”), and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Furthermore, final results may differ from interim results. For example, any positive results generated to date in clinical trials for DaxibotulinumtoxinA for Injection do not ensure that later clinical trials, including any DaxibotulinumtoxinA for Injection clinical trials for the treatment of glabellar lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety profile and efficacy despite having progressed through preclinical studies and initial clinical trials.
A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to a lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. We have suffered similar setbacks with the clinical development of DaxibotulinumtoxinA Topical and we cannot be certain that we will not face other similar setbacks in the future for DaxibotulinumtoxinA for Injection or other clinical development programs. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.
We have in the past and may in the future experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, due to the COVID-19 pandemic, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial is paused due to challenges in subject assessments during time of required social distancing and the timing of topline results for the DaxibotulinumtoxinA for Injection upper facial lines trial, previously expected in fourth quarter of 2020, is now uncertain and may be delayed. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure of inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, discovery of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, risks related to conducting clinical trials during the COVID-19 pandemic, or lack of adequate funding to continue the clinical trial.
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
We have no experience manufacturing DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, or any other product candidates at full commercial scale. If any of these product candidates are approved, we will face certain risks associated with scaling up our manufacturing capabilities to support commercial production.
We have developed an integrated manufacturing, research and development facility located at our corporate headquarters. We manufacture drug substance and finished dose forms of the drug product at this facility that we use for research and development purposes and clinical trials. We do not have experience in manufacturing DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, or any other product candidates at commercial scale. If any of our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into additional relationships with third-party manufacturers. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.
We rely on Teoxane for the manufacture and supply of the RHA® dermal fillers pursuant to the Teoxane Agreement, and our dependence on Teoxane may impair our ability to commercialize of the RHA® dermal fillers.*

Pursuant to the Teoxane Agreement, we are not entitled to manufacture the RHA® dermal fillers. Instead, Teoxane is responsible for supplying all of our requirements for the RHA® dermal fillers. If Teoxane were to cease production or otherwise fail to timely supply us with an adequate supply of the RHA® dermal fillers, our ability to commercialize the RHA® dermal fillers would be adversely affected. For example, as a result of the COVID-19 pandemic, product supply of RHA® dermal fillers was delayed by Teoxane SA, as they temporarily suspended production in Geneva, Switzerland. Teoxane resumed manufacturing operations at the end of April 2020 and has projected to the RHA® dermal fillers to us in June 2020. As a result, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by at least one quarter. Additional delays in the product supply of the RHA® dermal fillers may cause us to further revise our anticipated product launch.

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

We currently contract with third-party manufacturers for certain components and services necessary to produce DaxibotulinumtoxinA for Injection and expect to continue to do so to support further clinical trials and commercial scale production if DaxibotulinumtoxinA for Injection is approved. This increases the risk that we will not have sufficient quantities of DaxibotulinumtoxinA for Injection or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We currently rely on third-party manufacturers for certain components such as bulk peptide and services such as fill/finish services, necessary to produce DaxibotulinumtoxinA for Injection for our clinical trials, and we expect to continue to rely on these or other manufacturers to support our commercial requirements if DaxibotulinumtoxinA for Injection is approved. In particular, in March 2017, we entered into the Althea Services Agreement. We plan to utilize our internal and external Althea facility to support commercial production of DaxibotulinumtoxinA for Injection, if approved. Some of our contracts with these manufacturers contain minimum order and pricing provisions and provide for early termination based on regulatory approval milestones.
Reliance on third-party manufacturers entails additional risks, including the reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third- party manufacturers may not be able to comply with cGMP or QSR, or similar regulatory requirements outside the U.S. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of DaxibotulinumtoxinA for Injection, or any other product candidates or products that we may develop. Any failure or refusal to supply the components or services for DaxibotulinumtoxinA for Injection or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
We depend on single-source suppliers for the raw materials necessary to produce DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, and any other product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, would materially and adversely affect our business.
We and our manufacturers purchase the materials necessary to produce DaxibotulinumtoxinA for Injection for our clinical trials from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials and, if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through our agreement with Bachem Americas, Inc, which provides for the development, manufacture and supply of peptide in accordance with certain specifications.
We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe that we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of DaxibotulinumtoxinA for Injection or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of DaxibotulinumtoxinA for Injection or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms and at sufficient quality levels or in adequate quantities if at all, the development of DaxibotulinumtoxinA for Injection and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.
Furthermore, if there is a disruption to our or our third-party suppliers’ relevant operations, including as a result of the COVID-19 pandemic, we will have no other means of producing DaxibotulinumtoxinA for Injection or any future product candidates until they restore the affected facilities or we or they procure alternative facilities. Additionally, any damage to or destruction of our or our third party or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
We currently have limited marketing and sales capabilities and no field sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any other future product candidates, if approved, or generate product revenue.*
We currently have limited marketing and sales capabilities and no field sales organization. To commercialize DaxibotulinumtoxinA for Injection, the RHA® dermal fillers, or any other future product candidates, if approved, in the U.S., Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In connection with the Teoxane Agreement, we will have to build out our marketing and sales capabilities sooner than we initially anticipated. We expect to market DaxibotulinumtoxinA for Injection and the RHA® dermal fillers, as applicable, through our own sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, which may be expensive and time consuming.
As the product supply of RHA® dermal fillers has been delayed by Teoxane due to factors surrounding the COVID-19 pandemic, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by at least one quarter. As a result, the hiring timeframe for building our sales force has been adjusted to coincide with product availability.
We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we may experience challenges associated with recruiting field representatives virtually through remote, group interviewing platforms and with onboarding new field representatives during such time as “shelter-in-place” or other such orders by governmental entities necessitate our work from home policy. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products, and may result in a breach of our obligations to Teoxane under the Teoxane Agreement. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize the RHA® dermal fillers, DaxibotulinumtoxinA for Injection or any future product candidates. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of RHA® dermal fillers and, if it receives regulatory approval, DaxibotulinumtoxinA for Injection. If we are not successful in commercializing the RHA® dermal fillers, DaxibotulinumtoxinA for Injection or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

As we evolve from a company primarily involved in research and development to a company involved in the commercialization of products, we will need to increase the size of our organization and we may experience difficulties in managing this growth.
In order to successfully commercialize our products, we need to expand our organization, including adding marketing, managerial, operational and sales capabilities, or contracting with third parties to provide these capabilities for us. If we are successful in advancing DaxibotulinumtoxinA for Injection or any other product candidates through the development stage towards commercialization, we may need to expand such capabilities even further. Our management, personnel, systems and facilities currently in place are not adequate to support the commercialization of the RHA® dermal fillers and the potential commercialization of DaxibotulinumtoxinA for Injection and any other product candidates, if they are approved. Effectively executing our growth strategy requires that we:

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
As our operations expand, we expect that we will also need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to commercialize the RHA® dermal fillers and, if approved, DaxibotulinumtoxinA for Injection and to compete effectively will depend, in part, on our ability to manage any future growth effectively. Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations.
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
We currently rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates.
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
Even if we obtain regulatory approval for DaxibotulinumtoxinA for Injection,the RHA® dermal fillers, DaxibotulinumtoxinA Topical, biosimilar, or any other product candidates and are able to commercialize them, these products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.
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
If we are found to have improperly promoted off-label uses for our products that are approved for marketing, including the RHA® dermal fillers and, if approved for marketing, DaxibotulinumtoxinA for Injection, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about regulated products, such as the RHA® dermal fillers and, if approved, DaxibotulinumtoxinA for Injection. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.
Physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. However, physicians may also misuse the RHA® dermal fillers and, if approved, DaxibotulinumtoxinA for Injection or our other products, or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If these products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Furthermore, the use of these products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
Any of these events could harm our business and results of operations and cause our stock price to decline.

If there is not sufficient physician and patient demand for and acceptance of the RHA® dermal fillers, or, if approved for commercialization, DaxibotulinumtoxinA for Injection and any future product candidates, our financial results and future prospects will be harmed.
Use of the RHA® dermal fillers, and, if approved for commercialization, DaxibotulinumtoxinA for Injection for aesthetic indications are elective procedures, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo the treatment of aesthetic indications with the RHA® dermal fillers or, if approved for commercialization, DaxibotulinumtoxinA for Injection may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;

•	the extent to which physicians recommend the RHA® dermal fillers or DaxibotulinumtoxinA for Injection to their patients;

•	the extent to which the RHA® dermal fillers or DaxibotulinumtoxinA for Injection satisfies patient expectations;

•
our ability to properly train physicians in the use of the RHA® dermal fillers and DaxibotulinumtoxinA for Injection or such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of the RHA® dermal fillers and DaxibotulinumtoxinA for Injection versus other treatments;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and the RHA® dermal fillers and DaxibotulinumtoxinA for Injection in particular;

•	the success of any direct-to-consumer marketing efforts we may initiate; and

•
general consumer, patient and physician confidence and availability of practicing physicians, which may be impacted by general economic and political conditions, including challenges affecting the global economy resulting from the COVID-19 pandemic.

Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient demand for the RHA® dermal fillers or, if approved for commercialization, DaxibotulinumtoxinA for Injection or for any other future product candidate.
We are subject to uncertainty relating to third-party reimbursement policies which, if not favorable for DaxibotulinumtoxinA for Injection or any future product candidates, could hinder or prevent their commercial success.
Our ability to commercialize DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications such as cervical dystonia, adult upper limb spasticity, plantar fasciitis or migraine will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications, or we may be required to sell them at a discount.
We expect that third-party payors will consider the efficacy, cost effectiveness and safety of DaxibotulinumtoxinA for Injection in determining whether to approve reimbursement for DaxibotulinumtoxinA for Injection for therapeutic indications and at what level. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DaxibotulinumtoxinA for Injection for therapeutic indications from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our business could also be adversely affected if third-party payors limit the indications for which DaxibotulinumtoxinA for Injection will be reimbursed to a smaller patient set than we believe they are effective in treating.
In some foreign countries, particularly Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including DaxibotulinumtoxinA for Injection, to other available therapies. If reimbursement for our product is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop.
We face an inherent risk of product liability lawsuits as a result of commercializing the RHA® dermal fillers and as a result of the clinical testing of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, or any other product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for the RHA® dermal fillers, DaxibotulinumtoxinA for Injection or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage; and

•	the inability to commercialize the RHA® dermal fillers, DaxibotulinumtoxinA for Injection or any other products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future products we develop. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing DaxibotulinumtoxinA for Injection we intend to expand our insurance coverage to include the sale of DaxibotulinumtoxinA for Injection as applicable; however, we may be unable to obtain this liability insurance on commercially reasonable terms.
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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, conduct our clinical trials and commercialize the RHA® dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop.*
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Mark J. Foley, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, Tobin C. Schilke, our Chief Financial Officer, and Dustin Sjuts, our Chief Commercial Officer, Aesthetics & Therapeutics, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of the RHA® dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop.
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
We could experience problems attracting and retaining qualified employees. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense and the turnover rate can be high due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire a significant number of additional personnel as we begin building out a U.S. commercial organization for the distribution of RHA® dermal fillers in the U.S. and, if the BLA is approved on or by the PDUFA target action date, the planned initiation of commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020. As the product supply of RHA® dermal fillers has been delayed by Teoxane due to factors surrounding the COVID-19 pandemic, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by at least one quarter from the second quarter of 2020 to the third quarter of 2020. As a result, the hiring timeframe for building our sales force has been adjusted to coincide with product availability. We have no prior experience in building and managing a sales organization, and we may experience challenges associated with recruiting field representatives virtually through remote, group interviewing platforms and with onboarding new field representatives during such time as “shelter-in-place” or other such orders by governmental entities necessitate our work from home policy.
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
Although a substantial amount of our effort will focus on the commercialization of the RHA® dermal fillers and the continued clinical testing and potential approval of DaxibotulinumtoxinA for Injection, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products for both aesthetic and therapeutic indications. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products.
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
While DaxibotulinumtoxinA for Injection is in the clinical development stage, DaxibotulinumtoxinA Topical and all of our other potential product candidates remain in the discovery or preclinical stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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
If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to problems that we encounter in commercializing the RHA® dermal fillers and in developing and commercializing DaxibotulinumtoxinA for Injection.
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
We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, hyaluronic acid filler products, and any future product candidates. For instance, in February 2018, we and Mylan entered into the Mylan Collaboration, pursuant to which we and Mylan will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our biosimilar product candidate. In December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights. In addition, we entered into the Teoxane Agreement in January 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute the RHA® dermal fillers in the U.S., its territories and possessions. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us.
Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses. Our collaboration with Mylan is for the development of a biosimilar product, which is subject to risks inherent with the relatively short history of biosimilar product approvals in the U.S. The biosimilar product would be subject to similar commercial risks as our DaxibotulinumtoxinA for Injection and Daxibotulinumtoxin A Topical product candidates. In February 2019, we and Mylan participated in a BIAM with the FDA to discuss the feasibility of a 351(k) biosimilar submission and the necessary development pathway for the biosimilar product candidate. While we believe that such a pathway is viable, the successful development and commercialization of a biosimilar product in any indications of BOTOX® or BOTOX Cosmetic® would be subject to FDA requirements that would need to be assessed by us and Mylan in determining the development of the biosimilar product candidate. In August 2019, we announced an amendment to the Mylan Collaboration pursuant to which, among other things, we agreed to extend the period of time for Mylan to make a decision under the collaboration agreement as to whether to continue the development and commercialization of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® beyond the initial development plan to prepare for and conduct the BIAM with the FDA. Such amendment to the Mylan Collaboration and the FDA requirements may also limit our ability to begin development of the biosimilar in 2020, as presently planned or at all. On May 1, 2020, we announced that we are continuing discussions with Mylan regarding whether or not Mylan plans to move forward with the biosimilar program. Even if successfully developed, the biosimilar product would be subject to similar commercial risks as our DaxibotulinumtoxinA for Injection and DaxibotulinumtoxinA Topical product candidates.
Unfavorable global economic conditions or trade relations could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the demand for aesthetic or therapeutic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect sales of the RHA® dermal fillers for aesthetic indications or sales of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, demand for the first indications of each of our product candidates will be tied to discretionary spending levels of our targeted patient population. Future global financial crises and economic downturns, including those cause by widespread public health crises such as the COVID-19 pandemic, may cause extreme volatility and disruptions in capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the RHA® dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

In addition, changes in U.S. and foreign trade policies or border closures related to the COVID-19 pandemic could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates. Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DaxibotulinumtoxinA for Injection and supplying it to Fosun, which would then develop commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the U.S.-China trade relation or the COVD-19 pandemic, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® dermal fillers in the U.S., and rely on Teoxane for our entire supply of the RHA® dermal fillers, which has been impacted by COVID-19 pandemic.
Further, travel and import restrictions, including those resulting from the COVID-19 pandemic, have disrupted and may continue to disrupt our supply chain and ability to distribute the RHA® dermal fillers. Any import or export or other cargo restrictions related to our products, including those resulting from the COVID-19 pandemic, would restrict our ability to ship or receive products and harm our business, financial condition and results of operations.
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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. In addition, our work from home policy implemented in response to the COVID-19 pandemic could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. U.S. and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
In the U.S., HIPAA imposes, among other things, certain standards and obligations on covered entities including certain healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. We may become subject to new privacy or cybersecurity regulations. Such laws and regulations could affect our ability to process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), our ability to control our costs by using certain vendors or service providers, or impact our ability to offer certain services in certain jurisdictions. For example, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws, and some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA, the CCPA or other U.S. privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
•the scope of rights granted under the Teoxane Agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of Teoxane that is not subject to the Teoxane Agreement;
•the sublicensing of patent and other rights under our collaborative development relationships; and

•	the ownership of inventions and know-how resulting from the development of intellectual property under the Teoxane Agreement.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates.
If our efforts to protect our intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates, including DaxibotulinumtoxinA Topical and biosimilar, are not adequate, we may not be able to compete effectively.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® dermal fillers, DaxibotulinumtoxinA Topical, biosimilar, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
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

In addition, the patent laws of the U.S. provide procedures for third parties to challenge the validity of issued patents. Patents issued from applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the U.S. Patent and Trademark Office (“USPTO”) on the basis of prior art patents or printed publications. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates is challenged, then it could threaten our ability to commercialize DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market DaxibotulinumtoxinA for Injection, or any future product candidates under patent protection would be reduced. The results of our REALISE 1 Phase 3 clinical trial may be relevant to our patent strategy for our DaxibotulinumtoxinA Topical program.
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
The regulatory approval process is highly uncertain and we or any collaboration partner may not obtain regulatory approval for the commercialization of DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates.*
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market DaxibotulinumtoxinA for Injection or any future product candidates in the U.S. until we receive approval of a BLA from the FDA. Even though filed with the FDA, our BLA may receive a Complete Response Letter identifying deficiencies that must be addressed, rather than an approval. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. Similarly, Teoxane must do the same with its PMAs to the FDA for the RHA® dermal fillers.
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

•
If DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.

The COVID-19 pandemic has affected the business of the FDA and may affect the business of the European Medicines Agency (“EMA”) or other health authorities. In March 2020, the FDA announced the postponement of most foreign inspections due to the global impact of COVID-19. If a prolonged government shutdown or other disruption to the normal functioning of government agencies occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business or prospects. For instance, interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the PDUFA target action date for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines. In addition, the COVID-19 pandemic has generally diverted healthcare resources away from the conduct of clinical trials and may cause delays or difficulties in clinical site initiation and site inspection, including difficulties in recruiting clinical site investigators and clinical site staff. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates, or the raw materials used in the manufacture of our product candidates, which may affect the approval timeline for our product candidates, including DaxibotulinumtoxinA for Injection in the treatment of glabellar lines. For instance, before approving BLA, the FDA can inspect the facilities at which we plan to manufacture DaxibotulinumtoxinA for Injection and the FDA will not approve the BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
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
Even if we receive regulatory approval for DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, may limit or delay regulatory approval and may subject us to penalties if we fail to comply with applicable regulatory requirements.
Once regulatory approval has been granted, DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we or our collaborators receive for DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCPs for any clinical trials that we conduct post-approval. The RHA® dermal fillers are currently subject to such extensive and ongoing regulatory requirements, reports, registration and continued compliance. Later discovery of previously unknown problems with DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
If we fail to obtain regulatory approvals in foreign jurisdictions for DaxibotulinumtoxinA for Injection, or any future product candidates including DaxibotulinumtoxinA Topical or biosimilar, we will be unable to market our products outside of the U.S.*
In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, or the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive the necessary approvals to commercialize our products in geographies outside of the U.S.
Further, interruption or delays in the operations of applicable foreign regulatory agencies caused by the COVID-19 pandemic may affect the review and approval timelines of such agencies for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates.
The RHA® dermal fillers, and, if approved, DaxibotulinumtoxinA for Injection or any other products, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
As we commercialize the RHA® dermal fillers, and if we are successful in commercializing DaxibotulinumtoxinA for Injection, or any other products including DaxibotulinumtoxinA Topical or biosimilar, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that DaxibotulinumtoxinA for Injection, if approved for the treatment of glabellar lines, or the RHA® dermal fillers will subject us to all of the various U.S. federal and state laws intended to prevent healthcare fraud and abuse, we may be subject to, or in the future become subject to, such laws for treatment of other indications. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (“FCA”). Many states have similar laws that apply to their state healthcare programs as well as private payors.
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
Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearance or approval of DaxibotulinumtoxinA for Injection, topical, or any future product candidates and to produce, market, and distribute the RHA® dermal fillers and, if clearance or approval is obtained, DaxibotulinumtoxinA for Injection and our other products.
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
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of, or affect the price that we may charge for, DaxibotulinumtoxinA for Injection, or any future product candidates including DaxibotulinumtoxinA Topical or biosimilar. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs on our commercialization efforts for the RHA® dermal fillers. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:

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

•
results from or delays in clinical trials of our product candidates, including our ongoing ASPEN Phase 3 clinical program in cervical dystonia and our Phase 2 programs in plantar fasciitis, adult upper limb spasticity, forehead lines, and lateral canthal lines all with DaxibotulinumtoxinA for Injection;

•	announcements of regulatory approval or disapproval of DaxibotulinumtoxinA for Injection, the RHA® dermal fillers or any future product candidates;

•	FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with customers and strategic partners;

•	the occurrence of trade wars or barriers, or the perception that trade wars or barriers will occur;

•	any buying or selling of shares of our common stock or other hedging transactions in our common stock in connection with the 2027 Notes or the capped call transactions;

•	widespread public health crises such as the COVID-19 pandemic; and

•	other factors described in this “Risk Factors” section.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In March 2018, we entered into the 2018 At-the-Market Agreement (“2018 ATM Agreement”). Under the 2018 ATM Agreement, we may offer and sell common stock having aggregate proceeds of up to $125 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have been sold under the 2018 ATM Agreement as of March 31, 2020. In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at a public offering price of $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for aggregate net proceeds of $107.6 million, after deducting underwriting discounts, commissions and other offering expenses. During December 2019 and January 2020, we completed a follow-on public offering of an aggregate of 7,475,000 shares of common stock at a public offering price of $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 975,000 additional shares of common stock, for aggregate net proceeds of $119.2 million, after deducting underwriting discounts, commissions and other offering expenses.
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
Conversion of the 2027 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the 2027 Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2027 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, or anticipated conversion of the 2027 Notes into shares of our common stock could depress the price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On January 10, 2020, we issued 2,500,000 shares of our common stock to Teoxane in consideration of their granting exclusive distribution rights to us pursuant to the Teoxane Agreement. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.
In February 2020, a warrant to purchase 34,113 shares of common stock held by one holder was net exercised for 11,134 shares of common stock (the “Warrant Net Exercise Shares”). The issuance of the Warrant Net Exercise Shares to the holder of the warrant was made by us pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) thereunder.
Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock awards in connection with our 2014 EIP and 2014 IN.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy	10-K	001-36297	10.27	February 26, 2020	—
10.2*	Revance Therapeutics, Inc. 2020 Management Bonus Plan	10-K	001-36297	10.28	February 26, 2020	—
10.3*	Separation Agreement effective January 8, 2020 by and between Revance Therapeutics, Inc. and Caryn G. McDowell	10-K	001-36297	10.41	February 26, 2020	—
10.4*	Executive Employment Agreement dated February 17, 2020 by and between Revance Therapeutics, Inc. and Dwight Moxie	10-K	001-36297	10.42	February 26, 2020	—
10.5+	Exclusive Distribution Agreement, dated January 10, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-K	001-36297	10.43	February 26, 2020	—
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X

*	Indicates a management contract or compensatory plan or arrangement.

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

REVANCE THERAPEUTICS, INC.

Date: May 7, 2020	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)