Form 10-Q
period 2020-06-30
Revance Therapeutics, Inc.
filed 2020-08-06
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 24, 2020: 65,928,296

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$363,511	$171,160
Short-term investments	130,532	118,955
Accounts receivable	49	—
Inventories	778	—
Prepaid expenses and other current assets	7,901	6,487
Total current assets	502,771	296,602
Property and equipment, net	13,695	14,755
Intangible assets, net	31,660	—
Operating lease right of use assets	25,366	26,531
Restricted cash	1,050	730
Other non-current assets	1,639	1,669
TOTAL ASSETS	$576,181	$340,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,603	$8,010
Accruals and other current liabilities	22,245	18,636
Deferred revenue, current portion	12,255	7,911
Operating lease liabilities, current portion	3,789	3,470
Derivative liability	3,101	2,952
Total current liabilities	47,993	40,979
Convertible senior notes	174,304	—
Deferred revenue, net of current portion	74,295	47,948
Operating lease liabilities, net of current portion	23,871	25,870
TOTAL LIABILITIES	320,463	114,797
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of June 30, 2020 and December 31, 2019; 57,313,556 and 52,374,735 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	57	52
Additional paid-in capital	1,222,271	1,069,639
Accumulated other comprehensive income	117	3
Accumulated deficit	(966,727)	(844,204)
TOTAL STOCKHOLDERS’ EQUITY	255,718	225,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$576,181	$340,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$299	$—	$357	$278
Operating expenses:
Cost of revenue (exclusive of amortization)	21	—	21	—
Research and development	27,103	25,526	66,897	49,521
Selling, general and administrative	29,606	13,596	50,830	26,506
Amortization	674	—	674	—
Total operating expenses	57,404	39,122	118,422	76,027
Loss from operations	(57,105)	(39,122)	(118,065)	(75,749)
Interest income	964	1,596	2,455	3,166
Interest expense	(4,256)	—	(6,404)	—
Changes in fair value of derivative liability	(59)	21	(149)	(71)
Other income (expense), net	(134)	115	(260)	(40)
Loss before income taxes	(60,590)	(37,390)	(122,423)	(72,694)
Income tax provision	—	—	(100)	—
Net loss	(60,590)	(37,390)	(122,523)	(72,694)
Unrealized gain (loss) and adjustment on securities included in net loss	(407)	46	114	124
Comprehensive loss	$(60,997)	$(37,344)	$(122,409)	$(72,570)
Basic and diluted net loss	$(60,590)	$(37,390)	$(122,523)	$(72,694)
Basic and diluted net loss per share	$(1.12)	$(0.86)	$(2.27)	$(1.71)
Basic and diluted weighted-average number of shares used in computing net loss per share	54,257,320	43,260,317	54,062,678	42,434,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	57,026,154	57	44,004,658	44	52,374,735	52	36,975,203	37
Issuance of common stock in connection with the Teoxane Agreement	—	—	—	—	2,500,000	3	—	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	220,799	—	67,997	—	1,417,853	1	391,023	—
Issuance of common stock in connection with offerings	—	—	—	—	975,000	1	6,764,705	7
Issuance of common stock upon exercise of stock options and warrants	24,442	—	5,416	—	76,794	—	8,240	—
Issuance of common stock relating to employee stock purchase plan	48,661	—	35,166	—	48,661	—	35,166	—
Net settlement of restricted stock awards for employee taxes	(6,500)	—	(7,763)	—	(79,487)	—	(68,863)	—
Balance — End of period	57,313,556	57	44,105,474	44	57,313,556	57	44,105,474	44
Additional Paid-In Capital
Balance — Beginning of period	—	1,213,931	—	941,068	—	1,069,639	—	830,368
Issuance of common stock in connection with the Teoxane Agreement	—	—	—	—	—	43,397	—	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	—	—	—	—	—	(1)	—	—
Issuance of common stock in connection with offerings, net of issuance costs of $44 and $521, respectively	—	—	—	—	—	15,536	—	107,572
Issuance of common stock upon exercise of stock options and warrants	—	427	—	75	—	999	—	93
Issuance of common stock relating to employee stock purchase plan	—	671	—	387	—	671	—	387
Equity component of convertible senior notes, net of transaction costs	—	—	—	—	—	108,510	—	—
Stock-based compensation	—	7,353	—	4,420	—	13,897	—	8,579
Capped call transactions	—	—	—	—	—	(28,865)	—	—
Net settlement of restricted stock awards for employee taxes	—	(111)	—	(99)	—	(1,512)	—	(1,148)
Balance — End of period	—	1,222,271	—	945,851	—	1,222,271	—	945,851
Other Accumulated Comprehensive Gain (Loss)
Balance — Beginning of period	—	524	—	70	—	3	—	(8)
Unrealized gain (loss) and adjustment on securities included in net loss	—	(407)	—	46	—	114	—	124
Balance — End of period	—	117	—	116	—	117	—	116
Accumulated Deficit
Balance — Beginning of period	—	(906,137)	—	(720,079)	—	(844,204)	—	(684,775)
Net loss	—	(60,590)	—	(37,390)	—	(122,523)	—	(72,694)
Balance — End of period	—	(966,727)	—	(757,469)	—	(966,727)	—	(757,469)
Total Stockholders’ Equity	57,313,556	$255,718	44,105,474	$188,542	57,313,556	$255,718	44,105,474	$188,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122,523)	$(72,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash in-process research and development	11,184	—
Stock-based compensation	13,897	8,579
Amortization of debt discount and issuance costs	4,504	—
Depreciation and amortization	2,152	1,418
Amortization of discount on investments	(1,111)	(1,481)
Other non-cash operating activities	240	338
Changes in operating assets and liabilities:
Accounts receivable	(49)	27,000
Inventories	(778)	—
Prepaid expenses and other current assets	(1,179)	(2,903)
Operating lease right of use assets	1,165	(2,938)
Other non-current assets	30	853
Accounts payable	(1,099)	(321)
Accruals and other liabilities	4,052	(914)
Deferred revenue	30,692	(278)
Operating lease liabilities	(1,679)	2,637
Net cash used in operating activities	(60,502)	(40,704)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(159,412)	(164,970)
Purchases of property and equipment	(1,113)	(1,459)
Purchase of intangible assets	(118)	—
Proceeds from maturities of investments	132,000	117,000
Proceeds from sale of investments	16,969	—
Net cash used in investing activities	(11,674)	(49,429)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	287,500	—
Proceeds from issuance of common stock in connection with offerings, net of commissions and discount	15,581	108,100
Proceeds from the exercise of stock options, common stock warrants and employee stock purchase plan	1,670	480
Payment of capped call transactions	(28,865)	—
Payment of convertible senior notes transaction costs	(9,190)	—
Net settlement of restricted stock awards for employee taxes	(1,512)	(1,148)
Payment of offering costs	(337)	(521)
Net cash provided by financing activities	264,847	106,911
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	192,671	16,778
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	171,890	73,986
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$364,561	$90,764
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of common stock in connection with the Teoxane Agreement	$43,400	$—
Property and equipment purchases included in accounts payable and accruals	$159	$1,408
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
The Company
Revance Therapeutics, Inc. is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including our next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing U.S. regulatory approval for DaxibotulinumtoxinA for Injection in 2020. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in three therapeutic indications — cervical dystonia, adult upper limb spasticity and plantar fasciitis. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for prestige U.S. aesthetics practices, including (i) the exclusive U.S. distribution rights of Resilient Hyaluronic Acid® (“RHA®”) Collection of dermal fillers, the first and only range of FDA-approved fillers for correction of dynamic facial wrinkles and folds, through an exclusive distribution agreement with Teoxane SA (“Teoxane”) and (ii) the Hint Inc. (“HintMD”) fintech platform, acquired in July 2020, which includes integrated smart payment, subscription and loyalty digital services. We have also partnered with Mylan N.V. to develop a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
Since inception, we have devoted substantially all of our efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the biosimilar to BOTOX®, and preparing the commercial launch of Teoxane’s RHA® Collection of dermal fillers. We have incurred losses and negative cash flows from operations. We have not generated substantial product revenue to date, and will continue to incur significant research and development and other expenses related to our ongoing operations.
For three and six months ended June 30, 2020, we had a net loss of $60.6 million and $122.5 million. As of June 30, 2020, we had a working capital surplus of $454.8 million and an accumulated deficit of $966.7 million. In recent years, we have funded our operations primarily through a combination of issuance and sale of common stock and issuance of convertible senior notes. As of June 30, 2020, we had capital resources of $494.0 million consisting of cash and cash equivalents and short-term investments. We believe that our existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-Q, and may identify additional capital resources to fund our operations.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, deferred revenue classification, accruals including clinical trial costs, stock-based compensation, fair value of derivative liability, fair value of the liability component of the convertible senior notes, allocation of purchase consideration of asset acquisitions, and accounting for income taxes. We base these estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances. The worldwide continued spread of COVID-19 has caused a global slowdown of economic activity which has decreased demand for a broad variety of goods and services, including from our potential customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. We are unable to predict the future effect resulting from the COVID-19 pandemic on, for instance, clinical trials and product launch timing. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.
Intangible Assets, net
Intangible assets acquired in asset acquisition are stated at cost, less accumulated amortization on the condensed consolidated balance sheets, and are amortized on a ratable basis over their useful life. Assets acquired as part of an asset acquisition that are considered to be in-process research and development are expensed unless there is an alternative future use in other research and development projects.
Product Revenue
To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
We recognize revenue from product sales when control of the product transfers, generally upon delivery, to the Customer. Upon recognition of revenue from product sales, reserves are evaluated for applicable variable considerations, which may include expected product returns, customer incentives and discounts, certain distributor costs and chargebacks, and those amounts that are subject to probable significant reversal. Where appropriate, these estimates generally take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC 606 for relevant factors. These factors include known historical data, known market events and trends, and/or forecasted

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.
Inventories
Inventories consist of finished goods held for sale to the customer. Cost is determined using the first-in-first-out (FIFO) method. Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No inventory valuation reserves have been recorded for any periods presented.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU” ) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted ASU 2018-15 on January 1, 2020 on a prospective basis.
Recent Accounting Pronouncements
The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

2. Revenue
Product Revenue
For the three and six months ended June 30, 2020, product revenue of less than $0.1 million was recorded from an initial sale of the RHA® Collection of dermal fillers in connection with the PrevU Program in advance of our formal launch.
Collaboration Revenue
Mylan Collaboration and License Agreement
Agreement Terms
We entered into a collaboration agreement with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V. (“Mylan”) in February 2018 (the “Mylan Collaboration”), pursuant to which we agreed to collaborate with Mylan exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. In August 2019, the Mylan Collaboration was amended to, among other things, revise the period of time for Mylan to decide whether to continue the development and commercialization of the biosimilar beyond the initial development plan (the “Continuation Decision”) to be on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that we provide Mylan with certain deliverables. Mylan provided us with written notice of its Continuation Decision in May 2020, and paid a $30 million milestone payment in connection with the Continuation Decision in June 2020.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Mylan has paid us an aggregate of $60 million in non-refundable upfront fees as of June 30, 2020, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Mylan Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Mylan. Other than the upfront payment, all other milestones and consideration we may earn under the Mylan Collaboration are subject to uncertainties related to development achievements, Mylan’s rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Mylan Collaboration. As of June 30, 2020, the transaction price allocated to the unfulfilled performance obligations is $106.6 million.
We recognize revenue and estimate deferred revenue based on the cost of services incurred over the total estimated cost of services to be provided for the development period. For revenue recognition purposes, the development period is estimated to extend through at least 2024. It is possible that this period will change and is assessed at each reporting date.
For the three and six months ended June 30, 2020, we recognized revenue related to development services of less than $0.3 million and $0.3 million, respectively. For the three months ended June 30, 2019, we recognized no revenue as no development services were provided during this period, and for the six months ended June 30, 2019, we recognized revenue related to development services provided of $0.3 million. As of June 30, 2020 and December 31, 2019, we estimated short-term deferred revenue of $12.2 million and $7.9 million, respectively; and long-term deferred revenue of $43.3 million and $18.0 million, respectively.
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
Fosun has paid us non-refundable upfront and other payments totaling $31.0 million before foreign withholding taxes. We are also eligible to receive (i) additional remaining contingent payments of up to $229.5 million upon the achievement of certain milestones based on (a) the approval of biologics license applications (“BLAs”) for certain aesthetic and therapeutic indications and (b) first calendar year net sales, and (ii) tiered royalty payments in low double digit to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
reporting period and upon a change in circumstances. As of June 30, 2020, the transaction price allocated to unfulfilled performance obligation is $31.0 million.
No revenue has been recognized from the Fosun License Agreement for the three and six months ended June 30, 2020 and 2019. Substantially all payments received to date were included in long-term deferred revenue as of June 30, 2020 and December 31, 2019.

3. Cash Equivalents and Short-Term Investments
Our cash equivalents and short-term investments consist of money market funds, U.S. treasury securities, U.S. government agency obligations, commercial paper, and overnight repurchase agreements which are classified as available-for-sale securities.
The following table is a summary of amortized cost, unrealized gains and losses, and fair value of our cash equivalents and short-term investments:

	June 30, 2020			December 31, 2019
		Unrealized			Unrealized
in thousands	Cost	Gains	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$339,635	$—	$339,635	$136,258	$—	$—	$136,258
Commercial paper	61,295	—	25,243	77,082	—	—	77,082
U.S. government agency obligations	43,937	57	43,994	5,993	2	(5)	5,990
U.S. treasury securities	25,183	60	61,295	48,349	6	—	48,355
Overnight repurchase agreements	—	—	—	15,001	—	—	15,001
Total cash equivalents and available-for-sale securities	$470,050	$117	$470,167	$282,683	$8	$(5)	$282,686

Classified as:
Cash equivalents			$339,635				$163,731
Short-term investments			130,532				118,955
Total cash equivalents and available-for-sale securities			$470,167				$282,686
As of June 30, 2020 and December 31, 2019, we have no other-than-temporary impairments on our available-for-sale securities and the contractual maturities of the available-for-sale securities are less than one-year.

4. Filler Distribution Agreement
In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane SA (“Teoxane”), pursuant to which Teoxane granted us with the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® (“RHA®”) Collection of dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to (i) RHA® 2, RHA® 3 and RHA® 4 which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds in the currently approved indications, (ii) RHA® 1, which is currently in clinical trials for the treatment of perioral rhytids, and (iii) future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® Collection of dermal fillers”) in the U.S. and U.S. territories and possessions. The Teoxane Agreement will be effective for a term of ten years upon product launch and may be extended for two years upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations and certain minimum expenditure requirements, which are discussed in Note 11.
If Teoxane pursues regulatory approval for RHA® Collection of dermal fillers for certain new indications or filler

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We will also have a right of first negotiation with respect to any cosmeceutical products that Teoxane wishes to distribute in the U.S, and Teoxane will have a right of first negotiation in connection with the distribution of DaxibotulinumtoxinA for Injection for aesthetic use, outside the U.S. and U.S. territories where Teoxane has an affiliate.
The Teoxane Agreement is accounted for as an asset acquisition for the distribution rights of various approved and unapproved products and indications. The aggregate purchase consideration for the distribution rights is $43.5 million, consisting of the fair value of the 2,500,000 shares transferred to Teoxane and transaction costs. The purchase consideration is allocated to the underlying groups of approved and unapproved products based on their relative fair values, of which $11.2 million is allocated to certain unapproved products and future innovations, or in-process research and development assets, and is recognized as research and development expense on the condensed consolidated statements of operations and comprehensive loss. The remaining purchase consideration is allocated to the currently approved products and indications, and is recognized as an intangible asset on the condensed consolidated balance sheets. The intangible asset is amortized over approximately 4 years commenced upon the first delivery of the RHA® Collection of dermal fillers products from Teoxane in June 2020.
The following table summarized the distribution rights:

	June 30, 2020
(in thousands)	Initial Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights to approved products and indications	$32,334	$(674)	$31,660

5. Derivative Liability
In 2012, we entered into a settlement agreement in which we are obligated to pay $4.0 million upon achieving regulatory approval for DaxibotulinumtoxinA for Injection or DaxibotulinumtoxinA Topical. We determined that such payment was a derivative instrument that requires fair value accounting as a liability and periodic fair value remeasurement until settled. The fair value of the derivative liability was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor.
As of June 30, 2020, the fair value of the derivative liability was $3.1 million, which was measured using a term of 0.4 years based on an expected BLA approval in 2020, a risk-free rate of 0.2% and a credit risk adjustment of 7.5%. As of December 31, 2019, the fair value of the derivative liability was $3.0 million, which was measured using a term of 0.9 years based on an expected BLA approval in 2020, a risk-free rate of 1.6% and a credit risk adjustment of 7.5%.

6. Inventories
As of June 30, 2020, our inventories of $0.8 million consisted of only finished goods, which are the purchased RHA® Collection of dermal fillers from Teoxane.

7. Leases
We have non-cancelable operating leases for facilities for research, manufacturing, and administrative functions, and equipment operating leases. As of June 30, 2020, the weighted average remaining lease term is 6.5 years. The monthly payments for the facility lease escalate over the facility lease term with the exception of a decrease in payments at the beginning of 2022. We have options to extend the facility operating leases for up to 14.0 years. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The operating lease costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$1,425	$1,425	$2,850	$2,768
Variable lease cost (1)	272	298	349	588
Total operating lease costs	$1,697	$1,723	$3,199	$3,356
(1)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.
As of June 30, 2020, maturities of our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2020 remaining six months	$3,372
2021	6,942
2022	5,464
2023	5,557
2024	5,733
2025 and thereafter	12,226
Total operating lease payments	39,294
Less imputed interest (1)	(11,634)
Present value of operating lease payments	$27,660
(1)Our lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of 12.0%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.
Supplemental cash flow information related to the operating leases was as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,363	$3,069
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,890

8. Convertible Senior Notes
On February 14, 2020, we issued convertible senior notes that are due in 2027 (the “2027 Notes”) with an aggregate principal balance of $287.5 million, pursuant to an indenture, dated February 14, 2020, between Revance and U.S. Bank National Association, as trustee (the “Indenture”). The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. A portion of the net proceeds from the 2027 Notes were used to purchase the capped call transactions described below and the remainder will be used to fund expenses associated with commercial launch activities for both the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection for glabellar lines, research and development, and other corporate activities.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Interest expense relating to the 2027 Notes in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2020
Contractual interest expense	$1,258	$1,901
Amortization of debt discount (1)	2,909	4,370
Amortization of debt issuance costs (2)	90	134
Total interest expense	$4,257	$6,405
(1)The effective interest rate on the liability component of the 2027 Notes was 9.5% for the three and six months ended June 30, 2020, which remained unchanged from the issuance date. As of June 30, 2020, the unamortized debt discount was $107.7 million, and will be amortized over 6.6 years.
(2)As of June 30, 2020, the unamortized debt issuance cost for the 2027 Notes was $5.5 million on the condensed consolidated balance sheets.
As of June 30, 2020, the convertible senior notes on the condensed consolidated balance sheets represented the carrying amount of the liability component of the 2027 Notes, net of unamortized debt discounts and debt issuance costs, which are summarized as follows:

(in thousands)	June 30, 2020
2027 Notes	$287,500
Less: Unamortized debt discount and debt issuance costs	(113,196)
Carrying amount of 2027 Notes	$174,304
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of June 30, 2020, we had not purchased any shares under the capped call transactions.

9. Stockholders’ Equity and Stock-Based Compensation
Common Stock Warrants
As of December 31, 2019, warrants to purchase 34,113 shares of common stock were outstanding at an exercise price of $14.95 per share, which expired in May 2020. In February 2020, warrants to purchase 34,113 shares of common stock were net exercised for 11,134 shares of common stock. As of June 30, 2020, no common stock warrants were outstanding.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
2014 Equity Incentive Plan (the “2014 EIP”)
On January 1, 2020, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 2,094,989 shares. For the six months ended June 30, 2020, 983,675 stock options and 1,501,125 restricted stock awards, including 215,000 performance stock awards, were granted under the 2014 EIP. As of June 30, 2020, 518,633 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the six months ended June 30, 2020, no stock options or restricted stock awards were granted under the 2014 IN. As of June 30, 2020, 247,426 shares were available for issuance under the 2014 IN.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2020, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of June 30, 2020, 1,655,344 shares were available for issuance under the 2014 ESPP.
Net Loss per Share
Our basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, which includes the vested restricted stock awards. The diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, underlying shares of convertible senior notes at the initial conversion price, outstanding stock options, outstanding common stock warrants, unvested restricted stock awards and performance stock awards, and shares of common stock expected to be purchased under 2014 ESPP are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	June 30,
	2020	2019
Convertible senior notes	8,878,938	—
Outstanding common stock options	5,475,879	4,438,894
Unvested restricted stock awards and performance stock awards	2,966,749	797,190
Outstanding common stock warrants	—	34,113
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
At-The-Market Offering
We are party to a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “2018 ATM Agreement”), under which we may offer and sell common stock having aggregate proceeds of up to $125.0 million through Cantor Fitzgerald as our sales agent. Under the 2018 ATM Agreement, sales of common stock through Cantor Fitzgerald will be made by means of ordinary brokers’ transactions on the Nasdaq or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Cantor Fitzgerald. From time to time, Cantor Fitzgerald may sell the common stock based upon our instructions, and we will pay a commission to Cantor Fitzgerald of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald. For the six months ended June 30, 2020, no common stock was sold under the 2018 ATM Agreement.
Stock-based Compensation
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$2,584	$2,253	$5,026	$4,332
Selling, general and administrative	4,769	2,167	8,871	4,247
Total stock-based compensation	$7,353	$4,420	$13,897	$8,579

10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	June 30, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$339,635	$339,635	$—	$—
U.S. treasury securities	25,243	25,243	—	—
Commercial paper	61,295	—	61,295	—
U.S. government agency obligations	43,994	—	43,994	—
Total assets measured at fair value	$470,167	$364,878	$105,289	$—

Liabilities
Derivative liability	$3,101	$—	$—	$3,101
Total liabilities measured at fair value	$3,101	$—	$—	$3,101

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
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2019	$2,952
Change in fair value	149
Fair value as of June 30, 2020	$3,101
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
The fair value of the 2027 Notes (Note 8) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We carry 2027 Notes at face value less unamortized debt discount and issuance costs on our condensed consolidated balance sheets and present the fair value for disclosure purposes only. As of June 30, 2020, the fair value of the 2027 Notes was $285.0 million.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
11. Commitments and Contingencies
Teoxane Agreement
We are parties to the Teoxane Agreement (Note 4), which will be effective for a term of ten years upon product launch and may be extended for two years upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
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
Other Contingencies
We are obligated to pay $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”), when a certain regulatory milestone is achieved. As of June 30, 2020, the milestone had not been achieved. We are also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
We entered into an asset purchase agreement (the “BTRX Purchase Agreement”) with Botulinum Toxin Research Associates, Inc. (“BTRX”), under which we are obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events. As of June 30, 2020, a one-time intellectual property development milestone liability of $1.0 million has been recorded in accruals on our condensed consolidated balance sheets.
We entered into an agreement with BioSentinel, Inc. (“BioSentinel”), under which we in-license BioSentinel’s technology and expertise for research, development and manufacturing purposes. We are obligated to pay BioSentinel minimum quarterly use fees and a one-time milestone payment of $0.3 million when a certain regulatory approval is achieved. As of June 30, 2020, the milestone has not been achieved.
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
For the six months ended June 30, 2020, no amounts associated with the indemnification agreements have been recorded.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

HintMD Loan Agreement
On May 18, 2020, in connection with the HintMD Merger Agreement (as defined in Note 12), we entered into a Loan Agreement (“HintMD Loan Agreement”) with Hint, Inc. (“HintMD”), pursuant to which we agreed to advance to HintMD the aggregate amount of up to $14,391,759, (the “HintMD Loan”), with annual interest of 1.5%, to fund working capital. The HintMD Loan matures on September 6, 2026, provided that, if HintMD’s senior indebtedness is prepaid or converted into shares of its capital stock prior to March 5, 2026, then the maturity date will be the later of (i) one year following the termination of the HintMD Merger Agreement, or (ii) the date the senior indebtedness is prepaid or converted in full. The HintMD Loan will be forgiven if the HintMD Merger Agreement is terminated as a result of our willful and material breach, provided no change of control of HintMD has occurred prior to such date. As of June 30, 2020, no amounts have been advanced to HintMD.
Immediately preceding the HintMD Acquisition on July 23, 2020 (Note 12), HintMD’s senior indebtedness converted in full, thereby accelerating the maturity date of the HintMD Loan. As of July 23, 2020, no amounts had been advanced or were outstanding with HintMD.

12. Subsequent Events
HintMD Acquisition
On July 23, 2020 (the “Closing Date”), we completed our previously announced acquisition (the “HintMD Acquisition”) of HintMD, pursuant to that certain Agreement and Plan of Merger, dated as of May 18, 2020, (the “HintMD Merger Agreement”), by and among Revance, Heart Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Revance, HintMD, and Fortis Advisors LLC, a Delaware limited liability company, as the securityholders’ representative. HintMD is a private financial technology platform company working to improve the aesthetic experience for physicians and patients that is complementary to our product offerings and strategy. The HintMD Acquisition provides potential economic opportunities in a fragmented financial technology platform market, as well as potential synergies in both our commercial strategies and certain costs as we integrate.
Each share of capital stock of HintMD (the “HintMD Capital Stock”) that was issued and outstanding immediately prior to the Closing Date was automatically cancelled and converted into the right to receive 0.3235 shares of our common stock. In addition, outstanding and unexercised options to purchase shares of HintMD common stock immediately prior to the Closing Date under the Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”), excluding options held by former employees or former service providers of HintMD, whether or not vested, were converted based on the a conversion ratio defined in the HintMD Merger Agreement into options to purchase our common stock, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the HintMD Acquisition. The total number of shares of our common stock issued as consideration for the HintMD Acquisition was 8,572,213, including (i) 683,200 shares of our common stock which will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the HintMD Merger Agreement and (ii) converted options to purchase an aggregate of 801,600 shares of our common stock.
Mark J. Foley, President, Chief Executive Officer and a director of Revance is a former director and equity holder of HintMD. The shares of HintMD Capital Stock beneficially owned by Mr. Foley prior to the Closing Date were automatically cancelled and converted into the right to receive shares of our common stock in accordance with the terms of the HintMD Merger Agreement.
On July 23, 2020, in connection with the HintMD Acquisition, we increased the number of shares of common stock reserved for issuance under the 2014 IN by 1,089,400 shares. We also granted restricted stock awards for an aggregate of 784,496 shares of our common stock pursuant to the 2014 IN to certain former HintMD employees.
Given the recent date of the HintMD Acquisition, we have not determined the preliminary purchase price for allocation of the fair value of the assets purchased and liabilities assumed in the transaction.

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
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding the results, timing, costs and completion of our clinical trials and regulatory submissions needed for the approval of DaxibotulinumtoxinA for Injection, including but not limited to, for the treatment of glabellar (frown) lines, forehead lines, lateral canthal lines, upper facial lines (frown lines, forehead lines and lateral canthal lines combined), cervical dystonia, plantar fasciitis, and adult upper limb spasticity in the U.S., Europe and other countries or for the approval of RHA® 1 in the U.S.;
•the uncertain clinical development process, including the risk that clinical trials may not have an effective design or generate positive results, or that positive results would assure regulatory approval or commercial success of our product candidates;
•our expectations regarding our future development of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates for other indications, including but not limited to, migraine;
•our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection, biosimilar or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process, as well as our ability to acquire supplies of RHA® Collection of dermal fillers from Teoxane;
•our plans to research, develop and commercialize our product candidates, including the potential for commercialization by us of DaxibotulinumtoxinA for Injection, if approved; our expectations regarding the potential market size, opportunity and growth potential for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved for commercial use;
•our belief that DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates can expand overall demand for botulinum toxin;
•that we may not obtain the anticipated financial and other benefits of the Teoxane Agreement with Teoxane Teoxane, including our ability to realize anticipated synergies and successfully commercialize Teoxane’s RHA® Collection of dermal fillers;
•the commercial acceptance and potential of Teoxane’s RHA® Collection of dermal fillers, including market size and anticipated adoption rates;
•status of commercial collaborations, including collaboration agreement with Mylan and Fosun;
•our ability to build our own sales and marketing capabilities, or seek collaborative partners including distributors, to commercialize our product candidates, if approved;
•our ability to successfully commercialize our product candidates and the timing of commercialization activities;

•our ability to manufacture in our facility and to scale up our manufacturing capabilities and those of future third-party manufacturers if our product candidates are approved;
•unanticipated costs or delays in research, development and commercialization efforts;
•estimates of our expenses, future revenue, and capital requirements;
•the timing or likelihood of regulatory filings and approvals;
•our ability to obtain and maintain regulatory approval of our product candidates;
•our ability to advance product candidates into, and successfully complete, clinical trials;
•the implementation of our business model, and strategic plans for our business, product candidates and technology;
•our ability to achieve market acceptance of our product candidates;
•the rate and degree of market acceptance of our product candidates;
•our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies, including the successful integration of HintMD;
•our ability to increase market acceptance and adoption of and generate subscription revenues from the HintMD payments platform;
•the potential impact on our operating margin from the HintMD Acquisition;
•the impact of acquisitions, including the HintMD Acquisition, on our future product offerings;
•competitive pressures in the markets in which Revance operates;
•the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;
•unanticipated costs or delays in research;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•our ability to establish collaborations or obtain funding for our operations;
•our financial performance, including future revenue targets;
•developments and projections relating to our competitors and our industry; and
•the impact of the COVID-19 pandemic on our manufacturing operations, supply chain, business operations, commercialization efforts, end user demand for our products, clinical trials and other aspects of our business.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk factors” in this Form 10-Q and the documents incorporated by reference herein. We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-

looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances described in this Form 10-Q and the documents incorporated by reference herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements contained or incorporated by reference in this offering memorandum and the documents incorporated by reference herein.
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

Overview
Revance Therapeutics, Inc. is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including our next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing U.S. regulatory approval for DaxibotulinumtoxinA for Injection in 2020. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in three therapeutic indications - cervical dystonia, adult upper limb spasticity and plantar fasciitis. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for prestige U.S. aesthetics practices, including (i) the exclusive U.S. distribution rights of the RHA® Collection of dermal fillers, the first and only range of FDA-approved fillers for correction of dynamic facial wrinkles and folds, through an exclusive distribution agreement with Teoxane and (ii) and the HintMD fintech platform, acquired in July 2020, which includes integrated smart payment, subscription and loyalty digital services. We have also partnered with Mylan N.V. to develop a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
Impact of the COVID-19 Pandemic on Our Operations
On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the U.S. declared a national emergency with respect to the coronavirus pandemic. This pandemic has severely affected global economic activity, and many countries and most states in the U.S. have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel.
The health and safety of the Revance team, their families and our communities remains our top priority. As a response to COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. We continue to monitor the situation and have gradually resumed essential operations . We have adopted remote working tools to minimize the disruption to the achievement of our goals and objectives for the employees whose job duties do not require physical presence to complete their work. Certain manufacturing, quality and laboratory-based employees are working onsite.
The COVID-19 pandemic may negatively affect our supply chain, end user demand for our products, our ability to obtain approval of product candidates from the FDA or other regulatory authorities and our commercialization activities. For instance, the product supply of the RHA® Collection of dermal fillers was delayed by distribution partner Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of RHA® Collection of dermal fillers to us in June 2020.

As a result, our anticipated product launch of the RHA® 2, 3 and 4 Collection of dermal fillers was delayed by one quarter and the hiring time frame for building our sales force was adjusted to coincide with product availability. In addition, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products.
Our clinical trials may also be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing. In June 2020, we announced the decision to end screening and complete the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We will complete the Phase 2 study with 83 subjects enrolled. COVID-19 pandemic may delay enrollment in our future global clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.
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
DaxibotulinumtoxinA for Injection - Aesthetics
Glabellar lines. In December 2018, we announced topline results for the SAKURA 3 open-label, long-term safety study. DaxibotulinumtoxinA for Injection appeared to be generally well-tolerated with no new tolerability or safety concerns reported. We submitted the BLA in November 2019. The FDA accepted the BLA on February 5, 2020, and the Prescription Drug User Fee Act (“PDUFA”) target action date is November 25, 2020. If the BLA is approved on or by the target action date, we plan to initiate commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020.
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
Forehead lines. In January 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate treatment of moderate or severe dynamic forehead lines in conjunction with treatment of the glabellar complex. The objective is to understand the potential dosing and injection patterns of DaxibotulinumtoxinA for Injection in other areas of the upper face in addition to the lead indication in glabellar lines. We completed enrollment for the study in July 2019 and released topline results in June 2020. The primary endpoint for efficacy was the proportion of subjects achieving a score of none or mild in wrinkle or line severity at Week 4 at maximum eyebrow elevation for forehead lines In this study, 100% of subjects achieved a score of none or mild at Week 4 in at least one treatment group. DaxibotulinumtoxinA for Injection was well-tolerated at all dose levels. Adverse events were mild, localized and transient as expected and there were no treatment-related serious adverse events, as is common with other approved neuromodulators in the treatment of upper facial lines. One of the exploratory endpoints in the study was duration of effect, defined as the median time to return to baseline wrinkle severity based on both investigator and patient assessment. At least one dose in the study demonstrated a median duration of effect of 27 weeks on forehead lines.
Lateral canthal lines. In March 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe lateral canthal lines. The objective is to understand the potential dosing of

DaxibotulinumtoxinA for Injection in the lateral canthal area. We released topline results in June 2020. The primary endpoint for efficacy was the proportion of subjects achieving a score of none or mild in wrinkle or line severity at Week 4 at maximum smile for crow’s feet. In this study, 88% of subjects achieved a score of none or mild at Week 4 in at least one treatment group. DaxibotulinumtoxinA for Injection was well-tolerated at all dose levels. Adverse events were mild, localized and transient as expected and there were no treatment-related serious adverse events, as is common with other approved neuromodulators in the treatment of upper facial lines. One of the exploratory endpoints in the study was duration of effect, defined as the median time to return to baseline wrinkle severity based on both investigator and patient assessment. At least one dose in the study demonstrated a median duration of effect of 24 weeks on crow’s feet.
Upper Facial Lines. In December 2019, we initiated a new multicenter, open-label Phase 2 trial for treatment of the upper facial lines -- glabellar (frown), lateral canthal (crow’s feet), and forehead lines combined -- to understand the safety and efficacy, including potential dosing and injection patterns, of DaxibotulinumtoxinA for Injection, covering the upper facial lines. This trial is in addition to the open-label Phase 2 clinical trials that we completed and reported in June 2020. Interim Week 4 data from the Phase 2a studies in forehead lines and crow’s feet were used in the final design of this current upper facial lines Phase 2 study to optimize dosing and injection patterns. We completed enrollment in the first quarter of 2020 with all subjects dosed and expect to release topline results in the fourth quarter of 2020.
DaxibotulinumtoxinA for Injection - Therapeutics
Cervical dystonia (ASPEN). In June 2018, we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program based on the Phase 2 safety and efficacy results and guidance from the FDA and European Medicines Agency (“EMA”). The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults including a randomized, double-blind, placebo-controlled, parallel group trial (ASPEN-1), and an open-label, long-term safety trial (ASPEN-OLS). We announced the completion of the ASPEN-1 enrollment in November 2019 with all subjects dosed and past the primary endpoint visit. We expect to release topline results in the fall of 2020. The enrollment for ASPEN-OLS has been completed with a total of 358 subjects and the trial is ongoing.

Adult upper limb spasticity (JUNIPER). In December 2018, we initiated a Phase 2 trial for the treatment of adult upper limb spasticity (JUNIPER). This is a randomized, double-blind, placebo-controlled, parallel group, dose-ranging trial to evaluate the efficacy and safety of DaxibotulinumtoxinA for Injection for the treatment of upper limb spasticity in adults after stroke or traumatic brain injury. Enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing related to the COVID-19 pandemic. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We will complete the Phase 2 study with 83 subjects enrolled. We believe that truncating the Phase 2 trial enrollment in June could potentially allow them to move into the pivotal Phase 3 upper limb spasticity trials earlier than originally planned, while also avoiding patient enrollment during this challenging time. We expect to announce topline data from the JUNIPER Phase 2 trial in early 2021.

Plantar fasciitis. We initiated our current Phase 2 trial in December 2018. The Phase 2 prospective, randomized, double-blind, multi-center, placebo-controlled study was designed to evaluate the safety and efficacy of two doses of administration of our investigational drug candidate DaxibotulinumtoxinA for Injection in reducing the signs and symptoms of plantar fasciitis. We completed Phase 2 trial enrollment in December 2019 with all subjects dosed and past the primary endpoint. We expect to release topline results in the fall of 2020.
Migraine. As part of our 2020 planning process, we decided to adjust the initiation of migraine clinical trials this year and will re-evaluate the timing next year as part of our 2021 planning cycle.
HintMD Acquisition
On July 23, 2020 (the “Closing Date”), we completed our previously announced HintMD Acquisition, pursuant to the HintMD Merger Agreement.

Each share of the HintMD Capital Stock that was issued and outstanding immediately prior to the Closing Date was automatically cancelled and converted into the right to receive 0.3235 shares of our common stock. In addition, outstanding and unexercised options to purchase shares of HintMD common stock immediately prior to the Closing Date under the HintMD Plan, excluding options held by former employees or former service providers of HintMD, whether or not vested, were converted based on the a conversion ratio defined in the HintMD Merger Agreement into options to purchase our common stock, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the HintMD Acquisition. The total number of shares of our common stock issued as consideration for the HintMD Acquisition was 8,572,213, including (i) 683,200 shares of our common stock which will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the HintMD Merger Agreement and (ii) converted options to purchase an aggregate of 801,600 shares of our common stock.
Teoxane’s Resilient Hyaluronic Acid®(RHA®) Technology and Launch
In January 2020, we entered into the Teoxane Agreement with Teoxane, pursuant to which Teoxane granted us with the exclusive right to import, market, promote, sell and distribute Teoxane’s RHA® Collection of dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to (i) RHA® 2, RHA® 3 and RHA® 4 which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds, including RHA® 2, RHA® 3 and RHA® 4 in the currently approved indications, (ii) RHA® 1, which is currently in clinical trials for the treatment of perioral rhytids and is anticipated to be approved by the FDA in 2021, and (iii) future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® Collection of dermal fillers”) in the U.S. and U.S. territories and possessions. The Teoxane Agreement will be effective for a term of ten years upon the mutual agreement of the parties with an option to extend for two additional years. We are required to meet certain minimum purchase obligations during each year of the term and are also required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
As of mid-March, product supply of the RHA® Collection of dermal fillers was delayed due to Teoxane’s temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. We have adjusted our plan accordingly to build out a U.S. commercial organization and to introduce the FDA-approved RHA® Collection of dermal fillers in the U.S. in the third quarter of 2020. While our formal launch of the RHA® Collection of dermal fillers is slated to start in the third quarter of 2020, for the three and six months ended June 30, 2020, product revenue of less than $0.1 million was recorded from an initial sale in connection with the PrevU Program.

Mylan and OnabotulinumtoxinA Biosimilar
Mylan provided us with written notice of its Continuation Decision in May 2020 and paid us a $30 million milestone payment in connection with the Continuation Decision in June 2020. We are now moving forward with characterization and product development work, followed by an anticipated filing of an Investigational New Drug Application (“IND”) application with the FDA in 2022.

Results of Operations
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Product revenue	$49	$—	N/M	$49	$—	N/M
Collaboration revenue	250	—	N/M	308	278	11%
Total revenue	$299	$—	N/M	$357	$278	28%
N/M - Not meaningful
Product Revenue
While our formal launch of the RHA® Collection of dermal fillers is slated to start in September 2020, for the three and six months ended June 30, 2020, product revenue of less than $0.1 million was recorded from an initial sale in connection with the PrevU Program.
Collaboration Revenue
For the three and six months ended June 30, 2020, our collaboration revenue increased compared to the same periods in 2019, due to relative effort and timing of additional initial development activities from the Mylan Collaboration.
Operating Expenses
Our operating expenses consist of cost of revenue (exclusive of depreciation and amortization), research and development expenses, selling, general and administrative expenses, and depreciation and amortization. The largest component of our operating expenses is our personnel costs including stock-based compensation. We expect our operating expenses to increase in the near term as we prepare to commercialize the Teoxane RHA® Collection of dermal fillers in the U.S. and, if the BLA is approved on or before the PDUFA target action date, DaxibotulinumtoxinA for Injection for treatment of glabellar lines, initiate and complete additional clinical trials and associated programs related to DaxibotulinumtoxinA for Injection for the treatment cervical of dystonia, plantar fasciitis, adult upper limb spasticity, and any future new indications, and our biosimilar product candidate.
Cost of Revenue (exclusive amortization)
The cost of revenue (exclusive of amortization) consists of the cost of inventory related to the RHA® Collection of dermal fillers delivered to our distributor customer in the second quarter of 2020.
Research and Development Expenses
We recognize research and development expenses as they are incurred. Since our inception, we have focused on our clinical development programs and the related research and development. We have been developing one or more of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, and our biosimilar product candidates and have typically shared our employees, consultants and infrastructure resources across all programs. We believe that the strict allocation of costs by product candidate would not be meaningful, therefore, we generally do not track these costs by product candidates.
Research and development expenses consist primarily of:
•salaries and related expenses for personnel in research and development functions, including stock-based compensation;
•expenses related to the initiation and completion of clinical trials and studies for DaxibotulinumtoxinA for

Injection, DaxibotulinumtoxinA Topical and our biosimilar candidate, including expenses related to production of clinical supplies;
•fees paid to clinical consultants, contract research organizations (“CROs”) and other vendors, including all related fees for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;
•other consulting fees paid to third parties;
•expenses related to establishment and maintenance of our own manufacturing facilities;
•expenses related to the manufacture of drug substance and drug product supplies for ongoing and future preclinical and clinical trials and other pre-commercial supplies;
•expenses to support our product development and establish manufacturing capabilities to support potential future commercialization of any products for which we may obtain regulatory approval;
•expenses related to license fees and milestone payments under in-licensing agreements;
•expenses related to compliance with drug development regulatory requirements in the U.S., the European Union and other foreign jurisdictions;
•depreciation and other allocated expenses; and
•charges from asset acquisition related to in-process research and development.
Our research and development expenses are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect to maintain our research and development efforts as we continue our clinical development of DaxibotulinumtoxinA for Injection for the treatment of facial wrinkles and other therapeutic indications, such as cervical dystonia, plantar fasciitis, adult upper limb spasticity, and migraine, any future new indications, and our biosimilar product candidate or if the FDA requires us to conduct additional clinical trials for approval.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.

Our research and development expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Clinical and regulatory	$12,888	$12,747	1%	$27,576	$25,114	10%
In-process research and development	—	—	—%	11,184	—	N/M
Manufacturing and quality	9,439	7,727	22%	18,826	15,089	25%
Stock-based compensation	2,584	2,253	15%	5,026	4,332	16%
Other research and development expenses	2,192	2,799	(22)%	4,285	4,986	(14)%
Total research and development expenses	$27,103	$25,526	6%	$66,897	$49,521	35%
N/M - Not meaningful
Clinical and regulatory
Clinical and regulatory expenses include personnel costs, external clinical trial costs for clinical sites, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of DaxibotulinumtoxinA for Injection. For the three months ended June 30, 2020 and 2019, clinical and regulatory costs totaled $12.9 million, or 48%, and $12.7 million, or 50%, respectively, of the total research and development expenses for the respective periods. For the six months ended June 30, 2020 and 2019, clinical and regulatory costs totaled $27.6 million, or 41%, and $25.1 million, or 51%, respectively, of the total research and development expenses for the respective periods.
For the three and six months ended June 30, 2020, clinical and regulatory expenses increased by $0.1 million, or 1%, and $2.5 million, or 10%, respectively, compared to the same periods in 2019. This increase is primarily due to increased expenses related to hiring additional personnel and outside services to support new and continuing clinical trials. We expect to maintain our clinical and regulatory expenses in the near term as we initiate and complete clinical trials and other associated programs related to DaxibotulinumtoxinA for Injection for the treatment forehead lines, lateral canthal lines, cervical dystonia, plantar fasciitis, and adult upper limb spasticity.
In-process research and development
In connection with the Teoxane Agreement in the first quarter of 2020, $11.2 million of the aggregate purchase consideration is recognized as in-process research and development that are related to certain products and indications not approved by the FDA.
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug product used in our research and development of DaxibotulinumtoxinA for Injection. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our product to support quality control and assurance activities. These expenses do not include clinical expenses associated with the development of DaxibotulinumtoxinA for Injection. For the three months ended June 30, 2020 and 2019, manufacturing and quality expenses were $9.4 million, or 35%, and $7.7 million, or 30%, respectively, of the total research and development expenses for the respective periods. For the six months ended June 30, 2020 and 2019, manufacturing and quality expenses were $18.8 million, or 28%, and $15.1 million, or 30%, respectively, of the total research and development expenses for the respective periods.
For the three and six months ended June 30, 2020, manufacturing and quality expenses increased by $1.7 million, or 22%, and $3.7 million, or 25%, compared to the same periods in 2019, primarily due to increased expenses related to manufacturing and quality activities, and hiring additional personnel in anticipation and support of the potential FDA inspections and the approval process of DaxibotulinumtoxinA for Injection. We expect to increase our manufacturing and quality efforts as we approach commercialization for the potential launch of DaxibotulinumtoxinA for Injection despite certain disruptions related to the COVID-19 pandemic. Certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs after the potential approval of DaxibotulinumtoxinA for Injection is obtained.
Stock-based compensation
For the three and six months ended June 30, 2020, stock-based compensation included in research and development expenses increased by $0.3 million, or 15%, and $0.7 million, or 16%, compared to the same periods in 2019, primarily due to increased employee headcount.
Other research and development expenses
Other research and development expenses include expenses for personnel, contract research organizations, consultants, raw materials, and lab supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection and our biosimilar product candidate. For the three months ended June 30, 2020 and 2019, other research and development expenses were $2.2 million, or 8%, and $2.8 million, or 11%, respectively, of the total research and development expenses for the respective periods. For the six months ended June 30, 2020 and 2019, other research and development expenses were $4.3 million, or 6%, and $5.0 million, or 10%, respectively, of the total research and development expenses for the respective periods.
For the three and six months ended June 30, 2020, other research and development expenses decreased by $0.6 million, or 22%, and $0.7 million, or 14%, respectively, compared to the same period in 2019, primarily due to general reallocation of resources to focus on FDA approval and other priorities.

Selling, general and Administrative Expenses
Selling, general and administrative expenses consist primarily the following:
•RHA® Collection of dermal fillers pre-commercial sales and marketing activities and compensation costs of our sales force hired to date;
•other RHA® and DaxibotulinumtoxinA for Injection pre-commercial activities including market research and public relations;
•personnel and service costs in our finance, general information technology, commercial, investor relations, legal, human resources, and other administrative functions, including stock-based compensation; and
•professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents.
We expect that our selling, general and administrative expenses will increase with the commercial launch of the RHA® Collection of dermal fillers, if approved, the commercialization of DaxibotulinumtoxinA for Injection, and as a result of the HintMD Acquisition.

Our selling, general and administration expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Selling, general and administrative expenses before stock-based compensation	$24,837	$11,429	117%	$41,959	$22,259	89%
Stock-based compensation	4,769	2,167	120%	8,871	4,247	109%
Total selling, general and administrative expenses	$29,606	$13,596	118%	$50,830	$26,506	92%

Selling, general and administrative expenses before stock-based compensation
For the three and six months ended June 30, 2020, selling, general and administrative expenses increased by $13.4 million, or 117%, and $19.7 million, or 89%, respectively, compared to the same periods in 2019, primarily due to ramp up in promotional activities for RHA®, pre-commercial activities for DaxibotulinumtoxinA for Injection, increased personnel in commercial and administrative functions, and costs related to professional services in preparation for the launch of Teoxane’s RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection.
We expect selling, general and administrative expenses to increase due to the launch of RHA® Collection of dermal fillers and the HintMD Acquisition.
Stock-based compensation
For the three and six months ended June 30, 2020, stock-based compensation included in selling, general and administrative expenses increased by $2.6 million, or 120%, and $4.6 million, or 109%, respectively, compared to the same period in 2019, primarily due to increased employee headcount, increase in fair value of our stock, and incremental expenses recognized from the performance stock awards, which were granted beginning in the fourth quarter of 2019.
Amortization
Amortization increased by $0.7 million for both three and six months ended June 30, 2020 compared to the same periods in 2019, due to the amortization of distribution rights of $0.7 million in the second quarter of 2020.
Net Non-Operating Income and Expense
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.

Interest Expense
Interest expense includes cash and non-cash components from the 2027 Notes. The cash component of the interest expense represents the contractual interest charges. The non-cash component of the interest expense represents the amortization of the debt discount issuance costs. For the three and six months ended June 30, 2020, interest expense of $4.3 million and $6.4 million, respectively, were from the 2027 Notes issued in February 2020.
Change in Fair Value of Derivative Liability
The derivative liability on our condensed consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of derivative liability until paid.
Other Income (Expense), net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Our net non-operating income and expense are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Interest income	$964	$1,596	(40)%	$2,455	$3,166	(22)%
Interest expense	(4,256)	—	N/M	(6,404)	—	N/M
Change in fair value of derivative liability	(59)	21	(381)%	(149)	(71)	110%
Other income (expense), net	(134)	115	(217)%	(260)	(40)	550%
Total net non-operating income (expense)	$(3,485)	$1,732	(301)%	$(4,358)	$3,055	(243)%
N/M - Not meaningful

Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	June 30, 2020	December 31, 2019	Increase
Cash, cash equivalents, and short-term investments	$494,043	$290,115	$203,928
Working capital	$454,778	$255,623	$199,155
Stockholders’ equity	$255,718	$225,490	$30,228

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
As of June 30, 2020 and December 31, 2019, we had cash, cash equivalents and short-term investments of $494.0 million and $290.1 million, respectively, which represented an increase of $203.9 million. The increase was primarily due to the proceeds from issuance of convertible senior notes of $287.5 million, the issuance of common stock in connection with the offering, net of commissions and discount, of $15.6 million, and the $30 million cash milestone payment from Mylan. These increases were primarily offset by cash used in other operating activities of $90.5 million, payment of capped call transactions of $28.9 million and payments of offering costs and convertible senior notes transaction costs of $9.5 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Form 10-Q:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(60,502)	$(40,704)
Investing activities	$(11,674)	$(49,429)
Financing activities	$264,847	$106,911

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
For the six months ended June 30, 2020, net cash used in operating activities was $60.5 million, which was primarily due to approximately $28 million of investing in our personnel and talent retention; approximately $29 million in professional services and consulting; approximately $22 million in clinical trials; $7.5 million in rent, supplies and utilities; and $2 million in legal and other expenditure; offset by $30 million payment received from Mylan, $2.5 million in interest income from our cash, cash equivalent and short-term investments, and $0.9 million milestone payment received from Fosun.
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
Cash Flows from Investing Activities
For the six months ended June 30, 2020 and 2019, net cash used in investing activities was primarily due to fluctuations in the timing purchases, sale and maturities of investments, purchases of property and equipment, and in 2020, the purchase of intangible assets.
Cash Flows from Financing Activities
For the six months ended June 30, 2020, net cash provided by financing activities was driven by proceeds from issuance of the 2027 Notes (as described below), proceeds from the issuance of common stock in connection with the offering (as described below), net of commissions and discount, and proceeds from the exercise of stock options, common stock warrants, and employee stock purchase plan. The inflows were offset by payment of capped call transactions, payments of offering costs and convertible senior notes transaction costs, and net settlement of restricted stock awards for employee taxes. For the six months ended June 30, 2019, net cash provided by financing activities was primarily driven by proceeds from the issuance of our common stock in connection with offering and proceeds from the exercise of stock options and employee stock purchase plan, offset by net settlement of restricted stock awards for employee taxes and payment of offering costs.

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
Common Stock and Common Stock Equivalents
As of July 24, 2020, outstanding shares of common stock were 65.9 million, outstanding stock options were 6.2 million, unvested restricted stock awards and performance stock awards were 3.7 million, and underlying shares from the 2027 Notes at the initial conversion price is 8.9 million.
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net loss for the foreseeable future. We expect to make additional capital outlays to increase operating expenditures over the next several years to support the completion of the clinical trials and other associated programs relating to DaxibotulinumtoxinA for Injection for various indications, our biosimilar candidate, and shared investment in future innovations in RHA® Collection of dermal fillers, seek regulatory approval, prepare for and, if approved, proceed to commercialization, as well as efforts to introduce and sell the Teoxane’s RHA® Collection of dermal fillers in the U.S. in 2020 and to support the integration and operational strategies with HintMD. We have funded our operations primarily through the sale and issuance of common stock and, in February 2020, the 2027 Notes. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months following the filing of this Form 10-Q. However, we anticipate that we may need to raise substantial additional financing in the future to fund our operations. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned. In order to meet these additional cash requirements, we may seek to sell additional equity or issue debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. In addition, the continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for DaxibotulinumtoxinA for Injection, our biosimilar product candidate and DaxibotulinumtoxinA Topical, and any future product candidates, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Our future capital requirements depend on many factors, including:
•the results of our clinical trials for DaxibotulinumtoxinA for Injection and preclinical trials of DaxibotulinumtoxinA Topical, biosimilar or any future product candidates;
•the uncertain clinical development process, including the risk that clinical trials may not have an effective design or generate positive results, or that positive results would assure regulatory approval or commercial success of our product candidates;
•the timing of, and the costs involved in, obtaining regulatory approvals for DaxibotulinumtoxinA for Injection, or any future product candidates including DaxibotulinumtoxinA Topical or biosimilar;

•if approved for commercialization by the FDA, the commercial acceptance of DaxibotulinumtoxinA for Injection, including market size and anticipated adoption rates;
•the number and characteristics of any additional product candidates we develop or acquire;
•the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates;
•our plans to research, develop and commercialize the RHA® Collection of dermal fillers and our other product candidates, including the potential for commercialization by us of DaxibotulinumtoxinA for Injection, if approved;
•the cost of commercialization activities for the RHA® Collection of dermal fillers and, if approved for sale, DaxibotulinumtoxinA for Injection or any future product candidates including DaxibotulinumtoxinA Topical or biosimilar, including marketing, sales and distribution costs;
•the cost of manufacturing DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates and any products we successfully commercialize and maintaining our related facilities;
•our ability to successfully commercialize the RHA® Collection of dermal fillers and our other product candidates and the timing of commercialization activities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements, including the Mylan collaboration, and the terms of and timing such arrangements;
•that we may not obtain the anticipated financial and other benefits of the Teoxane Agreement, including our ability to realize anticipated synergies and successfully commercialize the RHA® Collection of dermal fillers;
•the commercial acceptance and potential of the RHA® Collection of dermal fillers, including market size and anticipated adoption rates;
•physician and patient demand for the RHA® Collection of dermal fillers, or, if approved for commercialization, DaxibotulinumtoxinA for Injection and any future product candidates, which may be influenced by general consumer confidence, general economic and political conditions, including challenges affecting the global economy resulting from the COVID-19 pandemic, as our products are discretionary items, the purchase of which can be reduced before patients adjust their budgets for necessities;
•the degree and rate of market acceptance of any future approved products;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
•our ability to establish our marketing, sales, and distribution functions if we receive regulatory approval for our product candidates;
•our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection, biosimilar or any future product candidates and to develop, validate and maintain a commercially viable manufacturing processes, as well as our ability to acquire supplies of RHA® Collection of dermal fillers from Teoxane;
•our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies, including the successful integration of HintMD;

•our ability to increase market acceptance and adoption of and generate subscription revenues from the HintMD payments platform;
•the potential impact on our operating margin from the HintMD Acquisition;
•the impact of acquisitions, including the HintMD Acquisition, on our future product offerings;
•any product liability or other lawsuits related to our products;
•the expenses needed to attract and retain skilled personnel;
•any litigation, including litigation costs and the outcome of such litigation;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Please read Part II, Item 1A. “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Estimates
For the six months ended June 30, 2020, there have been no material changes in our critical accounting policies as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, except as a result of the convertible senior notes and the Teoxane Agreement described as below.
Convertible Senior Notes
Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 8—Convertible Senior Notes” for details of the convertible senior notes.
Intangible Assets, net
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

Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2020, from those as of December 31, 2019 as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020.
Convertible Senior Notes
On February 14, 2020, we issued the 2027 Notes with an aggregate principal balance of $287.5 million, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased earlier. The 2027 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. We may not redeem the 2027 Notes prior to February 20, 2024, and no sinking fund is provided for the 2027 Notes. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 8—Convertible Senior Notes” for details of the convertible senior notes.
Teoxane Agreement
In January 2020, we entered into the Teoxane Agreement. Pursuant to the Teoxane Agreement, if Teoxane pursues regulatory approval for the RHA® Collection of dermal fillers for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 4—Filler Distribution Agreement” for details of the Teoxane Agreement.

HintMD Loan Agreement
On May 18, 2020, in connection with the HintMD Merger Agreement (as defined in Note 12), we entered into the HintMD Loan Agreement, pursuant to which we agreed to advance to HintMD the aggregate amount of up to $14,391,759, (the “HintMD Loan”), with annual interest of 1.5%, to fund working capital. The HintMD Loan matures on September 6, 2026, provided that, if HintMD’s senior indebtedness is prepaid or converted into shares of its capital stock prior to March 5, 2026, then the maturity date will be the later of (i) one year following the termination of the HintMD Merger Agreement, or (ii) the date the senior indebtedness is prepaid or converted in full. The HintMD Loan will be forgiven if the HintMD Merger Agreement is terminated as a result of our willful and material breach, provided no change of control of HintMD has occurred prior to such date. As of June 30, 2020, no amounts have been advanced to HintMD.
Immediately preceding the HintMD Acquisition, HintMD’s senior indebtedness converted in full, thereby accelerating the maturity date of the HintMD Loan. As of July 23, 2020, no amounts had been advanced or were outstanding with HintMD.

Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the six months ended June 30, 2020, our exposure to market risk has not changed materially since that disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

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
Changes in Internal Control over Financial Reporting
For the three months ended June 30, 2020, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2018, we announced two new clinical programs for DaxibotulinumtoxinA for Injection, including adult upper limb spasticity and migraine. We initiated the JUNIPER Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018. Enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing related to the COVID-19 pandemic. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We will complete the Phase 2 study 83 subjects enrolled. In 2021, we may initiate a study with DaxibotulinumtoxinA for Injection for the treatment of migraine.
In June 2020, we released topline results for the Phase 2 clinical study of DaxibotulinumtoxinA for Injection for forehead lines and the Phase 2 study enrollment of DaxibotulinumtoxinA for Injection for lateral canthal lines (crow’s feet). In December 2019, we initiated an additional study of upper facial lines, which includes glabellar (frown), lateral canthal (crow’s feet), and forehead lines combined. This trial is being conducted to understand the safety and efficacy of DaxibotulinumtoxinA for Injection, including potential dosing and injection patterns for covering upper facial lines. We completed enrollment in the upper facial lines trial in the first quarter of 2020, and all subjects have been dosed. We expect to receive topline results for the upper facial lines trial in fourth quarter of 2020.
Our near-term prospects, including our ability to finance our business and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, as well as DaxibotulinumtoxinA Topical, biosimilar or any future product candidates. The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:
•disruptions to our manufacturing operations, supply chains, business operations, end user demand for our products, commercialization efforts and clinical trials resulting from the COVID-19 pandemic, including a delay in the FDA’s approval of the BLA;
•timely completion of, or need to conduct additional, clinical trials, including our clinical trials for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar and any future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the number and design of such trials and the accurate and satisfactory performance of third-party contractors;
•our ability to demonstrate the effectiveness and differentiation of our products on a consistent basis as compared to existing or future therapies;
•our ability to demonstrate to the satisfaction of the FDA, the safety and efficacy of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates through clinical trials;
•whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates;

•our success in educating physicians and patients about the benefits, administration and use of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved;
•the prevalence and severity of adverse events experienced with our product candidates or future approved products;
•the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals;
•achieving and maintaining compliance with all regulatory requirements applicable to DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates or approved products;
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative treatments;
•the effectiveness of our own or our current and any future potential strategic collaborators’ marketing, sales and distribution strategy and operations;
•our ability to effectively and reliably manufacture clinical trial supplies of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices (“cGMP”);
•our ability to successfully commercialize DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;
•our ability to enforce our intellectual property rights in and to DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates;
•our ability to avoid third-party patent interference or intellectual property infringement claims;
•acceptance of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved, as safe and effective by patients and the medical community;
•the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection and any future products we may commercialize for therapeutic indications;
•the willingness of patients to pay out of pocket for DaxibotulinumtoxinA for Injection and any future products we may commercialize for aesthetic indications; and
•the continued acceptable safety profile of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates following approval.
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

We are substantially dependent on the clinical and commercial success of the Teoxane Resilient Hyaluronic Acid® (RHA®) dermal fillers.*
In January 2020, we entered into the Teoxane Agreement with Teoxane, pursuant to which Teoxane granted us with the exclusive right to import, market, promote, sell and distribute Teoxane’s line of RHA® dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to (i) RHA® 2, RHA® 3 and RHA® 4 which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds, including RHA® 2, RHA® 3 and RHA® 4 in the currently approved indications, (ii) RHA® 1, which is currently in clinical trials for the treatment of perioral rhytids and is anticipated to be approved by the FDA in 2021, and (iii) future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® Collection of dermal fillers”) in the U.S. and U.S. territories and possessions.
Our success as a company is substantially dependent on our ability to successfully and timely commercialize the RHA® Collection of dermal fillers, which will depend on many factors including, but not limited to, our ability to:
•develop and execute our sales and marketing strategies for the RHA® Collection of dermal fillers;
•develop, maintain and manage the necessary sales, marketing and other capabilities and infrastructure that are required to successfully integrate and commercialize the RHA® Collection of dermal fillers, including in connection with our marketing and sale of DaxibotulinumtoxinA for Injection;
•achieve, maintain and grow market acceptance of, and demand for, the RHA® Collection of dermal fillers;
•establish or demonstrate in the medical community the safety and efficacy of the RHA® Collection of dermal fillers and their potential advantages over and side effects compared to existing dermal fillers and products currently in clinical development;
•the relative price of the RHA® Collection of dermal fillers as compared to alternative options, and our ability to achieve a suitable profit margin on our sales of the RHA® Collection of dermal fillers;
•collaborate with Teoxane to obtain necessary approvals from the FDA and similar regulatory authorities for the RHA® Collection of dermal fillers;
•adapt to additional changes to the label for the RHA® Collection of dermal fillers, that could place restrictions on how we market and sell the RHA® Collection of dermal fillers, including as a result of adverse events observed in these or other studies;
•obtain adequate and timely supply of the RHA® Collection of dermal fillers under the Teoxane Agreement, which has in the past and may in the future be adversely affected by factors relating to the COVID-19 pandemic;
•comply with the terms of the Teoxane Agreement, including our obligations with respect to purchase quantities and marketing efforts;
•comply with applicable legal and regulatory requirements, including medical device compliance as the RHA® Collection of dermal fillers are Class III Premarket Approval (“PMA”) devices under the Food, Drug and Cosmetic Act, as amended (the “FDCA”);
•register as the initial importer of the RHA® Collection of dermal fillers with FDA and obtain necessary state prescription medical device distribution permits and hire and operationalize complaint and medical device vigilance services in support of the RHA® Collection of dermal fillers; and
•establish agreements with third party logistics providers to distribute the RHA® Collection of dermal fillers to customers.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the RHA® dermal fillers, which may materially impact the success of our business. For example, as a result of the COVID-19 pandemic, product supply of RHA® dermal fillers was delayed by Teoxane, as they temporarily suspended production in Geneva, Switzerland. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of RHA® Collection of dermal fillers to us in June 2020. As a result of production delay, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers was delayed by one quarter. Additional delays in the product supply of the RHA® dermal fillers may cause us to further revise our anticipated product launch.

If we fail to comply with the terms of the Teoxane Agreement, including by failing to meet certain obligations in connection with purchase and marketing of RHA® Collection of dermal fillers, Teoxane may terminate the Teoxane Agreement, and we would have no further rights to distribute the RHA® Collection of dermal fillers. In addition, the lack of, or limited, complementary products to be offered by sales personnel in marketing the RHA® Collection of dermal fillers may put us at a competitive disadvantage relative to companies with more extensive product lines. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of the RHA® Collection of dermal fillers to continue our business.
Revance may fail to realize the benefits expected from the HintMD Acquisition or those benefits may take longer to realize than expected. *
On July 23, 2020, we completed the HintMD Acquisition. The anticipated benefits we expect from the HintMD Acquisition are based necessarily on projections and assumptions about our combined businesses with HintMD, which may not materialize as expected or which may prove to be inaccurate. In addition, we may not realize the anticipated benefits within the anticipated time frame if the integration process takes longer than expected or is costlier than expected. Achieving the benefits of the HintMD Acquisition will depend, in part, on our ability to integrate the business, operations and products of HintMD successfully and efficiently with our business. The challenges involved in the integration, which will be complex and time-consuming, include the following:
•failure of our due diligence process to identify significant issues with the acquired technology, security, product architecture and legal compliance, among other matters;
•difficulties entering new markets and integrating new technologies in which we have no or limited direct prior experience;
•retaining and managing existing relationships with HintMD’s customer base;
•developing new product features for HintMD’s subscription management and payments platform and coordinating sales and marketing efforts to effectively position the HintMD platforms and obtain expected benefits of the HintMD Acquisition;
•the increased scale and complexity of our operations resulting from the HintMD Acquisition;
•retaining our key employees and key employees of HintMD; and
•minimizing the diversion of management’s attention from other important business objectives.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of HintMD, then we may not achieve the anticipated benefits of the HintMD Acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected.

Our future results could suffer if we do not effectively manage our expanded operations resulting from the HintMD Acquisition or future acquisitions. *
The HintMD Acquisition has increased the size and scope of operations of our business beyond the previous size and scope of operations of either our or HintMD’s previous businesses. In addition, we may continue to expand our size and operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that it will realize the expected synergies and other benefits currently anticipated from the HintMD Acquisition or anticipated from any additional acquisitions or strategic transactions that we may undertake in the future.
We expect to incur substantial additional expenses related to the HintMD Acquisition.*
We have incurred substantial transaction expenses in order to complete the HintMD Acquisition and expect to incur substantial additional expenses in connection with combining our business, operations, networks, systems, technologies, policies and procedures with those of HintMD. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, combination expenses associated with the HintMD Acquisition could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses.
The HintMD payments platform has been installed in limited pilot accounts. If we are not able to roll out the HintMD payments platform on a national basis, increase adoption and use of the HintMD payments platform and maintain and enhance the HintMD brand, then our business, operating results and financial condition may be adversely affected.*
Customers of the HintMD payments platform consist of plastic surgeons and dermatologists, which we refers to as “physician customers”. In order to increase revenue from the HintMD payments platform, we need to expand the HintMD customer base significantly and physician customers and their patients must continue to utilize the HintMD payments platform. If the HintMD payments platform is not widely adopted then our expectations for revenue growth from the platform will not be achieved. HintMD launched its first point-of-sale system that allowed aesthetic practices to streamline checkout in 2019 and released its integrated payments platform in February 2020. We plan to make a full public commercial release of the latest HintMD Payments, Subscriptions and Practice Custom Loyalty program to existing HinMD platform customers in the second half of 2020. There is no assurance that we will be successful in increasing the use of the HintMD payments platform.
We believe that maintaining and enhancing the HintMD reputation as a differentiated payments processing platform serving the medical aesthetic industry is critical to our relationship with existing HintMD customers and to our ability to attract new customers. The successful promotion of HintMD’s brand attributes will depend on a number of factors, including our ability to target and have the HintMD payments platform adopted by premier accounts, to build loyalty programs with physician customers, to continue to develop high-quality software, to successfully differentiate the HintMD payments platform from competitive products and services, and to achieve success in sales and marketing efforts. Allergan’s decision to terminate its alliance with HintMD through which Allergan’s Brilliant Distinctions® program was exclusively integrated with the HintMD platform may adversely impact the adoption of the HintMD platform by new physician customers. However, we believe that the open nature of the HintMD payments platform and ability to work with physicians to develop their own subscription or loyalty programs that are not focused on specific manufacturers will enable us to attract new customers.
The promotion of HintMD’s brand will require us to make substantial expenditures, and we anticipate that the expenditures will increase as the market becomes more competitive and as we seek to expand the HintMD payments platform. To the extent that these activities generate increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance the HintMD brand, our business may not grow, and we may have reduced pricing power relative to future competitors, and we could lose customers or fail to attract potential new customers, all of which would adversely affect our business, results of operations and financial condition.

If we fail to increase market acceptance of the HintMD payments platform, enhance and adapt the HintMD payments platform to changing market dynamics and user preferences, or keep pace with technological developments, our business, results of operations, financial condition and growth prospects may be adversely affected.*
Our ability to attract new physician customers to the HintMD payments platform and increase revenue from existing accounts depends in part on our ability to enhance and improve the existing payments platform and to introduce new and innovative features, products and services, including features, products and services designed for an interactive user environment. Future demand for the HintMD payments platform will be affected by a number of factors, many of which are beyond our control, such as the entry of competitors to the market, the timing of development and release of new products, features and functionality by its competitors, technological change, changes in user preferences and growth or contraction in the addressable market.
To grow the HintMD payments platform business, we must develop features, products and services that reflect the changing nature of payments processing software and expand beyond its current functionality to other areas of managing relationships with users of its payments platform. The success of any enhancements to the HintMD payments platform depends on several factors, including timely completion, adequate quality testing and sufficient user demand for such enhancements. The payments platform and any enhancements need to maintain an acceptable user interface for physician customers and their patients. Any new feature, product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects and/or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new and innovative features, products or services that meet the needs, demands and expectations of users of the HintMD payments platform and are easy to use and deploy, or are otherwise unable to enhance the existing HintMD payments platform to meet user requirements, our ability to achieve widespread market acceptance of the HintMD payments platform will be undermined, and our business, results of operations, financial condition and growth prospects will be adversely affected.
We need to continually modify and enhance the HintMD payments platform to keep pace with changes in updated hardware, software, communications and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to rapid technological developments and changes in standards, the HintMD payments platform may become less marketable, less competitive, or obsolete, and our operating results will be harmed. If new technologies emerge that deliver competitive products and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. The HintMD payments platform must also integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance the HintMD payments platform products and services to adapt to changes and innovation in these technologies. Any failure of the HintMD payments platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for the HintMD payments platform. If we are unable to respond to these changes in a cost-effective manner, the HintMD payments platform may become less marketable, less competitive or obsolete, and our operating results may be adversely affected.
A significant part of the value of the HintMD payments platform is in creating loyalty programs between physicians and their patients and if we are unable to create a strong connection between the two, adoption of the HintMD platform will be limited and physicians may not want to pay for subscriptions to the platform.*
The value in the HintMD technology is in creating loyalty between physicians and their patients through repeated aesthetic treatments. We aspire to enable physicians to provide more treatments for their patients and increase the number of aesthetics procedures performed generally through the use of the HintMD payments platform. Through rewards programs, patients could take advantage of discounts and incentives to have additional aesthetic treatments performed at lower prices. Other similarly situated patients may have procedures that are suitable for them and may generate additional treatment ideas that could be automatically recommended by the HintMD payments platform. We expect regularly scheduled visits and reminders to result in more frequent treatments. Aesthetic treatment packages, which combine different types of treatments or facilitate payment upfront for multiple treatments, may help to build greater loyalty between physicians and their customers. However, if physicians and their customers do not find the HintMD payments platform useful for building loyalty then physicians may not subscribe to it, and our ability to generate meaningful revenue through the HintMD payments platform will be adversely affected as a result.

Success of the HintMD payments platform depends substantially on its ability to generate subscription fees from a large number of physician practices on a consistent basis and in a cost-effective manner and on customers continuing to use and expanding their patients use of the HintMD payments platform. If our physician customers discontinue use of the HintMD payments platform, or their patients do not expand their use of the HintMD payments platform, it could harm our future operating results. *
The vast majority of subscription revenue from the HintMD payments platform is derived from subscriptions with monthly payment terms. In order to maintain or improve operating results of the HintMD payments platform, it is important that physician customers continue to use and expand the use of the HintMD payments platform by their patients, which will result in additional subscription revenue from the HintMD payments platform. Use of the HintMD payments platform may decline or fluctuate as a result of a number of factors, including user satisfaction with the platform or the user interface, accessibility of the HintMD payments platform, customer support, prices, the prices of competing software systems, system uptime, network performance, data breaches, patient volume and the strength of physician customers’ practices. Additionally, factors affecting the volume of aesthetic procedures generally, such as the COVID-19 outbreak, have a direct impact on the use of the HintMD payments platform. If physician customers do not continue to use and expand the use of the HintMD payments platform by their patients, revenue derived from the HintMD payments platform may decline and we may not realize improved operating results from the HintMD payments platform.
In addition, even if the addressable market of the HintMD payments platform grows as expected, the success of the HintMD payments platform depends on our ability to sell subscriptions to a large number of new small and medium-sized physician practices on a consistent basis, with each sale constituting only a small portion of the overall revenue derived from the HintMD payments platform. The sales team relies on its ability to interface with current and prospective physician customers, which has been, and which we expect will continue to be, affected by the COVID-19 pandemic. Additionally, in order to achieve this type of user growth and expansion in a cost-effective manner, it is crucial that the HintMD payments platform is easy to use and implement and remains accessible to customers and their patients through sales channels without the need for excessive post-sale user support. If we are unable to sell a large volume of new subscriptions on a consistent basis, if we are forced to incur excessive costs to provide post-sale user support, or if we are unable to maintain, upgrade, or expand offerings to our existing customers or their patients, our business, results of operations, financial condition and growth prospects will be adversely affected.
The current COVID-19 pandemic, as well as other actual or threatened epidemics, pandemics, outbreaks, or public health crises, may adversely affect our financial condition and our business.*
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent COVID-19 pandemic. The risk of a continued pandemic, or public perception of the risk, could cause customers to continue to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and has caused temporary, and may cause long-term, disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Further, such risks could also adversely affect our customers' financial condition, resulting in reduced spending for the aesthetic products. Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental entities effected as a result of the COVID-19 pandemic have disrupted our operations, as employees who cannot perform their responsibilities from home are not able to report to work and as we have had to put in place a work from home policy. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19 pandemic, could also continue to lead to the complete or partial closure of one or more of our facilities, operations of our sourcing partners or customers of the HintMD payments platform. The ultimate extent of the impact of COVID-19 pandemic or any other epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19 pandemic, could therefore materially and adversely affect our business, financial condition and results of operations.

Our business has been and could continue to be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic has materially affected and may continue to materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.*
Our business has been, and could continue to be adversely affected by health epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.
As a result of the COVID-19 pandemic, we have had to limit operations or implement limitations, including a work from home policy. Our increased reliance on personnel working from home may negatively impact productivity and employee morale, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, HintMD physician customers and other third parties with whom we do business.
Port closures and other restrictions resulting from the COVID-19 pandemic may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. For example, product supply of RHA® dermal fillers was delayed by Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® dermal fillers to us in June 2020. As a result, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by one quarter. Additional delays in the product supply of the RHA® dermal fillers may cause us to further revise our anticipated product launch.
In addition, our clinical trials have been affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing related to the COVID-19 pandemic. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We will complete the Phase 2 study with 83 subjects enrolled. The COVID-19 pandemic may delay enrollment in our future global clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.
Further, the HintMD payments platform has experienced a reduction in revenue as patients have canceled or deferred aesthetic and elective procedures generally or otherwise avoided visiting their physicians or medical facilities resulting in reduced patient volumes. Our physician customers and their patients are the users of the HintMD payments platform, and many of physician customers have temporarily closed their offices and are not performing any procedures or are focusing on only essential procedures while deferring or cancelling non-essential procedures, which has a direct impact on our ability to generate meaningful revenue from the HintMD payments platform. The spread of COVID-19 has also impacted our sales professionals’ ability to travel and medical facilities and physician offices have limited access for non-patients, including our sales professionals, which has had a negative impact on our access to physician customers of the HintMD payments platform.
The ultimate impact of the COVID-19 pandemic continues to be highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 pandemic situation closely.

Our business is affected by worldwide economic and market conditions; an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could adversely affect our business, results of operations and liquidity.*
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy including the recent COVID-19 pandemic. Increases in the rates of unemployment, reduced access to credit and issues related to the domestic and international political situations may adversely affect consumer confidence and disposable income levels. Decreases in number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products. Responses to the COVID-19 pandemic have involved business closures and limited social interaction as well as work reductions. Low consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products. Elective aesthetic procedures are discretionary and less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. Individuals are conserving cash and using their cash for mortgage or rent payments, and to pay for food, clothing, utilities and other essential items. Given overall unease about the economic situation, individuals are deprioritizing elective aesthetic procedures. Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. These factors could have a negative impact on our potential sales and operating results.
Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers could delay or prevent Teoxane from obtaining or maintaining regulatory approval for, or could negatively impact our sales of, the RHA® Collection of dermal fillers.
Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers could result in the FDA or other regulatory authorities withdrawing approval of the RHA® Collection of dermal fillers for any or all indications that have approval, including the use of the RHA® Collection of dermal fillers for specified aesthetic indications. We cannot assure you that patients receiving the RHA® Collection of dermal fillers will not experience serious adverse events in the future that require submission of medical device reports to the FDA. Adverse events may also negatively impact the sales of the RHA® Collection of dermal fillers. Teoxane may also be required to further update package inserts and patient information brochures of the RHA® Collection of dermal fillers based on reports of adverse events or safety concerns, which could adversely affect acceptance of the RHA® Collection of dermal fillers in the market, make competition easier or make it more difficult or expensive for us to commercialize the RHA® Collection of dermal fillers.

The Teoxane Agreement requires us to make specified annual minimum purchases of RHA® Collection of dermal fillers and to meet specified expenditure levels in connection with our marketing of RHA® Collection of dermal fillers in furtherance of the commercialization of the RHA® Collection of dermal fillers, regardless of whether our commercialization efforts are successful. Such expenditure requirements may adversely affect our cash flow and our ability to operate our business and our prospects for future growth, or may result in the termination of the Teoxane Agreement.
The Teoxane Agreement requires us to make specified annual minimum purchases of RHA® Collection of dermal fillers, and to meet an annual minimum expenditure on marketing and other areas related to the commercialization of the RHA® Collection of dermal fillers, regardless of whether our commercialization efforts are successful. If we fail to meet the annual minimum purchase amount or the annual minimum marketing spending requirements specified in the Teoxane Agreement, Teoxane has the right to terminate the Teoxane Agreement.
If our commercialization efforts of the RHA® Collection of dermal fillers are unsuccessful, there can be no assurance that we will have sufficient cash flow to comply with such minimum purchase and expenditure requirements. Our obligation to Teoxane to meet such requirements could:

•make it more difficult for us to satisfy obligations with respect to our indebtedness, including the 2027 Notes and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;
•require us to dedicate a substantial portion of available cash flow to meet the minimum expenditure requirements, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•limit flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•limit our ability to engage in strategic transactions or implement our business strategies;
•limit our ability to borrow additional funds; and
•place us at a disadvantage compared to our competitors.
Any of the factors listed above could materially and adversely affect our business and our results of operations.
We may be unable to obtain regulatory approval for DaxibotulinumtoxinA for Injection, Daxibotulinumtoxin A Topical product candidates, biosimilar product candidates or future product candidates, and Teoxane may be unable to do the same for RHA® 1 and future hyaluronic acid filler advancements, under applicable regulatory requirements. The denial or delay of any such approval, including as a result of the COVID-19 pandemic, would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.*
To gain approval to market a biologic product, such as DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar, we must provide the FDA and foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA, or other respective marketing applications. Teoxane must do the same with its PMAs to the FDA for the RHA® Collection of dermal fillers. The development of such products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
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
Additionally, the completion of our clinical trials may be delayed as a result of the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing related to the COVID-19 pandemic. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial and complete the Phase 2 study with 83 subjects enrolled.
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates.

Currently, the only products for which we have the rights to commercialize and that have been approved for sale by the applicable regulatory authorities are RHA® 2, RHA® 3, and RHA® 4. Product supply of RHA® Collection of dermal fillers was delayed by distribution partner, Teoxane SA, as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by one quarter. Additional delays in the product supply of the RHA® Collection of dermal fillers may cause us to further revise our anticipated product launch.
We may never obtain regulatory approval to commercialize DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, or future rights to commercialize RHA® 1 or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug, biologic and medical device products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market our biologic product candidates, including DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar product candidate, any hyaluronic acid filler products, such RHA® 1 or future advancements developed by Teoxane, or future product candidates, in the U.S. until we receive approval of a BLA from the FDA. We are also not permitted to market the RHA® Collection of dermal fillers for additional indications for use unless and until Teoxane receives approval of a PMA supplement for such new indication for use. We are also not permitted to market our product candidates in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.
The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or an applicable foreign regulatory body that DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates are safe and effective for the requested indication;
•Teoxane’s inability to satisfy FDA approval requirements with respect to the RHA® Collection of dermal fillers or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement;
•our inability to demonstrate proof of concept of DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or other products in future, new indications;
•the FDA’s or an applicable foreign regulatory agency’s disagreement with the trial protocol or the interpretation of data from preclinical studies or clinical trials;
•our inability to demonstrate that clinical and other benefits of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates outweigh any safety or other perceived risks;
•the FDA’s or an applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;
•the FDA’s or an applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;
•the FDA’s or an applicable foreign regulatory agency’s failure to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•the potential for approval policies or regulations of the FDA or an applicable foreign regulatory agency to significantly change in a manner rendering our clinical data insufficient for approval.
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
All of the RHA® Collection of dermal fillers and any of our approved products and product candidates in the future will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review.
We and any third-party contract development and manufacturers or suppliers are required to comply with applicable cGMP regulations and other international regulatory requirements. The regulations require that our product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of materials must be named in a BLA submitted to the FDA for any product candidate for which we are seeking FDA approval. The RHA® Collection of dermal fillers are subject to the FDA’s Quality Systems Regulation (“QSR”), for medical devices. Additionally, third party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with cGMP and QSR, as applicable. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the manufacture of our products (for example, Teoxane, with respect to the RHA® Collection of dermal fillers), our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.
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

Failure to comply with regulatory requirements could prevent or delay marketing approval or require the expenditure of money or other resources to correct. Failure to comply with applicable requirements may also result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution, any of which could be harmful to our ability to generate revenues and our stock price. As such, any failure of Teoxane to maintain compliance with the applicable regulations and standards for RHA® Collection of dermal fillers could increase our costs, cause us to lose revenue, prevent the import and/or export of the RHA® Collection of dermal fillers, cause the RHA® Collection of dermal fillers to be recalled or withdrawn and prevent us from successfully commercializing the RHA® Collection of dermal fillers.

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
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar. Our clinical programs for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar will require substantial additional funds to complete. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of RHA® Collection of dermal fillers and build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services in order to successfully commercialize the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition and expect to incur substantial additional expenses in connection with combining our business, operations, networks, systems, technologies, policies and procedures with those of HintMD. Further, to grow the HintMD payments platform business, we must develop features, products and services that reflect the changing nature of payments processing software and continually modify and enhance the HintMD payments platform to keep pace with changes in updated hardware, software, communications and database technologies and standards
We had an accumulated deficit of $966.7 million and a working capital surplus of $454.8 million as of June 30, 2020. Our net loss was $60.6 million and $37.4 million, and $122.5 million and $72.7 million for the three and six months ended June 30, 2020 and 2019, respectively.
We have funded our operations primarily through the sale and issuance of common stock and, in February 2020, the 2027 Notes. As of June 30, 2020, we had capital resources consisting of cash, cash equivalents and short-term investments of $494.0 million. We believe that we will continue to expend substantial resources for the foreseeable future for (i) the commercialization of the RHA® Collection of dermal fillers (including the establishment of our sales and marketing function) (ii)the clinical development of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar and development of any other indications and product candidates that we may choose to pursue and (iii) to integrate HintMD with our business and to grow the HintMD payments platform business. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, marketing and selling the RHA® Collection of dermal fillers and any other products approved for sale, marketing and selling the HintMD payments platform, and developing new features, products and services for the HintMD payments platform. In addition, other unanticipated costs may arise resulting from implementation of remote working arrangements for our people. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully commercialize the RHA® Collection of dermal fillers and complete the development and commercialization of DaxibotulinumtoxinA for Injection and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Teoxane Agreement, the Mylan Collaboration and Fosun License Agreement, that we believe can complement or augment our product offerings, and may continue to do so in the foreseeable future.

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
Our future capital requirements depend on many factors, including:
•disruptions to our manufacturing operations, supply chains, business operations, end user demand for our products, commercialization efforts or clinical trials or to the resulting from the COVID-19 pandemic, including a delay in the FDA’s approval of the BLA;
•disruptions to the business or operations of our manufacturers, CROs, physician customers or other third parties with whom we conduct business resulting from the COVID-19 pandemic;
•future global financial crises and economic downturns, including those cause by widespread public health crises such as the COVID-19 pandemic;
•our ability to successfully commercialize the RHA® Collection of dermal fillers;
•our ability to establish our marketing, sales, and distribution functions;
•the results of our clinical trials for DaxibotulinumtoxinA for Injection and preclinical studies and clinical trials of DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;
•the timing of, and the costs involved in, obtaining regulatory approvals for DaxibotulinumtoxinA for Injection, or any future product candidates including DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;
•the number and characteristics of any additional product candidates we develop or acquire;
•the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;
•the cost of commercialization activities if DaxibotulinumtoxinA for Injection or any future product candidates, including DaxibotulinumtoxinA Topical, biosimilar or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement, are approved for sale, including marketing, sales and distribution costs;
•the cost of manufacturing DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates and any products we successfully commercialize and maintaining our related facilities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements including the Mylan Collaboration, Fosun Licensing Agreement, and the terms of and timing such arrangements;
•the degree and rate of market acceptance of any future approved products;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•our ability to increase market acceptance and adoption of and to generate subscription revenues from the HintMD payments platform;
•the integration costs associated with the HintMD Acquisition;
•any product liability or other lawsuits related to our products;
•the expenses needed to attract and retain skilled personnel;
•any litigation, including litigation costs and the outcome of such litigation;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials, research, development, manufacturing, sales, marketing or other commercial activities for the RHA® Collection of dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidate.
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
The commercial success of DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers and any future product candidates including DaxibotulinumtoxinA Topical or biosimilar, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree and rate of physician adoption of DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers and any future product candidates, if approved, will depend on a number of factors, including:
•the effectiveness and duration of effect of our product as compared to existing and future therapies;
•physician willingness to adopt a new therapy to treat glabellar lines, cervical dystonia, plantar fasciitis, adult upper limb spasticity, migraine or other aesthetic or therapeutic indications;
•patient satisfaction with the results and administration of our product and overall treatment experience;
•patient demand for the treatment of glabellar lines, cervical dystonia, plantar fasciitis or other aesthetic or therapeutic indications;
•the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers and any future products we may commercialize for therapeutic indications;
•the willingness of patients to pay out of pocket for DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers and any future products we may commercialize for aesthetic indications; and
•the revenue and profitability that our product will offer a physician as compared to alternative therapies.
If DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected.

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
If our competitors develop and market products that are safer, more effective or more convenient or less expensive than DaxibotulinumtoxinA for Injection or the RHA® Collection of dermal fillers, our commercial opportunity will be reduced or eliminated.

Our commercial opportunity with respect to DaxibotulinumtoxinA for Injection or the RHA® Collection of dermal fillers will be reduced or eliminated if our competitors develop and market dermal filler products that are more effective, have fewer side effects, are more convenient or are less expensive than DaxibotulinumtoxinA for Injection or the RHA® Collection of dermal fillers. Our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology and medical device companies, including companies offering injectable dose forms of botulinum toxin procedures and companies offering procedures such as laser treatments, face lifts, chemical peels, fat injections and cold therapy, all of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. It is possible that competitors will succeed in developing technologies that are safer, more effective, more convenient or with a lower cost of goods and price than those used in the RHA® Collection of dermal fillers and in our product candidates or being developed by us, or that would render our technology obsolete or noncompetitive.

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

The market for payments processing software is competitive, and if we do not compete effectively, our operating results could be harmed.*
HintMD had a first mover advantage with respect to payments processing software in the medical aesthetics industry but there are relatively low barriers to entry. We may face competition in the future from in-house developed software systems, other software companies, and traditional paper-based payment methods. Our future competitors may vary in size and in the breadth and scope of the products and services they offer and they could dedicate substantial resources to develop competing payments platforms. In addition, there are a number of companies that are not currently focused on the aesthetics industry but that could in the future shift their focus and offer competing products and services. Some of these companies, such as Square, Inc., have greater financial and other resources than we do and could bundle competing products and services with their other offerings or offer such products and services at lower prices. Industry partners, such as manufacturers of aesthetic products, may have internal development efforts to compete with the HintMD payments platform or could engage third-parties or dedicate additional resources to develop a competing payments platform. For example, prior to the HintMD Acquisition, HintMD historically had an exclusive relationship with Allergan integrating Allergan’s loyalty program with the HintMD payments platform. Allergan terminated the alliance agreement and related partnership in July 2020. Allergan may develop its own loyalty program software for aesethic practices or partner with another payments platform following the termination of the HintMD partnership. Allergan and other potential competitors have greater name recognition, established marketing relationships, access to larger customer bases and pre-existing relationships with customers, consultants and system integrators. Certain of HintMD’s potential competitors have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. Moreover, we may also face competition from other patient-facing solutions, such as aesthetic booking services for patients, or other patient apps or websites, particularly as we grow the brand and awareness of the HintMD payments platform.
Potential competitors of the HintMD payments platform may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or user requirements. With the introduction of new technologies and potential new market entrants, as well as the evolution of The HintMD payments platform, we expect additional competition to arise in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, increased churn, reduced customer retention, further losses or the failure of the HintMD payments platform to achieve or maintain more widespread market acceptance, any of which could harm its business. For all of these reasons, we may fail to compete successfully against future competitors in the market for payments processing software, and if such failure occurs, its business will be harmed.

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
The nature of our business requires the application of complex revenue recognition rules. Significant judgment is required in the interpretation and application of complex accounting guidance such as ASC 606. Our judgments and assumptions are based on the facts and circumstances of the underlying revenue transactions. The SEC, the FASB and various other regulatory or accounting bodies may issue new positions, interpretive views or updated accounting standards on the treatment of complex accounting matters such as revenue recognition that may materially affect our financial statements.
Impairment in the carrying value of long-lived assets could negatively affect our operating results.
There were no indicators of impairment for the quarters ended June 30, 2020 and 2019. Under U.S. GAAP, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.

The HintMD Acquisition may result in significant charges or other liabilities that could adversely affect our financial results.*
Our financial results may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of HintMD. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities or necessary technology investments we are assuming as a result of the HintMD Acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. In January 2020, we entered into the Teoxane Agreement pursuant to which we obtained the right to import, market, promote, sell and distribute the RHA® Collection of dermal fillers in the U.S., its territories and possessions. We have not yet had any commercial sales, and aside from our rights to the RHA® Collection of dermal fillers, only have one product candidate in clinical trials, which makes it difficult to assess our future viability.*
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have not yet made any sales of the RHA® Collection of dermal fillers and have not demonstrated the ability to successfully commercialize the RHA® Collection of dermal fillers. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations, and expect to incur substantial expenses in building out our sales, marketing and distribution function as we pursue commercialization of DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers. In addition, prior to the HintMD Acquisition, HintMD incurred a net loss in each year since its inception. We may have difficulties entering the payments industry and integrating new technologies in which we have no direct prior experience. We expect to incur significant expense integrating HintMD with our business and growing the HintMD payments platform.
As of June 30, 2020, we had a working capital surplus of $454.8 million and an accumulated deficit of $966.7 million. Our net loss was $60.6 million and $37.4 million, and $122.5 million and $72.7 million for the three and six months ended June 30, 2020 and 2019, respectively. We have funded our operations primarily through the sale and issuance of common stock and the 2027 Notes. Our capital requirements to implement our business strategy are substantial, including our capital requirements to commercialize the RHA® Collection of dermal fillers and to develop and commercialize DaxibotulinumtoxinA for Injection. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
We expect to continue to incur losses for the foreseeable future, and we anticipate that these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully, and increase market acceptance and adoption of and generate subscription revenues from the HintMD payments platform. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Even if DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any RHA® Collection of dermal fillers or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.
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
The degree and rate of market acceptance of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates for which we receive approval depends on a number of factors, including:
•the safety and efficacy and duration of the product as demonstrated in clinical trials;
•the clinical indications for which the product is approved;
•acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;
•the proper training and administration of our products by physicians and medical staff;
•the potential and perceived advantages of our products over alternative treatments;
•the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of payors and patients;
•the willingness of patients to pay for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;
•the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection and any future products we may commercialize for therapeutic indications;
•the relative convenience and ease of administration;
•the prevalence and severity of adverse events; and
•the effectiveness of our sales and marketing efforts.
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
We may experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, due to the COVID-19 pandemic, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We will complete the Phase 2 study with approximately 83 subjects enrolled. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:
•obtain regulatory approval to commence a trial;
•reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtain institutional review board approval at each site;
•recruit suitable subjects to participate in a trial;
•have subjects complete a trial or return for post-treatment follow-up;
•ensure clinical sites observe trial protocol or continue to participate in a trial;
•address any patient safety concerns that arise during the course of a trial;
•address any conflicts with new or existing laws or regulations;
•add a sufficient number of clinical trial sites; or
•manufacture sufficient quantities of product candidate for use in clinical trials.
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
We rely on Teoxane for the manufacture and supply of the RHA® Collection of dermal fillers pursuant to the Teoxane Agreement, and our dependence on Teoxane may impair our ability to commercialize of the RHA® Collection of dermal fillers.*
Pursuant to the Teoxane Agreement, we are not entitled to manufacture the RHA® Collection of dermal fillers. Instead, Teoxane is responsible for supplying all of our requirements for the RHA® Collection of dermal fillers. If Teoxane were to cease production or otherwise fail to timely supply us with an adequate supply of the RHA® Collection of dermal fillers, our ability to commercialize the RHA® Collection of dermal fillers would be adversely affected. For example, as a result of the COVID-19 pandemic, product supply of RHA® Collection of dermal fillers was delayed by Teoxane, as they temporarily suspended production in Geneva, Switzerland. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by one quarter. Additional delays in the product supply of the RHA® Collection of dermal fillers may cause us to further revise our anticipated product launch.

Teoxane is required to produce the RHA® Collection of dermal fillers under QSR in order to meet acceptable standards for commercial sale. If such standards change, the ability of Teoxane to produce the RHA® Collection of dermal fillers on the schedule we require to meet commercialization goals may be affected. Teoxane is subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with QSR and other applicable government regulations and corresponding foreign standards. We do not have control over Teoxane’s compliance with these regulations and standards. Any difficulties or delays in Teoxane’s manufacturing and supply of the RHA® Collection of dermal fillers or any failure of Teoxane to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, prevent the import and/or export of the RHA® Collection of dermal fillers, or cause the RHA® Collection of dermal fillers to be the subject of field alerts, recalls or market withdrawals.
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
We are subject to risks related to our reliance on hardware providers for the HintMD payments platform and third-party processing partners to perform payment processing services for the HintMD payments platform.*
We depend on hardware providers and third-party processing partners to perform payment processing services to make the HintMD payments platform work. For example, we rely on Fiserv to provide the processor that enables the HintMD payments platform to process payments, and if Fiserv is unable to continue to supply processors for the HintMD payments platform, the performance of the HintMD payments platform system could be adversely affected and its growth would be limited. Our processing partners and suppliers may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business. In addition, users of the HintMD payments platform may be subject to quality issues related to its third-party processing partners or we may become involved in contractual disputes with our processing partners, both of which could impact the HintMD reputation and adversely impact our revenue. Certain contracts may expire or be terminated, and we may not be able to replicate the associated revenue through a new processing partner relationship for a considerable period of time.
We have initiated and expect to continue to initiate new third-party payment relationships or migrate to other third-party payment partners in the future. The initiation of these relationships and the transition from one relationship to another could require significant time and resources and establishing these new relationships may be challenging. Further, any new third-party payment processing relationships may not be as effective, efficient or well received by users of the HintMD payments platform, nor is there any assurance that we will be able to reach an agreement with such processing partners. Our contracts with such processing partners may be less economically beneficial to us than its existing relationships. For instance, we may be required to pay more for payment processing services, which would adversely affect our operating results.
Future performance of the HintMD payments platform depends in part on our reliance on third-party platforms to distribute our mobile applications, and support from the HintMD payments platform partner ecosystem.*
We rely on third-party distribution platforms, including the Apple App Store and Google Play, for distribution of the HintMD payments platform mobile applications. We are subject to these platform providers’ standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their platforms. If we violate, or if a platform provider believes that we have violated, its terms and conditions, the platform provider may, at its discretion, discontinue or limit our access to their platform. These platform providers have broad discretion to change their terms and conditions at any time, with or without notice to application developers, and to interpret their respective terms and conditions in a manner that limits, eliminates or otherwise interferes with our ability to distribute our mobile applications for the HintMD payments platform through such third-party platforms. If Apple or Google took any of these steps to limit or otherwise interfere with our business, our business, financial condition and results of operations could be adversely affected.
We also depend on a partner ecosystem to create applications that will integrate with the HintMD payments platform. This presents certain risks to our business, including:
•our partners may establish relationships with, or functionality to offer to, our customers that diminish or eliminate the need or desire for the HintMD payments platform;

•some of our partners may use the insight or access to data that they gain from integrating with its software and from publicly available information to develop competing products or product features;
•our partners may not possess the appropriate intellectual property rights to develop and share their applications;
•we do not currently provide substantive support for software applications developed by our partner ecosystem, and users may be left without adequate support and potentially cease using the HintMD payments platform if our partners do not provide adequate support for these applications;
•our relationship with our partners may change, particularly those partners who contribute or who have contributed more significantly to revenue from the HintMD payments platform or demand for the HintMD payments platform, which could adversely affect our revenue and its results of operations;
•these applications may not meet the same quality standards that we apply to our own development efforts (including, among other things, data and privacy protections), and to the extent they contain bugs or defects, they may create disruptions in our customers’ use of the HintMD payments platform or adversely affect our brand; and
•our security standards could limit integration possibilities for the HintMD payments platform with partners’ products.
Since many of these risks are not within our control, any of the circumstances described above or any new standards or requirements by these third-party developers or platforms could adversely affect our business, thereby reducing its revenue or increase its operating costs and adversely affecting its growth prospects.
The business and growth of the HintMD payments platform depend in part on the success of our strategic relationships with third parties, including payments partners, platform partners, technology partners and aesthetics manufacturers.*
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow the HintMD payments platform. We are highly dependent upon partners for certain critical features and functionality of the HintMD payments platform, including data centers and third-party payment processors supporting the HintMD payments platform and third party aesthetics manufacturers which have used the HintMD payments platform for brand loyalty programs. Failure of these or any other technology providers to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide the HintMD payments platform until we either develop equivalent technology or, if available from alternative providers, identify, obtain and integrate equivalent technology.
Identifying, negotiating and documenting relationships with strategic third parties such as payments partners, platform partners, technology partners and aesthetic manufacturers requires significant time and resources. In addition, integrating third-party technology is complex, costly and time-consuming. Our agreements with these partners are typically limited in duration, non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to the HintMD payments platform. In addition, our partners could develop competing products or services.
Our third-party partners may also suffer disruptions or weakness in their businesses unrelated to the relationships with us that could cause declines in their business performance. Such occurrences could be harmful to our financial results.
If we are unsuccessful in establishing or maintaining its relationships with these strategic third parties, our ability to compete in the payments marketplace or to grow revenue from the HintMD payments platform could be impaired and our operating results could suffer. Even if we are successful, there is no guarantee that these relationships will result in improved operating results.
We currently have limited marketing and sales capabilities for the commercialization of our product candidates. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any other future product candidates, if approved, or generate product revenue.*
We currently have limited marketing and sales capabilities for the commercialization of our product candidates. To commercialize DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers, or any other future product candidates, if approved, in the U.S., Europe and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In connection with the Teoxane Agreement, we will have to build out our marketing and sales capabilities sooner than we initially anticipated. We expect to market DaxibotulinumtoxinA for Injection and the RHA® Collection of dermal fillers, as applicable, through our own sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, which may be expensive and time consuming.
As the product supply of RHA® Collection of dermal fillers was delayed by Teoxane due to factors surrounding the COVID-19 pandemic, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed one quarter. As a result, the hiring timeframe for building our sales force has been adjusted to coincide with product availability.
We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we may experience challenges associated with recruiting field representatives virtually through remote, group interviewing platforms and with onboarding new field representatives during such time as “shelter-in-place” or other such orders by governmental entities necessitate our work from home policy. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products, and may result in a breach of our obligations to Teoxane under the Teoxane Agreement. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize the RHA® Collection of dermal fillers, DaxibotulinumtoxinA for Injection or any future product candidates. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of RHA® Collection of dermal fillers and, if it receives regulatory approval, DaxibotulinumtoxinA for Injection. If we are not successful in commercializing the RHA® Collection of dermal fillers, DaxibotulinumtoxinA for Injection or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
Failure to effectively expand sales and marketing capabilities for the HintMD payments platform could harm our ability to increase the customer base and achieve broader market acceptance of the HintMD payments platform.*
Increasing our physician customer base and number of active users, upgrading and expanding services to our existing customers, and achieving broader market acceptance of the HintMD payments platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities with respect to the HintMD payments platform. We are substantially dependent on our marketing organization to generate a sufficient pipeline of qualified sales leads and on our direct sales force to close new customers. There is significant competition for experienced sales professionals with the sales skills and technical knowledge that the HintMD payments platform requires. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We may experience challenges associated with recruiting sales professionals virtually through remote, group interviewing platforms and with onboarding and training new sales professionals during such time as “shelter-in-place” or other such orders by governmental entities necessitate our work from home policy.
We cannot predict whether, or to what extent, our sales will increase, our existing customers and their patients will expand their usage of the HintMD payments platform as we invest in a sales force for the HintMD payments platform, or how long it will take for sales personnel to become productive. If our marketing organization does not generate a sufficient pipeline of qualified sales leads and our direct sales force is unable to close new accounts for the HintMD payments platform, our business and future growth prospects could be harmed.
As we evolve from a company primarily involved in research and development to a company involved in the commercialization of products, we will need to increase the size of our organization and we may experience difficulties in managing this growth.
In order to successfully commercialize our products, we need to expand our organization, including adding marketing, managerial, operational and sales capabilities, or contracting with third parties to provide these capabilities for us. If we are successful in advancing DaxibotulinumtoxinA for Injection or any other product candidates through the development stage towards commercialization, we may need to expand such capabilities even further. Our management, personnel, systems and facilities currently in place are not adequate to support the commercialization of the RHA® Collection of dermal fillers and the potential commercialization of DaxibotulinumtoxinA for Injection and any other product candidates, if they are approved. Effectively executing our growth strategy requires that we:
•identify recruit, train, integrate, incentivize and retain adequate numbers of effective sales and marketing personnel;
•generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team;
•achieve, maintain and grow market, physician, patient and healthcare payor acceptance of, and demand for our products;
•manage our clinical trials and manufacturing operations effectively;
•manage our internal development efforts effectively while carrying out our contractual obligations to Teoxane under the Teoxane Agreement and to other third parties;
•successfully integrate HintMD and realize the benefits expected from the HintMD Acquisition; and
•continue to improve our operational, financial and management controls, reporting systems and procedures.
As our operations expand, we expect that we will also need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to commercialize the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection and to compete effectively will depend, in part, on our ability to manage any future growth effectively. Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations.

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
We currently rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates.
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
Even if we obtain regulatory approval for DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers, DaxibotulinumtoxinA Topical, biosimilar, or any other product candidates and are able to commercialize them, these products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.
The degree of market acceptance of any of our approved products will depend upon a number of factors, including:
•the indication for which the product is approved and its approved labeling;
•the presence of other competing approved treatments and therapies;
•the potential advantages of the product over existing and future treatment products;
•the relative convenience and ease of administration of the product;
•the strength of our sales, marketing and distribution support;
•the willingness of third-party payors to provide adequate reimbursement for our approved products, and the willingness of payments to pay for our approved products in the absence of third-party reimbursement; and
•the price and cost-effectiveness of the product.
The FDA or other regulatory agencies could limit the labeling indication for which our product candidates may be marketed or could otherwise limit marketing efforts for our products. If we are unable to achieve approval or successfully market any of our product candidates, or marketing efforts are restricted by regulatory limits, our ability to generate revenues could be significantly impaired.
If we are found to have improperly promoted off-label uses for our products that are approved for marketing, including the RHA® Collection of dermal fillers and, if approved for marketing, DaxibotulinumtoxinA for Injection, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about regulated products, such as the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. However, physicians may also misuse the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection or our other products, or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If these products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Furthermore, the use of these products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
Any of these events could harm our business and results of operations and cause our stock price to decline.
If there is not sufficient physician and patient demand for and acceptance of the RHA® Collection of dermal fillers, or, if approved for commercialization, DaxibotulinumtoxinA for Injection and any future product candidates, our financial results and future prospects will be harmed.
Use of the RHA® Collection of dermal fillers, and, if approved for commercialization, DaxibotulinumtoxinA for Injection for aesthetic indications are elective procedures, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo the treatment of aesthetic indications with the RHA® Collection of dermal fillers or, if approved for commercialization, DaxibotulinumtoxinA for Injection may pursue may be influenced by a number of factors, including:
•the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;
•the extent to which physicians recommend the RHA® Collection of dermal fillers or DaxibotulinumtoxinA for Injection to their patients;
•the extent to which the RHA® Collection of dermal fillers or DaxibotulinumtoxinA for Injection satisfies patient expectations;
•our ability to properly train physicians in the use of the RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection or such that their patients do not experience excessive discomfort during treatment or adverse side effects;
•the cost, safety and effectiveness of the RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection versus other treatments;
•consumer sentiment about the benefits and risks of aesthetic procedures generally and the RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection in particular;
•the success of any direct-to-consumer marketing efforts we may initiate; and
•general consumer, patient and physician confidence and availability of practicing physicians, which may be impacted by general economic and political conditions, including challenges affecting the global economy resulting from the COVID-19 pandemic.
Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient demand for the RHA® Collection of dermal fillers or, if approved for commercialization, DaxibotulinumtoxinA for Injection or for any other future product candidate.

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
If pricing for software subscriptions for the HintMD payments platform is not acceptable to our customers, such customers may discontinue use of the HintMD payments platform and our operating results may be harmed.*
We charge subscription and transaction fees for services offered on the HintMD payments platform. We cannot guarantee that new or existing customers will adopt, continue to use or expand their use of the HintMD payments platform at its current prices. Additionally, in the future we may increase pricing or otherwise further refine the pricing model. Such changes may cause physician customers to discontinue use of the HintMD payments platform, which would cause a decline in the number of patients using the HintMD payments platform, and could adversely affect our revenue, gross margin, profitability, financial position and cash flow.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop.
We face an inherent risk of product liability lawsuits as a result of commercializing the RHA® Collection of dermal fillers and as a result of the clinical testing of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, or any other product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for the RHA® Collection of dermal fillers, DaxibotulinumtoxinA for Injection or any future product candidates or products we develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants or cancellation of clinical trials;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage; and
•the inability to commercialize the RHA® Collection of dermal fillers, DaxibotulinumtoxinA for Injection or any other products we develop.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future products we develop. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing DaxibotulinumtoxinA for Injection we intend to expand our insurance coverage to include the sale of DaxibotulinumtoxinA for Injection as applicable; however, we may be unable to obtain this liability insurance on commercially reasonable terms.
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

If we fail to attract and keep senior management and key scientific, technical and sales personnel, we may be unable to successfully develop DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, conduct our clinical trials and commercialize the RHA® dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop, or grow revenue from the HintMD payments platform.*
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific, technical and sales personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Mark J. Foley, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, Tobin C. Schilke, our Chief Financial Officer, Dustin Sjuts, our Chief Commercial Officer, Aesthetics & Therapeutics, and Aubrey Rankin, our President of Innovation and Technology, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials,the commercialization of the RHA® dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop, or our ability to increase adoption of the HintMD payments platform.
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
We could experience problems attracting and retaining qualified employees. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense and the turnover rate can be high due to the limited number of individuals who possess the skills and experience required by our industries. We will need to hire a significant number of additional personnel as we begin building out a U.S. commercial organization for the distribution of RHA® Collection of dermal fillers in the U.S. and, if the BLA is approved on or by the PDUFA target action date, the planned initiation of commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020. As the product supply of RHA® Collection of dermal fillers has been delayed by Teoxane due to factors surrounding the COVID-19 pandemic, our anticipated product launch of the RHA® 2, 3 and 4 dermal fillers has been delayed by one quarter. As a result, the hiring timeframe for building our sales force has been adjusted to coincide with product availability. We have no prior experience in building and managing a sales organization, and we may experience challenges associated with recruiting field representatives virtually through remote, group interviewing platforms and with onboarding new field representatives during such time as “shelter-in-place” or other such orders by governmental entities necessitate our work from home policy.
We may not be able to attract and retain quality personnel on acceptable terms, or at all, including former employees of HintMD that we now employ. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their previous research output.
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
Although a substantial amount of our effort will focus on the commercialization of the RHA® Collection of dermal fillers and the continued clinical testing and potential approval of DaxibotulinumtoxinA for Injection, a key element of our strategy is to discover, develop and commercialize a portfolio of botulinum toxin products for both aesthetic and therapeutic indications. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products.

Even if we identify an appropriate collaboration or product acquisition, we may not be successful in negotiating the terms of the collaboration or acquisition, or effectively integrating the collaboration or acquired product into our existing business and operations. Moreover, we may not be able to pursue such opportunities if they fall within the non-compete provision of the Teoxane Agreement, which prohibits us from developing, manufacturing, marketing, selling, detailing or promoting any cross-linked hyaluronic acid dermal filler (other than the RHA® Collection of dermal fillers) in the U.S. during the term of the Teoxane Agreement. We have limited experience in successfully acquiring and integrating products and technologies into our business and operations, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits of such acquisitions or investments. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions. If we fail to successfully integrate collaborations, assets, products or technologies that we enter into or acquire, or if we fail to successfully exploit acquired product distribution rights and maintain acquired relationships with customers, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities in connection with proposed collaborations or to pay for any product acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. Identifying, contemplating, negotiating or completing a collaboration or product acquisition and integrating an acquired product or technology could significantly divert management and employee time and resources.
While DaxibotulinumtoxinA for Injection is in the clinical development stage, DaxibotulinumtoxinA Topical and all of our other potential product candidates remain in the discovery or preclinical stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:
•the research methodology used may not be successful in identifying potential product candidates;
•competitors may develop alternatives that render our product candidates obsolete or less attractive;
•product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
•a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable; and
•intellectual property rights of third parties may potentially block our entry into certain geographies or make such entry economically impracticable.
If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to problems that we encounter in commercializing the RHA® Collection of dermal fillers and in developing and commercializing DaxibotulinumtoxinA for Injection.

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

We may use third-party collaborators to help us develop, validate or commercialize any new product candidates, and our ability to commercialize such product candidates could be impaired or delayed if these collaborations are unsuccessful.
We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, hyaluronic acid filler products, and any future product candidates. For instance, in February 2018, we and Mylan entered into the Mylan Collaboration, pursuant to which we and Mylan will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our biosimilar product candidate. In December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights. In addition, we entered into the Teoxane Agreement in January 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute the RHA® Collection of dermal fillers in the U.S., its territories and possessions. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the demand for aesthetic or therapeutic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, elective aesthetic procedures are discretionary and individuals may deprioritize such procedures during an economic slowdown or recession. We do not expect sales of the RHA® Collection of dermal fillers for aesthetic indications or sales of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, demand for the first indications of each of our product candidates will be tied to discretionary spending levels of our targeted patient population.
The revenue growth and potential profitability of the HintMD payments platform depend on demand for software facilitating payments and loyalty programs, especially those serving the medical aesthetic industry. Historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among small and medium-sized plastic surgery and dermatology practices offering elective aesthetic procedures, which comprise the majority of HintMD’s customer base. If economic conditions deteriorate, current and prospective HintMD customers may elect to decrease their information technology budgets or cancel subscriptions to The HintMD payments platform, which would limit our ability to grow the HintMD payments platform business and adversely affect our operating results.

Future global financial crises and economic downturns, including those cause by widespread public health crises such as the COVID-19 pandemic, may cause extreme volatility and disruptions in capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the RHA® Collection of dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved, the HintMD payments platform and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services or reduce the demand for facial injectable treatments broadly .
In addition, changes in U.S. and foreign trade policies or border closures related to the COVID-19 pandemic could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates. Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DaxibotulinumtoxinA for Injection and supplying it to Fosun, which would then develop commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the U.S.-China trade relation or the COVD-19 pandemic, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® Collection of dermal fillers in the U.S., and rely on Teoxane for our entire supply of the RHA® Collection of dermal fillers, which has been impacted by COVID-19 pandemic.
Travel and import restrictions, including those resulting from the COVID-19 pandemic, have disrupted and may continue to disrupt our supply chain and ability to distribute the RHA® Collection of dermal fillers. Any import or export or other cargo restrictions related to our products, including those resulting from the COVID-19 pandemic, would restrict our ability to ship or receive products and harm our business, financial condition and results of operations.
Further, COVID-19 pandemic might restrict our ability to meet with our customers, thereby hampering adoption our RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection, when and if approved by the FDA.
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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations.
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
Interruptions or performance problems associated with the HintMD payments platform technology and infrastructure may adversely affect our business and operating results.*
The continued growth of the HintMD payments platform depends in part on the ability of users to access the platform at any time and within an acceptable amount of time. The HintMD payments platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. In addition, we depend on external data centers, such as Amazon’s AWS, to host the HintMD payments platform applications. We do not control the operation of these facilities. The HintMD payments platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the HintMD payments platform), capacity constraints due to an overwhelming number of users accessing the HintMD payments platform simultaneously, denial-of-service or other cyber attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the HintMD payments platform, especially during peak usage times and as the HintMD payments platform becomes more complex and its user traffic increases. If the HintMD payments platform is unavailable or if users are unable to access the HintMD payments platform within a reasonable amount of time, or at all, our business would be adversely affected and the HintMD brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, user data may be permanently lost. If we experiences significant periods of service downtime in the future, we may be subject to claims by users of the HintMD payments platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop its technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
If the HintMD payments platform or our vendors’ networks or computer systems are breached or if the security of the personal information that we collect, store or process through the HintMD payments platforms (or that our vendors collect, store or process) is compromised or otherwise experiences unauthorized access, or we fail to comply with commitments and assurances regarding the privacy and security of personal information on the HintMD payments platform, the HintMD payments platform may be perceived as insecure, and we may lose existing users or fail to attract new users to the HintMD payments platform, and we may incur significant liabilities.
Use of the HintMD payments platform involves the storage, transmission and processing of customers’ proprietary data, including personal or identifying information regarding their patients such as name, address and the types of treatments they are receiving. As a result, unauthorized access to, security breaches of, malicious code (such as viruses and worms), employee theft or misuse, or denial-of-service or other cyber attacks against the HintMD payments platform could result in the unauthorized access to or use of, disclosure of, and/or loss of, such data, as well as loss of intellectual property or trade secrets.
If any unauthorized access to the HintMD payment platform systems or data or security breach occurs or is believed to have occurred, the HintMD reputation and brand could be damaged, and we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate the HintMD payments platform business may be impaired. We may in the future experience denial-of-service or other cyber attacks against the HintMD payments platform. If potential new users or existing users believe that the HintMD payments platform does not provide adequate security for the storage of personally identifiable or sensitive information or its transmission over the Internet, they may not adopt the HintMD payments platform or may choose not to renew their subscriptions to the HintMD payments platform, which could harm our business. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We currently do not maintain cyber liability insurance, and it cannot be certain that such insurance will be available to us on commercially reasonable terms, or at all.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. The HintMD payments platform operates in an industry that is prone to cyber attacks. Failure to prevent or mitigate cyber attacks could result in the unauthorized access to our data or the data of our customers. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach may cause us to breach HintMD customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we has failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with the HintMD payments platform. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
Because data security is a critical competitive factor in the payments processing industry, there are statements in the HintMD payments platform privacy policies and terms of service, its certifications to privacy standards, and its marketing materials, describing the security of the HintMD payments platform, including descriptions of certain security measures it employs. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local regulators or private litigants. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for extended periods of time. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into the HintMD payments platform, systems, networks, and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, data access or data loss. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities used by our vendors.
Litigation resulting from security breaches on the HintMD payments platform may adversely affect our business. Unauthorized access to the HintMD payments platform, systems, networks, or physical facilities could result in litigation with HintMD customers, HintMD customers’ end-users, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect the reputation of the HintMD payments platform. We could be required to fundamentally change the business activities and practices of the HintMD payments platform or modify its products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of HintMD customers or its customers’ end-users was disrupted, we could incur significant liability, or the HintMD payments platform, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation. Any of the foregoing circumstances may have a material adverse effect on our business and its results of operations as a result.
Risks Related to Our Intellectual Property
If Teoxane fails to obtain and maintain patent, licensing arrangements or other protection for the proprietary intellectual property that we have exclusive distribution rights to, we could lose our rights related to the RHA® Collection of dermal fillers, which would have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.
If Teoxane fails to obtain and maintain patent, licensing arrangements or other protection for the proprietary intellectual property that we have exclusive distribution rights to, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. The intellectual property underlying the RHA® Collection of dermal fillers is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to the Teoxane Agreement, including:
•the scope of rights granted under the Teoxane Agreement and other interpretation-related issues;

•the extent to which our technology and processes infringe on intellectual property of Teoxane that is not subject to the Teoxane Agreement;
•the sublicensing of patent and other rights under our collaborative development relationships; and
•the ownership of inventions and know-how resulting from the development of intellectual property under the Teoxane Agreement.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates.
If our efforts to protect our intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates, including DaxibotulinumtoxinA Topical and biosimilar, are not adequate, we may not be able to compete effectively.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers, DaxibotulinumtoxinA Topical, biosimilar, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
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
Use of “open source” software for the HintMD payments platform could adversely affect its ability to provide platform and subject us to possible claims.*
The HintMD payments platform incorporates open source software and we expect to continue to use open source software in the future. We may face claims from others claiming ownership of open source software, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software or derivative works thereof, or of our proprietary source code associated with such open source software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change the HintMD payments platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer the HintMD payments platform or incur additional costs. Although we have implemented policies to regulate the use and incorporation of open source software into the HintMD payments platform, we cannot be certain that we have not incorporated open source software in the HintMD payments platform in a manner that is inconsistent with such policies.
Any failure to protect intellectual property rights associated with the HintMD payments platform could impair our ability to protect our proprietary technology and the HintMD brand.*
HintMD currently has three issued patents, one allowed patent and two pending patent applications. However, there is no guarantee that the pending patent applications will result in issued patents, or that the issued patents will ultimately be determined to be valid and enforceable. HintMD also has one registered trademark in the United States and one pending trademark in Canada. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or other protective agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect HintMD intellectual property rights may be inadequate to prevent others from competing with the HintMD payments platform.
To protect HintMD’s intellectual property rights, we may be required to spend significant resources to monitor, protect and enforce these rights. Litigation brought to protect and enforce HintMD’s intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of HintMD’s intellectual property. Furthermore, our efforts to enforce the HintMD intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of the HintMD intellectual property rights. Our failure to secure, protect and enforce the HintMD intellectual property rights could adversely affect the HintMD brand and adversely affect our business.

Risks Related to Government and Industry Regulation
Our business and products are subject to extensive government regulation.
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
The regulatory approval process is highly uncertain and we or any collaboration partner may not obtain regulatory approval for the commercialization of DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates.*
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market DaxibotulinumtoxinA for Injection or any future product candidates in the U.S. until we receive approval of a BLA from the FDA. Even though filed with the FDA, our BLA may receive a Complete Response Letter identifying deficiencies that must be addressed, rather than an approval. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. Similarly, Teoxane must do the same with its PMAs to the FDA for the RHA® Collection of dermal fillers.
In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:
•warning letters;
•civil and criminal penalties;
•injunctions;
•withdrawal of approved products;
•product seizure or detention;

•product recalls;
•total or partial suspension of production; and
•refusal to approve pending BLAs or supplements to approved BLAs.
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
Regulatory approval of a BLA or BLA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including the following:
•a product candidate may not be deemed safe, effective, or of required quality;
•FDA officials may not find the data from preclinical studies and clinical trials sufficient;
•the FDA might not approve our third-party manufacturers’ processes or facilities; or
•the FDA may change its approval policies or adopt new regulations.
•If DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.
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
The RHA® Collection of dermal fillers are Class III medical devices that require PMA approval before they may be commercialized in the U.S. Although Teoxane has received PMA for RHA® 2, RHA® 3 and RHA® 4 dermal fillers, we and Teoxane will be subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of these devices. For example, periodic reports must be submitted to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. Any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. The medical device regulations to which we are subject are complex and have become more stringent over time, and we have no history of operating as a distributor of Class III medical devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, including recalls, Dear Doctor letters and negative publicity which would negatively affect our business, financial condition and results of operations.
Even if we receive regulatory approval for DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, may limit or delay regulatory approval and may subject us to penalties if we fail to comply with applicable regulatory requirements.
Once regulatory approval has been granted, DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we or our collaborators receive for DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCPs for any clinical trials that we conduct post-approval. The RHA® Collection of dermal fillers are currently subject to such extensive and ongoing regulatory requirements, reports, registration and continued compliance. Later discovery of previously unknown problems with DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications submitted by us or our strategic collaborators, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.

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
The RHA® Collection of dermal fillers, and, if approved, DaxibotulinumtoxinA for Injection or any other products, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
As we commercialize the RHA® Collection of dermal fillers, and if we are successful in commercializing DaxibotulinumtoxinA for Injection, or any other products including DaxibotulinumtoxinA Topical or biosimilar, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
The HintMD payments platform is subject to stringent and changing privacy laws, regulations, standards and contractual obligations related to data privacy and security. Because the HintMD payments platform can be used to collect and store personal information, domestic privacy and data security concerns could result in our incurring additional costs and liabilities or inhibit sales of the HintMD payments platform.*
Our physician customers use the HintMD payments platform to use, collect and store personal or identifying information regarding their patients. Federal, state and local governments and agencies have adopted laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction. Such laws may be inconsistent and compliance in the event of a widespread data breach would be costly. The costs of compliance with and other burdens imposed by privacy-related laws, regulations and standards may limit the use or adoption of the HintMD payments platform, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales of the HintMD payments platform, any of which could harm our business. Moreover, if our employees fail to adhere to adequate data protection practices around the usage of such data, it may damage the HintMD reputation and brand. Finally, any failure by our vendors to comply with applicable laws or regulations could result in proceedings against us by governmental entities or others.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security, and we may not be able to predict the impact such future laws, regulations and standards may have on our business. If our privacy and data policies and practices with respect to the HintMD payments platform, are, or are perceived to be, insufficient, user demand for the HintMD payments platform could decline, and our business could be harmed.
The U.S. Federal Trade Commission and numerous state attorneys general are also applying federal and state consumer protection laws to enforce regulations related to the online collection, use and dissemination of personally identifiable information and other data. Some of these requirements include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced us or our service providers. The HintMD payments platform may collect, access, use, maintain and transmit protected health information in ways that may be subject to certain of these laws and regulations. For example, the HintMD payments platform must conform, in certain circumstances, to HIPAA requirements. HIPAA requires covered entities and business associates to develop and maintain certain administrative, physical and technical safeguards to protect such information and ensure the confidentiality, integrity and availability of electronic protected health information. In the event of a significant breach, the reporting requirements could include notification to affected individuals, governmental agencies, and in certain instances the media. Depending on the facts and circumstances we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose protected health information through the HintMD payments platform in a manner that is not authorized or permitted by HIPAA. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. If we are not able to meet our obligations under applicable federal and state health information privacy laws relating to the HintMD payments platform, we could be found to have breached our contractual obligations with its customers as well. Maintaining compliance with applicable privacy standards and its contractual obligations is a complex undertaking and HintMD cannot be certain how these health information privacy laws will be interpreted, enforced or applied to its operations.
Additionally, the HintMD payments platform processes a significant portion of its payments through credit or debit cards and enable users of its payments platform to engage in payments through its service. We are contractually required to maintain Payment Card Industry Data Security Standard (“PCI DSS”), compliance as part of its information security program. We also may be bound by additional, more stringent contractual obligations relating to its collection, use and disclosure of personal, financial and other data. If we cannot comply with or if we incur a violation of any of these regulations or requirements, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations or litigation with relevant stakeholders, either of which could have an adverse effect on our reputation, business, financial condition and operating results. In addition, a data breach or failure to comply with rules or regulations of PCI DSS or our contractual obligations could also result in the termination of HintMD’s status as a registered payment facilitator, thereby dramatically impairing our ability to continue doing business in the payments industry or we could be liable to the payment card issuing banks for their costs of issuing new cards and related expenses.
We may find it necessary to change our business practices or expend significant resources to modify the HintMD software or payments platform to adapt to new laws, regulations and industry standards concerning these matters. We may be unable to make such changes and modifications in a commercially reasonable manner or at all. Any failure to comply with federal, state laws or local regulations, industry standards or other legal obligations, or any actual or suspected security incident, may result in governmental enforcement actions and prosecutions, private litigation, fines, penalties or adverse publicity and could cause users of the HintMD payments platform to lose trust in it, which could have an adverse effect on our reputation and business.

We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that DaxibotulinumtoxinA for Injection, if approved for the treatment of glabellar lines, or the RHA® Collection of dermal fillers will subject us to all of the various U.S. federal and state laws intended to prevent healthcare fraud and abuse, we may be subject to, or in the future become subject to, such laws for treatment of other indications. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (“FCA”). Many states have similar laws that apply to their state healthcare programs as well as private payors.
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
Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearance or approval of DaxibotulinumtoxinA for Injection, topical, or any future product candidates and to produce, market, and distribute the RHA® Collection of dermal fillers and, if clearance or approval is obtained, DaxibotulinumtoxinA for Injection and our other products.
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
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of, or affect the price that we may charge for, DaxibotulinumtoxinA for Injection, or any future product candidates including DaxibotulinumtoxinA Topical or biosimilar. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs on our commercialization efforts for the RHA® Collection of dermal fillers. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:
•changes to manufacturing methods;
•recall, replacement, or discontinuance of one or more of our products; and
•additional recordkeeping.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:
•regulatory or legal developments in the U.S. and foreign countries;
•our success or lack of success in commercializing the RHA® Collection of dermal fillers;

•results from or delays in clinical trials of our product candidates, including our ongoing ASPEN Phase 3 clinical program in cervical dystonia and our Phase 2 programs in plantar fasciitis, adult upper limb spasticity, forehead lines, and lateral canthal lines all with DaxibotulinumtoxinA for Injection;
•announcements of regulatory approval or disapproval of DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates;
•FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry;
•introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•our ability to increase market acceptance and adoption of and generate subscription revenues from the HintMD payments platform;
•the potential impact on our operating margin from the HintMD Acquisition;
•the impact of acquisitions, including the HintMD Acquisition, on our future product offerings;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;
•market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•quarterly variations in our results of operations or those of our future competitors;
•changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;
•general economic, industry and market conditions;
•additions or departures of key personnel;
•intellectual property, product liability or other litigation against us;
•expiration or termination of our potential relationships with customers and strategic partners;
•the occurrence of trade wars or barriers, or the perception that trade wars or barriers will occur;
•any buying or selling of shares of our common stock or other hedging transactions in our common stock in connection with the 2027 Notes or the capped call transactions;
•widespread public health crises such as the COVID-19 pandemic; and
•other factors described in this “Risk Factors” section.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In March 2018, we entered into the 2018 At-the-Market Agreement (“2018 ATM Agreement”). Under the 2018 ATM Agreement, we may offer and sell common stock having aggregate proceeds of up to $125 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have been sold under the 2018 ATM Agreement as of June 30, 2020. In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at a public offering price of $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for aggregate net proceeds of $107.6 million, after deducting underwriting discounts, commissions and other offering expenses. During December 2019 and January 2020, we completed a follow-on public offering of an aggregate of 7,475,000 shares of common stock at a public offering price of $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 975,000 additional shares of common stock, for aggregate net proceeds of $119.2 million, after deducting underwriting discounts, commissions and other offering expenses.
If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. For instance, shares of our common stock that were issued to HintMD stockholders as consideration for the HintMD Acquisition, including those shares issued upon the exercise of outstanding stock options, are freely tradable without restrictions or further registration under the Securities Act, in some cases following the expiration of lock-up agreements entered into between Revance and HintMD directors and members of management and certain HintMD stockholders (the “Lock-Up Agreements”). If former HintMD stockholders sell substantial amounts of our common stock in the public market, including following the expiration of the Lock-Up Agreements, the market price per share of our common stock may decline. Any sales of securities by stockholders could have a material adverse effect on the trading price of our common stock.
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
Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•only one of our three classes of directors will be elected each year;
•no cumulative voting in the election of directors;
•the ability of our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•the exclusive right of our board of directors to elect a director to fill a vacancy or newly created directorship;
•stockholders will not be permitted to take actions by written consent;
•stockholders cannot call a special meeting of stockholders;
•stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
•the ability of our board of directors, by a majority vote, to amend the bylaws; and
•the requirement for the affirmative vote of at least 66 2/3 percent or more of the outstanding common stock to amend many of the provisions described above.
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
Our amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to the Company or the Company’s stockholders;
•any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•any action asserting a claim against us governed by the internal affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. The exclusive forum provision contained in our amended and restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

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
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving us in those capacities, or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
•We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated May 18, 2020, by and among Revance Therapeutics, Inc., Heart Merger Sub, Inc., Hint, Inc. and Fortis Advisors LLC, as the Securityholders’ Representative	S-4	333-239059	2.1	June 10, 2020	—
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1	Fifth Amendment to Lease, dated July 1, 2020, by and between Revance Therapeutics, Inc. and BMR-Pacific Research Center LP.	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
* Schedules omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

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

REVANCE THERAPEUTICS, INC.

Date: August 6, 2020	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)