Form 10-Q
period 2020-09-30
Revance Therapeutics, Inc.
filed 2020-11-09
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 30, 2020: 66,549,174

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$339,439	$171,160
Short-term investments	96,392	118,955
Accounts and other receivable	2,585	—
Inventories	3,976	—
Prepaid expenses and other current assets	7,713	6,487
Total current assets	450,105	296,602
Property and equipment, net	14,843	14,755
Goodwill	144,505	—
Intangible assets, net	74,849	—
Operating lease right of use assets	25,446	26,531
Restricted cash	1,245	730
Other non-current assets	1,154	1,669
TOTAL ASSETS	$712,147	$340,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,860	$8,010
Accruals and other current liabilities	37,659	18,636
Deferred revenue, current portion	10,931	7,911
Operating lease liabilities, current portion	4,040	3,470
Derivative liability	3,163	2,952
Total current liabilities	63,653	40,979
Convertible senior notes	177,377	—
Deferred revenue, net of current portion	74,811	47,948
Operating lease liabilities, net of current portion	23,453	25,870
TOTAL LIABILITIES	339,294	114,797
Commitments and Contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of September 30, 2020 and December 31, 2019; 66,587,713 and 52,374,735 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	67	52
Additional paid-in capital	1,420,770	1,069,639
Accumulated other comprehensive income	—	3
Accumulated deficit	(1,047,984)	(844,204)
TOTAL STOCKHOLDERS’ EQUITY	372,853	225,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,147	$340,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$2,819	$—	$2,868	$—
Collaboration revenue	808	46	1,116	324
Service revenue	208	—	208	—
Total revenue	3,835	46	4,192	324
Operating expenses:
Cost of product revenue (exclusive of amortization)	1,081	—	1,102	—
Cost of service revenue (exclusive of amortization)	4	—	4	—
Research and development	29,130	25,847	96,027	75,368
Selling, general and administrative	48,183	16,739	99,013	43,245
Amortization	2,565	—	3,239	—
Total operating expenses	80,963	42,586	199,385	118,613
Loss from operations	(77,128)	(42,540)	(195,193)	(118,289)
Interest income	413	1,329	2,868	4,495
Interest expense	(4,334)	—	(10,738)	—
Changes in fair value of derivative liability	(62)	(68)	(211)	(139)
Other expense, net	(146)	(130)	(406)	(170)
Loss before income taxes	(81,257)	(41,409)	(203,680)	(114,103)
Income tax provision	—	—	(100)	—
Net loss	(81,257)	(41,409)	(203,780)	(114,103)
Unrealized gain (loss) and adjustment on securities included in net loss	(117)	(74)	(3)	50
Comprehensive loss	$(81,374)	$(41,483)	$(203,783)	$(114,053)
Basic and diluted net loss	$(81,257)	$(41,409)	$(203,780)	$(114,103)
Basic and diluted net loss per share	$(1.34)	$(0.96)	$(3.62)	$(2.67)
Basic and diluted weighted-average number of shares used in computing net loss per share	60,526,740	43,314,831	56,233,093	42,730,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	57,313,556	57	44,105,474	44	52,374,735	52	36,975,203	37
Issuance of common stock in connection with the HintMD Acquisition	7,770,613	8	—	—	7,770,613	8	—	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	1,170,500	1	9,697	—	2,588,353	2	400,720	—
Issuance of common stock upon exercise of stock options and warrants	511,049	1	—	—	587,843	1	8,240	—
Issuance of common stock in connection with the Teoxane Agreement	—	—	—	—	2,500,000	3	—	—
Issuance of common stock in connection with offerings	—	—	—	—	975,000	1	6,764,705	7
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	48,661	—	35,166	—
Net settlement of restricted stock awards for employee taxes	(178,005)	—	(6,764)	—	(257,492)	—	(75,627)	—
Balance — End of period	66,587,713	67	44,108,407	44	66,587,713	67	44,108,407	44
Additional Paid-in Capital
Balance — Beginning of period	—	1,222,271	—	945,851	—	1,069,639	—	830,368
Issuance of common stock and awards assumed in connection with the HintMD Acquisition	—	188,096	—	—	—	188,096	—	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	—	(1)	—	—	—	(2)	—	—
Issuance of common stock upon exercise of stock options and warrants	—	3,805	—	—	—	4,804	—	93
Issuance of common stock in connection with the Teoxane Agreement	—	—	—	—	—	43,397	—	—
Issuance of common stock in connection with offerings, net of issuance costs of $44 and $521 for nine months ended September 30, 2020 and 2019, respectively	—	—	—	—	—	15,536	—	107,572
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	—	671	—	387
Equity component of convertible senior notes, net of transaction costs	—	—	—	—	—	108,510	—	—
Stock-based compensation	—	11,092	—	4,303	—	24,989	—	12,882
Capped call transactions	—	—	—	—	—	(28,865)	—	—
Net settlement of restricted stock awards for employee taxes	—	(4,493)	—	(81)	—	(6,005)	—	(1,229)
Balance — End of period	—	1,420,770	—	950,073	—	1,420,770	—	950,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity— (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Other Accumulated Comprehensive Gain (Loss)
Balance — Beginning of period	—	117	—	116	—	3	—	(8)
Unrealized gain (loss) and adjustment on securities included in net loss	—	(117)	—	(74)	—	(3)	—	50
Balance — End of period	—	—	—	42	—	—	—	42
Accumulated Deficit
Balance — Beginning of period	—	(966,727)	—	(757,469)	—	(844,204)	—	(684,775)
Net loss	—	(81,257)	—	(41,409)	—	(203,780)	—	(114,103)
Balance — End of period	—	(1,047,984)	—	(798,878)	—	(1,047,984)	—	(798,878)
Total Stockholders’ Equity	66,587,713	$372,853	44,108,407	$151,281	66,587,713	$372,853	44,108,407	$151,281

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(203,780)	$(114,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,574	12,882
Non-cash in-process research and development	11,184	—
Amortization of debt discount and issuance costs	7,576	—
Depreciation and amortization	5,931	2,152
Amortization of discount on investments	(1,351)	(2,215)
Other non-cash operating activities	474	411
Changes in operating assets and liabilities:
Accounts receivable	(2,492)	22,000
Inventories	(3,976)	—
Prepaid expenses and other current assets	(1,254)	(1,426)
Operating lease right of use assets	1,085	(2,414)
Other non-current assets	515	999
Accounts payable	147	(1,050)
Accruals and other liabilities	17,142	3,532
Deferred revenue	29,883	4,676
Operating lease liabilities	(1,846)	1,903
Net cash used in operating activities	(116,188)	(72,653)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments	246,500	183,000
Proceeds from sale of investments	16,969	—
Purchases of investments	(239,821)	(228,568)
Purchases of property and equipment	(1,890)	(2,943)
Cash paid for HintMD Acquisition, net	(818)	—
Purchase of distribution rights	(118)	—
Net cash provided by (used in) investing activities	20,822	(48,511)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	287,500	—
Proceeds from issuance of common stock in connection with offerings, net of commissions and discount	15,581	108,100
Proceeds from the exercise of stock options, common stock warrants and employee stock purchase plan	5,476	480
Payment of capped call transactions	(28,865)	—
Payment of convertible senior notes transaction costs	(9,190)	—
Net settlement of restricted stock awards for employee taxes	(6,005)	(1,229)
Payment of offering costs	(337)	(521)
Net cash provided by financing activities	264,160	106,830
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	168,794	(14,334)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	171,890	73,986
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$340,684	$59,652
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of common stock and awards assumed in connection with the HintMD Acquisition	$188,104	$—
Issuance of common stock in connection with the Teoxane Agreement	$43,400	$—
Property and equipment purchases in accounts payable and accruals	$336	$313
Internally developed software capitalized from stock-based compensation	$415	$—
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
The Company
Revance Therapeutics, Inc. is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing U.S. regulatory approval in 2020. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in three therapeutic indications: cervical dystonia, adult upper limb spasticity and plantar fasciitis. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to the RHA® Collection of dermal fillers, the first and only range of FDA-approved fillers for correction of dynamic facial wrinkles and folds, and the HintMD fintech platform, which includes integrated smart payment, subscription and loyalty digital services. We have also partnered with Mylan N.V. to develop a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
On July 23, 2020, we completed the acquisition of Hint, Inc. (d/b/a HintMD) by acquiring 100% of the HintMD stock that was issued and outstanding as of the date of acquisition for a total purchase consideration of $189.6 million (see Note 3). Through the HintMD platform, we provide a cloud-based patient engagement and payments platform to medical aesthetic practitioners. The HintMD platform provides patients with the ability to receive personalized aesthetic treatment plans and pay for them using monthly subscription payments, which improves consistency of treatments and affordability. The condensed consolidated financial statements as of and for the period ended September 30, 2020 include the financial results of HintMD from the acquisition completion date.
Since inception, we have devoted substantially all of our efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the biosimilar to BOTOX®, and the commercial launch of Teoxane’s RHA® Collection of dermal fillers. We have incurred losses and negative cash flows from operations. We have not generated substantial product revenue to date, and will continue to incur significant research and development, sales and marketing, and other expenses related to our ongoing operations.
For the three and nine months ended September 30, 2020, we had a net loss of $81.3 million and $203.8 million, respectively. As of September 30, 2020, we had a working capital surplus of $386.5 million and an accumulated deficit of $1.05 billion. In recent years, we have funded our operations primarily through the sale of common stock and convertible senior notes. As of September 30, 2020, we had capital resources of $435.8 million consisting of cash and cash equivalents and short-term investments. We believe that our existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-Q, and may need to identify additional capital resources to fund our operations.
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
Principles of Consolidation
Our condensed consolidated financial statements include accounts of Revance Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the fair value of assets and liabilities assumed in business combinations, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, period of benefit associated with deferred costs, useful lives of customer contracts, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, accruals including clinical trial costs, valuation and assumptions underlying stock-based compensation and other equity instruments, fair value of derivative liability, fair value of the liability component of the convertible senior notes, allocation of purchase consideration in asset acquisitions, and income taxes.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
In revenue arrangements involving third parties, we recognize revenue as the principal when we maintain control of the product or service until it is transferred to our customer; under other circumstances, we recognize revenue as an agent in the sales transaction. Determining whether we have control requires judgment over certain considerations, which generally include whether we are primarily responsible for the fulfillment of the underlying products or services, whether we have inventory risk before fulfillment is completed, and if we have discretion to establish prices over the products or services.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.
We currently generate product revenue from the sale of RHA® Collection of dermal fillers, service revenue from payment processing and subscriptions to the platform, and collaboration revenue from the biosimilar program with Mylan.
Product Revenue
Our product revenue is generated from the sale of RHA® Collection of dermal fillers to our customers. We sell our products to our customers through our third-party distributor and maintain control throughout the sales transactions as the principal. We recognize revenue from product sales when control of the product transfers, generally upon delivery, to the customers in an amount that reflects the consideration we received or expect to receive in exchange for those goods as specified in the customer contract. We accept product returns under limited circumstances which generally include damages in transit or ineffective product. Service fees paid to the distributor associated with product logistics are accounted for as fulfillment costs and are included in cost of product revenue in the accompanying statements of operations and comprehensive loss.
Service Revenue
We generate service revenue from charging customers subscription-based fees to use the HintMD platform and fees for payments processed through the HintMD platform. Our contracts with customers are generally for a term of one month and renew automatically each month.
Subscription-based fees are charged for the use of our platform and per-patient account basis, for patient accounts that enroll in the monthly subscription payment program. We typically invoice our customers for subscription-based services on a monthly basis for services rendered in the preceding month. Our arrangements for subscription services typically consist of an obligation to provide services to the customers on a when and if needed basis (a stand-ready obligation), and revenue is recognized from the satisfaction of the performance obligations ratably over each month, as we provide the platform services to customers.
We currently work with third-party partners to provide payment processing services in which we are the accounting agent in these arrangements. Payment processing services are charged on a rate per transaction basis (usage-based fees), with no minimum usage commitments. We recognize revenue generated from these transactions on a net basis. We will re-evaluate whether we are the principal or the agent in these service arrangements should there be changes impacting control in transferring related goods or services to end customers.
Costs to Obtain Contracts with Customers
According to ASC 606, certain costs to obtain a contract with a customer should be capitalized, to the extent recoverable from the associated contract margin, and subsequently amortized as the products or services are delivered to the customer inclusive of expected renewals. We expect such costs to generally include sales commissions and related fringe benefits. For similar contracts with which the expected delivery period is one year or less, we apply the practical expedient to expense such costs as incurred in the condensed consolidated statements of operations and comprehensive loss. Otherwise such costs are capitalized on the condensed consolidated balance sheets, and are amortized over the expected period of benefit to the customer. The determined period of benefit for payment processing and subscription services is subject to re-evaluation periodically.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Inventories
Inventories consist of finished goods held for sale to the customer including consigned inventory held by our distributor. Cost is determined using the first-in-first-out (FIFO) method. Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No inventory valuation reserves have been recorded for any periods presented.
Intangible Assets, net
Intangible assets consist of distribution rights acquired from the filler distribution agreement with Teoxane, SA (see Note 5) as well as intangible assets acquired from the HintMD Acquisition (see Note 3). Finite-lived intangible assets are stated at cost, less accumulated amortization on the condensed consolidated balance sheets, and are amortized on a ratable basis over their estimated useful life.
Goodwill
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level, the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value, without consideration of any recoverability. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which did not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve applications of certain topics included within the credit losses standard. The FASB then issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. Upon adoption of the ASUs above, accounts receivable are stated at amortized cost less allowance for credit losses. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical experience, specific allowances known for troubled accounts, other currently available information including customer financial condition, and both current and forecasted economic conditions. We adopted this guidance effective January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill assuming a hypothetical purchase price allocation (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
amount of goodwill. This standard should be adopted when the entities perform the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied on a prospective basis. We adopted this guidance effective January 1, 2020 and will apply the guidance during our annual goodwill impairment test for the year ending December 31, 2020. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements and related disclosures.
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
Recent Accounting Pronouncements Issued but Not Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 simplifies the accounting for convertible debt instruments by removing certain requirements to separately account for conversion options embedded in debt instruments that are not required to be accounted for as derivative instruments. ASU 2020-06 also updates and improves the consistency of earnings per share calculations for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. We are evaluating of the impact of ASU 2020-06 on our consolidated financial statements.

2. Revenue
Our revenue is generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 15). The following tables present our revenues disaggregated by timing of transfer of goods or services:

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended September 30, 2020
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$2,819	$—	$—	$2,819
Transferred over time	—	808	208	1,016
Total	$2,819	$808	$208	$3,835

	Nine Months Ended September 30, 2020
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$2,868	$—	$—	$2,868
Transferred over time	—	1,116	208	1,324
Total	$2,868	$1,116	$208	$4,192

Product Revenue
We generate product revenue from the sale of the RHA® Collection of dermal fillers.
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
Mylan has paid us an aggregate of $60 million in non-refundable upfront fees as of September 30, 2020, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Mylan Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Mylan. Other than the upfront payment, all other milestones and consideration we may earn under the Mylan Collaboration are subject to uncertainties related to development achievements, Mylan’s rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
license is the predominant feature in the Mylan Collaboration. As of September 30, 2020, the transaction price allocated to the unfulfilled performance obligations was $104.3 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development service to be provided for the development period. For revenue recognition purposes, the development period is estimated to continue through 2025. It is possible that this period will change and is assessed at each reporting date.
For the three and nine months ended September 30, 2020, we recognized revenue related to development services of $0.8 million and $1.1 million, respectively. For the three and nine months ended September 30, 2019, we recognized revenue related to development services of less than $0.1 million and $0.3 million, respectively. As of September 30, 2020 and December 31, 2019, we estimated short-term deferred revenue of $10.9 million and $7.9 million, respectively; and long-term deferred revenue of $43.9 million and $18.0 million, respectively.
Fosun License Agreement
Agreement Terms
In December 2018, we entered into a license agreement (the “Fosun License Agreement”) with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun”), whereby we granted Fosun the exclusive rights to develop and commercialize our proprietary DaxibotulinumtoxinA for Injection in mainland China, Hong Kong and Macau (the “Fosun Territory”) and certain sublicense rights.
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
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of September 30, 2020, the transaction price allocated to unfulfilled performance obligation was $31.0 million.
No revenue has been recognized from the Fosun License Agreement for the three and nine months ended September 30, 2020 and 2019. Substantially all payments received to date were included in long-term deferred revenue as of September 30, 2020 and December 31, 2019.
Service Revenue
Following the HintMD Acquisition in July 2020 (Note 3), we began to offer customer payment processing and subscription services through our HintMD fintech platform to aesthetic practices. Revenue related to the payment processing service is recognized at a point in time, whereas revenue related to the subscription service is recognized over time.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
3. Business Combination
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), pursuant to the Agreement and Plan of Merger, dated as of May 18, 2020, (the “HintMD Merger Agreement”), by and among Revance, Heart Merger Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary, HintMD, and Fortis Advisors, LLC, a Delaware limited liability company, as the securityholder’s representative. HintMD provides financial technology platform services to improve the aesthetic experience for physicians and patients, which is complementary to our product offerings and strategy. The HintMD Acquisition provides potential economic opportunities in a fragmented financial technology platform market, as well as potential synergies in both our commercial strategies and certain cost savings once we integrate.
Upon completion of the HintMD Acquisition, each share of capital stock of HintMD that was issued and outstanding immediately prior to July 23, 2020 was automatically cancelled and converted into the right to receive approximately 0.3235 shares of our common stock. In addition, outstanding and unexercised options to purchase shares of HintMD common stock immediately prior to July 23, 2020 under the Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”), excluding stock options held by former employees or former service providers of HintMD, whether or not vested, were assumed and subsequently converted based on the conversion ratio defined in the HintMD Merger Agreement into options to purchase shares of our common stock, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the HintMD Acquisition. The total number of shares of our common stock issued as consideration for the HintMD Acquisition was 8,572,213, including (i) 683,200 shares of our common stock which will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments or indemnification claims under the HintMD Merger Agreement and (ii) assumed options to purchase an aggregate of 801,600 shares of our common stock.
Mark J. Foley, President, Chief Executive Officer and a director of Revance, is a former director and equity holder of HintMD. The shares of HintMD capital stock beneficially owned by Mr. Foley prior to July 23, 2020 were automatically cancelled and converted into the right to receive shares of our common stock in accordance with the terms of the HintMD Merger Agreement.
Consideration Transferred
The following table summarizes the consideration transferred in the HintMD Acquisition:

(in thousands)	July 23, 2020
Fair value of Revance common stock issued to HintMD stockholders (1)	$182,294
Fair value of Revance assumed stock option awards attributable to pre-combination service (2)	5,810
Cash consideration (3)	1,483
Total consideration transferred	$189,587

(1)Represents the fair value of equity consideration issued to HintMD shareholders, consisting of approximately 7,757,356 shares (excluding assumed HintMD stock options to purchase an aggregate of 801,600 shares of our common stock), at $23.50 per share (the closing price of shares of our common stock on July 23, 2020), and adjusted for estimated net debt and working capital amounts.
(2)Represents stock option awards held by HintMD employees prior to the acquisition date that have been assumed and converted into our stock-based awards. The portion of the stock option awards related to services performed by employees prior to the acquisition date is included within the consideration transferred.
(3)Represents certain HintMD pre-acquisition liabilities paid by Revance.
The HintMD Acquisition has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed in certain tax-related areas has not yet been finalized as of September 30, 2020. As a result, we recorded preliminary estimates for the

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
fair value of certain tax-related assets and liabilities as of the acquisition date. We retained the use of certified valuation specialists to assist with assigning estimated fair values to certain acquired assets. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, and income taxes among other items. The completion of the valuation will occur on or before July 22, 2021.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed:

(in thousands)	July 23, 2020
Cash and cash equivalents	$665
Accounts and other receivable	93
Prepaid expenses and other current assets	206
Property and equipment	77
Intangible assets	46,200
Total assets acquired	47,241
Accounts payable	(53)
Accruals and other current liabilities	(2,106)
Total liabilities assumed	(2,159)
Total identifiable net assets	45,082
Goodwill (1)	144,505
Total fair value of assets acquired and liabilities assumed	$189,587

(1)Goodwill with a provisionally assigned value of $144.5 million represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The preliminary goodwill recognized is attributable to the assembled workforce of HintMD and the anticipated synergies and cost savings expected to be achieved from the operations of the combined company. None of the goodwill resulting from the acquisition is deductible for tax purposes and all of the goodwill acquired was assigned to the Service reporting unit.

The following table summarizes the intangible assets acquired in the HintMD Acquisition as of July 23, 2020:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$19,600	6
In-process research and development (1)	16,200	N/A
Customer relationships	10,300	4
Tradename	100	1
Total intangible assets acquired	$46,200

(1)In-process research and development relates to the research and development of payment facilitator technology to facilitate the processing of customer payments. The in-process research and development was valued utilizing the multi-period excess earnings method and was determined to have no defined life based on the current stage of development of the research projects of HintMD on July 23, 2020. No amortization expense has been recorded since July 23, 2020 as the assets have not yet been completed and placed into service. Upon completion of the associated research and development activities, the asset’s useful life will be determined. Prior to completion of these research and development activities, the intangible assets will be subject to annual impairment tests, or more frequent tests in the event of any impairment indicators occurring. These impairment tests require significant judgment regarding the status of the research activities, the potential for future revenues to be derived from any products that may result from those activities, and other factors.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Transaction Costs
For the three and the nine months ended September 30, 2020, transaction costs for the HintMD Acquisition were $0.3 million and $3.9 million, respectively. These costs were associated with legal and professional services and recorded in selling, general and administrative expense in our condensed consolidated statements of operations and comprehensive loss.
Financial Results
Since the acquisition date of July 23, 2020, HintMD contributed $0.2 million of the consolidated net revenue for the three months ended September 30, 2020, which are included in our condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2020, HintMD also contributed loss from operations of $2.8 million, which excluded unallocated corporate and other expenses as defined in Note 15.
Supplemental Pro Forma Information
The following supplemental unaudited pro forma financial information presents the combined results of operations for each of the periods presented, as if the HintMD Acquisition occurred on January 1, 2019. The pro forma financial information is presented for illustrative purposes only, based on currently available information and certain estimates and assumptions we believe are reasonable under the circumstances, and is not necessarily indicative of future results of operations or the results that would have been reported if the HintMD Acquisition had been completed on January 1, 2019. These results were not used as a part of our analysis of the financial results and performance of the business. These results are adjusted and do not include any anticipated synergies or other expected benefits of the acquisition.
The supplemental unaudited pro forma financial information for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total revenue	$3,863	$410	$4,633	$1,336
Net loss	$(81,946)	$(47,558)	$(215,250)	$(135,334)

Significant non-recurring pro forma adjustments include the following:
•Transaction costs of $3.9 million were assumed to have been incurred on January 1, 2019 and were recognized as if incurred in the first quarter of 2019.
•Share-based compensation expense of $1.3 million was assumed to have been incurred on January 1, 2019 and was recognized as if incurred in the first quarter of 2019. Such share-based compensation was related to stock awards held by HintMD employees prior to July 23, 2020 that have been assumed and converted into our stock awards.

4. Cash Equivalents and Short-term Investments
Our cash equivalents and short-term investments consist of money market funds, U.S. treasury securities, U.S. government agency obligations, commercial paper, and overnight repurchase agreements which are classified as available-for-sale securities.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The following table is a summary of amortized cost, unrealized gains and losses, and fair value of our cash equivalents and short-term investments:

	September 30, 2020		December 31, 2019
				Unrealized
in thousands	Cost	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$329,047	$329,047	$136,258	$—	$—	$136,258
Commercial paper	96,392	96,392	77,082	—	—	77,082
U.S. government agency obligations	—	—	5,993	2	(5)	5,990
U.S. treasury securities	—	—	48,349	6	—	48,355
Overnight repurchase agreements	—	—	15,001	—	—	15,001
Total cash equivalents and available-for-sale securities	$425,439	$425,439	$282,683	$8	$(5)	$282,686

Classified as:
Cash equivalents		$329,047				$163,731
Short-term investments		96,392				118,955
Total cash equivalents and available-for-sale securities		$425,439				$282,686
As of September 30, 2020 and December 31, 2019, we had no other-than-temporary impairments on our available-for-sale securities, and the contractual maturities of the available-for-sale securities are less than one-year.

5. Filler Distribution Agreement
In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane SA (“Teoxane”), pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® (“RHA®”) Collection of dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to (i) RHA® 2, RHA® 3 and RHA® 4 which have been approved by the U.S. Food and Drug Administration (the “FDA”) for the correction of moderate to severe dynamic facial wrinkles and folds in the currently approved indications, (ii) RHA® 1, which is currently in the premarket approval (“PMA”) application process for the treatment of perioral rhytids, and (iii) future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® Collection of dermal fillers”) in the U.S. and U.S. territories and possessions. The Teoxane Agreement will be effective for a term of ten years upon product launch and may be extended for two years upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations and certain minimum expenditure requirements, which are discussed in Note 14.
If Teoxane pursues regulatory approval for RHA® Collection of dermal fillers for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We will also have a right of first negotiation with respect to any cosmeceutical products that Teoxane wishes to distribute in the U.S, and Teoxane will have a right of first negotiation in connection with the distribution of DaxibotulinumtoxinA for Injection for aesthetic use outside the U.S. and U.S. territories where Teoxane has an affiliate.
The Teoxane Agreement is accounted for as an asset acquisition for the distribution rights of various approved and unapproved products and indications. The aggregate purchase consideration for the distribution rights is $43.5 million, consisting of the fair value of the 2,500,000 shares transferred to Teoxane and transaction costs. The purchase consideration is allocated to the underlying groups of approved and unapproved products based on their relative fair values, of which $11.2 million is allocated to certain unapproved products and future innovations, or in-process research and development assets, and is recognized as research and development expense on the condensed consolidated statements of operations and

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
comprehensive loss. The remaining purchase consideration is allocated to the currently approved products and indications, and is recognized as an intangible asset on the condensed consolidated balance sheets. The distribution rights to approved products and indications are amortized over approximately 4 years commenced upon the first delivery of the RHA® Collection of dermal fillers products from Teoxane in June 2020. Refer to Note 6 for further details.

6. Intangible Assets
The following table sets forth the intangible assets and the remaining useful lives for the intangible assets:

	September 30, 2020
(in thousands, except for in years)	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	3.7	$32,334	$(2,695)	$29,639
Developed technology	5.8	19,600	(544)	19,056
In-process research and development	N/A	16,200	N/A	16,200
Customer relationships	3.8	10,300	(429)	9,871
Tradename	0.8	100	(17)	83
Total intangible assets		$78,534	$(3,685)	$74,849

For the three and nine months ended September 30, 2020, the aggregate amortization expense of intangible assets was $3.0 million and $3.7 million, respectively. No amortization expense of the intangible assets was recorded for the three and nine months ended September 30, 2019.
Based on the amount of intangible assets subject to amortization as of September 30, 2020, the estimated amortization expense for each of the next five fiscal years and thereafter was as follows:

Year Ending December 31,	(in thousands)
2020 remaining three months	$3,506
2021	13,983
2022	13,925
2023	13,925
2024	8,137
2025 and thereafter	5,173
Total	$58,649

7. Inventories
As of September 30, 2020, our inventories of $4.0 million consisted of only finished goods, which are the purchased RHA® Collection of dermal fillers from Teoxane.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
8. Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Accruals related to:
Compensation	$18,470	$7,933
General and professional services	8,399	4,751
Clinical trials	5,046	4,746
Inventories	1,725	—
Other current liabilities	3,019	206
Nonrecurring milestone payment	1,000	1,000
Total accruals and other current liabilities	$37,659	$18,636

We reclassified categories of accruals for balances as of December 31, 2019 to make comparable with balances as of September 30, 2020. Therefore, the balances as of December 31, 2019 are different from the balances reflected in Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to Consolidated Financial Statements—Note 7. Balance Sheet Components of our Annual Report on Form 10-K for the year ended December 31, 2019.

9. Derivative Liability
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
As of September 30, 2020, the fair value of the derivative liability was $3.2 million, which was measured using a term of 0.2 years based on expected BLA approval in 2020, a risk-free rate of 0.1% and a credit risk adjustment of 7.5%. As of December 31, 2019, the fair value of the derivative liability was $3.0 million, which was measured using a term of 0.9 years based on expected BLA approval in 2020, a risk-free rate of 1.6% and a credit risk adjustment of 7.5%.

10. Leases
We have non-cancelable operating leases for facilities related to research, manufacturing, and administrative functions, and equipment operating leases. As of September 30, 2020, the weighted average remaining lease term is 6.2 years. The monthly payments for the facility leases escalate over the facility lease terms with the exception of a decrease in payments at the beginning of 2022. We have options to extend the facility operating leases for up to 14.0 years. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
The operating lease costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	1,460	$1,425	$4,310	$4,193
Variable lease cost (1)	282	298	631	886
Total operating lease costs	1,742	$1,723	$4,941	$5,079
(1)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As of September 30, 2020, maturities of our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2020 remaining three months	$1,719
2021	7,073
2022	5,600
2023	5,697
2024	5,877
2025 and thereafter	12,532
Total operating lease payments	38,498
Less imputed interest (1)	(11,005)
Present value of operating lease payments	$27,493
(1)Our lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of 11.9%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.
As of September 30, 2020, we have a non-cancelable operating lease for office space that has not yet commenced and is not included above. The total undiscounted lease payments are $6.3 million. The operating lease will commence in the fourth quarter of 2020 with the lease term ending in 2027.
Supplemental cash flow information related to the operating leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5,071	$4,704
Right-of-use assets obtained in exchange for operating lease liabilities	$723	$3,890

11. Convertible Senior Notes
On February 14, 2020, we issued $287.5 million aggregate principle amount of convertible senior notes that are due in 2027 (the “2027 Notes”) pursuant to an indenture, dated February 14, 2020, between Revance and U.S. Bank National Association, as trustee (the “Indenture”). The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. A portion of the net proceeds from the 2027 Notes were used to purchase the capped call transactions described below and the remainder will be used to fund expenses associated with commercial launch activities for both the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection for glabellar lines, research and development, and other corporate activities.

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
Total transaction costs for the issuance of the 2027 Notes were $9.2 million, consisting of the initial purchasers’ discount, commissions, and other issuance costs. We allocated the total transaction costs proportionally to the liability and equity components. The transaction costs attributed to the liability component were $5.6 million, which were recorded as debt issuance costs (presented as contra debt in our condensed consolidated balance sheets) and are amortized to interest expense in the condensed consolidated statements of operations and comprehensive loss over the term of the 2027 Notes. The transaction costs attributed to the equity component were $3.6 million, which were included in additional paid-in capital.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Interest expense relating to the 2027 Notes in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2020
Contractual interest expense	$1,258	$3,159
Amortization of debt discount (1)	2,976	7,346
Amortization of debt issuance costs (2)	96	230
Total interest expense	$4,330	$10,735
(1)The effective interest rate on the liability component of the 2027 Notes was 9.5% for the three and nine months ended September 30, 2020, which remained unchanged from the issuance date. As of September 30, 2020, the unamortized debt discount was $104.7 million and will be amortized over 6.4 years.
(2)As of September 30, 2020, the unamortized debt issuance cost for the 2027 Notes was $5.4 million on the condensed consolidated balance sheets.
As of September 30, 2020, the convertible senior notes on the condensed consolidated balance sheets represented the carrying amount of the liability component of the 2027 Notes, net of unamortized debt discounts and debt issuance costs, which are summarized as follows:

(in thousands)	September 30, 2020
2027 Notes	$287,500
Less: Unamortized debt discount and debt issuance costs	(110,123)
Carrying amount of 2027 Notes	$177,377
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of September 30, 2020, we had not purchased any shares under the capped call transactions.

12. Stockholders’ Equity and Stock-based Compensation
Common Stock Warrants
As of December 31, 2019, warrants to purchase 34,113 shares of common stock were outstanding at an exercise price of $14.95 per share. In February 2020, the warrants to purchase 34,113 shares of common stock were net exercised for 11,134 shares of common stock. As of September 30, 2020, no common stock warrants were outstanding.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Equity Compensation Plans
2014 Equity Incentive Plan (the “2014 EIP”)
On January 1, 2020, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 2,094,989 shares. For the nine months ended September 30, 2020, 1,037,675 stock options and 1,876,025 restricted stock awards, including 215,000 performance stock awards, were granted. As of September 30, 2020, 350,937 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
On July 23, 2020, the number of shares of common stock reserved for issuance under the 2014 IN increased by 1,089,400 shares. For the nine months ended September 30, 2020, 807,996 restricted stock awards were granted. As of September 30, 2020, 535,847 shares were available for issuance under the 2014 IN.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2020, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of September 30, 2020, 1,655,344 shares were available for issuance under the 2014 ESPP.
HintMD Plan
On July 23, 2020, in connection with the HintMD Acquisition and based on the HintMD Merger Agreement (Note 3), we registered 1,260,946 shares under the HintMD Plan. For the nine months ended September 30, 2020, options to purchase 801,600 shares of our common stock were granted under the HintMD Plan, which represented the converted stock options assumed pursuant to the HintMD Merger Agreement, and 47,367 restricted stock awards were granted under the HintMD Plan. The post-combination incremental stock-based compensation was $10.0 million. As of September 30, 2020, 418,261 shares were available for issuance under the HintMD Plan.
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
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	September 30,
	2020	2019
Convertible senior notes	8,878,938	—
Outstanding common stock options	5,783,695	4,402,244
Unvested restricted stock awards and performance stock awards	3,731,088	788,125
Shares of common stock expected to be purchased on December 31st under the 2014 ESPP	47,074	45,123
Outstanding common stock warrants	—	34,113

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
At-The-Market Offering
We are party to a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (the “2018 ATM Agreement”), under which we may offer and sell common stock having aggregate proceeds of up to $125.0 million through Cantor Fitzgerald as our sales agent. Under the 2018 ATM Agreement, sales of common stock through Cantor Fitzgerald will be made by means of ordinary brokers’ transactions on the Nasdaq or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Cantor Fitzgerald. From time to time, Cantor Fitzgerald may sell the common stock based upon our instructions, and we will pay a commission to Cantor Fitzgerald of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald. For the nine months ended September 30, 2020, no common stock was sold under the 2018 ATM Agreement.
Stock-based Compensation
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2,982	$2,106	$8,008	$6,438
Selling, general and administrative	7,695	2,197	16,566	6,444
Total stock-based compensation	$10,677	$4,303	$24,574	$12,882

13. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	September 30, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$329,047	$329,047	$—	$—
Commercial paper	96,392	—	96,392	—
Total assets measured at fair value	$425,439	$329,047	$96,392	$—

Liabilities
Derivative liability	$3,163	$—	$—	$3,163
Total liabilities measured at fair value	$3,163	$—	$—	$3,163

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
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2019	$2,952
Change in fair value	211
Fair value as of September 30, 2020	$3,163
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
The fair value of the 2027 Notes (Note 11) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We carry 2027 Notes at face value less unamortized debt discount and issuance costs on our condensed consolidated balance sheets and present the fair value for disclosure purposes only. As of September 30, 2020, the fair value of the 2027 Notes was $305.3 million.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
14. Commitments and Contingencies
Teoxane Agreement
We are parties to the Teoxane Agreement (Note 5), which will be effective for a term of ten years upon product launch and may be extended for two years upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
Other Purchase Commitments
We are parties to a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“Aji”) (the “Aji Services Agreement”), under which Aji provides us a contract development and manufacturing organization, which allows us to have expanded capacity and a second source for drug product manufacturing in order to support a global launch of DaxibotulinumtoxinA for Injection. The initial term of the Aji Services Agreement expires in 2024, unless terminated sooner by either company and we have minimum purchase obligations based on our production forecasts.
Other Contingencies
We are obligated to pay a $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”), when a certain regulatory milestone is achieved. As of September 30, 2020, the milestone had not been achieved. We are also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
We entered into an asset purchase agreement (the “BTRX Purchase Agreement”) with Botulinum Toxin Research Associates, Inc. (“BTRX”), under which we are obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events. As of September 30, 2020, a one-time intellectual property development milestone liability of $1.0 million has been recorded in accruals on our condensed consolidated balance sheets.
We entered into an agreement with BioSentinel, Inc. (“BioSentinel”), under which we in-license BioSentinel’s technology and expertise for research, development and manufacturing purposes. We are obligated to pay BioSentinel minimum quarterly use fees and a one-time milestone payment of $0.3 million when a certain regulatory approval is achieved. As of September 30, 2020, the milestone has not been achieved.
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
We have indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
misconduct of the individual.
For the nine months ended September 30, 2020, no amounts associated with the indemnification agreements have been recorded.

15. Segment Information
Reportable Segments
We report segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
As a result of the HintMD Acquisition in July 2020, we now have two reportable segments: the Product Segment and the Service Segment. Each reportable segment represents a component, or an operating segment, for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker (CODM) in determining resource allocations and performance evaluation. We also considered whether the identified operating segments should be further aggregated based on factors including economic characteristics, the nature of products and services, production processes, customer base, distribution methods, and regulatory environment; however, no such aggregation was made due to dissimilarity of the operating segments.
Product Segment
Our Product Segment refers to the business that includes the research and development of innovative aesthetic and therapeutic products, including DaxibotulinumtoxinA for Injection for various indications, the U.S. distribution of the RHA® Collection of dermal fillers, and the biosimilar program to BOTOX® in partnership with Mylan. Both product and collaboration revenues and related expenses are included in Product Segment.
Service Segment
Our Service Segment refers to the business of payment facilitation, integrated smart payment, subscription and other digital services through our HintMD fintech platform.
Corporate and other include operating expense related to general and administrative expenses, depreciation and amortization, stock-based compensation, and in-process research and development that are not used in evaluating the results of, or in allocating resources to, our segments. There was no inter-segment revenue for the three and nine months ended September 30, 2020 and 2019. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue:
Product Segment	$3,627	$46	$3,984	$324
Service Segment*	208	—	208	—
Total revenue	$3,835	$46	$4,192	$324
* Revenue from Service Segment represents the period from July 23, 2020 (HintMD Acquisition completion date) to September 30, 2020.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Loss from operations:
Product Segment	$(46,243)	$(29,597)	$(115,649)	$(79,511)
Service Segment*	(2,813)	—	(2,813)	—
Corporate and other expenses	(28,072)	(12,943)	(76,731)	(38,778)
Total loss from operations	$(77,128)	$(42,540)	$(195,193)	$(118,289)
* Loss from operations of Service Segment represents the period from July 23, 2020 (HintMD Acquisition completion date) to September 30, 2020.

We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on this Form 10-Q and in conjunction with our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2019. This Quarterly Report on Form 10-Q and the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:
•our expectations regarding the results, timing, costs and completion of our research and development programs and regulatory approvals, regulatory fillings of our current or future product candidates, including our anticipated PDUFA target action date for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines;
•the impact of the COVID-19 pandemic on the timing of regulatory approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, our manufacturing operations, supply chain, end user demand for our products, commercialization efforts, business operations, clinical trials and other aspects of our business;
•our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection, biosimilar or any future product candidates, if approved, including through any third-party manufacturers, and to develop, validate and maintain a commercially viable manufacturing process, as well as our ability to acquire supplies of RHA® Collection of dermal fillers from Teoxane;
•the uncertain clinical development process, including the risk that clinical trials may not have an effective design or generate positive results, or that positive results would assure regulatory approval or commercial success of our product candidates;
•our ability to obtain regulatory approval of our product candidates;
•whether the HintMD Acquisition and the Teoxane Agreement will provide the anticipated economic and other benefits, including our ability to realize anticipated synergies and successfully commercialize the products;
•the rate and degree of commercial acceptance, potential market size, opportunity and growth potential of Teoxane’s RHA® Collection of dermal fillers and the HintMD payments platform, and any other product candidates if approved for commercial use;
•our ability to successfully commercialize the RHA® Collection of dermal fillers and our ability to commercialize our product candidates, if approved, and the timing and cost of commercialization activities;
•our ability to build our own sales and marketing capabilities, or seek collaborative partners, including distributors, to commercialize our product candidates, if approved;
•the status of commercial collaborations, including collaboration agreement with Mylan and Fosun;
•changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards;

•our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies, including the successful integration of HintMD;
•the potential impact on our operating margin from the HintMD Acquisition;
•competitive pressures in the markets in which Revance operates;
•our ability to obtain funding for our operations;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology, and to avoid third-party patent interference or intellectual property infringement claims;
•our financial performance, including future revenue, expenses and capital requirements; and
•the cost and our ability to successfully defend ourselves if product liability lawsuits are brought against us.
We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances described in this Form 10-Q and the documents incorporated by reference herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements contained or incorporated by reference in this Form 10-Q and the documents incorporated by reference herein.
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
You should read this Form 10-Q, together with the information incorporated herein by reference, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
Revance Therapeutics, Inc. is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing U.S. regulatory approval in 2020. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in three therapeutic indications - cervical dystonia, adult upper limb spasticity and plantar fasciitis. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to the RHA® Collection of dermal fillers, the first and only range of FDA-approved fillers for correction of dynamic facial wrinkles and folds, and the HintMD fintech platform, which includes integrated smart payment, subscription and loyalty digital services. We have also partnered with Mylan N.V. to develop a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
Impact of the COVID-19 Pandemic on Our Operations
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The health and safety of the Revance team, their families and our communities remains our top priority. In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. We have continued to monitor the situation and have gradually resumed essential on-site corporate operations. We have adopted remote working tools to minimize the disruption to the achievement of our goals and objectives for employees whose job duties do not require physical presence to complete their work. Certain manufacturing, quality and laboratory-based employees have continued to work onsite, and certain employees with customer-facing roles are onsite for training and interfacing in-person with customers in connection with the recent product launch of the RHA® Collection of dermal fillers. If the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations, which could disrupt our clinical trials and sales activities.
The COVID-19 pandemic has and may continue to negatively affect our supply chain, end user demand for our products, our ability to obtain approval of product candidates from the FDA or other regulatory authorities and our commercialization activities. For instance, the product supply of the RHA® Collection of dermal fillers was delayed by distribution partner Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of RHA® Collection of dermal fillers to us in June 2020.
As a result, our initial product launch of the RHA® 2, 3 and 4 Collection of dermal fillers was delayed by one quarter to September 2020. In addition, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. We have taken measured steps to build sufficient level of inventory to help mitigate potential future supply chain disruptions.
Our clinical trials may also be affected by the COVID-19 pandemic. The COVID-19 pandemic may delay enrollment in and the progress of our current and future clinical trials. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing. In June 2020, we announced the decision to end screening and complete the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We plan to complete the Phase 2 study in the first quarter of 2021 with 83 subjects.
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our manufacturing operations, supply chain, end user demand for our products, commercialization efforts, business operations, clinical trials and other aspects of our business, the healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and results of operations.
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
DaxibotulinumtoxinA for Injection - Aesthetics
Glabellar lines. In December 2018, we announced topline results for the SAKURA 3 open-label, long-term safety study. DaxibotulinumtoxinA for Injection appeared to be generally well-tolerated with no new tolerability or safety concerns reported. We submitted the BLA in November 2019. The FDA accepted the BLA on February 5, 2020, and the Prescription Drug User Fee Act (“PDUFA”) target action date is November 25, 2020. If the BLA is approved on or by the target action date, we plan to initiate commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020. However, the FDA has not scheduled a manufacturing site inspection related to the company’s BLA for DaxibotulinumtoxinA for Injection in the treatment of moderate to severe glabellar (frown) lines. The FDA has indicated that an inspection of the Newark, California manufacturing site will be required prior to the BLA approval. We continue to work proactively with the FDA to secure an inspection at the earliest possible time. Currently, however, the FDA is still subject to restrictions on travel related to the COVID-19 pandemic, therefor there may be delays.
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
Upper Facial Lines. In December 2019, we initiated a new multicenter, open-label Phase 2 trial for treatment of the upper facial lines -- glabellar (frown), lateral canthal (crow’s feet), and forehead lines combined -- to understand the safety and efficacy, including potential dosing and injection patterns, of DaxibotulinumtoxinA for Injection, covering the upper facial lines. This trial is in addition to the open-label Phase 2 clinical trials that we completed and reported in June 2020. Interim Week 4 data from the Phase 2a studies in forehead lines and crow’s feet were used in the final design of this current upper facial lines Phase 2 study to optimize dosing and injection patterns. We completed enrollment in the first quarter of 2020 with all subjects dosed and expect to release topline results in the December of 2020.
DaxibotulinumtoxinA for Injection - Therapeutics
Cervical dystonia (ASPEN). The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults including a randomized, double-blind, placebo-controlled, parallel group trial (ASPEN-1), and an open-label, long-term safety trial (ASPEN-OLS).

In October 2020, we announced the positive topline results from the ASPEN-1 trial. This pivotal study enrolled a total of 301 subjects at 60 sites in the U.S., Canada and Europe. Subjects were randomized 3:3:1 to receive a single treatment of either 125 Units or 250 Units of DaxibotulinumtoxinA for Injection, or placebo and were followed for up to 36 weeks. The drug appeared to be generally safe and well-tolerated at both doses. The study met its primary efficacy endpoint at both doses, demonstrating a clinically meaningful improvement in the signs and symptoms of cervical dystonia at the average of Weeks 4 and 6. Compared to placebo, subjects treated with either 125 Units or 250 Units showed a statistically significant greater change from baseline as measured on the Toronto Western Spasmodic Torticollis Rating Scale (TWSTRS) Total Score. Median duration of effect was 24.0 and 20.3 weeks, for the 125 Unit and 250 Unit dose groups respectively, based on the median time to loss of 80% of the peak treatment effect. There were no serious treatment-related adverse events and no dose-dependent increase in adverse events was observed. Treatment-related adverse events were generally transient and mild to moderate in severity, with one case of neck pain reported as severe, which resolved two days after onset. The three most common treatment-related adverse events were (for 125 Units and 250 Units, respectively): injection site pain (7.9%, 4.7%), headache (4.7%, 4.7%), and injection site erythema (4.7%, 2.3%). The incidence of dysphagia (difficulty swallowing) and muscle weakness, which are considered adverse events of particular interest with botulinum toxin treatments for cervical dystonia, was low (for 125 Units and 250 Units, respectively): dysphagia (1.6%, 3.9%) and muscular weakness (4.7%, 2.3%).
We completed the enrollment for ASPEN-OLS with a total of 354 subjects and expect to release topline results in 2021. DaxibotulinumtoxinA for Injection for cervical dystonia is expected to be our first therapeutic indication of which we are aiming for regulatory approval in 2023.

Adult upper limb spasticity (JUNIPER). In December 2018, we initiated a Phase 2 trial for the treatment of adult upper limb spasticity (JUNIPER). This is a randomized, double-blind, placebo-controlled, parallel group, dose-ranging trial to evaluate the efficacy and safety of DaxibotulinumtoxinA for Injection for the treatment of upper limb spasticity in adults after stroke or traumatic brain injury. Enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during the time of required social distancing related to the COVID-19 pandemic. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We plan to complete the Phase 2 study in the first quarter of 2021 with 83 subjects enrolled. We believe that truncating the Phase 2 trial enrollment in June could potentially allow them to move into the pivotal Phase 3 upper limb spasticity trials earlier than originally planned, while also avoiding patient enrollment during this challenging time. We expect to announce topline data from the JUNIPER Phase 2 trial in first quarter of 2021.

Plantar fasciitis. In December 2018, we initiated a Phase 2 prospective, randomized, double-blind, multi-center, placebo-controlled study to evaluate the safety and efficacy of two doses of DaxibotulinumtoxinA for Injection in reducing the signs and symptoms of plantar fasciitis, a painful affliction caused by inflammation of the ligament running along the bottom of the foot (the plantar fascia). We released topline results in November 2020. The study’s primary efficacy endpoint was the change from baseline on the 10-point Numeric Pain Rating Scale (NPRS) score averaged over five days at Week 8. In the trial, both doses of DaxibotulinumtoxinA for Injection resulted in significant measurable pain relief after treatment that was numerically greater than placebo. However, neither dose met the primary efficacy endpoint of statistically significant improvement from baseline in the NPRS for foot pain at Week 8, compared to placebo. Subjects treated with DaxibotulinumtoxinA for Injection showed an average reduction from baseline of 3.29 on the NPRS (a 54.6% reduction) at 80U (p=0.2135 vs. placebo) and 3.25 on the NPRS (a 50.1% reduction) at 120U (p=0.2205 vs. placebo, p=0.9207 vs. 80U), compared to placebo subjects at 2.75 on the NPRS (a 45.1% reduction). DaxibotulinumtoxinA for Injection was found to be safe and well-tolerated at both doses through Week 24. There were no serious treatment-related adverse events and no dose dependent increase in adverse events was observed. Treatment-related adverse events were generally transient and mild to moderate in severity.
Migraine. As part of our 2020 planning process, we decided to adjust the initiation of migraine clinical trials this year and will re-evaluate the timing next year as part of our 2021 planning cycle.
HintMD Acquisition
On July 23, 2020, we completed our previously announced HintMD Acquisition, pursuant to the HintMD Merger Agreement. Upon completion of the HintMD Acquisition, each share of capital stock of HintMD that was issued and outstanding immediately prior to July 23, 2020 was automatically cancelled and converted into the right to receive approximately 0.3235 shares of our common stock. In addition, outstanding and unexercised options to purchase shares of HintMD common stock immediately prior to July 23, 2020 under the HintMD Plan, excluding stock options held by former employees or former service providers of HintMD, whether or not vested, were converted based on the conversion ratio defined in the HintMD Merger Agreement into options to purchase shares of our common stock, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the HintMD Acquisition. The total number of shares of our common stock issued as consideration for the HintMD Acquisition was 8,572,213, including (i) 683,200 shares of our common stock which will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the HintMD Merger Agreement and (ii) converted options to purchase an aggregate of 801,600 shares of our common stock.
Upon the close of the HintMD Acquisition, we onboarded almost 80 employees into our workforce. Certain business integration projects remain ongoing.

Teoxane’s Resilient Hyaluronic Acid®(RHA®) Technology and Launch
In January 2020, we entered into the Teoxane Agreement with Teoxane, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s RHA® Collection of dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to (i) RHA® 2, RHA® 3 and RHA® 4 which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds, including RHA® 2, RHA® 3 and RHA® 4 in the currently approved indications, (ii) RHA® 1, which is currently in clinical trials for the treatment of perioral rhytids and is anticipated to be approved by the FDA in 2021, and (iii) future hyaluronic acid filler advancements and products by Teoxane in the U.S. and U.S. territories and possessions. The Teoxane Agreement will be effective for a term of ten years upon the mutual agreement of the parties with an option to extend for two additional years. We are required to meet certain minimum purchase obligations during each year of the term and are also required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
In August 2020, we concluded the RHA® Collection PrevU program for select practices. In September 2020, we launched the RHA® Collection of dermal fillers through our field sales team of approximately 100 members. For the three and nine months ended September 30, 2020, we recognized $2.8 million and $2.9 million, respectively, in revenue and $1.1 million for cost of product revenue (exclusive of amortization) from the launch of the RHA® Collection of dermal fillers.
Mylan and OnabotulinumtoxinA Biosimilar
Mylan provided us with written notice of its Continuation Decision in May 2020 and paid us a $30 million milestone payment in connection with the Continuation Decision. We began the continuation phase of the biosimilar program and are moving forward with characterization and product development work, followed by an anticipated filing of an Investigational New Drug Application (“IND”) application with the FDA in 2022.

Results of Operations
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Product revenue	$2,819	$—	N/M	$2,868	$—	N/M
Collaboration revenue	808	46	1657%	1,116	324	244%
Service revenue	208	—	N/M	208	—	N/M
Total revenue	$3,835	$46	8237%	$4,192	$324	1,194%
N/M - Percentage not meaningful
Product Revenue
We generate product revenue from the sale of the RHA® Collection of dermal fillers, with the initial sale in June 2020 and formal launch in September 2020. We had not generated any product revenue prior to the initial sale.
Collaboration Revenue
For the three and nine months ended September 30, 2020, our collaboration revenue increased compared to the same periods in 2019 due to the recognition of increased costs associated with additional development activities in connection with the Mylan Collaboration.

Service Revenue
Our service revenue is generated from the HintMD fintech platform that provides integrated smart payment, subscription and loyalty digital services to medical aesthetic practitioners. We completed the HintMD Acquisition in July 2020.
Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating expenses:
Cost of product revenue (exclusive of amortization)	$1,081	$—	$1,102	$—
Cost of service revenue (exclusive of amortization)	4	—	4	—
Research and development	29,130	25,847	96,027	75,368
Selling, general and administrative	48,183	16,739	99,013	43,245
Amortization	2,565	—	3,239	—
Total operating expenses	$80,963	$42,586	$199,385	$118,613

Our operating expenses consist of costs of goods sold and cost of service revenue (exclusive of amortization), research and development expenses, selling, general and administrative expenses, and amortization. The largest component of our operating expenses is our personnel costs including stock-based compensation. We expect our operating expenses to increase in the near term as we began to commercialize the Teoxane RHA® Collection of dermal fillers in the U.S. in September 2020, if the BLA is approved on or before the PDUFA target action date and DaxibotulinumtoxinA for Injection for treatment of glabellar lines is launched during the fourth quarter of 2020, or if we initiate and complete additional clinical trials and associated programs related to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia, plantar fasciitis, adult upper limb spasticity, and any future new indications, and our biosimilar product candidate.
Costs of Product Revenue and Cost of Service Revenue (exclusive of amortization)
The costs of product revenue (exclusive of amortization) consists of the cost of inventory and expensed related to the distribution of RHA® Collection of dermal fillers, which were delivered to our customers at the end of the second quarter of 2020. The cost of service revenue (exclusive of amortization) consists of expenses related to providing certain HintMD fintech platform services, which were incurred following acquisition. We did not incur costs of product revenue until the first delivery of the RHA® Collection of dermal fillers in the second quarter of 2020, and we did not incur cost of service revenue until the HintMD Acquisition in July 2020 when we began to provide the HintMD fintech platform services.

Research and Development Expenses
In the Product Segment, we have been developing DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, and our biosimilar product candidates and have typically shared our employees, consultants and infrastructure resources across all product candidate programs. We believe that the strict allocation of costs by product candidate would not be meaningful, therefore, we generally do not track these costs by product candidates. In the Service Segment, our R&D team is dedicated to introducing new functionalities and features for our existing and next-generation HintMD fintech platform service offerings to improve the experience of our medical aesthetics practitioner customers.
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
•expenses related to license fees, milestone payments, and development efforts under in-licensing agreements;
•expenses related to compliance with drug development regulatory requirements in the U.S., the European Union and other foreign jurisdictions;
•expenses related to product development to introduce potential new features or functionalities of our proprietary HintMD fintech platform and services;
•depreciation and other allocated expenses; and
•charges from asset acquisition related to in-process research and development.
Our research and development expenses are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, in our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect to maintain our research and development efforts as we continue our clinical development of DaxibotulinumtoxinA for Injection for the treatment of facial wrinkles and other therapeutic indications, such as cervical dystonia, plantar fasciitis, adult upper limb spasticity, any future new indications, our biosimilar product candidate, product development related to our HintMD fintech platform, or if the FDA requires us to conduct additional clinical trials for approval.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.

Our research and development expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Clinical and regulatory	$12,637	$13,050	(3)%	$40,156	$38,108	5%
Manufacturing and quality	9,148	7,775	18%	26,559	22,079	20%
In-process research and development	—	—	—%	11,184	—	N/M
Other research and development expenses	3,822	2,424	58%	8,579	7,218	19%
Stock-based compensation	2,982	2,106	42%	8,008	6,438	24%
Depreciation and amortization	541	492	10%	1,541	1,525	1%
Total research and development expenses	$29,130	$25,847	13%	$96,027	$75,368	27%
N/M - Percentage not meaningful
Clinical and regulatory
Clinical and regulatory expenses include costs related to personnel, external clinical sites for clinical trials, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the development of DaxibotulinumtoxinA for Injection as well as payments associated with an in-licensing agreement. For the three months ended September 30, 2020 and 2019, clinical and regulatory costs totaled $12.6 million, or 43%, and $13.1 million, or 50%, respectively, of the total research and development expenses for the respective periods. For the nine months ended September 30, 2020 and 2019, clinical and regulatory costs totaled $40.2 million, or 42%, and $38.1 million, or 51%, respectively, of the total research and development expenses for the respective periods.
For the three months ended September 30, 2020, clinical and regulatory expenses decreased by $0.4 million, or 3%, compared to the same period in 2019. This decrease is primarily associated with the our regulatory effort and cost of professional services to support the DaxibotulinumtoxinA for Injection biologics license application (BLA) in the prior year.
For the nine months ended September 30, 2020, clinical and regulatory expenses increased $2.0 million, or 5%, compared to the same period in 2019. This increase is primarily due to hiring additional personnel and third-party services to support new and ongoing clinical trials and investments associated with future innovations in the RHA® Collection. We expect our clinical and regulatory expenses to be consistent in the near term as we initiate and complete clinical trials and other associated programs related to DaxibotulinumtoxinA for Injection for the treatment forehead lines, lateral canthal lines, cervical dystonia, plantar fasciitis, and adult upper limb spasticity.
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug products used in our research and development of DaxibotulinumtoxinA for Injection. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our products to support quality control and assurance activities. These expenses do not include clinical expenses associated with the development of DaxibotulinumtoxinA for Injection. For the three months ended September 30, 2020 and 2019, manufacturing and quality expenses were $9.1 million, or 31%, and $7.8 million, or 30%, respectively, of the total research and development expenses for the respective periods. For the nine months ended September 30, 2020 and 2019, manufacturing and quality expenses were $26.6 million, or 28%, and $22.1 million, or 29%, respectively, of the total research and development expenses for the respective periods.
For the three and nine months ended September 30, 2020, manufacturing and quality expenses increased by $1.4 million, or 18%, and $4.5 million, or 20%, compared to the same periods in 2019, primarily due to increased expenses related to manufacturing and quality activities, and hiring additional personnel in anticipation and support of the potential FDA inspections and the approval process of DaxibotulinumtoxinA for Injection. We expect that our manufacturing and quality expenses will continue to increase to prepare for the potential launch of DaxibotulinumtoxinA for Injection once approved.

Certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs after the potential approval of DaxibotulinumtoxinA for Injection is obtained.
In-process research and development
In January 2020, we entered into the Teoxane Agreement with Teoxane. In connection with the Teoxane Agreement, in the first quarter of 2020, $11.2 million of the aggregate purchase consideration was recognized as in-process research and development expense, which is related to certain products and indications not approved by the FDA.
Other research and development expenses
Other research and development expenses include expenses for personnel, contract research organizations, consultants, and supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection, our biosimilar product candidate, and new functionality or features of our HintMD fintech platform. For the three months ended September 30, 2020 and 2019, other research and development expenses were $3.8 million, or 13%, and $2.4 million, or 9%, respectively, of the total research and development expenses for the respective periods. For the nine months ended September 30, 2020 and 2019, other research and development expenses were $8.6 million, or 9%, and $7.2 million, or 10%, respectively, of the total research and development expenses for the respective periods.
For the three and nine months ended September 30, 2020, other research and development expenses increased by $1.4 million, or 58%, and $1.4 million, or 19%, respectively, compared to the same period in 2019, primarily due to the increased expense associated with research and development activities in the Service Segment.

Stock-based compensation
For the three and nine months ended September 30, 2020, stock-based compensation included in research and development expenses increased by $0.9 million, or 42%, and $1.6 million, or 24%, compared to the same periods in 2019, primarily due to increased employee headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of the following:
•RHA® Collection of dermal fillers and HintMD platform service sales and marketing activities and compensation costs of our sales force;
•DaxibotulinumtoxinA for Injection pre-commercial activities such as market research and public relations;
•personnel and service costs in our finance, information technology, commercial, investor relations, legal, human resources, and other administrative functions, including related stock-based compensation costs;
•professional fees for accounting and legal services; and
•depreciation and amortization of certain assets used in selling, general and administrative activities.
We expect that our selling, general and administrative expenses will increase as a result of the expenses associated with the integration and operation of HintMD and the potential commercial launch of DaxibotulinumtoxinA for Injection, if approved.
Our selling, general and administration expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Selling, general and administrative	39,816	14,299	178%	81,296	36,174	125%
Stock-based compensation	7,695	2,197	250%	16,566	6,444	157%
Depreciation and amortization	672	243	177%	1,151	627	84%
Total selling, general and administrative expenses	$48,183	$16,739	188%	$99,013	$43,245	129%

Selling, general and administrative expenses before stock-based compensation and depreciation and amortization
For the three and nine months ended September 30, 2020, selling, general and administrative expenses before stock-based compensation and depreciation and amortization increased by $25.5 million, or 178%, and $45.1 million, or 125%, respectively, compared to the same periods in 2019. $17.3 million and $30.0 million of the increase in those respective periods were from sales and marketing related expenses in the Product Segment primarily related to the promotional, professional education, and sales and marketing activities for the RHA® Collection of dermal fillers, activities in preparation for the commercialization of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, if approved, increased personnel costs related to sales activities, and costs related to professional services in preparation for the launch of Teoxane’s RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection. The Service Segment contributed approximately $1.5 million to the increase in sales and marketing related expenses for the three and nine months ended September 30, 2020. General and administrative expenses contributed to the remaining increase during both the three and nine months ended September 30, 2020 compared to the same periods in 2019, which were primarily from professional services and transaction costs associated with the HintMD Acquisition, increased compensation costs from onboarded HintMD team members and other personnel and costs related to investment in information technology infrastructure and administrative functions to support the our continued growth as a commercial company with expanding portfolio of products and services.
We expect selling, general and administrative expenses to increase as we continue to distribute RHA® Collection of dermal fillers, potential launch of DaxibotulinumtoxinA for Injection, if approved, and marketing activities for service offerings.
Stock-based compensation
For the three and nine months ended September 30, 2020, stock-based compensation included in selling, general and administrative expenses increased by $5.5 million, or 250%, and $10.1 million, or 157%, respectively, compared to the same period in 2019, primarily due to increased employee headcount, increase in the fair value of our stock, and incremental expenses recognized from the performance stock awards, which were granted beginning in the fourth quarter of 2019.

Amortization
For the three and nine months ended September 30, 2020, amortization increased by $2.6 million and $3.2 million, respectively, compared to the same period in 2019, due to the amortization of distribution rights from the Teoxane Agreement and developed technology resulting from the HintMD Acquisition, which were all acquired in 2020.
Net Non-Operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Interest income	$413	$1,329	(69)%	$2,868	$4,495	(36)%
Interest expense	(4,334)	—	N/M	(10,738)	—	N/M
Change in fair value of derivative liability	(62)	(68)	(9)%	(211)	(139)	52%
Other expense, net	(146)	(130)	12%	(406)	(170)	139%
Total net non-operating income (expense)	$(4,129)	$1,131	(465)%	$(8,487)	$4,186	(303)%
N/M - Percentage not meaningful

Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense primarily includes cash and non-cash components from the 2027 Notes. The cash component of the interest expense represents the contractual interest charges. The non-cash component of the interest expense represents the amortization of the debt discount issuance costs. For the three and nine months ended September 30, 2020, interest expense of $4.3 million and $10.7 million, respectively, were primarily from the 2027 Notes issued in February 2020.
Change in Fair Value of Derivative Liability
The derivative liability on our condensed consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of derivative liability until paid.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	September 30, 2020	December 31, 2019	Increase
Cash, cash equivalents, and short-term investments	$435,831	$290,115	$145,716
Working capital	$386,452	$255,623	$130,829
Stockholders’ equity	$372,853	$225,490	$147,363

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
As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and short-term investments of $435.8 million and $290.1 million, respectively, which represented an increase of $145.7 million. The increase was primarily due to the proceeds from the issuance of convertible senior notes of $287.5 million, the issuance of shares of our common stock in connection with the exercise of the over-allotment option in the December 2019 follow-on public offering (described below), net of underwriting discounts, commissions and other offering expenses, of $15.6 million, the $30.0 million cash milestone payment from Mylan, and the proceeds from the exercise of stock options, common stock warrants and the purchase of shares of our common stock under the 2014 ESPP of $5.5 million. These increases were primarily offset by cash used in other operating activities of $146.1 million, payment of capped call transactions of $28.9 million, payments of offering costs and convertible senior notes transaction costs of $9.5 million, and payment of proceeds for the net settlement of restricted stock awards for employee taxes of $6.0 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Form 10-Q:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(116,188)	$(72,653)
Investing activities	$20,822	$(48,511)
Financing activities	$264,160	$106,830

Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by costs associated with personnel, manufacturing and facilities, clinical development, and pre-commercial activities. The changes in net cash used in operating activities are primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and research and development activities as our business grows.
For the nine months ended September 30, 2020, net cash used in operating activities was $116.2 million, which was primarily due to approximately $47 million in professional services and consulting; approximately $45 million of investing in our personnel and talent retention; approximately $31 million in clinical trials; $15 million in rent, supplies and utilities; $6.9 million in legal and other administrative expense, and interest paid of $2.1 million; offset by a $30.0 million payment received from Mylan in connection with the Mylan Collaboration, and a $0.9 million milestone payment received from Fosun pursuant to the Fosun License Agreement.
For the nine months ended September 30, 2019, net cash used in operating activities was $72.7 million, which was primarily due to clinical spend of approximately $25 million to advance our clinical programs toward commercialization; $33 million related to investing in our personnel and talent retention; professional services and consulting of approximately $28 million; and rent, supplies and utilities of $14 million; offset by the upfront payment, net of withholding tax, received under the Fosun License Agreement of $27 million. The remaining balance of operating activities related primarily to other supplies.

Cash Flows from Investing Activities
For the nine months ended September 30, 2020 and 2019, net cash used in investing activities was primarily due to fluctuations in the timing purchases, sale and maturities of investments, purchases of property and equipment, and in 2020, the purchase of distribution rights and the net cash paid for HintMD Acquisition.
Cash Flows from Financing Activities
For the nine months ended September 30, 2020, net cash provided by financing activities was driven by proceeds from issuance of the 2027 Notes (as described below), proceeds from the issuance of shares of our common stock in connection with the exercise of the over-allotment option in the December 2019 follow-on public offering (described below), net of underwriting discounts, commissions and other offering expenses, , and proceeds from the exercise of stock options, common stock warrants, and the purchase of shares of our common stock under the 2014 ESPP. The inflows were offset by payment of capped call transactions, offering costs and convertible senior notes transaction costs, and net settlement of restricted stock awards for employee taxes. For the nine months ended September 30, 2019, net cash provided by financing activities was primarily driven by proceeds from the issuance of our common stock in connection with the January 2019 follow-on public offering (described below) and proceeds from the exercise of stock options and the purchase of shares of our common stock under the 2014 ESPP, offset by net settlement of restricted stock awards for employee taxes and payment of offering costs.
Follow-On Public Offering
During December 2019 and January 2020, we completed a follow-on public offering of an aggregate of 7,475,000 shares of common stock at $17.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase 975,000 additional shares of common stock, for net proceeds of $119.2 million, after underwriting discounts, commissions and other offering expenses, of which $103.6 million was received in December 2019 and $15.6 million was received in January 2020.
Convertible Senior Notes
On February 14, 2020, we issued $287.5 million aggregate principle amount of the 2027 Notes, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs.
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
Common Stock and Common Stock Equivalents
As of October 30, 2020, outstanding shares of common stock were 66.5 million, outstanding stock options were 5.8 million, unvested restricted stock awards and performance stock awards were 3.6 million, shares expected to be purchased on December 31, 2020 under the 2014 ESPP were 47 thousand, and underlying shares from the 2027 Notes at the initial conversion price is 8.9 million.
Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net loss for the foreseeable future. We expect to make additional capital outlays to increase operating expenditures over the next several years to support the completion of clinical trials and associated programs relating to DaxibotulinumtoxinA for Injection for various indications, our biosimilar candidate, and our investment in future innovations in the RHA® Collection of dermal fillers, the procurement of regulatory approval for DaxibotulinumtoxinA for Injection for various indications and our biosimilar candidate, preparation for and, if approved, commercialization for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, the sale of Teoxane’s RHA® Collection of dermal fillers in the U.S. in 2020 and the integration and operational strategies of HintMD. We have funded our operations primarily through the sale and issuance of common stock and, in February 2020, the 2027 Notes. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months following the filing of this Form 10-Q. However, we anticipate that we may need to raise substantial additional financing in the future to fund our operations. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned. In order to meet these additional cash requirements, we may seek to sell additional equity or debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. In addition, the continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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
•whether we obtain the anticipated financial and other benefits of the Teoxane Agreement, including our ability to realize anticipated synergies and successfully commercialize the RHA® Collection of dermal fillers;
•the commercial acceptance and potential of the RHA® Collection of dermal fillers, including market size and anticipated adoption rates;
•physician and patient demand for the RHA® Collection of dermal fillers, or, if approved for commercialization, DaxibotulinumtoxinA for Injection and any future product candidates, which may be influenced by general consumer confidence, general economic and political conditions, including challenges affecting the global economy resulting from the COVID-19 pandemic, as our products are discretionary and subject to the ability of physicians to perform discretionary procedures and the demand by patients of discretionary procedures despite economic uncertainty;

•the degree and rate of market acceptance of any future approved products;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
•our ability to establish our marketing, sales, and distribution functions if we receive regulatory approval for any of our product candidates;
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

Critical Accounting Policies and Estimates
For the nine months ended September 30, 2020, there have been no material changes in our critical accounting policies as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, except as described below and in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 1—The Company and Summary of Significant Accounting Policies.
Convertible Senior Notes
Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 11—Convertible Senior Notes” for details of the convertible senior notes.
Business Combinations and Asset Acquisitions
Accounting for business combinations and asset acquisitions requires management to make significant estimates and assumptions as of acquisition date which are inherently uncertain. Assets we have recognized from such transactions include goodwill, development technology, in-process research and development, tradename, customer relationships, and distribution rights. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash flows from product or service sales and acquired technologies, expected costs to develop in-process research and development into commercially viable products, estimated cash flows from the projects when completed, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
Goodwill Impairment
At the acquisition date, we measure goodwill as the excess of consideration transferred over the net of the acquisition-date fair value of the assets acquired, including in-process research and development asset, and liabilities assumed in a business combination. Goodwill impairment test is discussed in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 1—The Company and Summary of Significant Accounting Policies.

Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2020, from those as of December 31, 2019 as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020.
Convertible Senior Notes
On February 14, 2020, we issued the 2027 Notes with an aggregate principal balance of $287.5 million, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased earlier. The 2027 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. We may not redeem the 2027 Notes prior to February 20, 2024, and no sinking fund is provided for the 2027 Notes. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 11—Convertible Senior Notes” for details of the convertible senior notes.
Teoxane Agreement
In January 2020, we entered into the Teoxane Agreement. Pursuant to the Teoxane Agreement, if Teoxane pursues regulatory approval for the RHA® Collection of dermal fillers for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 5—Filler Distribution Agreement” for details of the Teoxane Agreement.

Operating Lease Obligations
As of September 30, 2020, we have a non-cancelable operating lease for office space that has not yet commenced and the total undiscounted lease payments are $6.3 million. The operating lease will commence in the fourth quarter of 2020 with lease term ending in 2027. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 10—Leases for our operating lease obligations.

Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Form 10-Q.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the nine months ended September 30, 2020, our exposure to market risk has not changed materially since that disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Changes in Internal Control over Financial Reporting
On July 23, 2020, we completed the acquisition of HintMD and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the materiality and complexity of HintMD's systems and business processes, we intend to exclude the acquired HintMD business from our assessment and report on internal control over financial reporting for the year ending December 31, 2020.
Other than as discussed above, for the three months ended September 30, 2020, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors
We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. Some of these risks are:
•Our success as a company is substantially dependent on the clinical and commercial success of our product candidate DaxibotulinumtoxinA for Injection and the Teoxane Resilient Hyaluronic Acid® (RHA®) dermal fillers. Our ability to finance our business and generate revenue, as well as our longer-term prospects, depends on the successful development, regulatory approval and commercialization of these product candidates, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates. If we experience delays or are unable to successfully complete the development or regulatory approval process or commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.
•We may be unable to obtain regulatory approval for DaxibotulinumtoxinA for Injection, Daxibotulinumtoxin A Topical product candidates, biosimilar product candidates or future product candidates in a timely manner or at all. The PDUFA target action date for the approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is November 25, 2020, but the PDUFA action date may be delayed, which would delay commercialization. Additionally, reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers could delay or prevent Teoxane from maintaining regulatory approval or obtaining additional regulatory approval for the RHA® Collection of dermal fillers. The denial or delay of any such approval would delay commercialization and could have a material adverse effect on our ability to generate revenue, business prospects, and results of operations.
•The current COVID-19 pandemic has and may continue to adversely affect our financial condition and our business as well as those of third parties on which we rely for significant manufacturing, clinical or other business operations. The COVID-19 pandemic has adversely affected the economy and disposable income levels, which could reduce consumer spending and lower demand for our products.
•We have no experience manufacturing any product candidate at full commercial scale. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

•If we do not effectively manage our expanded operations in connection with our recent acquisition of HintMD, or if we are not able to achieve market acceptance of the HintMD payments platform, then we may not achieve the anticipated benefits or recoup the substantial expense incurred in connection with the acquisition and our business, operating results and financial condition would be adversely affected.
•Even if our product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use necessary for commercial success and our operating results and financial condition will be adversely affected.
•Our product candidates, if approved, will face significant competition, including from companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion. If our competitors develop and market products that are safer, more effective or more convenient or less expensive than DaxibotulinumtoxinA for Injection or the RHA® Collection of dermal fillers, our commercial opportunity could be reduced or eliminated.
•We currently have limited marketing and sales capabilities for the commercialization of our product candidates. If we are unable to maintain and expand sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any other future product candidates, if approved, or generate product revenue.
•We use third-party collaborators, including Mylan and Fosun, to help us develop, validate, manufacture and commercialize product candidates. Our ability to commercialize such product candidates could be impaired or delayed if these collaborations are unsuccessful.
•Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.
•We have incurred significant losses since our inception and we anticipate that these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection and continue to commercialize the RHA® Collection of dermal fillers. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
•We will require substantial additional financing to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and sales efforts, and other operations.
•Servicing our debt, including the 2027 Notes, requires a significant amount of cash to pay our substantial debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.
•If our efforts to protect our intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers, any future product candidates, including DaxibotulinumtoxinA Topical and biosimilar, or the HintMD payments platform are not adequate, we may not be able to compete effectively. Additionally, we may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.
•If product liability lawsuits are brought against us and we cannot successfully defend ourselves, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.
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
We completed Phase 3 clinical development for DaxibotulinumtoxinA for Injection in North America for the treatment of glabellar lines. From 2016 to 2018, we conducted and announced results relating to multiple pivotal and safety trials in our SAKURA Phase 3 program. The SAKURA 1 and SAKURA 2 trials were designed to evaluate the safety and efficacy of a single administration of DaxibotulinumtoxinA for Injection for the treatment of moderate-to-severe glabellar lines in adults. In addition to the two pivotal trials, the Phase 3 program includes a long-term open-label safety trial (SAKURA 3), which is designed to evaluate the long-term safety and duration of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration. SAKURA 3 was designed to support a safety database adequate for both domestic and international marketing applications. We submitted our BLA to the U.S. FDA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines in November 2019. In February 2020, the FDA accepted the BLA filing. If the BLA is approved on or by the PDUFA target action date of November 25, 2020, we plan to initiate commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020. If the BLA is approved on or by the target action date, we plan to initiate commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020. However, the FDA has not scheduled a manufacturing site inspection related to the company’s BLA for DaxibotulinumtoxinA for Injection in the treatment of moderate to severe glabellar (frown) lines. The FDA has indicated that an inspection of the Newark, California manufacturing site will be required prior to the BLA approval. We continue to work proactively with the FDA to secure an inspection at the earliest possible time. Currently, however, the FDA is still subject to restrictions on travel related to the COVID-19 pandemic, therefor there may be delays. A delay in obtaining FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, which could adversely impact our results of operations and financial condition.

In June 2020, we released topline results for the Phase 2 clinical study of DaxibotulinumtoxinA for Injection for forehead lines and the Phase 2 study enrollment of DaxibotulinumtoxinA for Injection for lateral canthal lines (crow’s feet). In December 2019, we initiated an additional study of upper facial lines, which includes glabellar (frown), lateral canthal (crow’s feet), and forehead lines combined. This trial is being conducted to understand the safety and efficacy of DaxibotulinumtoxinA for Injection, including potential dosing and injection patterns for covering upper facial lines. We completed enrollment in the upper facial lines trial in the first quarter of 2020, and all subjects have been dosed. We expect to receive topline results for the upper facial lines trial in December 2020.
In 2015, we initiated a Phase 2 dose-escalating, open-label clinical study of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia. The Phase 2 study evaluated the safety, preliminary efficacy, and duration of effect of DaxibotulinumtoxinA for Injection in subjects with moderate to severe isolated cervical dystonia. Based on the Phase 2 safety and efficacy results and subsequent guidance from the FDA and EMA, in June 2018 we announced the initiation of patient dosing in our ASPEN Phase 3 clinical program. The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults including: a randomized, double-blind, placebo-controlled, parallel group trial and an open-label, long-term safety trial. In October 2019, we completed the ASPEN Phase 3 pivotal trial enrollment. In October 2020, we announced positive topline results from ASPEN-1 Phase 3 randomized, double-blind, placebo-controlled, parallel group clinical trial. This pivotal study enrolled a total of 301 subjects at 60 sites in the U.S., Canada and Europe. Subjects were randomized 3:3:1 to receive a single treatment of either 125 Units or 250 Units of DaxibotulinumtoxinA for Injection, or placebo and were followed for up to 36 weeks. The drug was generally safe and well-tolerated at both doses. The study met its primary efficacy endpoint at both doses, demonstrating a clinically meaningful improvement in the signs and symptoms of cervical dystonia at the average of Weeks 4 and 6. Compared to placebo, subjects treated with either 125 Units or 250 Units showed a statistically significant greater change from baseline as measured on the Toronto Western Spasmodic Torticollis Rating Scale (TWSTRS) Total Score. Median duration of effect was 24.0 and 20.3 weeks for the 125 Unit and 250 Unit dose groups, respectively, based on the median time to loss of 80% of the peak treatment effect. We completed the enrollment for ASPEN-OLS Phase 3 open-label, long-term safety trial with a total of 354 subjects and expect to release topline results in 2021.

In 2016, we also initiated a Phase 2 prospective, randomized, double-blinded, placebo-controlled trial of DaxibotulinumtoxinA for Injection in the therapeutic indication of plantar fasciitis. This study evaluated the safety and efficacy of a single administration of DaxibotulinumtoxinA for Injection in reducing the signs and symptoms of plantar fasciitis. The study’s primary efficacy endpoint is the improvement in the American Orthopedic Foot and Ankle Score. In January 2018, we announced interim 8-week results from this study. We completed the 16-week trial which showed a 58% reduction of pain from baseline along with a strong placebo response, with the difference between the treatment groups not being statistically significant. In December 2018, we initiated a Phase 2 prospective, randomized, double-blind, multi-center, placebo-controlled study to evaluate the safety and efficacy of two doses of DaxibotulinumtoxinA for Injection in reducing the signs and symptoms of plantar fasciitis, a painful affliction caused by inflammation of the ligament running along the bottom of the foot (the plantar fascia). We released topline results in November 2020. The study’s primary efficacy endpoint was the change from baseline on the 10-point Numeric Pain Rating Scale (NPRS) score averaged over five days at Week 8. In the trial, both doses of DaxibotulinumtoxinA for Injection resulted in significant measurable pain relief after treatment that was numerically greater than placebo. However, neither dose met the primary efficacy endpoint of statistically significant improvement from baseline in the NPRS for foot pain at Week 8, compared to placebo.Subjects treated with DaxibotulinumtoxinA for Injection showed an average reduction from baseline of 3.29 on the NPRS (a 54.6% reduction) at 80U (p=0.2135 vs. placebo) and 3.25 on the NPRS (a 50.1% reduction) at 120U (p=0.2205 vs. placebo, p=0.9207 vs. 80U), compared to placebo subjects at 2.75 on the NPRS (a 45.1% reduction). DaxibotulinumtoxinA for Injection was found to be safe and well-tolerated at both doses through Week 24. There were no serious treatment-related adverse events and no dose dependent increase in adverse events was observed. Treatment-related adverse events were generally transient and mild to moderate in severity.

In April 2018, we announced two new clinical programs for DaxibotulinumtoxinA for Injection, including adult upper limb spasticity and migraine. We initiated the JUNIPER Phase 2 study in adult upper limb spasticity in the fourth quarter of 2018. Enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing related to the COVID-19 pandemic. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We plan to complete the Phase 2 study in the first quarter of 2021 with 83 subjects enrolled.
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
Our near-term prospects, including our ability to finance our business and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, as well as DaxibotulinumtoxinA Topical, biosimilar or any future product candidates. The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:
•disruptions to our manufacturing operations, supply chain, end user demand for our products, commercialization efforts, business operations, clinical trials and other aspects of our business resulting from the COVID-19 pandemic, including a delay in the FDA’s approval of the BLA;
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
•our ability to demonstrate to the satisfaction of the FDA or other similar foreign regulatory agencies, the safety and efficacy of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates through clinical trials;
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

We are substantially dependent on the clinical and commercial success of the Teoxane Resilient Hyaluronic Acid® (RHA®) dermal fillers.*
In January 2020, we entered into the Teoxane Agreement with Teoxane, pursuant to which Teoxane granted us with the exclusive right to import, market, promote, sell and distribute Teoxane’s line of RHA® dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to (i) RHA® 2, RHA® 3 and RHA® 4 which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds, including RHA® 2, RHA® 3 and RHA® 4 in the currently approved indications, (ii) RHA® 1, which is currently in clinical trials for the treatment of perioral rhytids and is anticipated to be approved by the FDA in 2021, and (iii) future hyaluronic acid filler advancements and products by Teoxane in the U.S. and U.S. territories and possessions.
Our success as a company is substantially dependent on our ability to successfully commercialize the RHA® Collection of dermal fillers, which will depend on many factors including, but not limited to, our ability to:
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
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we may not be able to successfully commercialize the RHA® dermal fillers, which may materially impact the success of our business. For example, as a result of the COVID-19 pandemic, product supply of RHA® dermal fillers was delayed by

Teoxane, as they temporarily suspended production in Geneva, Switzerland. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of RHA® Collection of dermal fillers to us in June 2020. As a result of production delay, the initial product launch of the RHA® 2, 3 and 4 dermal fillers was delayed by one quarter to September 2020. Additional delays in the product supply of the RHA® dermal fillers may have an adverse effect on our commercialization strategy.

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
The COVID-19 pandemic has affected the business of the FDA and may affect the business of the European Medicines Agency (“EMA”) or other health authorities. In March 2020, the FDA announced the postponement of most foreign inspections due to the global impact of COVID-19 and, in July 2020, only restarted domestic inspections on a risk-based basis. If a prolonged government shutdown or other disruption to the normal functioning of government agencies occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business or prospects. For instance, interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the PDUFA target action date for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines. In addition, the COVID-19 pandemic has generally diverted healthcare resources away from the conduct of clinical trials and may cause delays or difficulties in clinical site initiation and site inspection, including difficulties in recruiting clinical site investigators and clinical site staff. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates, or the raw materials used in the manufacture of our product candidates, which may affect the approval timeline for our product candidates, including DaxibotulinumtoxinA for Injection in the treatment of glabellar lines. For instance, before approving the BLA, the FDA will inspect the facilities at which we plan to manufacture DaxibotulinumtoxinA for Injection, and the FDA will not approve the BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
The RHA® Collection of dermal fillers are Class III medical devices that require PMA approval before they may be commercialized in the U.S. Although Teoxane has received PMA approval for RHA® 2, RHA® 3 and RHA® 4 dermal fillers, we and Teoxane will be subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of these devices. For example, periodic reports must be submitted to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. Any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. The medical device regulations to which we are subject are complex and have become more stringent over time, and we have no history of operating as a distributor of Class III medical devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, including recalls, Dear Doctor letters and negative publicity which would negatively affect our business, financial condition and results of operations.
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
•our ability to comply with new and complex regulatory regimes applicable to HintMD’s business;
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
The HintMD payments platform has been installed in limited pilot accounts. If we are not able to roll out the HintMD payments platform on a national basis, increase adoption and use of the HintMD payments platform and maintain and enhance the HintMD brand, then our business, operating results and financial condition may be adversely affected.*

Customers of the HintMD payments platform consist of plastic surgeons and dermatologists, which we refers to as “physician customers”. In order to increase revenue from the HintMD payments platform, we need to expand the HintMD customer base significantly and physician customers and their patients must continue to utilize the HintMD payments platform. If the HintMD payments platform is not widely adopted then our expectations for revenue growth from the platform will not be achieved. HintMD launched its first point-of-sale system that allowed aesthetic practices to streamline checkout in 2019 and released its integrated payments platform in February 2020. We made a full public commercial launch of the HintMD platform in September 2020. There is no assurance that we will be successful in increasing the use of the HintMD payments platform.
We believe that maintaining and enhancing the HintMD reputation as a differentiated payments processing platform serving the medical aesthetic industry is critical to our relationship with existing HintMD customers and to our ability to attract new customers. The successful promotion of HintMD’s brand attributes will depend on a number of factors, including our ability to target and have the HintMD payments platform adopted by premier accounts, to build loyalty programs with physician customers, to continue to develop high-quality software, to successfully differentiate the HintMD payments platform from competitive products and services, and to achieve success in sales and marketing efforts. Allergan’s decision to terminate its alliance with HintMD through Allergan’s Brilliant Distinctions® program may adversely impact the adoption of the HintMD platform by new physician customers. However, we believe that the open nature of the HintMD payments platform and ability to work with physicians to develop their own subscription or loyalty programs that are not focused on specific manufacturers will enable us to attract new customers.
The promotion of the HintMD platform will require us to make substantial expenditures, and we anticipate that the expenditures will increase as we seek to expand the HintMD payments platform. To the extent that these activities generate increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance the HintMD offering, our business may not grow, and we may have reduced pricing power relative to future competitors, and we could lose customers or fail to attract potential new customers, all of which would adversely affect our business, results of operations and financial condition.
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
A significant part of the value of the HintMD payments platform is in creating loyalty programs between physicians and their patients and if we are unable to create a strong connection between the two, adoption of the HintMD platform will be limited and physicians may not want to pay for subscriptions to the platform.*
The value in the HintMD technology is in creating loyalty between physicians and their patients through repeated aesthetic treatments. We aspire to enable physicians to provide more treatments for their patients and increase the number of aesthetics procedures performed generally through the use of the HintMD payments platform. Through rewards programs, patients could take advantage of discounts and incentives to have additional aesthetic treatments performed at lower prices. The HintMD payments platform could automatically recommend additional treatment ideas based on similarly situated patients. We expect regularly scheduled visits and reminders to result in more frequent treatments. Aesthetic treatment packages, which combine different types of treatments or facilitate payment upfront for multiple treatments, may help to build greater loyalty between physicians and their customers. However, if physicians and their customers do not find the HintMD payments platform useful then physicians may not subscribe to it, and our ability to generate meaningful revenue through the HintMD payments platform will be adversely affected as a result.
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
In addition, even if the addressable market of the HintMD payments platform grows as expected, the success of the HintMD payments platform depends on our ability to sell subscriptions to a large number of new small and medium-sized physician practices on a consistent basis, with each sale constituting only a small portion of the overall revenue derived from the HintMD payments platform. Our field sales team relies on its ability to interface with current and prospective physician customers, which has been, and which we expect will continue to be, affected by the COVID-19 pandemic. Additionally, in order to achieve this type of user growth and expansion in a cost-effective manner, it is crucial that the HintMD payments platform is easy to use and implement and remains accessible to customers and their patients through sales channels without the need for excessive post-sale user support. If we are unable to sell a large volume of new subscriptions on a consistent basis, if we are forced to incur excessive costs to provide post-sale user support, or if we are unable to maintain, upgrade, or expand offerings to our existing customers or their patients, our business, results of operations, financial condition and growth prospects will be adversely affected.
Substantial and increasingly intense competition in the payment processing industry may harm our business. Further, we are dependent on payment card networks and third-party payment processors, and any changes to their fee structures could harm our business.*

HintMD operates in a highly competitive marketplace, which impacts the pricing HintMD may charge our customers for the processing of credit cards. There can be significant downward pricing pressure in order to remain competitive in the marketplace. Our competitors may be able to offer similar or lower rates to our customers alongside a more comprehensive set of financial services products that allows them to offset a reduction in processing margins.
Additionally, our costs associated with the processing of credit cards are not directly under our control. Our expenses related to the processing of credit cards include interchange fees, assessment fees, and other related costs payable to a third-party payment processor. From time to time, these fees have increased and may continue to do so in the future. An increase in the fee structure may adversely affect our margins and result in harm to our financial results.
The current COVID-19 pandemic, as well as other actual or threatened epidemics, pandemics, outbreaks, or public health crises, may adversely affect our financial condition and our business.*
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent COVID-19 pandemic. The risk of a continued pandemic, or public perception of the risk, could cause customers to continue to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and has caused temporary, and may continue to cause long-term, disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Further, such risks could also adversely affect our customers' financial condition, resulting in reduced spending for the aesthetic products. An epidemic, pandemic, outbreak, or public health crisis could interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all. For example, in March 2020 we paused enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial due to challenges in subject assessments during time of required social distancing related to the COVID-19 pandemic. Any delays in our clinical trials and other complications caused by an epidemic, pandemic, outbreak or public health crisis could delay the regulatory approval needed to commercialize our products. Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental entities in response to the COVID-19 pandemic have disrupted our operations, as employees who cannot perform their responsibilities from home are not able to report to work and as we have had to put in place a work from home policy. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19 pandemic, could also continue to lead to the complete or partial closure of one or more of our facilities, operations of our sourcing partners or customers of the HintMD payments platform. The ultimate extent of the impact of COVID-19 pandemic or any other epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19 pandemic, could therefore materially and adversely affect our business, financial condition and results of operations.
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
As a result of the COVID-19 pandemic, we have had to limit operations or implement limitations, including a work from home policy. Although we believe we have successfully integrated the work from home policy into the culture of our business, certain departments like clinical and manufacturing, are dependent on working on-site. The effective operation of these departments is critical to the completion of our clinical programs and, if the employees in these departments are subject to work from policies now or in the future, our business may be adversely impacted. In addition, our increased reliance on personnel working from home may negatively impact productivity and employee morale, which may harm our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, HintMD physician customers and other third parties with whom we do business.
Port closures and other restrictions resulting from the COVID-19 pandemic have and may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. For example, product supply of RHA® dermal fillers was delayed by Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® dermal fillers to us in June 2020. As a result, the initial product launch of the RHA® 2, 3 and 4 dermal fillers was delayed by one quarter to September 2020. Additional delays in the product supply of the RHA® dermal fillers may have an adverse effect on our commercialization strategy.
In addition, our clinical trials have been affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during a time of required social distancing related to the COVID-19 pandemic. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We plan to complete the Phase 2 study in the first quarter of 2021 with 83 subjects enrolled. The COVID-19 pandemic may delay enrollment in our future global clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.
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
Our business is affected by worldwide economic and market conditions; an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could adversely affect our business, results of operations and liquidity.*
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy including the recent COVID-19 pandemic. Increases in the rates of unemployment, reduced access to credit and issues related to the domestic and international political situations may adversely affect consumer confidence and disposable income levels. Decreases in the number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products. The COVID-19 pandemic has resulted in an economic recession characterized by business closures and limited social interaction as well as higher levels of unemployment and reductions in working hours. Lower consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products. Elective aesthetic procedures are discretionary and less of a priority for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. Individuals are conserving cash and using their cash for mortgage or rent payments, and to pay for food, clothing, utilities and other essential items. Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. These factors could have a negative impact on our potential sales and operating results.

Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers could delay or prevent Teoxane from maintaining regulatory approval or obtaining additional regulatory approval for, or could negatively impact our sales of, the RHA® Collection of dermal fillers.
Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers could result in the FDA or other regulatory authorities withdrawing approval of the RHA® Collection of dermal fillers for any or all indications that have approval, including the use of the RHA® Collection of dermal fillers for specified aesthetic indications. We cannot assure you that patients receiving the RHA® Collection of dermal fillers will not experience serious adverse events in the future that require submission of medical device reports to the FDA. Adverse events may also negatively impact demand for the RHA® Collection of dermal fillers, which could result in reduced sales. Teoxane may also be required to further update package inserts and patient information brochures of the RHA® Collection of dermal fillers based on reports of adverse events or safety concerns, which could adversely affect acceptance of the RHA® Collection of dermal fillers in the market, make competition easier or make it more difficult or expensive for us to commercialize the RHA® Collection of dermal fillers.

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
If our commercialization efforts of the RHA® Collection of dermal fillers are unsuccessful, there can be no assurance that we will have sufficient cash flow to comply with such minimum purchase and expenditure requirements. Our obligation to Teoxane to meet such requirements could:
•make it more difficult for us to satisfy obligations with respect to our indebtedness, including the 2027 Notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;
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

We may be unable to obtain regulatory approval for DaxibotulinumtoxinA for Injection, Daxibotulinumtoxin A Topical product candidates, biosimilar product candidates or future product candidates, and Teoxane may be unable to do the same for RHA® 1 and future hyaluronic acid filler advancements, under applicable regulatory requirements. The denial or delay of any such approval, including as a result of the COVID-19 pandemic, would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.*
To gain approval to market a biologic product, such as DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar, we must provide the FDA and applicable foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA, or other respective marketing applications. Teoxane must do the same with its PMAs to the FDA for the RHA® Collection of dermal fillers. The development of such products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
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
Additionally, the completion of our clinical trials may be delayed as a result of the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing related to the COVID-19 pandemic. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial and we plan to complete the Phase 2 study in the first quarter of 2021 with 83 subjects enrolled.
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates.
Currently, the only products for which we have the rights to commercialize and that have been approved for sale by the applicable regulatory authorities are RHA® 2, RHA® 3, and RHA® 4. Product supply of RHA® Collection of dermal fillers was delayed by distribution partner, Teoxane SA, as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, the initial product launch of the RHA® 2, 3 and 4 dermal fillers was delayed by one quarter to September 2020. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
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
Even if we eventually complete clinical testing and receive approval of any regulatory filing for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, the FDA or an applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or the applicable foreign regulatory agency also may approve DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and preclinical and clinical development of our botulinum toxin product candidates, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar. Our clinical programs for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar will require substantial additional funds to complete. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of RHA® Collection of dermal fillers and build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services in order to successfully commercialize the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition and expect to incur substantial additional expenses in connection with combining our business, operations, networks, systems, technologies, policies and procedures with those of HintMD. Further, to grow the HintMD payments platform business, we must develop features, products and services that reflect the changing nature of payments processing software and continually modify and enhance the HintMD payments platform to keep pace with changes in updated hardware, software, communications and database technologies and standards
We had an accumulated deficit of $1.05 billion and a working capital surplus of $386.5 million as of September 30, 2020. Our net loss was $81.3 million and $41.4 million, and $203.8 million and $114.1 million for the three and nine months ended September 30, 2020 and 2019, respectively.
We have funded our operations primarily through the sale and issuance of common stock and the 2027 Notes. As of September 30, 2020, we had capital resources consisting of cash, cash equivalents and short-term investments of $435.8 million. We believe that we will continue to expend substantial resources for the foreseeable future for (i) the commercialization of the RHA® Collection of dermal fillers (including the continued build-out of our sales and marketing functions) (ii)the clinical development of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar and development of any other indications and product candidates that we may choose to pursue and (iii) to integrate HintMD with our business and to grow the HintMD payments platform business. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, marketing and selling the RHA® Collection of dermal fillers and any other products approved for sale, marketing and selling the HintMD payments platform, and developing new features, products and services for the HintMD payments platform. In addition, other unanticipated costs may arise resulting from implementation of remote working arrangements for our employees. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully commercialize the RHA® Collection of dermal fillers and complete the development and commercialization of DaxibotulinumtoxinA for Injection and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Teoxane Agreement, the Mylan Collaboration and Fosun License Agreement, that we believe can complement or augment our product offerings, and may continue to do so in the foreseeable future.
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
Our future capital requirements depend on many factors, including:
•disruptions to our manufacturing operations, supply chain, end user demand for our products, commercialization efforts, business operations, clinical trials and other aspects of our business, including a delay in the FDA’s approval of the BLA, including as a result of the COVID-19 pandemic;
•disruptions to the business or operations of our manufacturers, CROs, physician customers or other third parties with whom we conduct business resulting from the COVID-19 pandemic;
•future global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic;

•our ability to successfully commercialize the RHA® Collection of dermal fillers;
•our ability to establish and maintain our marketing, sales, and distribution functions;
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
Our ability to make scheduled payments of the principal of, to pay interest on or refinance our indebtedness, including the 2027 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including global macroeconomic effects of the COVID-19 pandemic. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of the 2027 Notes in cash or to repurchase the 2027 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2027 Notes.
Holders of the 2027 Notes will have the right to require us to repurchase all or a portion of their 2027 Notes upon the occurrence of a fundamental change (as defined in the indenture for the 2027 Notes) at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2027 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2027 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2027 Notes surrendered therefor or notes being converted. In addition, our ability to repurchase the 2027 Notes or to pay cash upon conversions of the 2027 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2027 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2027 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes or make cash payments upon conversions thereof.
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
If our competitors develop and market products that are safer, more effective, more convenient or less expensive than DaxibotulinumtoxinA for Injection or the RHA® Collection of dermal fillers, our commercial opportunity could be reduced or eliminated.
Our commercial opportunity with respect to DaxibotulinumtoxinA for Injection or the RHA® Collection of dermal fillers will be reduced or eliminated if our competitors develop and market dermal filler products that are more effective, have fewer side effects, are more convenient or are less expensive than DaxibotulinumtoxinA for Injection or the RHA® Collection of dermal fillers. Our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology and medical device companies, including companies offering injectable dose forms of botulinum toxin procedures and companies offering procedures such as laser treatments, face lifts, chemical peels, fat injections and cold therapy, all of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. It is possible that competitors will succeed in developing technologies that are safer, more effective, more convenient or with a lower cost of goods and price than those used in DaxibotulinumtoxinA for Injection or the RHA® Collection of dermal fillers and in our product candidates or being developed by us, or that would render our technology obsolete or noncompetitive.
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
The market for payments processing software is competitive, and if we do not compete effectively, our operating results could be harmed.*
HintMD had a first mover advantage with respect to payments processing software in the medical aesthetics industry but there are relatively low barriers to entry. We may face competition in the future from in-house developed software systems, other software companies, and traditional paper-based payment methods. Our future competitors may vary in size and in the breadth and scope of the products and services they offer, and they could dedicate substantial resources to develop competing payments platforms. In addition, there are a number of companies that are not currently focused on the aesthetics industry but that could in the future shift their focus and offer competing products and services. Some of these companies, such as Square, Inc., have greater financial and other resources than we do and could bundle competing products and services with their other offerings or offer such products and services at lower prices. Industry partners, such as manufacturers of aesthetic products, may have internal development efforts to compete with the HintMD payments platform or could engage third-parties or dedicate additional resources to develop a competing payments platform. For example, prior to the HintMD Acquisition, HintMD historically had an exclusive relationship with Allergan integrating Allergan’s loyalty program with the HintMD payments platform. Allergan terminated the alliance agreement and related partnership in July 2020. Allergan may develop its own loyalty program software for aesthetic practices or partner with another payments platform following the termination of the HintMD partnership. Allergan and other potential competitors have greater name recognition, established marketing relationships, access to larger customer bases and pre-existing relationships with customers, consultants and system integrators. Certain of HintMD’s potential competitors have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. Moreover, we may also face competition from other patient-facing solutions, such as aesthetic booking services for patients, or other patient apps or websites, particularly as we grow the brand and awareness of the HintMD payments platform.
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
We currently manufacture our own clinical drug product to support DaxibotulinumtoxinA for Injection development in one internal manufacturing facility. In March 2017, we entered into a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (the “Aji Services Agreement”) with Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“Aji”), a contract development and manufacturing organization. Under the Aji Services Agreement, Aji will provide us commercial fill/finish services and will serve as a second source of manufacturing for DaxibotulinumtoxinA for Injection. We plan to utilize our internal and external Aji facility to support commercial production of DaxibotulinumtoxinA for Injection, if approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, actual or threatened epidemics, pandemics, outbreaks, or public health crises, or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or possibly at all. As the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, we do not yet know the full extent of potential delays or impacts on our manufacturing operations or on Aji’s ability to provide commercial fill/finish services and serve as a second source of manufacturing for DaxibotulinumtoxinA for Injection. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
There were no indicators of impairment for the quarters ended September 30, 2020 and 2019. Under U.S. GAAP, long-lived assets, such as our fill/finish line, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors indicate that the carrying value of the asset may not be recoverable, we may be required to record additional non-cash impairment charges. Additionally, if the carrying value of our capital equipment exceeds current fair value as determined based on the discounted future cash flows of the related product, the capital equipment would be considered impaired and would be reduced to fair value by a non-cash charge to earnings, which could negatively affect our operating results. Events and conditions that could result in impairment in the value of our long-lived assets include adverse clinical trial results, changes in operating plans, unfavorable changes in competitive landscape, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We will evaluate the recoverability and fair value of our long-lived assets, including those related to other components of the fill/finish line, each reporting period to determine the extent to which further non-cash charges to earnings are appropriate. Additional impairment in the value of our long-lived assets may materially and negatively impact our operating results.
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
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. In January 2020, we entered into the Teoxane Agreement pursuant to which we obtained the right to import, market, promote, sell and distribute the RHA® Collection of dermal fillers in the U.S., its territories and possessions. We have only had limited commercial sales of the RHA® Collection of dermal fillers, and aside from our rights to the RHA® Collection of dermal fillers, we only have one product candidate in clinical trials, which makes it difficult to assess our future viability.*
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have only made limited sales of the RHA® Collection of dermal fillers since the initial product launch in September 2020 and have not demonstrated the ability to successfully commercialize the RHA® Collection of dermal fillers over the long-term. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical or biosimilar. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations, and expect to incur substantial expenses in building out our sales, marketing and distribution function as we pursue commercialization of DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers. In addition, prior to the HintMD Acquisition, HintMD incurred a net loss in each year since its inception. We may have difficulties entering the payments industry and integrating new technologies in which we have no direct prior experience. We expect to incur significant expense integrating HintMD with our business and growing the HintMD payments platform.
As of September 30, 2020, we had a working capital surplus of $386.5 million and an accumulated deficit of $1.05 billion. Our net loss was $81.3 million and $41.4 million, and $203.8 million and $114.1 million for the three and nine months ended September 30, 2020 and 2019, respectively. We have funded our operations primarily through the sale and issuance of common stock and the 2027 Notes. Our capital requirements to implement our business strategy are substantial, including our capital requirements to commercialize the RHA® Collection of dermal fillers and to develop and commercialize DaxibotulinumtoxinA for Injection. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-Q.
We expect to continue to incur losses for the foreseeable future, and we anticipate that these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection, and continue to commercialize the RHA® Collection of dermal fillers.. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully, and increase market acceptance and adoption of and generate subscription revenues from the HintMD payments platform. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
Even if DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.
Even if we obtain FDA or other regulatory approvals, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful, which could harm our financial results and future prospects.

The degree and rate of market acceptance of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates for which we receive approval depends on a number of factors, including:
•the safety and efficacy and duration of the product as compared to existing and future therapies;
•the clinical indications for which the product is approved and patient demand for the treatment of those indications;
•acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;
•the extent to which physicians recommend the RHA® Collection of dermal fillers or DaxibotulinumtoxinA for Injection to their patients;
•the proper training and administration of our products by physicians and medical staff such that patients do not experience excessive discomfort during treatment or adverse side effects;
•patient satisfaction with the results and administration of our product and overall treatment experience;
•the potential and perceived advantages and cost of our products over alternative treatments;
•the willingness of patients to pay for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times, including as a result of the COVID-19 pandemic;
•the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection and any future products we may commercialize for therapeutic indications;
•the revenue and profitability that our product will offer a physician as compared to alternative therapies;
•the relative convenience and ease of administration;
•the prevalence and severity of adverse events;
•the effectiveness of our sales and marketing efforts, including efforts by any third parties we engage;
•consumer sentiment about the benefits and risks of aesthetic procedures generally and our products in particular; and
•general consumer, patient and physician confidence and availability of practicing physicians, which may be impacted by general economic and political conditions, including challenges affecting the global economy resulting from the COVID-19 pandemic.
Any failure by our product candidates, if approved, or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement that obtain regulatory approval to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.
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
We may experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, due to the COVID-19 pandemic, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges in subject assessments during time of required social distancing. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial. We plan to complete the Phase 2 study in the first quarter of 2021 with 83 subjects enrolled. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:
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
We rely on Teoxane for the manufacture and supply of the RHA® Collection of dermal fillers pursuant to the Teoxane Agreement, and our dependence on Teoxane may impair our ability to commercialize the RHA® Collection of dermal fillers.*
Pursuant to the Teoxane Agreement, we are not entitled to manufacture the RHA® Collection of dermal fillers. Instead, Teoxane is responsible for supplying all of our requirements for the RHA® Collection of dermal fillers. If Teoxane were to cease production or otherwise fail to timely supply us with an adequate supply of the RHA® Collection of dermal fillers, our ability to commercialize the RHA® Collection of dermal fillers would be adversely affected. For example, as a result of the COVID-19 pandemic, product supply of RHA® Collection of dermal fillers was delayed by Teoxane, as they temporarily suspended production in Geneva, Switzerland. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, the initial product launch of the RHA® 2, 3 and 4 dermal fillers was delayed by one quarter to September 2020. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.

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
We currently rely on third-party manufacturers for certain components such as bulk peptide and services such as fill/finish services, necessary to produce DaxibotulinumtoxinA for Injection for our clinical trials, and we expect to continue to rely on these or other manufacturers to support our commercial requirements if DaxibotulinumtoxinA for Injection is approved. In particular, in March 2017, we entered into the Aji Services Agreement. We plan to utilize our internal and external Aji facility to support commercial production of DaxibotulinumtoxinA for Injection, if approved. Some of our contracts with these manufacturers contain minimum order and pricing provisions and provide for early termination based on regulatory approval milestones.
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
We have initiated and expect to continue to initiate new third-party payment relationships or migrate to other third-party payment partners in the future. The initiation of these relationships and the transition from one relationship to another could require significant time and resources, and establishing these new relationships may be challenging. Further, any new third-party payment processing relationships may not be as effective, efficient or well received by users of the HintMD payments platform, nor is there any assurance that we will be able to reach an agreement with such processing partners. Our contracts with such processing partners may be less economically beneficial to us than its existing relationships. For instance, we may be required to pay more for payment processing services, which would adversely affect our operating results.
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
•our relationship with our partners may change, particularly those partners who contribute or who have contributed more significantly to revenue from the HintMD payments platform or demand for the HintMD payments platform, which could adversely affect our revenue and results of operations;
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
Since many of these risks are not within our control, any of the circumstances described above or any new standards or requirements by these third-party developers or platforms could adversely affect our business, thereby reducing its revenue or increasing our operating costs and adversely affecting our growth prospects.
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
If we are unsuccessful in establishing or maintaining our relationships with these strategic third parties, our ability to compete in the payments marketplace or to grow revenue from the HintMD payments platform could be impaired and our operating results could suffer. Even if we are successful, there is no guarantee that these relationships will result in improved operating results.
We currently have limited marketing and sales capabilities for the commercialization of our product candidates. If we are unable to maintain and expand sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any other future product candidates, if approved, or generate product revenue.*

We recently established an approximately 100 person field sales team in the third quarter and have limited marketing and sales capabilities for the commercialization of our product candidates. To commercialize DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers, or any other future product candidates, if approved, in the U.S., Europe and other jurisdictions we seek to enter, we must manage and expand our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Our initial product launch of the RHA® Collection of dermal fillers in September 2020 caused us to build out our marketing and sales capabilities sooner than we initially anticipated. . To the extent approved, we expect to market DaxibotulinumtoxinA for Injection and the RHA® Collection of dermal fillers, as applicable, through our sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, and establishing these channels may be expensive and time consuming. While we believe we are creating an efficient commercial organization, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers, which could cause our commercialization efforts to be unprofitable or less profitable than expected.
We have limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we have and may continue to experience challenges associated with recruiting field representatives virtually through remote, group interviewing platforms and with onboarding new field representatives during such time as the COVID-19 pandemic necessitates our work from home policy. Any failure to maintain adequate internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products and may result in a breach of our obligations to Teoxane under the Teoxane Agreement.
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
Failure to effectively expand sales and marketing capabilities for the HintMD payments platform could harm our ability to increase the customer base and achieve broader market acceptance of the HintMD payments platform.*
Increasing our physician customer base and number of active users, upgrading and expanding services to our existing customers, and achieving broader market acceptance of the HintMD payments platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities with respect to the HintMD payments platform. We are substantially dependent on our marketing organization to generate a sufficient pipeline of qualified sales leads and on our direct sales force to close new customers. There is significant competition for experienced sales professionals with the sales skills and technical knowledge that the HintMD payments platform requires. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We may experience challenges associated with recruiting sales professionals virtually through remote, group interviewing platforms and with onboarding and training new sales professionals during such time as the COVID-19 pandemic necessitates our work from home policy.
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
As we evolve from a company primarily involved in research and development to a company involved in the commercialization of products, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.
In order to successfully commercialize our products, we need to expand our organization, including adding marketing, managerial, operational and sales capabilities, or contracting with third parties to provide these capabilities for us in the United States and foreign jurisdictions. During the three months ended September 30, 2020, we began to build out our sales organization by hiring an approximately 100 person field sales team to market the RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection, if approved. If we are successful in advancing DaxibotulinumtoxinA for Injection or any other product candidates through the development stage towards commercialization, we may need to expand such capabilities even further. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. Our management, personnel, systems and facilities currently in place are not adequate to support the commercialization of the RHA® Collection of dermal fillers and the potential commercialization of DaxibotulinumtoxinA for Injection and any other product candidates, if they are approved. Effectively executing our growth strategy requires that we:
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
If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or other facilities, that damaged critical infrastructure, such as our manufacturing facility, enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In particular, because we manufacture botulinum toxin in our facilities, we would be required to obtain further clearance and approval by state, federal or other applicable authorities to continue or resume manufacturing activities. The disaster recovery and business continuity plans we have in place currently are limited and may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, thereby increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.
We currently rely on third parties and consultants to conduct all our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize DaxibotulinumtoxinA for Injection, RHA® 1 or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates.
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
Even if we obtain regulatory approval for DaxibotulinumtoxinA for Injection, RHA® 1 or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement, DaxibotulinumtoxinA Topical, biosimilar, or any other product candidates and are able to commercialize them, these products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.
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
•the willingness of third-party payors to provide adequate reimbursement for our approved therapeutic products, and the willingness of patients to pay for our approved products in the absence of third-party reimbursement; and
•the price and cost-effectiveness of the product.
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
If we fail to attract and keep senior management and key scientific, technical and sales personnel, we may be unable to successfully develop DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, conduct our clinical trials and commercialize the RHA® dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop, or grow revenue from the HintMD payments platform.*
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific, technical and sales personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Mark J. Foley, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, President of R&D and Product Operations, Tobin C. Schilke, our Chief Financial Officer, Dustin Sjuts, our Chief Commercial Officer, Aesthetics & Therapeutics, and Aubrey Rankin, our President of Innovation and Technology, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials, the commercialization of the RHA® dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future products we develop, or our ability to increase adoption of the HintMD payments platform.
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
We could experience problems attracting and retaining qualified employees. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense and the turnover rate can be high due to the limited number of individuals who possess the skills and experience required by our industries. We will need to hire a significant number of additional personnel as we continue building out a U.S. commercial organization for the distribution of the RHA® Collection of dermal fillers in the U.S. and, if the BLA is approved on or by the PDUFA target action date, the planned initiation of commercialization activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines before the end of 2020. Although we assembled an approximately 100 person field sales team ahead of the initial product launch of the RHA® Collection of dermal fillers, we have no prior experience in building and managing a sales organization, and we may experience challenges associated with recruiting field representatives virtually through remote, group interviewing platforms and with onboarding new field representatives during such time as the COVID-19 pandemic necessitates our work from home policy.
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
We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar, hyaluronic acid filler products, and any future product candidates. For instance, in February 2018, we and Mylan entered into the Mylan Collaboration, pursuant to which we and Mylan are collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our biosimilar product candidate. In December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights. In addition, we entered into the Teoxane Agreement in January 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute the RHA® Collection of dermal fillers in the U.S., its territories and possessions. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us.
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
Future global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, may cause extreme volatility and disruptions in capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the RHA® Collection of dermal fillers, DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, biosimilar or any future product candidates, if approved, the HintMD payments platform and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services or reduce the demand for facial injectable treatments broadly .
In addition, changes in U.S. and foreign trade policies or border closures related to the COVID-19 pandemic could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates. Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DaxibotulinumtoxinA for Injection and supplying it to Fosun, which would then develop commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the U.S.-China trade relationship or the COVD-19 pandemic, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® Collection of dermal fillers in the U.S., and rely on Teoxane for our entire supply of the RHA® Collection of dermal fillers, which was previously delayed as a result of the COVID-19 pandemic and may again be delayed in the future.
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
Further, the COVID-19 pandemic might restrict our ability to meet with our customers, thereby hampering adoption of our RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection, when and if approved by the FDA.
Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current or future economic climate and financial market conditions could adversely impact our business.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely impact our business.
The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet. These enactments could adversely affect the sales activity of the HintMD payments platform due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.
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
Interruptions or performance problems associated with the HintMD payments platform technology and infrastructure may adversely affect our business and operating results.*
The continued growth of the HintMD payments platform depends in part on the ability of users to access the platform at any time and within an acceptable amount of time. The HintMD payments platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. In addition, we depend on external data centers, such as Amazon’s AWS, to host the HintMD payments platform applications. We do not control the operation of these facilities. The HintMD payments platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the HintMD payments platform), capacity constraints due to an overwhelming number of users accessing the HintMD payments platform simultaneously, denial-of-service or other cyber-attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the HintMD payments platform, especially during peak usage times and as the HintMD payments platform becomes more complex and its user traffic increases. If the HintMD payments platform is unavailable or if users are unable to access the HintMD payments platform within a reasonable amount of time, or at all, our business would be adversely affected and the HintMD brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, user data may be permanently lost. If we experience significant periods of service downtime in the future, we may be subject to claims by users of the HintMD payments platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop its technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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
If the HintMD payments platform or our vendors’ networks or computer systems are breached or if the security of the personal information that we collect, store or process through the HintMD payments platforms (or that our vendors collect, store or process) is compromised or otherwise experiences unauthorized access, or we fail to comply with commitments and assurances regarding the privacy and security of personal information on the HintMD payments platform, the HintMD payments platform may be perceived as insecure, and we may lose existing users or fail to attract new users to the HintMD payments platform, and we may incur significant liabilities.*

Use of the HintMD payments platform involves the storage, transmission and processing of customers’ proprietary data, including personal or identifying information regarding their patients such as name, address and the types of treatments they are receiving. As a result, unauthorized access to, security breaches of, malicious code (such as viruses and worms), employee theft or misuse, or denial-of-service or other cyber-attacks against the HintMD payments platform could result in the unauthorized access to or use of, disclosure of, and/or loss of, such data, as well as loss of intellectual property or trade secrets.
If any unauthorized access to the HintMD payment platform systems or data or security breach occurs or is believed to have occurred, the HintMD reputation and brand could be damaged, and we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate the HintMD payments platform business may be impaired. We may in the future experience denial-of-service or other cyber-attacks against the HintMD payments platform. If potential new users or existing users believe that the HintMD payments platform does not provide adequate security for the storage of personally identifiable or sensitive information or its transmission over the Internet, they may not adopt the HintMD payments platform or may choose not to renew their subscriptions to the HintMD payments platform, which could harm our business. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We currently do not maintain cyber liability insurance, and it cannot be certain that such insurance will be available to us on commercially reasonable terms, or at all.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. The HintMD payments platform operates in an industry that is prone to cyber-attacks. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to our data or the data of our customers. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach may cause us to breach HintMD customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with the HintMD payments platform. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
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

The HintMD payments platform is subject to stringent and changing privacy laws, regulations, standards and contractual obligations related to data privacy and security. Because the HintMD payments platform can be used to collect and store personal information, domestic privacy and data security concerns could result in our incurring additional costs and liabilities or inhibit sales of the HintMD payments platform.*
Our physician customers use the HintMD payments platform to use, collect and store personally identifiable information (“personal information”), including personal information that could be considered “sensitive, regarding their patients. Federal, state and local governments and agencies have adopted laws and regulations concerning the collection, use, maintenance, storage, disclosure, protection, and destruction (collectively the “processing”) of personal information of patients and consumers who reside in the United States. Additionally, laws and regulations at both the Federal and state level require notification of data subjects, as well as federal and state agencies in some circumstances, in the event the company suffers a data security breach that exposes personal information processed by the company (“breach notification laws”).
The costs of compliance with these privacy laws and breach notification laws, as well as the associated burdens imposed by such laws, may limit the use or adoption of the HintMD payments platform, lead to significant fines, penalties or liabilities related to noncompliance, or slow the pace at which we close sales of the HintMD payments platform, any of which could harm our business. Moreover, if our employees fail to adhere to the company’s processes and practices for the protection and/or appropriate use of personal information, or in other ways violate the privacy or breach notification laws, it may damage the HintMD reputation and brand. Finally, any failure by our vendors to comply with the terms of our contractual provisions or the applicable privacy or breach notification laws or where applicable the Payment Card Industry Data Security Standards could result in proceedings against us by governmental entities or others.
We also expect that there will continue to be new federal and state privacy laws passed that directly impact the HintMD payments platform, and we may not be able to predict the full impact that such future laws may have on our business. For instance, if our privacy and data policies and practices with respect to the HintMD payments platform, are, or are perceived to be, insufficient to demonstrate compliance with existing or new privacy laws, our risk and cost of operation could increase and user demand for the HintMD payments platform could decline, and our business could be harmed.
The HintMD payments platform may in certain circumstances, process information that could be defined by HIPAA as “protected health information” (also called “PHI”) and thus such processing may be subject to HIPAA. Additionally, certain states have adopted health information privacy laws and regulations related to the processing of PHI and comparable to HIPAA, some of which may be more stringent than HIPAA. Generally, HIPAA and state health information privacy laws require entities directly regulated by the law and regulations (HIPAA calls these “covered entities” and their service providers “business associates”) to develop and maintain certain administrative, physical, and technical safeguards to protect PHI and ensure the confidentiality, integrity and availability of electronic PHI. In the event of an unauthorized use or disclosure of PHI, the reporting requirements could include notification to affected individuals, state and federal governmental agencies, and in certain instances the media. Depending on the facts and circumstances we could be subject to significant civil and administrative penalties, and in rare circumstances, criminal penalties, if we obtain, use, or disclose PHI through the HintMD payments platform in a manner that is not authorized or permitted by HIPAA or state health information privacy laws. Further, if we are not able to meet our obligations under HIPAA and/or applicable state health information privacy laws relating to the HintMD payments platform, we could be found to have breached our contractual obligations with our customers. Maintaining compliance with applicable privacy laws and our contractual obligations is a complex undertaking and HintMD cannot be certain how these health information privacy laws will be interpreted, enforced or applied to our operations.
Additionally, the HintMD payments platform processes a significant portion of its payments through credit or debit cards and enable users of its payments platform to engage in payments through its service. We are contractually required to maintain compliance with current Payment Card Industry Data Security Standards (“PCI DSS”) as part of our information security program and to undergo periodic PCI DSS audits undertaken by third party auditors (“PCI Audits”). We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data. If we cannot comply with or if we incur a violation of any of these standards or contractual requirements, or if we have findings resulting from a PCI Audit and we fail to undertake timely corrective action, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations or litigation with relevant stakeholders, either of which could have an adverse effect on our reputation, business, financial condition and operating results. In addition, failure to comply with the PCI DSS obligations or our contractual obligations, including timely and sufficient mitigation of any findings from a PCI Audit, could also result in the termination of HintMD’s status as a registered payment facilitator, thereby dramatically impairing our ability to continue doing business in the payments industry, or we could be liable to the payment card issuing banks for their costs of issuing new cards and related expenses.
We may find it necessary to change our business practices or expend significant resources to modify the HintMD software or payments platform to adapt to audit findings, new laws, regulations and industry standards concerning these matters. We may be unable to make such changes and modifications in a commercially reasonable manner or at all. Any failure to comply with federal, state or local laws and regulations, industry standards or other legal obligations, or any actual or suspected security incident, may result in governmental enforcement actions and prosecutions, private litigation, fines, penalties or adverse publicity and could cause users of the HintMD payments platform to lose trust in it, which could have an adverse effect on our reputation and business.
We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that DaxibotulinumtoxinA for Injection, if approved for the treatment of glabellar lines, or the RHA® Collection of dermal fillers to subject us to all of the various U.S. federal and state laws intended to prevent healthcare fraud and abuse, we may be subject to, or in the future become subject to, additional laws in connection with the use of these products for treatment of other indications or any future product candidates. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (“FCA”). Many states have similar laws that apply to their state healthcare programs as well as private payors.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the ACA was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. biotechnology industry. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the Supreme Court of the United States granted the petitions for writ of certiorari to review this case. Pending review, the ACA remains in effect, but it is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
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

General Risk Factors
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In March 2018, we entered into the 2018 At-the-Market Agreement (“2018 ATM Agreement”). Under the 2018 ATM Agreement, we may offer and sell common stock having aggregate proceeds of up to $125 million from time to time through Cantor Fitzgerald as our sales agent. No sales of our common stock have been sold under the 2018 ATM Agreement for the three and nine months ended September 30, 2020. In January 2019, we completed the 2019 follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at a public offering price of $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for aggregate net proceeds of $107.6 million, after deducting underwriting discounts, commissions and other offering expenses. During December 2019 and January 2020, we completed a follow-on public offering of an aggregate of 7,475,000 shares of common stock at a public offering price of $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 975,000 additional shares of common stock, for aggregate net proceeds of $119.2 million, after deducting underwriting discounts, commissions and other offering expenses.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1*	Executive Employment Agreement effective July 23, 2020 by and between Revance Therapeutics, Inc. and Aubrey Rankin	—	—	—	—	X
10.2*	Revance Therapeutics, Inc. Amended and Restated 2014 Inducement Plan	—	—	—	—	X
10.3*	Form of Restricted Stock Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-K	001-36297	10.31	March 4, 2016	—
10.4*	Hint, Inc. 2017 Equity Incentive Plan	S-8	333-240061	99.2	July 24, 2020	—
10.5+	First Amendment to Exclusive Distribution Agreement, effective as of September 1, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X

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

REVANCE THERAPEUTICS, INC.

Date: November 9, 2020	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)