Form 10-K
period 2020-12-31
Revance Therapeutics, Inc.
filed 2021-02-25
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File No. 001-36297

Revance Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0551645
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1222 Demonbreun Street, Suite 1001, Nashville, Tennessee, 37203
(Address, including zip code, of principal executive offices)

(615) 724-7755
(Registrant’s telephone number, including area code)

7555 Gateway Boulevard, Newark, California, 94560
(Former Name or Former Address, if Changed Since Last Report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.4 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $24.42 per share for such date.
Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 12, 2021: 71,377,818

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2021, in connection with the registrant's 2021 Annual Meeting of the Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

“Revance Therapeutics,” the Revance logos and other trademarks or service marks of Revance appearing in this Annual Report on Form 10-K (this "Report") are the property of Revance. This Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
Unless expressly indicated or the context requires otherwise, the terms “Revance,” “company,” “we,” “us,” and “our,” in this document refer to Revance Therapeutics, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-K and the documents incorporated by reference herein, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, trends in markets relevant to our business, milestone expectations, and expected cash runway; our future responses to and the effects of the COVID-19 pandemic; ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates, including with respect to the anticipated approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and Teoxane Resilient Hyaluronic Acid® ("RHA®") 1; our ability to integrate Hint, Inc. (d/b/a HintMD); the timing of the release of, and our expectations regarding, the next generation HintMD fintech platform, including its profitability; the process and timing of, and ability to complete, the current and anticipated future clinical development of our product candidates including the timing and outcome of such clinical studies and trials; development of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® (an “onabotulinumtoxinA biosimilar”), which would compete in the existing short-acting neuromodulator marketplace; our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection; our business strategy; our ability to build our own sales and marketing capabilities; our social and environmental performance and goals; the market for our current and future products and services; our plans and prospects, including our commercialization plans and ability to commercialize the RHA® Pipeline Products (as defined below) and DaxibotulinumtoxinA for Injection; and the potential benefits of our drug product candidates and our technologies are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. These forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations. You should read this Form 10-K, together with the information incorporated herein by reference, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Summary of Risk Factors
Investing in our common stock involves risks. See Item 1A. “Risk Factors” in this Annual Report for a discussion of the following principal risks and other risks that make an investment in Revance speculative or risky.
•Our success as a company is substantially dependent on the clinical and commercial success of our product candidate, DaxibotulinumtoxinA for Injection and the RHA® Collection of dermal fillers. Our ability to finance our business and generate revenue, as well as our longer-term prospects, depends on the successful development, regulatory approval and commercialization of these product candidates, an onabotulinumtoxinA biosimilar or any future product candidates. If we experience delays or are unable to successfully complete the development or regulatory approval process or commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.
•We may be unable to obtain regulatory approval for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or future product candidates in a timely manner or at all. The U.S. Food and Drug Administration (the “FDA”) deferred its decision on the Biologics License Application (“BLA”) for

DaxibotulinumtoxinA for Injection for the treatment of glabellar lines on November 24, 2020 because it was unable to conduct the required inspection of our manufacturing facility due to FDA travel restrictions associated with the COVID-19 pandemic.
•Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers could delay or prevent Teoxane SA (“Teoxane”) from maintaining regulatory approval or obtaining additional regulatory approval for the RHA® Pipeline Products. The denial, delay or withdrawal of any such approval would negatively impact commercialization and could have a material adverse effect on our ability to generate revenue, business prospects, and results of operations.
•The current COVID-19 pandemic has and may continue to adversely affect our financial condition and our business as well as those of third parties on which we rely for significant manufacturing, clinical or other business operations. Further, the COVID-19 pandemic has adversely affected the economy and disposable income levels, which could reduce consumer spending and lower demand for our products.
•We have not manufactured any product candidate at full commercial scale. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•If we do not effectively manage our expanded operations in connection with our recent acquisition of HintMD, or if we are not able to achieve market acceptance of the HintMD fintech platform (the "HintMD platform"), then we may not achieve the anticipated benefits or recoup the substantial expense incurred in connection with the acquisition and our business, operating results and financial condition would be adversely affected.
•The RHA® Pipeline Products and our product candidates, if approved, may fail to achieve the broad degree of physician adoption and use necessary for commercial success and our operating results and financial condition would be adversely affected.
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
•If our competitors develop and market products that are safer, more effective or more convenient or less expensive than DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, an onabotulinumtoxinA biosimilar or any other future product candidates, if approved, our commercial opportunity could be reduced or eliminated.
•We currently have limited marketing and sales capabilities for the commercialization of our product candidates. If we are unable to maintain and expand sales, marketing, managerial and/or operational capabilities on our own or through third parties, we will be unable to successfully commercialize DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products or any other future product candidates, if approved, or generate product revenue.
•We use third-party collaborators, including Viatris Inc. (formerly Mylan N.V.) (“Viatris”), Fosun and ABPS, to help us develop, validate, manufacture and/or commercialize product candidates. Our ability to commercialize such product candidates could be impaired or delayed if these collaborations are unsuccessful.
•Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

•We have incurred significant losses since our inception and we anticipate that these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection and continue to commercialize the RHA® Pipeline Products and HintMD. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
•We moved our global headquarters from Newark, California, to Nashville, Tennessee on January 1, 2021. In connection with this relocation, we could experience unexpected costs or business disruption and diversion of management attention, which could negatively impact our business operations and result in additional costs.
•We may require substantial additional financing to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and sales efforts, and other operations.
•Servicing our debt, including the 2027 Notes, requires a significant amount of cash to pay our substantial debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.
•If our efforts to protect our intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, any future product candidates, including onabotulinumtoxinA biosimilar, or the HintMD platform are not adequate, we may not be able to compete effectively. Additionally, we may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.
•If product liability lawsuits are brought against us and we cannot successfully defend ourselves, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.

PART I

ITEM 1. BUSINESS

Overview
Revance is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing U.S. regulatory approval. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in two therapeutic indications—cervical dystonia and adult upper limb spasticity. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to Teoxane SA’s line of Resilient Hyaluronic Acid® Collection of dermal fillers, the first and only range of FDA-approved fillers for correction of dynamic facial wrinkles and folds, and the HintMD platform, which provides an integrated smart payment solution that supports aesthetic practice management, practice economics and practice loyalty. We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.

Impact of the COVID-19 Pandemic on Our Operations
The COVID-19 pandemic caused general business disruption worldwide beginning in January 2020. The health and safety of our team, their families and our communities remains our top priority. In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. We have continued to monitor the situation and have gradually resumed essential on-site corporate operations in accordance with local and regional restrictions. We have adopted remote working tools to minimize the disruption to the achievement of our goals and objectives for employees whose job duties do not require physical presence to complete their work. Certain manufacturing, quality and laboratory-based employees have continued to work onsite, and certain employees with customer-facing roles are onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. If the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations, which could disrupt our clinical trials and sales activities.
The COVID-19 pandemic has and may continue to negatively affect our ability to obtain approval of product candidates from the FDA or other regulatory authorities, supply chain, end user demand for our products and commercialization activities. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Newark, California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA did not indicate there were any other review issues at the time beyond the on-site inspection.
In addition, the product supply of the RHA® Collection of dermal fillers was delayed by distribution partner Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, our initial product launch of the RHA® Collection of dermal fillers was delayed by one quarter to September 2020. In addition, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for the production of our products. We have taken steps to build sufficient levels of inventory to help mitigate potential future supply chain disruptions.
Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. The COVID-19 pandemic has and may further delay enrollment in and the progress of our current and future clinical trials. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 pandemic. The trial was originally designed to include 128 subjects. Due to the

COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, in June 2020, we announced the decision to end screening and complete the JUNIPER trial with the 83 patients enrolled to date. We released topline results from the Phase 2 study in February 2021.
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our BLA, our manufacturing operations, supply chain, end user demand for our products and services, commercialization efforts, business operations, clinical trials and other aspects of our business, the healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity, and results of operations.

Commercial Transformation
In September 2020, Revance became a commercial company through our launch of the prestige aesthetics portfolio, which includes the RHA® Collection of dermal fillers and the HintMD platform.
RHA® Collection of Dermal Fillers
In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane, as amended in September 2020, pursuant to which Teoxane granted us with an exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds (collectively, the "RHA® Collection of dermal fillers"), (ii) RHA® 1, for which FDA approval is targeted for the second half of 2021 for the treatment of perioral rhytids (lip lines), and is currently in ongoing clinical trials, and (iii) future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® Pipeline Products”) in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us.

In September 2020, we launched the RHA® Collection of dermal fillers in the U.S. The sale of the RHA® Collection of dermal fillers generated $12.9 million in revenue for the year ended December 31, 2020. For additional information on our sales and marketing activities, see "Sales and Marketing" below.

HintMD Acquisition
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of HintMD (the “HintMD Acquisition”), and HintMD became a wholly owned subsidiary of Revance. The total number of shares of our common stock issued as consideration for the HintMD Acquisition was 8,572,213, including (i) 683,200 shares of our common stock which are held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the Agreement and Plan of Merger, dated as of May 18, 2020 by and among Revance, Heart Merger Sub, Inc., our direct wholly-owned subsidiary, HintMD, and Fortis Advisors, LLC, as the security holder’s representative (the "HintMD Merger Agreement") and (ii) assumed options to purchase an aggregate of 801,600 shares of our common stock.
The HintMD platform provides a seamless, simple and smart payment solution that enables medical aesthetic practices (the “practices”) to improve practice management and economics and foster loyalty with customers, which completes the value chain of our aesthetics portfolio and aligns with our goal to improve outcomes for patients and practices. The HintMD Acquisition leverages our existing and planned commercial infrastructure, and, we believe this financial technology service offering will enable us to grow our U.S. aesthetics business.
HintMD is a registered payment facilitator ("PayFac") and enables practices to process payments for their patients and provides subscription and pay-over-time solutions that support practices' aesthetic treatment plans. The HintMD platform currently generates revenues through (i) credit card processing revenues net of interchange and other fees and (ii) monthly per patient fees for practices that use the subscription capabilities. The next-generation HintMD platform, which is scheduled to launch in mid-2021, is anticipated to operate as a fully integrated PayFac pursuant to the Payment Facilitator Agreement (as defined below) with a third-party acquirer and sponsor bank. The next-generation HintMD platform will earn revenue primarily by charging fees for completing payment transactions for practices and other payment-related services that are typically based on the volume of activity processed on the platform.

Upon the close of the HintMD Acquisition, we onboarded 75 employees into our workforce, and all HintMD operations began being conducted by Revance employees. Certain business integration projects remain ongoing. Following our acquisition of HintMD, we began to operate in two reportable segments: (1) our product segment, which refers to the business that includes the research and development of innovative aesthetic and therapeutic products, including DaxibotulinumtoxinA for Injection for various indications, the U.S. distribution of the RHA® Pipeline Products, and an onabotulinumtoxinA biosimilar in partnership with Viatris, and (2) our service segment, which refers to the business of the HintMD platform. For additional information about our business segments, see Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 4—Business Combination.”

Our Strategy
Our objective is to be a leading provider of botulinum toxin products across multiple aesthetic and therapeutic indications and to expand the opportunity for botulinum toxin products and other complimentary products, including hyaluronic acid dermal fillers and the HintMD platform. To achieve this objective, we plan to develop and commercialize proprietary, patent-protected product candidates, such as DaxibotulinumtoxinA for Injection, commercialize the RHA® Pipeline Products in the U.S., participate in the development and commercialization of an onabotulinumtoxinA biosimilar with Viatris and leverage the HintMD platform to augment our aesthetics product offering.
Key elements of our strategy are:
•We plan to leverage DaxibotulinumtoxinA for Injection’s unique duration profile to build valuable franchises in aesthetics and therapeutics, which includes commercializing complimentary products like the RHA® Pipeline Products and the HintMD platform. We believe DaxibotulinumtoxinA for Injection has the ability to expand the neuromodulator opportunity by appealing to patients who seek a long-lasting effect. We also believe other possible formulations can expand the overall neuromodulator market.

•We have and will continue to selectively evaluate partnerships, distribution opportunities, joint development agreements and acquisitions as a way to expand our aesthetic and therapeutic franchises while enhancing our competitive position. We have potential to expand to the second largest neuromodulator market with strategic partnerships like the license agreement (the “Fosun License Agreement”) with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun”), whereby we have granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in mainland China, Hong Kong and Macau (the “Fosun Territory”). Further, we have entered into a collaboration and license agreement with Viatris (the “Viatris Collaboration”), pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize an onabotulinumtoxinA biosimilar, which provides us with the potential to participate in the short acting neuromodulator opportunity.

•We will use recently announced results from three clinical trials in therapeutic indications – cervical dystonia, which was released in October 2020, upper limb spasticity, which was released in February 2021, and plantar fasciitis, which was released in November 2020, to inform our commercial strategy in the therapeutics market.

•We aim to transform the practice and patient experience in the aesthetics market through the HintMD platform. The HintMD platform aims to improve practice management, assist with the creation of revenue opportunities and increase patient retention for practices.

The Botulinum Toxin Opportunity
Botulinum toxin is a protein and neurotoxin produced by clostridium botulinum. Since 1989, botulinum toxin has been used to treat a variety of aesthetic and therapeutic indications in the U.S. and globally. Botulinum toxin blocks neuromuscular transmission by binding to acceptor sites on motor or sympathetic nerve terminals, entering the nerve terminals, and inhibiting the release of acetylcholine. This inhibition occurs as the neurotoxin cleaves SNAP-25, a protein integral to the successful docking and release of acetylcholine from vesicles situated within nerve endings. When injected intramuscularly at therapeutic doses, botulinum toxin produces partial chemical denervation of the muscle resulting in a localized reduction in muscle activity. Throughout this Report, we use neuromodulators to refer to botulinum toxins and neurotoxins.
In the U.S., neuromodulators have been approved to treat three aesthetic indications, glabellar lines, forehead lines and lateral canthal lines, although we believe neuromodulators may be widely used for other aesthetic indications. Four products, Abbvie’s BOTOX® Cosmetic, Ipsen, Galderma’s Dysport®, Merz’s Xeomin® and Evolus’s Jeuveau®, each of which is delivered in an injectable form, have been approved for the treatment of glabellar lines in the U.S. Neuromodulators have been approved for a variety of therapeutic indications including cervical dystonia, upper limb spasticity, chronic migraine, blepharospasm, strabismus associated with neurological movement disorders, hyperhidrosis, overactive bladder and, most recently, lower limb spasticity.
According to Millennium Research Group, LLC ("MRG"), the global market opportunity for neuromodulators was estimated to be $4.5 billion in 2020 compared to $4.8 billion in 2019. Although the market contracted slightly from 2019 to 2020, we believe the contraction is due to the COVID-19 pandemic, and the market is projected to reach approximately $8 billion by 2025, registering a compounded annual growth rate of approximately 9.2% over the analysis period of 2019 to 2025. We estimate that the market opportunity for therapeutics and aesthetics in 2020 is approximately 51% and 49%, respectively. We expect continued growth to be driven by demographics, changing lifestyle, new indications and product launches in new geographies. We intend to pursue indications in both the aesthetic and therapeutic markets to address this potential commercial opportunity by providing a neuromodulator product with longer-lasting duration than existing treatments in the market, while also partnering with Viatris to offer a short-acting botulinum toxin neuromodulator that will enable us to bring a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
For additional information on competition we face in these markets, please see "Competition" below.
The Opportunity for Neuromodulators for Aesthetic Indications
Injectable neuromodulator treatments are the single largest cosmetic procedure in the U.S. and globally. According to MRG, neuromodulator aesthetic injections continued to be the most frequently performed aesthetic injectable procedure in the U.S. in 2019, with 7.9 million procedures performed, which represents an increase of 7% over 2018. Also, according to MRG, the global aesthetic neuromodulator market opportunity was estimated to be $2.2 billion in 2020 compared to $2.5 billion in 2019. Although the market contracted slightly from 2019 to 2020, we believe the contraction is due to the COVID-19 pandemic, and the global aesthetic neuromodulator market is projected to reach approximately $4.2 billion by 2025, registering a compounded annual growth rate of approximately 8.9% over the analysis period of 2019 to 2025. We believe that we are positioned to take advantage of this growing market opportunity because results from our Phase 3 clinical program for the treatment of glabellar lines with DaxibotulinumtoxinA for Injection showed a median time to loss of none or mild wrinkle severity of 24 weeks (6 months) and a median time to return to baseline wrinkle severity of approximately 28 weeks (7 months). According to the prescribing information from other neuromodulators on the market, duration of effect is three to four months.

According to our 2018 Harris Poll survey results, 86% of the physicians surveyed want a neuromodulator that offers longer-lasting results than is available today, and 88% of the patients consider long lasting duration very important or absolutely essential. In addition, our primary qualitative market research among aesthetic physicians, patients, and office practice managers indicated that longer duration than what is currently available on the market is a differentiating and desirable attribute. Most of those physicians interviewed reported that if DaxibotulinumtoxinA for Injection provided results consistent with our Phase 3 trials, the duration of effect would cause them to change their treatment or purchase habits from currently available neuromodulators to DaxibotulinumtoxinA for Injection.
We believe that a product which shows persistence of effect over time, with a slow return to baseline and a meaningful consumer benefit of up to six months, would be a better treatment regimen and would align with existing customer habits. Quantitative market research shows most consumers visit their physicians less than twice per year for treatments. A product with a longer duration would enable patients to remain more satisfied between treatments.

The Opportunity for Neuromodulators for Therapeutic Indications
Currently approved neuromodulator products may be better known for their aesthetic applications, but they have been developed and used in a wide range of therapeutic indications. According to MRG, the fastest-growing segment for neuromodulator treatments globally is for therapeutic indications, including neuromodulator products as a treatment for cervical dystonia, upper limb spasticity, chronic migraine headache, lower limb spasticity, urinary incontinence, overactive bladder, hyperhidrosis and pediatric detrusor overactivity. In addition, neuromodulator products are being evaluated in clinical trials in multiple other therapeutic indications including acne, rosacea, skin and wound healing, scar reduction, hair loss treatments, and several musculoskeletal and neurological conditions.
We believe there is opportunity to improve injectable neuromodulator use in neurological movement and other disorders. Muscle movement disorders are neurological conditions that affect a person’s ability to control muscle activity in one or more areas of the body. Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke, trauma or disease. Muscle spasticity can be painful and may have a significant effect on a person’s quality of life. Certain tasks, like getting dressed or bathing, become difficult, and a person’s self-esteem may be affected by an abnormal posture.
Common muscle movement disorders include cervical dystonia and upper or lower limb spasticity. Cervical dystonia affects approximately 60,000 people in the U.S. alone. In 2020, the global market opportunity for cervical dystonia was $390 million. Upper limb spasticity affects approximately 500,000 people in the U.S. and approximately 12 million people globally. According to MRG, the global spasticity market in 2019 was approximately $620 million and is expected to grow to $1.1 billion by 2025. We are currently conducting clinical programs evaluating DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia and upper limb spasticity and believe that DaxibotulinumtoxinA for Injection may provide a treatment option for other neurological movement and other disorders.
Botulinum toxin type A has been proven safe and effective for muscle movement disorders, including cervical dystonia and upper limb spasticity and is commonly used to treat muscle movement disorders. However, such injections must be repeated every three to four months and require large doses. As a result of the discomfort associated with muscle movement disorders, currently available treatments require up to four visits per year. We believe that there is a significant need for a long-lasting and targeted injectable neuromodulators like DaxibotulinumtoxinA for Injection. We believe DaxibotulinumtoxinA for Injection has the potential to offer patients significantly more value by reducing the frequency of visits for treatments and offering a meaningful extension of symptom relief, while also providing a more beneficial pharmacoeconomic profile to the healthcare system.
The Hyaluronic Acid Dermal Filler Opportunity
Dermal fillers are injected into the superficial and deep layers of the skin to restore volume, smooth lines, provide facial lift and contour, plump the lips or improve the appearance of facial scars commonly caused by acne. Hyaluronic acid dermal fillers represent 88% of the total U.S. dermal filler market, and according to MRG, hyaluronic acid dermal fillers were the second largest non-surgical procedure performed in aesthetic medicine. Hyaluronic acid is naturally found in the body, primarily in the skin, joints and connective tissue. With age, human skin loses its ability to produce hyaluronic acid, resulting in loss of volume, firmness and elasticity. Hyaluronic acid dermal fillers are manufactured from synthesized hyaluronic acid cross-linked to significantly enhance durability in the skin. These products can restore lost volume for six to 12 months or longer before the body gradually and naturally absorbs the hyaluronic acid. Most hyaluronic acid dermal fillers also contain lidocaine to help minimize discomfort during and after treatment.

In 2019, MRG estimated that 2.3 million hyaluronic acid dermal filler procedures were performed in the U.S. According to MRG, the U.S. market opportunity for hyaluronic acid dermal fillers was estimated to be $1 billion in 2019 and is projected to reach approximately $1.9 billion by 2025, registering a compounded annual growth rate of approximately 9.1%. We believe the RHA® Pipeline Products, for which we have exclusive U.S. distribution rights through our partnership with Teoxane, gives us the capability to successfully compete in this market. The RHA® Collection is the first and only FDA-approved dermal fillers for the correction of dynamic facial wrinkles and folds, and it represents the latest advancements in hyaluronic acid filler technology. The dermal filler range is created using a novel and gentle manufacturing process called preserved network technology ("PNT") that has few chemical modifications. The PNT process helps preserve the natural structure of the hyaluronic acid, allowing it to more closely mimic the natural hyaluronic acid found in the skin.

The result is a hyaluronic acid dermal filler that is easy to inject and gives patients a natural look. As of December 31, 2020, the RHA® Collection of dermal fillers achieved a 10% share of the facial hyaluronic acid markets in the largest five European countries by gross domestic product ("GDP"). Teoxane is also the only company in the largest five countries by GDP to capture competitive market share without a complementary neuromodulator product offering.

Hyaluronic acid dermal fillers provide a foundation from which to launch other aesthetic products, such as DaxibotulinumtoxinA for Injection, if approved. We believe hyaluronic acid dermal fillers have the potential to complement our premium aesthetics offering, and we believe will strengthen the commercial acceptance and use of DaxibotulinumtoxinA for Injection, if approved. Our ability to offer a comprehensive aesthetics portfolio including the RHA® Pipeline Products and DaxibotulinumtoxinA for Injection, if approved, positions us to effectively compete with established competitors that leverage a portfolio of facial injectables including both neuromodulators and dermal fillers.

For additional information on competition we face in this market, please see "Competition."

The Aesthetic Practice Fintech Opportunity

The HintMD platform provides a seamless, simple and smart payment solution that enables practices to improve practice management and economics and foster loyalty with customers, which completes the value chain of our aesthetics portfolio and aligns with our goal to improve outcomes for patients and practices. We believe that the HintMD platform will enable us to grow our U.S. aesthetics market opportunity and give us access to the aesthetic practice payment processing market and recurring aesthetic practice subscription revenue.

In 2019, the U.S. aesthetic practice payment services ("fintech") market was estimated to generate more than $500 million in revenue based on a growing base of 33,000 aesthetic practices processing an estimated $56 billion. On average, credit card processors charge 0.5% to 1% to complete a financial transaction depending on a variety of factors such as the type of credit card, whether or not the card is physically present and other variables. With the expected growth of the aesthetic market, the revenue for the U.S. aesthetic practice fintech market is expected to grow to approximately $700 million by 2025.

For additional information on competition we face in this market, please see "Competition."

Product Pipeline Summary

Our Product Candidates
DaxibotulinumtoxinA for Injection
We are developing new innovations in neuromodulators for aesthetic and therapeutic indications. Our lead product candidate, DaxibotulinumtoxinA for Injection, combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. DaxibotulinumtoxinA for Injection has demonstrated high response rates and long duration of effect. We are currently focusing on developing DaxibotulinumtoxinA for Injection for the treatment of both aesthetic and therapeutic indications.
DaxibotulinumtoxinA for Injection Aesthetics
DaxibotulinumtoxinA for Injection for the Treatment of Glabellar Lines
Glabellar Lines, often called “frown lines,” are vertical lines that develop between the eyebrows and may appear as a single vertical line or as two or more lines. When one frowns, the muscles of the glabella contract causing vertical creases to form between the eyebrows. Neuromodulators are used to temporarily block the ability of nerves to trigger contraction of the injected muscle, inhibiting movement of the muscles that cause the frown lines, giving the skin a smoother, more refreshed appearance. Current treatments include neuromodulator injections, dermal fillers, laser treatments and topical creams.
Clinical Trials. DaxibotulinumtoxinA for Injection was studied in two early clinical trials in Glabellar Lines that established the dose that was taken forward into the Phase 3 program. The Phase 3 clinical program for Glabellar Lines included three studies: two 36-week, randomized, double-blind, placebo-controlled pivotal trials to evaluate the safety and efficacy of a single administration of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines in adults (SAKURA 1 and SAKURA 2), and an 84-week, open-label safety trial designed to evaluate the long-term safety of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration (SAKURA 3).
Following our announcement of the top-line results for the SAKURA 3 trial, we submitted the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines in November 2019, which was accepted by the FDA on February 5, 2020, and the Prescription Drug User Fee Act (“PDUFA”) target action date was initially set for November 25, 2020. On November 24, 2020, the FDA deferred its decision on the BLA. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Newark, California due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Though our BLA is still under review, the FDA did not indicate there were any other review issues at the time beyond the on-site inspection.
DaxibotulinumtoxinA for Injection for the Treatment of Upper Facial Lines
Upper facial lines (“UFL”) is the name commonly given to the combination of the three most commonly treated facial areas with neuromodulators; specifically, glabellar lines, lateral canthal lines and forehead lines. In clinical practice a large proportion of patients seek treatment in all three areas to address signs of aging.
In December 2019, we initiated a new multicenter, open-label Phase 2 trial for the treatment of the UFL (the “UFL Trial”) to understand the safety and efficacy, including potential dosing and injection patterns, of DaxibotulinumtoxinA for Injection, covering the upper facial lines. Interim Week 4 data from the Phase 2a studies in forehead lines and lateral canthal lines, which are discussed below, were used in the final design of the UFL Trial to optimize dosing and injection patterns. We released topline results from the UFL Trial in December of 2020. In the UFL Trial, 48 subjects were enrolled to receive a single treatment of DaxibotulinumtoxinA for Injection with a total study duration of 36 weeks. Subjects concurrently received 40, 32, and 48 units of DaxibotulinumtoxinA for Injection respectively in the glabellar complex, forehead and lateral canthal areas. The key endpoints for efficacy were the proportion of subjects achieving a score of none or mild wrinkle severity at maximum contraction (maximum frown, eyebrow elevation, and smile effort) at Week 4, as assessed on the Investigator Global Assessment Frown Wrinkle Severity, Investigator Global Assessment Forehead Wrinkle Severity, and Investigator Global Assessment Lateral Canthal Wrinkle Severity, respectively. The proportion of subjects achieving a score of none or mild at Week 4 were 95.8%, 95.8% and 91.7% for glabellar lines, forehead lines and lateral canthal lines, respectively. The UFL Trial measured duration of effect in responders (those who achieved a score of none or mild at Week 4). These duration measures were defined as the median time to return to baseline wrinkle severity or the time to loss of none or mild wrinkle severity, both based on investigator and subject assessments. The median time to return to base line was 33.3, 35.3 and 35.2 weeks, and the median time to loss of none or mild was 25.0, 24.0 and 28.1 weeks for glabellar lines, forehead lines and lateral canthal lines, respectively. DaxibotulinumtoxinA for Injection was generally well tolerated, and there were no treatment-related serious adverse events. The most common adverse events were injection site erythema (6.3%), facial discomfort (4.2%) and headache (2.1%). No eyelid or brow ptosis was reported.
DaxibotulinumtoxinA for Injection for the Treatment of Forehead Lines
Forehead lines are produced by the action of the frontalis muscle, a large, thin, vertically-oriented muscle which lifts the eyebrows. The frontalis muscle serves as an antagonist to the glabellar musculature, a natural depressor that is responsible for frowning and associated eyebrow movement. As the eyebrow is considered the aesthetic center of the upper face, forehead lines can significantly impact the aesthetic appearance of the face, contribute to increased signs of aging and convey unwanted social signals. Current treatments include neuromodulator injections, dermal fillers, laser treatments and topical creams.
In January 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe dynamic forehead lines in conjunction with treatment of the glabellar complex (the "Forehead Lines Trial"). The objective was to understand the potential dosing and injection patterns of DaxibotulinumtoxinA for Injection in other areas of the upper face in addition to the lead indication in glabellar lines. We released top-line results from the Forehead Lines Trial in June 2020. The primary endpoint for efficacy was the proportion of subjects achieving a score of none or mild in wrinkle or line severity at Week 4 at maximum eyebrow elevation for forehead lines. In the Forehead Lines Trial, 100% of subjects achieved a score of none or mild at Week 4 in at least one treatment group. DaxibotulinumtoxinA for Injection was well-tolerated at all dose levels. Adverse events were mild, localized and transient, and there were no treatment-related serious adverse events, as is common with other approved neuromodulators in the treatment of upper facial lines. One of the exploratory endpoints in the Forehead Lines Trial was duration of effect, defined as the median time to return to baseline wrinkle severity based on both investigator and patient assessment. At least one dose in the study demonstrated a median duration of effect of 27 weeks on forehead lines. Interim data from the Forehead Lines Trial was used in the final design of the UFL Trial to optimize dosing and injection patterns, which is discussed above in "DaxibotulinumtoxinA for Injection for the Treatment of Upper Facial Lines.”
DaxibotulinumtoxinA for Injection for the Treatment of Lateral Canthal Lines
Lateral canthal lines (“LCL” or “crow’s feet”) are the spider-like fine lines around the outside corners of the eyes that become more obvious when someone smiles. These lines (also referred to as periorbital wrinkles, laugh lines or smile lines), fan out across the skin from the outer corner of each eye. Repetitive motions, such as squinting and smiling, can lead to the increase of wrinkles and contribute to the severity and onset of crow’s feet. Age and exposure to sun also play significant roles in development of these lines, which can deepen over time. Current treatments include eye creams and moisturizers, topical tretinoins, neuromodulator injections, dermal fillers and laser treatments. BOTOX® Cosmetic was approved to treat LCL in 2013 and is currently the only toxin approved for that use in the U.S., although other toxins are used off-label.
In March 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe lateral canthal lines (the "LCL Trial"). The objective was to understand the potential dosing of DaxibotulinumtoxinA for Injection in the lateral canthal area. We released top-line results from the LCL Trial in June 2020. The primary endpoint for efficacy was the proportion of subjects achieving a score of none or mild in wrinkle or line severity at Week 4 at maximum smile for crow’s feet. In the LCL Trial, 88% of subjects achieved a score of none or mild at Week 4 in at least one treatment group. DaxibotulinumtoxinA for Injection was well-tolerated at all dose levels. Adverse events were mild, localized and transient as expected and there were no treatment-related serious adverse events, as is common with other approved neuromodulators in the treatment of upper facial lines. One of the exploratory endpoints in the LCL Trial was duration of effect, defined as the median time to return to baseline wrinkle severity based on both investigator and patient assessment. At least one dose in the study demonstrated a median duration of effect of 24 weeks on crow’s feet. Interim data from the LCL Trial was used in the final design of the UFL Trial to optimize dosing and injection patterns, which is discussed above in Part I, Item 1. “Business—DaxibotulinumtoxinA for Injection for the Treatment of Upper Facial Lines.”
DaxibotulinumtoxinA for Injection Therapeutic
DaxibotulinumtoxinA for Injection is being developed for a variety of therapeutic indications, including cervical dystonia and upper limb spasticity. We will continue to evaluate development for other therapeutic indications, such as migraine, neurological movement and other disorders, based on the results of our current preclinical studies and clinical trials.
DaxibotulinumtoxinA for Injection for the Treatment of Cervical Dystonia
Cervical dystonia is a chronic neurologic disorder characterized by involuntary muscle contractions of the head, neck, and shoulders, resulting in pain, abnormal movements and/or postural changes. While not life-threatening, cervical dystonia can be painful and may have a significant effect on a person’s quality of life. The cause of cervical dystonia is often unknown, and treatment with a neuromodulator is the current standard of care.
In May 2017, we announced top-line data from a 37-subject, Phase 2 dose-escalating study of DaxibotulinumtoxinA for Injection to treat moderate to severe cervical dystonia. In 2018, we initiated the Phase 3 clinical trial program for cervical dystonia. ASPEN-1 Phase 3 is a 301-subject, randomized, double-blind, placebo-controlled trial comparing two doses of DaxibotulinumtoxinA for Injection (125 Units and 250 Units) to placebo. In October 2020, we announced positive topline results from the ASPEN-1 trial. This pivotal study enrolled a total of 301 subjects at 60 sites in the U.S., Canada and Europe. Subjects were randomized 3:3:1 to receive a single treatment of either 125 Units or 250 Units of DaxibotulinumtoxinA for Injection, or placebo and were followed for up to 36 weeks. The drug appeared to be well-tolerated at both doses. The study met its primary efficacy endpoint at both doses, demonstrating a clinically meaningful improvement in the signs and symptoms of cervical dystonia at the average of Weeks 4 and 6. Compared to placebo, subjects treated with either 125 Units or 250 Units showed a statistically significant greater change from baseline as measured on the Toronto Western Spasmodic Torticollis Rating Scale Total Score. Median duration of effect was 24.0 and 20.3 weeks, for the 125 Unit and 250 Unit dose groups respectively, based on the median time to loss of 80% of the peak treatment effect. There were no serious treatment-related adverse events and no dose-dependent increase in adverse events was observed. Treatment-related adverse events were generally transient and mild to moderate in severity, with one case of neck pain reported as severe, which resolved two days after onset. The three most common treatment-related adverse events were (for 125 Units and 250 Units, respectively): injection site pain (7.9%, 4.7%), headache (4.7%, 4.7%), and injection site erythema (4.7%, 2.3%). The incidence of dysphagia (difficulty swallowing) and muscle weakness, which are considered adverse events of particular interest with neuromodulator treatments for cervical dystonia, was low (for 125 Units and 250 Units, respectively): dysphagia (1.6%, 3.9%) and muscular weakness (4.7%, 2.3%).
We completed the enrollment for ASPEN-OLS, a long-term safety study for cervical dystonia, with a total of 354 subjects and expect to release topline results in the second half of 2021. DaxibotulinumtoxinA for Injection for cervical dystonia is expected to be our first therapeutic indication of which we are aiming for regulatory approval in 2023.
DaxibotulinumtoxinA for Injection for the Treatment of Adult Upper Limb Spasticity
Spasticity is a motor symptom characterized by rigidity, muscle tightness, joint stiffness, involuntary jerky movements, exaggeration of reflexes, unusual posture, abnormal positioning and muscle spasms and can affect the hands, fingers, wrists, arms, elbows or shoulders. Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke or brain injury. While not life-threatening, spasticity can be painful and may have a significant effect on a person’s quality of life. Neuromodulators are one of several approved therapies for the treatment of adult upper limb spasticity. Other treatments include oral and intrathecal muscle relaxants, physical therapy, splints, casts & braces, electrical stimulation, and surgery.
In December 2018, we initiated the JUNIPER Phase 2 randomized, double-blind, placebo-controlled, multi-center clinical trial to evaluate the efficacy and safety of DaxibotulinumtoxinA for Injection for adults with moderate to severe upper limb spasticity due to stroke or traumatic brain injury. In February 2021, we announced topline data from the JUNIPER Phase 2 trial. Subjects were assigned to one of three doses of DaxibotulinumtoxinA for Injection (250 units, 375 units, or 500 units) or to placebo. The trial was originally designed to include 128 subjects. Due to the ongoing COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, the Company made the decision in June 2020 to curtail enrollment at 83 subjects.

The study’s co-primary endpoints were improvement from baseline in the Modified Ashworth Score (“MAS”) and the Physician Global Impression of Change (“PGIC”) score at Week 6. In the JUNIPER trial, proof of concept was demonstrated with all three doses being numerically higher than placebo for the improvement in the MAS score, with the 500-unit dose demonstrating a clinically meaningful and statistically significant reduction from baseline in muscle tone versus placebo (p=0.0488). Additionally, each of the three doses demonstrated a numerical improvement compared with placebo on the PGIC assessment but did not reach statistical significance.

The study was designed to run for up to 36 weeks, with the co-primary measures: mean change from baseline in muscle tone measured with the MAS in the suprahypertonic muscle group ("SMG" - the highest degree for muscle tone) of the elbow, wrist, or finger flexors at Week 6; and mean score of the PGIC at Week 6. The first 73 subjects, who were dosed before enrollment was paused in March due to the COVID-19 pandemic, were followed for up to 36 weeks, and the succeeding 10 subjects were followed up to Week 12.

On a key secondary endpoint, DaxibotulinumtoxinA for Injection delivered a median duration of at least 24 weeks across all three doses. Duration of effect was defined as the time from injection (in weeks) until the loss of improvement as measured by the MAS (for the SMG) and the PGIC, or a request for retreatment by the subject.

All three doses of DaxibotulinumtoxinA for Injection were generally safe and well tolerated with no increase in the incidence of adverse events observed in the higher dose treatment groups. The majority of treatment-related adverse events were mild or moderate in severity.

The JUNIPER Phase 2 trial generated sufficient data to inform our dosing strategy for our Phase 3 program. In 2021, we plan to schedule an end-of-Phase 2 meeting with the FDA prior to finalizing a Phase 3 program.

DaxibotulinumtoxinA for Injection for the Treatment of Plantar Fasciitis
Plantar fasciitis is a painful affliction caused by inflammation of the ligament running along the bottom of the foot, which causes 80% of reported cases of heel pain. Neuromodulators are not currently approved for treating plantar fasciitis. In December 2018, we initiated a Phase 2 prospective, randomized, double-blind, multi-center, placebo-controlled study to evaluate the safety and efficacy of two doses of DaxibotulinumtoxinA for Injection in reducing the signs and symptoms of plantar fasciitis. We released topline results in November 2020. The study’s primary efficacy endpoint was the change from baseline on the 10-point Numeric Pain Rating Scale ("NPRS") score averaged over five days at Week 8. In the trial, both doses of DaxibotulinumtoxinA for Injection resulted in significant measurable pain relief after treatment that was numerically greater than placebo. However, neither dose met the primary efficacy endpoint of statistically significant improvement from baseline in the NPRS for foot pain at Week 8, compared to placebo. Subjects treated with DaxibotulinumtoxinA for Injection showed an average reduction from baseline of 3.29 on the NPRS (a 54.6% reduction) at 80U (p=0.2135 vs. placebo) and 3.25 on the NPRS (a 50.1% reduction) at 120U (p=0.2205 vs. placebo, p=0.9207 vs. 80U), compared to placebo subjects at 2.75 on the NPRS (a 45.1% reduction). DaxibotulinumtoxinA for Injection was found to be safe and well-tolerated at both doses through Week 24. There were no serious treatment-related adverse events and no dose dependent increase in adverse events was observed. Treatment-related adverse events were generally transient and mild to moderate in severity. Although the results of this study did demonstrate pain relief on the NPRS that was numerically greater from baseline than placebo, neither was statistically significant. As such, we are not currently pursuing the plantar fasciitis indication, and we will focus our efforts on indications for muscle movement and pain disorder indications where the use of neuromodulators is well-established.
DaxibotulinumtoxinA for Injection for the Treatment of Migraine
Migraine headache is a central nervous system disorder characterized as moderate to severe headache and often includes other symptoms such as nausea and vomiting. Migraine headache affects more than 38 million people in the U.S., of which more than 3 million of whom suffer from chronic migraine headache. Chronic migraine headache is both undertreated and underdiagnosed and is defined as more than fifteen headache days per month over a three-month period of which more than eight are migrainous, in the absence of medication overuse.
We continue to evaluate the timing of the initiation of migraine clinical trials.

Topical

We are evaluating preclinically a topical program for indications currently served by neuromodulator treatments. A topical product presents several potential advantages, including painless topical administration, no bruising, ease of use and limited dependence on administration technique by physicians and medical staff. We believe these potential advantages may improve the experience of patients undergoing neuromodulator procedures and could make a topical product candidate suitable for multiple indications in the future. We may conduct additional preclinical work for a topical product candidate in therapeutic and aesthetic applications where neuromodulators have shown efficacy and are particularly well suited for injection-free treatments.

Our Strategic Collaborations
The RHA® Pipeline Products
In January 2020, we entered into the Teoxane Agreement with Teoxane, pursuant to which Teoxane granted us with an exclusive right to import, market, promote, sell and distribute the RHA® Pipeline Products in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. Of the RHA® Pipeline Products, RHA® 2, 3 and 4, or the RHA® Collection of dermal fillers, have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds. RHA® 1 is currently in ongoing clinical trials for the treatment of perioral rhytids (lip lines). Teoxane submitted the premarket approval application for RHA® 1 in January 2021 and is aiming for FDA approval in the second half of 2021.
From June to August 2020, we completed the PrevU program, a pre-launch promotional program of the RHA® Collection of dermal fillers, for select practices, including key opinion leaders. For additional information on the PrevU program, see “Sales and Marketing” below. In August 2020, we established our field sales team of approximately 100 members, and, in September 2020, we launched the RHA® Collection of dermal fillers. For the year ended December 31, 2020, we recognized $12.9 million in product revenue and $4.8 million for cost of product revenue (exclusive of amortization) from the launch of the RHA® Collection of dermal fillers.
The Teoxane Agreement is effective for a term of ten years from product launch and may be extended for a two-year period upon the mutual agreement of the parties. In September 2020, we entered into the First Amendment to the Teoxane Agreement to memorialize a revised launch date from April to September as a result of delays related to the COVID-19 pandemic. Pursuant to the Teoxane Agreement, we are required to meet certain minimum purchase obligations and certain minimum expenditure requirements, which are discussed in Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements— Note 17—Commitments and Contingencies." If Teoxane pursues regulatory approval for RHA® Pipeline Products for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We will also have a right of first negotiation with respect to any cosmeceutical products that Teoxane wishes to distribute in the U.S, and Teoxane will have a right of first negotiation in connection with the distribution of DaxibotulinumtoxinA for Injection for aesthetic use outside the U.S. and U.S. territories where Teoxane has an affiliate.
OnabotulinumtoxinA Biosimilar
We entered into the Viatris Collaboration in February 2018, under which Revance and Viatris are collaborating exclusively, on a worldwide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. In February 2019, we had a biosimilar initial advisory meeting (“BIAM”) with the FDA and Viatris on a proposed onabotulinumtoxinA biosimilar product candidate. Based on the FDA’s feedback, Revance and Viatris believe that a 351(k) pathway for the development of an onabotulinumtoxinA biosimilar is viable.

In August 2019, we entered into an amendment to the Viatris Collaboration (the “Viatris Amendment”) which, among other things, extended the period of time for Viatris to make a decision under the Viatris Collaboration (the “Continuation Decision”) as to whether to continue the biosimilar development program beyond the initial development plan and the BIAM. In accordance with the Viatris Amendment, Viatris was required to notify us of the Continuation Decision on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that we provide Viatris with certain deliverables. Pursuant to the Viatris Amendment, Viatris agreed to pay us an additional $5.0 million above the previously agreed non-refundable upfront payment of $25.0 million with contingent payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones, tiered sales milestones of up to $225.0 million, and royalties on sales of the biosimilar in the Viatris territories previously disclosed from the Viatris Collaboration. In June 2020, we announced that Viatris provided us its written notice of its Continuation Decision and paid us a $30 million milestone payment in connection with the Continuation Decision. We began the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work, followed by an anticipated filing of an Investigational New Drug Application (“IND”) with the FDA in 2022. Viatris has paid us an aggregate of $60 million in non-refundable fees as of December 31, 2020.
Fosun License Agreement
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights.
Fosun has paid us non-refundable upfront and other payments totaling $31.0 million before foreign withholding taxes as of December 31, 2020. We are also eligible to receive (i) additional remaining contingent payments of up to $229.5 million upon the achievement of certain milestones based on (a) the approval of BLAs for certain aesthetic and therapeutic indications and (b) first calendar year net sales, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.

Our Technology
Our Proprietary Peptide Excipient Technology
Employing our proprietary peptide excipient technology may deliver improved performance when combined with other active drug macromolecules, as demonstrated in clinical trials with our lead candidate DaxibotulinumtoxinA for Injection.
DaxibotulinumtoxinA for Injection Delivery of Botulinum Toxin
The DaxibotulinumtoxinA for Injection formulation incorporates our proprietary stabilizing peptide excipient along with the other excipients: polysorbate-20, buffers and a sugar. DaxibotulinumtoxinA for Injection will be supplied as a lyophilized powder which will require reconstitution with saline prior to injection. The highly positively charged peptide excipient has been shown to bind non-covalently to the daxibotulinumtoxinA molecule. The unique formulation of DaxibotulinumtoxinA for Injection has permitted us to create a drug product without human serum albumin, found in all other FDA approved neuromodulator products. Preclinical and clinical data taken together suggest that DaxibotulinumtoxinA for Injection may provide long duration of effect at the target muscle with a safety profile consistent with currently approved neuromodulator products.

HintMD Platform
HintMD’s product offering includes the point of sale ("POS") platform, software and hardware terminal. The hardware terminal is manufactured by a third party manufacturer, and the POS platform and software are HintMD’s proprietary technologies. Another feature of the HintMD platform is a downloadable application on both Google’s Android and Apple’s iOS operating systems that allows patients to remotely interface with the practices’ terminals. The HintMD platform provides the below functionalities:

•Payment solution purposely built for aesthetics practices: HintMD’s POS platform provides a simple to use payment solution specifically designed for aesthetics practices, but also delivers insights about individual habits by integrating business intelligence into each practice with insights on patient visit counts, average patient spend, cross-selling patterns and revenue trends. The HintMD platform provides opportunities for practices to promote new treatments and products and introduce subscription plans. HintMD’s POS platform also integrates a range of administrative activities in one system to enable the scheduling of patient visits, viewing of patient information and processing of payments.
•Maximize membership through dynamic subscription programs: The HintMD platform allows physicians to design a personalized treatment plan for their patients using their recommended treatments and products on a subscription basis. Memberships give patients multiple payment options that are designed to fit a variety of budgets and provide flexible subscription options with the goal of enabling practices to offer a treatment regimen that is customized and affordable for the patient.

Manufacturing and Operations
We have established capabilities for the production of botulinum toxin type A, including bulk drug substance and injectable finished drug product. Botulinum toxin is regulated as a Tier 1 Select Agent under authority of the Centers for Disease Control and Prevention (“CDC”), and as such requires that we obtain a select agent registration and perform our operations in compliance with CDC regulations. We are in good standing under our select agent registration with the CDC. We have assembled a team of experienced individuals in the technical disciplines of chemistry, biology, biosafety, and engineering and have appropriately equipped laboratory space to support ongoing research and development efforts in our botulinum toxin product development platform. We have the ability to manufacture our own botulinum toxin bulk drug substance to support our clinical trial programs and eventually, our commercial production. We also plan to use third-party manufacturers to further scale-up DaxibotulinumtoxinA for Injection drug product manufacturing to meet anticipated commercial demand in the event of BLA approval.

In March 2017, we entered into, and in December 2020, we amended a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (as amended, the “ABPS Services Agreement”) with Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“ABPS”), a contract development and manufacturing organization. ABPS will serve as a dual supply source and provide drug product manufacturing services for us at its aseptic manufacturing facility in San Diego, California. The ABPS Services Agreement also mitigates supply chain risk by giving us a second manufacturing location for drug product manufacturing. The December 2020 amendment, among other things, modified ABPS’s dedicated manufacturing capacity and buyback obligations and our related payment obligations for our neuromodulator products, as well as provisions relating to the cancellation of product batches and the termination of the ABPS Services Agreement. Under the ABPS Amendment, we are subject to minimum purchase obligations of $8.0 million for the year ended in December 31, 2021, and $30.0 million for each of the years ended December 31, 2022, 2023 and 2024.
We manufacture and perform testing for both bulk drug substance and finished dosage strengths of DaxibotulinumtoxinA for Injection. The additional components required for our product lines and the peptide for DaxibotulinumtoxinA for Injection are manufactured by third parties under contract with us. Please see “Outsourced Components” for additional information.
Drug Substance Manufacturing
Manufacture of the drug substance for DaxibotulinumtoxinA for Injection is based on microbial fermentation followed by product recovery and purification steps. The process is entirely free of animal and human-derived materials and depends on standard raw materials available commercially. The process is already scaled to support expected future commercial demands. Bulk drug substance is stable when stored under required conditions, which allows us to establish reserves of drug substance and allows periodic drug substance production to replenish inventories as needed.

Drug Product Manufacturing
Manufacture of dose forms to support the DaxibotulinumtoxinA for Injection programs is currently performed at our fill-finish facility. The manufacturing process consists of bulk compounding, liquid fill and freeze-drying to support acceptable shelf-life duration. We plan to perform further scale-up of DaxibotulinumtoxinA for Injection drug product manufacturing to meet anticipated commercial demand and may utilize current and additional internal capacity, a third-party manufacturer such as ABPS or a combination of both.

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
Our agreement with ABPS includes manufacture and supply of drug product in accordance with certain specifications. This agreement also includes certain quality control and inspection provisions through which we can ensure the satisfactory quality of our drug product. The ABPS Services Agreement has an initial term that will expire in March 2024, unless sooner terminated by either party in accordance with its terms.
Supply of the RHA® Collection of Dermal Fillers
The Teoxane Agreement granted us the exclusive right to import, market, promote, sell, and distribute the RHA® Pipeline Products in the U.S. The agreement is effective for a term of ten years and may be extended for two additional years upon mutual agreement, provided that agreed upon annual purchase and commercialization spend minimums are maintained. In September 2020, we entered into the First Amendment to the Teoxane Agreement to memorialize a revised launch date from April to September as a result of delays related to the COVID-19 pandemic. We are a distributor of the RHA® Pipeline Products and are not involved in the manufacturing process.

Sales and Marketing
From June to August 2020, we completed the PrevU program, a pre-launch promotional program of the RHA® Collection of dermal fillers, for select practices, including key opinion leaders. The PrevU program, coupled with the ongoing RHA® Collection of dermal fillers education program, provided a solid foundation of experienced injectors to prepare for a full-scale rollout of the RHA® Collection of dermal fillers.

In September 2020, we became a commercial company and launched the prestige aesthetics portfolio, which included the RHA® Collection of dermal fillers and the HintMD platform. We completed the onboarding and training processes for our 100 plus person field force team in August 2020. The team will also support the potential launch of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines if approval is received.

Intellectual Property
Our success depends in large part on our ability to obtain and maintain intellectual property protection for our drug candidates, novel biological discoveries, and drug development technology and other know-how, to operate without infringing on the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary and intellectual property rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on know-how, copyright, trademarks and trade secret laws, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Such protection is also maintained using confidential non-disclosure agreements. Protection of our technologies is important for us to offer our customers proprietary services and products unavailable from our competitors, and to exclude our competitors from using technology that we have developed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected.
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
In June 2016, we entered into an asset purchase agreement (the “BTRX Purchase Agreement”) with Botulinum Toxin Research Associates, Inc. (“BTRX”). Under the BTRX Purchase Agreement, we acquired all rights, title and interest in a portfolio of botulinum toxin-related patents and patent applications from BTRX and were granted the right of first negotiation and of right of first refusal with respect to other botulinum toxin-related patents owned or controlled by BTRX.
As of December 31, 2020, Revance, including HintMD, held approximately 465 issued patents and approximately 133 pending patent applications, including foreign counterparts of U.S. patents and applications. 43 of our patents are issued in the U.S., with the rest issued in Australia, Brazil, Canada, China, Colombia, various countries in Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Singapore and South Africa. In addition, we have pending patent applications in the U.S. as well as in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and Singapore. The earliest that any of our U.S. patents will expire is July 20, 2021 for U.S. Patent No. 7807780. The latest that any of our U.S. patents will expire is July 20, 2035. We will continue to pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.
On May 2, 2018, Allergan plc filed an Opposition in the European Patent Office against our European Patent No. EP 2 661 276 titled “Topical composition comprising botulinum toxin and a dye.” While the opposed patent is not material to DaxibotulinumtoxinA for Injection, we continue to take appropriate measures to defend the patent and have appealed a decision to revoke the patent, which remains in force during the appeal. On May 2, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. We are vigorously defending this patent in the European Patent Office. We were informed in May 2019 that our patent application NC2018/0005351 pending in Colombia for “Injectable Botulinum Toxin Formulations And Methods of Use Thereof Having Long Duration of Therapeutic Effect” was opposed. We have responded to this pre-grant opposition. Furthermore, even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims.
Our registered U.S. trademarks include REVANCE®, MOTISTE®, “Remarkable Science Changes Everything®”, “Remarkable Science. Enduring Performance®”, R Logo® and SUBSCRIBE TO YOUR BEST SELF®.

Competition
We have entered and expect to continue to enter highly competitive pharmaceutical and medical device markets. Successful competitors have the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products. Numerous companies are engaged in the development, financial, research, manufacture and marketing of healthcare products competitive with those that we are developing. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. Our competitors may be able to develop competing or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation.
Based on our ongoing clinical trials and submission of our BLA to the FDA for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines, we will continue to pursue additional regulatory approvals for the indications supported in these trials. Initially, we expect to compete directly with competitors that sell an injectable neuromodulator product and dermal fillers in the markets where we have a labeled indication and/or regulatory clearance.
Injectable Botulinum Toxin Neuromodulators
Our primary competitors for DaxibotulinumtoxinA for Injection globally are expected to be companies offering injectable dose forms of neuromodulators, including:
•BOTOX® and BOTOX® Cosmetic, which are marketed by Abbvie. The FDA approved BOTOX® and BOTOX® Cosmetic for multiple indications, including glabellar lines, forehead lines, crow’s feet, axillary hyperhidrosis, upper and lower limb spasticity, cervical dystonia, strabismus, blepharospasm, chronic migraine, incontinence, overactive bladder and pediatric detrusor overactivity. Abbvie is a leading global pharmaceutical company with significant research, discovery, and delivery capabilities.
•Dysport®, an injectable neuromodulator, which is marketed by Ipsen Ltd. ("Ipsen") and Galderma. Dysport® has been approved for the treatment of glabellar lines, cervical dystonia, and upper and lower limb spasticity. Galderma has rights to market the product in the U.S. and Canada. Ipsen granted Galderma an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the U.S., Canada and Japan. Galderma is Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. The health authorities of 15 European countries have also approved Dysport® for glabellar lines under the trade name Azzalure®.
•Myobloc® (rimabotulinumtoxinB), an injectable neuromodulator, which is marketed by US WorldMeds. The FDA approved Myobloc® for the treatment of cervical dystonia and chronic sialorrhea.
•Xeomin®, an injectable neuromodulator, which is marketed by Merz Pharma ("Merz"). The FDA approved Xeomin® for the treatment of glabellar lines, cervical dystonia, blepharospasm, upper limb spasticity and chronic sialorrhea. Xeomin® is also currently approved for the treatment of glabellar lines in Korea, Argentina and Mexico, and therapeutic indications in most countries in the European Union, Canada and certain countries in Latin America and Asia. Bocouture® (rebranded from Xeomin®), marketed by Merz, has approval for glabellar lines in Germany and the European Union.
•Jeuveau®, an injectable neuromodulator, which is marked by Evolus, Inc. ("Evolus") in the U.S. The FDA approved Jeuveau® for the treatment of glabellar lines only. Jeuveau® is also known as NABOTA® in South Korea as well as in other geographic areas and was designated Nuceiva™ in Canada.
We are aware of competing neuromodulators currently being developed or commercialized in the U.S., Asia, South America and other markets. Some of these markets may or may not require adherence to the FDA’s current good manufacturing practice standards (“cGMPs”) or the regulatory requirements of the EMA or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While some of these products may not meet U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than U.S. and European manufacturers. In addition to the injectable neuromodulator forms, we are aware that other companies are developing topical botulinum toxins for cosmetic and therapeutics indications and are conducting clinical trials for acne, facial aesthetic and hyperhidrosis.
Dermal Fillers
Our primary competitors for the RHA® Collection of dermal fillers in the U.S. include:

•the Juvéderm family of fillers, which are marketed by AbbVie. The FDA has approved Juvéderm VOLUMA® XC for the correction of age-related volume loss in the mid-face for up to 2 years; Juvéderm® Ultra XC, which contains lidocaine, for injection into the lips and perioral area for lip augmentation; Juvéderm Ultra Plus XC, which contains lidocaine, for injection in the facial tissue to smooth wrinkles and folds, especially around the nose and mouth; and Juvéderm Volbella® XC for use in the lips for lip augmentation and for correction of perioral lines.
•the Restylane® family of fillers, which are marketed by Galderma. The FDA has approved Restylane® Refyne for the treatment of moderate to severe facial wrinkles and folds; Restylane® Defyne for the treatment of moderate to severe, deep facial wrinkles and folds; Restylane® and Restylane-L® for mid-to-deep injection into the facial tissue for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds and for injection into the lips; and Restylane® Lyft, formerly marketed as Perlane-L®, which contains lidocaine, for cheek augmentation and the correction of age-related mid-face contour deficiencies.
•Radiesse®, a calcium hydroxylapatite marketed by BioForm Medical, Inc., which was acquired by Merz; Sculptra® which is marketed by Galderma, and Belotero Balance®, which is marked by Merz.
Aesthetic Fintech Platforms
The payment processing solutions market is large and competitive, but HintMD’s industry focus on aesthetic practices and its vertically integrated payments platform provide a competitive advantage. HintMD has focused on aesthetic practices since inception and has developed a strong understanding of the unique needs and requirements of aesthetic practices.
HintMD expects competition to increase in the future from both established competitors and new market entrants. Current competitors include:
•Incumbent payment processing solution providers, including Square and Stripe;
•Banks that offer payment solutions; and
•Electronic medical record systems that offer payment solutions, such as Modernizing Medicine and Nextech.

Government Regulations

Product Approval Process in the U.S.
In the U.S., the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (“FDCA”), its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates, DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar, are subject to regulation by the FDA as biologics. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the U.S.
The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a biologic may be marketed in the U.S. generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s current good laboratory practices (“GLPs”);

•submission to the FDA of an IND which must become effective before human clinical trials in the U.S. may begin;
•approval by an institutional review board ("IRB"), at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current good clinical practices (“GCP”) regulations to establish the safety and efficacy of the product candidate for its intended use;
•submission to the FDA of a BLA;
•satisfactory completion of an FDA inspection, if the FDA deems it as a requirement, of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, potency, quality and purity, as well as compliance with applicable Quality System Regulations (“QSR”), for devices;
•potential inspections by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;
•potential review of the BLA by an external advisory committee to the FDA, whose recommendations are not binding on the FDA; and
•FDA review and approval of the BLA prior to any commercial marketing or sale.
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
Clinical Trials
Clinical trials involve the administration of the product candidate to human patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and effectiveness. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with GCPs. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The product candidate is initially introduced into a limited population of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for some diseases, or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.
•Phase 2. The product candidate is evaluated in a limited patient population, but larger than in Phase 1, to identify possible adverse events and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to assess dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, and provide substantial evidence of clinical efficacy and safety in an expanded patient population, such as several hundred to several thousand, at geographically dispersed clinical trial sites. Phase 3 clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. These trials typically have at least 2 groups of patients who, in a blinded fashion, receive either the product or a placebo. Phase 3 clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.
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
Once the FDA receives a BLA, it has 60 days to review the BLA to determine if it is substantially complete and the data are readable, before it accepts the BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has twelve months from submission in which to complete its initial review of a standard BLA and make a decision on the application, and eight months from submission for a priority BLA, and such deadline is referred to as the PDUFA date. The FDA does not always meet its PDUFA dates for either standard or priority BLAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA date.
After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, potency, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategies (“REMS”) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval and limit commercial opportunity.
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
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of the FDA approval of our biologic product candidate, one or more of our U.S. patents may be eligible to be the basis for an application for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during the FDA regulatory review process, which coincides with the period of product development and regulatory review. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product may be extended, and the application for the extension must be submitted prior to the expiration of the patent and within 60 days after drug approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension. In the future, we may apply for extension of patent term for one or more of our currently owned or licensed patents to add patent term beyond the current expiration date of one of our patents, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.
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

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations
In addition to FDA restrictions on marketing of pharmaceutical products, our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute any product for which we obtain marketing approval. The federal and state fraud and abuse laws that restrict certain business practices in the biotechnology industry include but are not limited to anti-kickback and false claims statutes.
The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which, among other things, amended the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute.
The federal civil and criminal false claims laws, including the civil False Claims Act, and the federal civil monetary penalties laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free products to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.
The federal transparency requirements under the ACA, commonly referred to as the Physician Payments Sunshine Act, require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, as defined to include doctors, dentists, optometrists, podiatrists and, and teaching hospitals and ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information related to payments and other transfers of value provided in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiology assistants, and certified nurse-midwives.
The Health Insurance Portability and Accountability Act imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Similar state, local and foreign healthcare laws and regulations may also restrict business practices in the biotechnology industry, such as state anti-kickback and false claims laws, which may apply to business practices including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by Health Insurance Portability and Accountability Act, thus complicating compliance efforts.
In General
The process of obtaining regulatory approvals and the compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities now and in the future could be subject to challenge under one or more of these laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government healthcare programs, integrity oversight and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
U.S. and Foreign Privacy and Security Laws and Regulations
We are subject to federal laws and regulations that seek to protect U.S. consumers and patients and to govern the collection, use, maintenance, storage, disclosure, protection, transfer, and destruction (collectively, the “processing”) of information that directly or indirectly identifies individuals (“personal information”), including personal information of patients and consumers who reside in the United States. Additionally, state and local laws govern the protection of consumers and the processing of the personal information of a state’s residents processed by businesses operating inside or outside of their physical borders (collectively, these federal and state laws and regulations are referred to as “privacy laws”). Most federal privacy laws apply to our actions within specific industry sectors. The most significant of these privacy laws for us is the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and each of their implementing regulations (collectively, “HIPAA”), which applies to certain of our actions within the health care sector. HIPAA imposes strict privacy, security, and breach notification obligations and standards on “covered entities” related to their use and disclosure of individually identifiable health information, defined by HIPAA as “protected health information” or “PHI”. Covered entities are defined under HIPAA to include healthcare providers that undertake certain electronic transmissions of PHI, such as submitting electronic claims for reimbursement for the treatment of patients. Many of our health care provider customers are considered to be covered entities. HIPAA also applies to companies that create, receive, maintain, or transmit PHI for or on behalf of a covered entity (called “business associates”). Even though we are generally not a covered entity or a business associate in our general business activities, HIPAA limits the amount of data including PHI that can be shared between our business and our health care provider customers. In certain of our activities, Revance or Hint also may be considered a business associate of Hint's aesthetic practice customers and directly subject to HIPAA, for instance when we enter into business associate agreements with covered entities related to our HintMD business, as discussed more below. We also may be subject to certain of HIPAA’s provisions as a covered entity related to our company health plan. HIPAA is generally enforced by the Office of Civil Rights (“OCR”) that can bring enforcement actions against companies that violate HIPAA’s privacy, security or breach notification rules and levy significant civil fines and/or require changes to the manner in which PHI is used and disclosed. The Department of Justice has jurisdiction under HIPAA to bring criminal enforcement actions against covered entities, business associates and possibly other entities for fraudulent misuse of PHI and other criminal acts. Further, HIPAA provides state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Further, if we are in possession of PHI as a business associate or as part of our health plan covered entity and we have an unauthorized use or disclosure of the PHI, we will be required pursuant to the HIPAA breach notification rule, to notify our customer covered entity, or notify patients, and/or OCR and HHS, of which OCR is a part. In addition to HIPAA, there could also be other federal privacy laws that might impact smaller parts of our operations such as the Fair Credit Reporting Act when we undertake employee screening and background checks.
In addition to federal privacy laws, such as HIPAA, we are also subject to federal laws that apply to how we conduct consumer marketing and advertising. The most significant of these federal laws is Section 5 of the Federal Trade Commission Act (“FTCA”), which prohibits unfair or deceptive acts or practices directed toward consumers. The FTC has brought aggressive enforcement actions against companies they believe have made material misrepresentations on their website or mobile app privacy statements with respect to their processing of personal information of consumers. Additionally, the Telephone Consumer Protection Act (the “TCPA”) governs the manner in which we send mobile phone marketing and commercial messages to consumers. The Federal Communication Commission enforces the TCPA, however, the TCPA includes a private right of action with statutory damages and there have been lawsuits brought by private plaintiffs against biopharmaceutical and medical device companies.
In addition, state privacy laws include consumer protection laws that are very similar to the FTCA and that are enforced by state attorneys general. Other state laws, including those that govern health information and may be more stringent than HIPAA, also govern our processing of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating our compliance efforts, potentially increasing the financial costs of compliance, and exposure to liability.
For example, California enacted the California Consumer Privacy Act, and its subsequent implementing regulations (collectively, the “CCPA”), which created new individual privacy rights for California consumers (as defined in the law) including providing consumers a private right of action and receipt of a statutory damages award for a breach of their personal information. The CCPA places significant privacy and security obligations on entities handling personal information of California consumers or households. The CCPA requires covered entities to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The statutory obligations of CCPA went into effect on January 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and for personal information collected pursuant to certain clinical trial regulations, the CCPA may impact our business depending on how the CCPA will be interpreted and enforced. In addition, California recently passed the California Privacy Rights Act of 2020 (the “CPRA”), which goes into effect on January 1, 2023. Pursuant to the CPRA, the CCPA will be amended by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The uncertainty and rapidity with which the CCPA and CPRA have changed exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information. Other states in the United States are also beginning to propose laws similar to the CCPA. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, results of operations and financial condition.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy laws with which we, our customers, and our vendors must comply. For example, member states of the European Economic Area (“EEA”) have adopted the General Data Protection Regulation 2016/679 (“GDPR”) , which came into effect in May 2018 and introduces strict requirements for the processing of personal data of data subjects in the EEA, including clinical trial data. The GDPR has increased compliance burdens on us, including by requiring the following: establishing a legal basis for processing personal data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects for controllers (including presentation of certain information in a concise, intelligible and easily accessible form about how their personal data is used and their rights vis-à-vis that data and its use); introducing the obligation to carry out so-called data protection impact assessments in certain circumstances; establishing limitations on collection and retention of personal data through ‘purpose,’ ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects (such as rights for individuals to be ‘forgotten,’ rights to data portability, rights to object in certain circumstances); formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing obligations to agree to certain specific contractual terms and to take certain measures when engaging third party processors and joint controllers; introducing the obligation to provide notice of certain significant security breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the European Union in certain circumstances. The processing of ‘special categories of personal data’ (such as data concerning health, biometric data used for unique identification purposes and genetic information) imposes further heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR increases our obligations with respect to clinical trials conducted in Europe by expressly expanding the definition of personal data to include ‘pseudonymized’ or key-coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. The GDPR also provides that EEA member states should make their own further laws and regulations to introduce specific requirements related to the processing of ‘special categories of personal data,’ as well as personal information related to criminal offenses or convictions. This fact may lead to greater divergence on the law that applies to the processing of such data types across the EEA, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. In addition, the GDPR provides for robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4 percent of the annual global revenue of the noncompliant company for the preceding financial year, whichever is greater. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal information carried out by non-compliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
In addition to the above privacy laws that are generally applicable to our business, our physician customers use the HintMD platform to process personal information and PHI. Where we are determined to be a business associate of our physician customers who are covered entities pursuant to HIPAA, the HIPAA security and breach rules would apply directly to our business associate activities. Further, the terms of the business associate agreements we enter into with covered entities would also generally apply parts of the HIPAA privacy rule to our activities.
The costs of compliance with HIPAA, federal and state privacy laws and breach notification laws, the GDPR and other foreign privacy laws as well as the associated burdens imposed by such non-harmonized laws, may limit the use or adoption of the HintMD platform, lead to significant fines, penalties or liabilities related to noncompliance, or slow the pace at which we undertake our business or close sales of the HintMD platform, any of which could harm our business. Moreover, if our employees fail to adhere to the company’s processes and practices for the protection and/or appropriate use of personal information or PHI, or in other ways violate privacy laws or breach notification laws, it may damage our reputation and brand. Finally, any failure by our vendors to comply with the terms of our contractual provisions or the applicable privacy laws or breach notification laws, could result in proceedings against us by governmental entities or others.
As our business continues to expand in the U.S. and other jurisdictions, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us. It is possible that the GDPR, CCPA, CRPA, or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices and compliance with such laws and regulations could require us to change our business practices and compliance procedures in a manner adverse to our business. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations as they are enforced now or as they evolve.
Security Failures and Breach Notification Laws
Our internal computer systems, cloud-based computing services and those of our current and any future vendors, collaborators, contractors, or consultants are vulnerable to interruption. Cyberattacks and other malicious internet-based activity continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We cannot guarantee that our or our vendors, collaborators, contractors, or consultants’ security measures will be sufficient to protect against unauthorized access to, or other compromise of, personal information or confidential or proprietary information. Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. We may also be the subject of phishing attacks, viruses, denial of service attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, there can be no assurance that our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf will be effective in protecting against unauthorized access to our platform or our or our customers’ information. Our platform, systems, networks, and physical facilities could be breached, or personal information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our platform, networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our vendors.
We are required to comply with laws, rules and regulations that require us to maintain the security of personal information. We may have contractual and other legal obligations to notify relevant stakeholders of security breaches. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to such data, including personal information. In addition to the breach notification obligations under HIPAA, every state in the U.S. now has similar breach notification obligation laws (“breach notification laws”). Breach notification laws vary from state to state but upon an unauthorized disclosure of certain sensitive personal information, generally require notification to data subjects as well as notification in some circumstances to state agencies, such as the state attorneys general or the consumer protection bureau, and in some circumstances, notification to media. Personal information that could trigger a breach notification obligation also differs from state to state, but generally includes the name of the individual in addition to one or more of the following: financial account information, health information, social security number, driver’s license number, and information that could provide access to an account such as an email address and password.
The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our products and services as well as other harms to our business and our competitive position. Remediation of any potential security breach may involve significant time, resources, and expenses. Any security breach may result in regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage will be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal information or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

Medical Device Distribution
As the distributor of Teoxane’s RHA® Collection of dermal fillers, we are required to maintain certain licenses, registrations, permits, authorizations, approvals or other types of state and local permissions in order to comply with various regulations regarding the distribution of medical devices, and we must cooperate with Teoxane in the event of any medical device reports (adverse events) or product recalls. Satisfaction of regulatory requirements may take many months, and may require the expenditure of substantial resources. Failure to comply with such regulatory requirements can result in enforcement actions, including the revocation or suspension of licenses, registrations or accreditations, and can also subject us to plans of correction, monitoring, civil monetary penalties, civil injunctive relief and/or criminal penalties. Failure to obtain state regulatory approval will also prevent distribution of products where such approval is necessary and will limit our ability to generate revenue. Maintaining the necessary compliance infrastructure to support these activities will result in increased expense.

Coverage and Reimbursement
Patients in the United States and elsewhere generally rely on third‑party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, our ability to commercialize DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications such as cervical dystonia, adult upper limb spasticity will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications, or we may be required to sell them at a discount.
We expect that third-party payors will consider the efficacy, cost effectiveness and safety of DaxibotulinumtoxinA for Injection in determining whether to approve reimbursement for DaxibotulinumtoxinA for Injection for therapeutic indications and at what level. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DaxibotulinumtoxinA for Injection for therapeutic indications from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
In some foreign countries, particularly Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies, and so we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including DaxibotulinumtoxinA for Injection, to other available therapies. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control company profits.

Healthcare Reform
The ACA was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. biotechnology industry. There have been challenges by the executive, judicial and legislative branches of government to certain aspects of the ACA, including some challenges that still remain and intended to delay or prevent the implementation of certain provisions of the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, which began January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the former U.S. presidential administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the former U.S. presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. On July 24, 2020 and September 13, 2020, the formal presidential administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The likelihood of implementation of any of the other former U.S. presidential administration's reform initiatives is uncertain, particularly in light of the new presidential administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Payments Regulation
Numerous laws and regulations govern the payments industry in the U.S. The current activities of the HintMD platform do not require it to register as a money services business (“MSB”) or be licensed as a money transmitter or other form of MSB with any U.S. state. However, HintMD may become subject to such regulation in the future as the business continues to grow and evolve, and as the laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change. Such a designation, among other things, would subject HintMD to increased operating costs to comply with registration and reporting requirements and inspection by state regulatory agencies. The payments industry regulations may also be applicable to Revance as the parent of HintMD. All HintMD platform operations are conducted by certain Revance employees who will be subject to the regulations described in this section.

HintMD is currently subject to certain payments-related compliance obligations pursuant to its contractual obligations under its payment solutions agreement with MetaBank, National Association and First Data Merchant Services LLC (the “Payment Facilitator Agreement”). These requirements relate to, among other things, operating pursuant to an anti-money laundering policy that is consistent with the USA PATRIOT Act, the U.S. Bank Secrecy Act and the economic sanctions regulations promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control.

In addition, credit and debit card processing are subject to industry-created and industry specific rules and regulations, including those of Visa Inc. and MasterCard International Inc. (“Rules”). The Rules apply to HintMD because of its contractual obligations pursuant to the Payment Facilitator Agreement. Failure to comply with the Rules can result in termination of the Payment Facilitator Agreement or other key supplier agreements. Changes in the Rules could also mandate material changes in how HintMD solicits new potential clients and fee structures applicable to its agreements with clients, which could result in decreased margins on services of the HintMD platform.

Rules, such as Payment Card Industry Data Security Standards ("PCI DSS") of the PCI Security Standards Council establish certain security standards applicable to certain participants in payment card processing. Changes in those Rules may impact Hint, Inc.'s ability to collect, store and process card data or the ability of HintMD's suppliers to do the same for HintMD or its clients.

We monitor developments in payments regulations and continue to develop our compliance program based on regulatory trends and changes in our risk profile.

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

Human Capital Management
As of December 31, 2020, we had approximately 470 employees, all of which are located in the U.S. Our employee base grew from 193 as of December 31, 2019, after acquiring HintMD and hiring more than 280 people, including our new field sales force. In addition to our employees, as of December 31, 2020, we engaged 130 independent contractors. As of December 31, 2020, there were no unions represented within our employee base.
We believe that empowered employees make a difference in our ability to execute our strategy. As such, we provide an inclusive, rewarding and engaging environment for employees to develop professionally and contribute to our success. Revance was certified as a Great Place to Work® for the third consecutive year in 2020.
Diversity, Equity and Inclusion
We believe in equal opportunity employment and do not tolerate discrimination based on race, color, religion, gender, sexual orientation, gender identity, national origin/ancestry, age, disability, marital or veteran status. In addition, because we believe that a diverse workforce is critical to our success, in mid-2020, we formed a Diversity and Inclusion Committee, comprised of employees and led by our Senior Vice President, General Counsel & Corporate Secretary. This committee has a mission to foster diversity, equality and belonging at our workplace. The committee’s mission is supported by consciously learning, educating and empowering our employees to bring awareness to and help dismantle systems of oppression, including systemic racism and overt and unconscious bias, both in the workplace and within our communities. The committee is currently working on developing a comprehensive program to address diversity and inclusion. As a reflection of this commitment, in 2021, we established Company performance goals, which are also included as performance measures in the bonus program for our executive officers, tied to the achievement of specified diversity and inclusion initiatives.
As of December 31, 2020, women represented 56% of our workforce and 32% of our leadership team (defined as management team and executive employees), and ethnic minorities represented 47% of our workforce and 37% of our leadership team.
Training and Talent Development
We believe that our employees are the key to our success, and we believe their development is what supports our growth and prosperity as a company. To support employee development and growth, we offer development training and workshops to all full-time employees. In addition, personal development plans for full-time employees are discussed and reviewed each year with their supervisor. We also offer an education tuition reimbursement program.

Upon joining the company, all new employees are required to become familiar with our policies and complete compliance training, and existing employees are required to acknowledge current policies annually.
Compensation and Benefits
Our objective is to provide our employees with a choice in quality benefits that are competitive and cost-efficient with the flexibility to meet employees’ life needs. Our compensation package includes market-competitive pay, an annual bonus program, an employee stock purchase plan, long-term incentive awards, rewards and recognition opportunities, an education assistance program, health care and retirement benefits, paid time off and family leave, among others. We grant equity to all employees as part of our new hire and annual compensation programs. We are committed to fair wages and benefits for employees at all locations and use appropriate national and local external surveys to provide highly competitive wages and benefits to attract high quality talent.
Health and Safety
We are committed to the safety of our employees and communities. We provide regular health and safety training programs for employees, which includes, upon on-boarding, an overview during new hire orientation, plus personal protective equipment training, ergonomics evaluation procedures and first aid training. All employees are trained on workplace safety, including security and inspection, work related injuries and emergency protocols. We also conduct special additional training for laboratory staff.
Also, in response to the COVID-19 pandemic, we quickly implemented policies to protect our employees and provide solutions to enable our employees to manage their work and personal responsibilities. In addition, a Pandemic Response Team was established, comprised of senior leaders, to help guide and direct activities associated with local governance and business requirements during the COVID-19 pandemic.
Environmental, Social and Governance (“ESG”)
As our business continues to grow and develop, we are focused on building a sustainable enterprise for all of our stakeholders while making a positive impact on the communities in which we serve. As a first step, we have completed our inaugural ESG report which details our commitments and efforts to operate sustainably and responsibly, including our response to the COVID-19 pandemic and prevailing social issues in 2020. The report was guided by the Sustainability Accounting Standards Board framework and can be found on the “Corporate Governance” and “Sustainability” sections of our website.
Corporate Information
We were incorporated in Delaware in August 1999, under the name Essentia Biosystems, Inc. We commenced operations in June 2002 and, in April 2005, changed our name to Revance Therapeutics, Inc. Our principal executive offices are located at 1222 Demonbreun Street, Suite 1001, Nashville, Tennessee, 37203, and our telephone number is (615) 724-7755.
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

Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates.
To date, we have invested substantial efforts and financial resources in the research and development of neuromodulator product candidates. Our success as a company is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection. In December 2018, we completed Phase 3 clinical development for DaxibotulinumtoxinA for Injection in North America for the treatment of glabellar lines. Although we have successfully completed the Phase 3 clinical development program, we have not received FDA approval for DaxibotulinumtoxinA for Injection in glabellar lines and the timing to receive FDA approval is uncertain.
We submitted the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines in November 2019, which was accepted by the FDA on February 5, 2020, and the PDUFA target action date was initially set for November 25, 2020. On November 24, 2020, the FDA deferred its decision on the BLA. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Though our BLA is still under review, the FDA did not indicate there were any other review issues at the time beyond the on-site inspection. Currently, however, the FDA is still subject to restrictions on travel related to the COVID-19 pandemic, therefore there may be continued delays. A delay in obtaining FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines as a result of the FDA travel restrictions or otherwise would delay commercialization and could adversely impact our results of operations and financial condition. Further, failure to obtain FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines due to issues with the FDA’s inspection of our manufacturing facility or for any other reason would adversely impact our results of operations and financial condition.
We also have completed and have ongoing clinical trials evaluating DaxibotulinumtoxinA for Injection for other indications. Our clinical trials may not have an effective design or generate positive results. For example, in November 2020, we released topline results from the Phase 2 study of DaxibotulinumtoxinA for Injection for the management of plantar fasciitis. The results of this study did demonstrate pain relief on the NPRS that was numerically greater from baseline than placebo. However, neither dose used in the study met the primary efficacy endpoint of statistically significant improvement from baseline compared to placebo. As a result, we are not currently pursuing the plantar fasciitis indication, and we will focus our efforts on indications for muscle movement and pain disorder indications where the use of neuromodulators is well-established. In addition, in February 2021, we announced topline data from the JUNIPER Phase 2 trial. The JUNIPER Phase 2 trial achieved one co-primary endpoint, which evaluated the change in the MAS score from baseline, with demonstration of a statistically significant treatment benefit in the 500 unit treatment group compared with placebo. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved. Although we believe the JUNIPER Phase 2 trial provided sufficient data to inform our dosing strategy and design for a successful Phase 3 program, we cannot guarantee that the results of the Phase 3 program will meet the level of statistical significance or efficacy required by the FDA for approval.
Our near-term prospects, including our ability to finance our business and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, including the receipt of FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar product candidate and any future product candidates.

The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:
•a continuing delay in the FDA’s approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including as a result of delays in the site inspection conducted by the FDA of our manufacturing facility due to the COVID-19 pandemic, observations made by the FDA during the site inspection or other reasons;
•disruptions to our manufacturing operations, supply chain, end user demand for our products, commercialization efforts, business operations, clinical trials and other aspects of our business resulting from the COVID-19 pandemic, including delays in regulatory approvals;
•timely completion of, or need to conduct additional clinical trials, including clinical trials for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar and any future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the number and design of such trials and the accurate and satisfactory performance of third-party contractors;
•the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•achieving and maintaining compliance with all regulatory requirements applicable to DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates or approved products;
•our ability to successfully commercialize DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;
•our ability to demonstrate and the market perception of the differentiation of our products on a consistent basis as compared to existing or future therapies, including as it relates to cost, safety, efficacy and other advantages;
•our success in educating physicians and patients about the benefits, administration and use of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, if approved;
•our ability to demonstrate to the satisfaction of the FDA or other similar foreign regulatory agencies, the safety and efficacy of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates through clinical trials;
•the prevalence and severity of adverse events experienced with our product candidates or future approved products and the continued acceptable safety profile of our products, if approved;;
•the effectiveness of our own or our current and any future potential strategic collaborators’ distribution strategy and operations;
•our ability and the ability of any third-party partners to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates for clinical trials and commercialization, if approved, and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices (“cGMP”);
•our ability to enforce our intellectual property rights in and to DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates;
•our ability to avoid third-party patent interference or intellectual property infringement claims;
•the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection and any future products we may commercialize for therapeutic indications if approved;
•the willingness of patients to pay out of pocket for DaxibotulinumtoxinA for Injection and any future products we may commercialize for aesthetic indications if approved; and

•the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals;
One or more of these factors, many of which are beyond our control, could cause significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidate to continue our business.
We are substantially dependent on the clinical and commercial success of the RHA® Collection of dermal fillers.
In September 2020, we became a commercial company and launched the Prestige Aesthetics Portfolio by introducing the RHA® Collection of dermal fillers. As of the date of this report, we have not generated revenue from the sale of any pharmaceutical product except the RHA® Collection of dermal fillers.
Our success as a company is substantially dependent on our ability to continue to generate revenue from the sales of the RHA® Collection of dermal fillers and successfully commercialize the other products in the RHA® Pipeline Products, which will depend on many factors including, but not limited to, our ability to:
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
•offer the RHA® Collection of dermal fillers at competitive prices as compared to alternative options, and our ability to achieve a suitable profit margin on our sales of the RHA® Collection of dermal fillers;
•collaborate with Teoxane to obtain necessary approvals from the FDA and similar regulatory authorities for the RHA® Pipeline Products;
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
•comply with applicable legal and regulatory requirements, including medical device compliance as the RHA® Collection of dermal fillers are Class III Premarket Approval (“PMA”) devices under the FDCA;
•register as the initial importer of the RHA® Collection of dermal fillers with the FDA and obtain necessary state prescription medical device distribution permits and hire and operationalize complaint and medical device vigilance services in support of the RHA® Collection of dermal fillers; and
•establish agreements with third party logistics providers to distribute the RHA® Collection of dermal fillers to customers.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we may not be able to continue to generate revenue from the sales of the RHA® Collection of dermal fillers and successfully commercialize the other products in the RHA® Pipeline Products, which may materially impact the success of our business. For example, as a result of the COVID-19 pandemic, product supply of the RHA® Collection of dermal fillers was delayed by Teoxane, as they temporarily suspended production in Geneva, Switzerland. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result of production delay, the initial product launch of the RHA® Collection of dermal fillers was delayed by one quarter to September 2020. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
If we fail to comply with the terms of the Teoxane Agreement, including by failing to meet certain obligations in connection with purchase and marketing of the RHA® Collection of dermal fillers, Teoxane may terminate the Teoxane Agreement, and we would have no further rights to distribute the RHA® Collection of dermal fillers. In addition, the lack of, or limited, complementary products to be offered by sales personnel in marketing the RHA® Collection of dermal fillers may put us at a competitive disadvantage relative to companies with more extensive product lines. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of the RHA® Collection of dermal fillers to continue our business.
Even if DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.
Even if we obtain FDA or other regulatory approvals, DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful, which could harm our financial results and future prospects.
The degree and rate of market acceptance of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates for which we receive approval depends on a number of factors, including:
•the safety and efficacy and duration of the product as compared to existing and future therapies;
•the clinical indications for which the product is approved and patient demand for the treatment of those indications;
•acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;
•the extent to which physicians recommend the RHA® Pipeline Products or DaxibotulinumtoxinA for Injection to their patients;
•the proper training and administration of our products by physicians and medical staff such that patients do not experience excessive discomfort during treatment or adverse side effects;
•patient satisfaction with the results and administration of our product and overall treatment experience;
•the potential and perceived advantages and cost of our products over alternative treatments;
•the willingness of patients to pay for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement and other aesthetic treatments in general, in the absence of third party payor reimbursement, relative to other discretionary items, especially during economically challenging times, including as a result of the COVID-19 pandemic;

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
The regulatory approval process is highly uncertain and we or any collaboration partner may not obtain regulatory approval for the commercialization of DaxibotulinumtoxinA for Injection, RHA® 1 or any future product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market DaxibotulinumtoxinA for Injection or any future product candidates in the U.S. until we receive approval of a BLA from the FDA. Even though filed with the FDA, our BLA may receive a Complete Response Letter or another response from the FDA identifying deficiencies that must be addressed, rather than an approval. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. Although Teoxane has received PMA approval for the RHA® Collection of dermal fillers, it must obtain PMA approval by the FDA for RHA® 1.
In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:
•warning letters;
•civil and criminal penalties;
•injunctions;
•withdrawal of approved products;
•product seizure or detention;
•product recalls;

•total or partial suspension of production;
•refusal to approve pending BLAs or supplements to approved BLAs; and
•refusal to approve PMAs or supplements to PMAs by our partners.
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

Regulatory approval of a BLA or PMA, or BLA or PMA supplement, is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including the following:
•a product candidate may not be deemed safe, effective, or of required quality;
•FDA officials may not find the data from preclinical studies and clinical trials sufficient;
•the FDA might not approve our third-party manufacturers’ processes or facilities; or
•the FDA may change its approval policies or adopt new regulations.
If DaxibotulinumtoxinA for Injection, RHA® 1 or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.
The COVID-19 pandemic has affected the business of the FDA and may affect the business of the European Medicines Agency (“EMA”) or other health authorities. In March 2020, the FDA announced the postponement of most foreign inspections due to the global impact of COVID-19 and, in July 2020, only restarted domestic inspections on a risk-based prioritization basis, and foreign inspections on a mission-critical basis. For domestic inspections, FDA is using a rating system to determine what categories of regulatory activity can take place in a given geographic region. If a prolonged government shutdown or other disruption to the normal functioning of government agencies occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business or prospects. For instance, interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the BLA approval for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines. In addition, the COVID-19 pandemic has generally diverted healthcare resources away from the conduct of clinical trials and may cause delays or difficulties in clinical site initiation and site inspection, including difficulties in recruiting clinical site investigators and clinical site staff. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates, or the raw materials used in the manufacture of our product candidates, which may affect the approval timeline for our product candidates, including DaxibotulinumtoxinA for Injection in the treatment of glabellar lines. For instance, before approving the BLA, the FDA will inspect the facilities at which we plan to manufacture DaxibotulinumtoxinA for Injection, and the FDA will not approve the BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
The RHA® Collection of dermal fillers are Class III medical devices that require PMA approval before they may be commercialized in the U.S. Although Teoxane has received PMA approval for the RHA® Collection of dermal fillers, we and Teoxane will be subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of these devices. For example, periodic reports must be submitted to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. Any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. The medical device regulations to which we are subject are complex and have become more stringent over time, and we have no history of operating as a distributor of Class III medical devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, including recalls, Dear Doctor letters and negative publicity which would negatively affect our business, financial condition and results of operations.
We may fail to realize the benefits expected from the HintMD Acquisition or those benefits may take longer to realize than expected.
On July 23, 2020, we completed the HintMD Acquisition. The anticipated benefits we expect from the HintMD Acquisition are based on projections and assumptions about our combined businesses with HintMD, which may not materialize as expected or which may prove to be inaccurate. In addition, we may not realize the anticipated benefits within the anticipated time frame if the integration process takes longer than expected or is more costly than expected. Achieving the benefits of the HintMD Acquisition will depend, in part, on our ability to integrate the business, operations and services of HintMD successfully and efficiently with our business and the commercial acceptance of the HintMD platform. The challenges involved in the integration and commercial success of the HintMD platform, which will be complex and time-consuming, include the following:
•significant issues with the acquired technology, security, product architecture and legal, regulatory and contractual compliance, among other matters that our due diligence process may have failed to identify;
•difficulties entering new markets and integrating new technologies in which we had no or limited direct experience prior to the HintMD Acquisition;
•our ability to comply with new and complex regulatory regimes and compliance standards applicable to the HintMD platform;
•technical or other difficulties faced by our aesthetic practice customers when using the HintMD platform, which may negatively impact Revance's existing or future customer relationships;
•limiting exposure to data and security breaches of consumer personal information used by the HintMD platform;
•retaining and managing existing relationships with HintMD’s customer base;
•developing new product features for the HintMD platform;
•expanding sales and marketing efforts to effectively position the HintMD platform and expand the HintMD customer base;
•the HintMD platform's ability to create loyalty between physicians and their patients through repeated aesthetic treatments and increase the number of aesthetic procedures performed, including with products we offer;

•entry of competitors to the market, including those with greater resources, experience and name recognition; the timing of development and release of new products, features and functionality and pricing by competitors; our ability to adapt to technological advancement in comparison to our competitors; changes in user preferences and growth or contraction in the addressable market;
•the increased scale and complexity of our operations resulting from the HintMD Acquisition;
•retaining our key employees and key employees of HintMD; and
•minimizing the diversion of management’s attention from other important business objectives.
Further, the HintMD Acquisition has increased the size and scope of our business beyond the previous size and scope of either our or HintMD’s previous businesses. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs, regulatory requirements and complexity. We have also incorporated as a part of our commercial strategy leveraging the HintMD platform to build a prestige aesthetics category and grow our U.S. aesthetics market opportunity. If we do not successfully manage the aforementioned issues and other challenges inherent in integrating an acquired business of the size and complexity of HintMD, then we may need to alter our commercial strategy, we may not achieve the anticipated benefits of the HintMD Acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected.
The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent COVID-19 pandemic. An epidemic, pandemic, outbreak or other public health crisis could cause delays in regulatory approvals needed to commercialize our product candidates or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all. The risk of a continued pandemic, or public perception of the risk, could cause customers to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Certain of these risks have materialized in connection with the COVID-19 pandemic. On November 24, 2020, the FDA deferred its decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Newark, California due to the FDA’s travel restrictions associated with the COVID-19 pandemic. We are unable to predict when the FDA will conduct the required inspection because of the uncertainty associated with the COVID-19 pandemic. In addition, in March 2020 we paused enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial due to challenges related to the COVID-19 environment. We are unable to predict whether similar delays will occur or whether such delays will delay regulatory approvals.
Many physician customers of the HintMD platform temporarily closed their offices and stopped performing procedures, and some that have reopened are now focusing on only essential procedures while deferring or cancelling non-essential procedures because of the COVID-19 pandemic. The spread of COVID-19 has also impacted our sales professionals’ ability to travel, and medical facilities and physician offices have limited access for non-patients, including our sales professionals, which has had a negative impact on our access to customers and our ability to introduce the HintMD platform and the RHA® Collection of dermal fillers to potential customers. We cannot be certain whether or to what extent these trends may continue, and if patients’ financial circumstances or ability to or interest in receiving aesthetic procedures are materially impacted by the COVID-19 pandemic or another pandemic or public health crisis, we may be unable to generate meaningful revenue in the near term or at all.
Port closures and other restrictions resulting from the COVID-19 pandemic have and may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. Changes in U.S. and foreign trade policies or border closures related to the COVID-19 pandemic or otherwise could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates. Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DaxibotulinumtoxinA for Injection and supplying it to Fosun, which would then develop commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the U.S.-China trade relationship or the COVD-19 pandemic, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® Collection of dermal fillers in the U.S., and rely on Teoxane for our entire supply of the RHA® Collection of dermal fillers, which was previously delayed as a result of the COVID-19 pandemic and may again be delayed in the future. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require a complete or partial closure of one or more of our facilities or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental authorities in response to the COVID-19 pandemic have disrupted our operations, as employees who cannot perform their responsibilities from home are not able to report to work. In addition, we have had to put in place a work from home policy for all employees. Although we believe we have successfully integrated the work from home policy into the culture of our business, certain departments like clinical and manufacturing, are dependent on working on-site. The effective operation of these departments is critical to the completion of our clinical programs and, if the employees in these departments are subject to work from policies now or in the future, our business may be adversely impacted. In addition, our increased reliance on personnel working from home may negatively impact productivity and employee morale, which may harm our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, HintMD or RHA® Collection of dermal fillers physician customers and other third parties with whom we do business.
Risks related to an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, could also negatively impact the business or operations of our sourcing or manufacturing partners, contract research organizations (“CROs”), customers or other third parties with whom we conduct business.
The ultimate extent of the impact of the COVID-19 pandemic or any other epidemic, pandemic or other health crisis on our business, financial condition and results of operations or healthcare systems generally or the global economy as a whole will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19 pandemic, could therefore materially and adversely affect our business, financial condition and results of operations.
Worldwide economic and market conditions, an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could adversely affect our business, results of operations and liquidity.
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy, including the recent COVID-19 pandemic. Increases in the rates of unemployment, reduced access to credit and issues related to domestic and international politics may adversely affect consumer confidence and disposable income levels. Lower consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products and services. Decreases in the number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among small and medium-sized plastic surgery and dermatology practices offering elective aesthetic procedures, which comprise the majority of HintMD’s customer base. If economic conditions deteriorate, current and prospective HintMD customers may elect to decrease their information technology budgets or cancel subscriptions to the HintMD platform, which would limit our ability to grow the HintMD platform business. The COVID-19 pandemic has resulted in an economic recession characterized by business closures and limited social interaction as well as higher levels of unemployment and reductions in working hours. Elective aesthetic procedures are discretionary and less of a priority for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities and essential items. Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. A severe or prolonged economic downturn could also limit our ability to raise additional capital when needed on acceptable terms, if at all. These factors could have a negative impact on our potential sales and operating results.
Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers could delay or prevent Teoxane from maintaining regulatory approval or obtaining additional regulatory approval for, or could negatively impact our sales of, the RHA® Collection of dermal fillers.
Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers could result in the FDA or other regulatory authorities withdrawing approval of the RHA® Collection of dermal fillers for any or all indications that have approval, including the use of the RHA® Collection of dermal fillers for specified aesthetic indications. We cannot assure you that patients receiving the RHA® Collection of dermal fillers will not experience serious adverse events in the future that require submission of medical device reports to the FDA. Adverse events, including with respect to dermal filler products generally, may also negatively impact demand for the RHA® Collection of dermal fillers, which could result in reduced sales. For example, facial swelling in patients with dermal filler cosmetic injections was reported as a serious adverse event in patients receiving the Moderna COVID-19 vaccination. Teoxane may also be required to further update package inserts and patient information brochures of the RHA® Collection of dermal fillers based on reports of adverse events or safety concerns, which could adversely affect acceptance of the RHA® Collection of dermal fillers in the market, make the RHA® Collection of dermal fillers less competitive or make it more difficult or expensive for us to commercialize the RHA® Collection of dermal fillers.
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
We may be unable to obtain regulatory approval for DaxibotulinumtoxinA for Injection, Daxibotulinumtoxin A Topical product candidates, biosimilar product candidates or future product candidates, and Teoxane may be unable to do the same for RHA® 1 and future hyaluronic acid filler advancements. The denial or delay of any such approval, including as a result of the COVID-19 pandemic, would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.
To gain approval to market a biologic product, such as DaxibotulinumtoxinA for Injection or an onabotulinumtoxinA biosimilar, we must provide the FDA and applicable foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA, or other respective marketing applications. Teoxane must do the same with its PMAs to the FDA for the RHA® Pipeline Products. The development of such products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events; and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
For example, we completed DaxibotulinumtoxinA Topical clinical trials for the treatment of “crow’s feet and primary axillary hyperhidrosis but discontinued further clinical development in 2016 following the results from our REALISE 1 Phase 3 clinical trial for crow’s feet. In addition, in November 2020, we released topline results from Phase 2 study of DaxibotulinumtoxinA for Injection for the management of plantar fasciitis. The results of this study did demonstrate pain relief on the NPRS that was numerically greater from baseline than placebo. However, neither dose used in the study met the primary efficacy endpoint of statistically significant improvement from baseline compared to placebo. As a result, we are not currently pursuing the plantar fasciitis indication, and we will focus our efforts on indications for muscle movement and pain disorder indications where the use of neuromodulators is well-established.
Further, obtaining regulatory approval of our product candidates or the completion of our clinical trials may be delayed as a result of the COVID-19 pandemic. For example, in November 2020, the FDA deferred its decision on our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines because it was unable to conduct the required site inspection of our manufacturing facility due to the FDA’s travel restrictions associated with the COVID-19 pandemic. In addition, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 environment. In June 2020, we announced the decision to end screening and complete enrollment in the study in the JUNIPER Phase 2 adult upper limb spasticity trial and we plan to complete the Phase 2 study in the first quarter of 2021 with 83 subjects enrolled. Delays in the completion of clinical trials could also delay regulatory submissions and as a result, regulatory approvals.
Our business currently depends substantially on the successful development, regulatory approval and commercialization of our product candidates. Of the large number of drugs, including biologics, and medical devices in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Currently, the only products for which we have the rights to commercialize and that have been approved for sale by the applicable regulatory authorities are the RHA® Collection of dermal fillers.
We may never obtain regulatory approval to commercialize DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, or future rights to commercialize RHA® 1 or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug, biologic and medical device products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market our biologic product candidates, including DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, any hyaluronic acid filler products, such as RHA® 1 or future advancements developed by Teoxane, or future product candidates, in the U.S. until we receive approval of a BLA from the FDA. We are also not permitted to market the RHA® Collection of dermal fillers for additional indications for use unless and until Teoxane receives approval of a PMA supplement for such new indication for use. We are also not permitted to market our product candidates in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.
The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or applicable foreign regulatory body that DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates are safe and effective for the requested indication;
•Teoxane’s inability to satisfy FDA approval requirements with respect to the RHA® Pipeline Products or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement;
•our inability to demonstrate proof of concept of an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or other products in new indications;
•the FDA’s or applicable foreign regulatory agency’s disagreement with the trial protocol or the interpretation of data from preclinical studies or clinical trials;
•our inability to demonstrate that clinical and other benefits of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates outweigh any safety or other perceived risks;
•the FDA’s or applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;
•the FDA’s or applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;
•the FDA’s or applicable foreign regulatory agency’s failure to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•the potential for approval policies or regulations of the FDA or applicable foreign regulatory agency to significantly change in a manner rendering our clinical data insufficient for approval.
Further, interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the BLA approval for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines.
Even if we eventually complete clinical testing and receive approval of any regulatory filing for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, the FDA or an applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or applicable foreign regulatory agency also may approve DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. The requirement to conduct additional clinical trials or our inability to obtain the requested label or indication could increase our expenses or limit our ability to generate revenue.
All of the RHA® Pipeline Products and any of our approved products and product candidates in the future will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review.
We and any third-party contract development and manufacturers or suppliers are required to comply with applicable cGMP regulations and other international regulatory requirements. The regulations require that our product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of materials must be named in a BLA submitted to the FDA for any product candidate for which we are seeking FDA approval. The RHA® Collection of dermal fillers are subject to the FDA’s QSR for medical devices. Additionally, third party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with cGMP and QSR, as applicable. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the supply and/or manufacture of our products (for example, Teoxane with respect to the RHA® Collection of dermal fillers and ABPS with respect to DaxibotulinumtoxinA for Injection), our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.
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
Since our inception, most of our resources have been dedicated to the research and development of our neuromodulator product candidates. Our clinical programs for DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar will require substantial additional funds to complete. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet an annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition and expect to incur additional expenses in connection with combining our business, operations, networks, systems, technologies, policies and procedures with those of HintMD. Further, to grow the HintMD platform business, we must develop features, products and services that reflect the changing nature of payments processing software and continually modify and enhance the HintMD platform to keep pace with changes in updated hardware, software, communications and database technologies and standards. In addition, we have dedicated manufacturing capacity, buyback obligations and related minimum purchase obligations under the ABPS Services Agreement in connection with the manufacture and supply of DaxibotulinumtoxinA for Injection.
As of December 31, 2020, we had a working capital surplus of $389.0 million and an accumulated deficit of $1.1 billion. Our recorded net losses were $282.1 million, $159.4 million and $142.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. We have funded our operations primarily through the sale and issuance of common stock and the 2027 Notes. As of December 31, 2020, we had capital resources consisting of cash, cash equivalents and short-term investments of $436.5 million. We believe that we will continue to expend substantial resources for the foreseeable future for (i) the continued sales and marketing of the RHA® Collection of dermal fillers; (ii) the potential commercialization of DaxibotulinumtoxinA for Injection in the treatment of glabellar lines, if approved; (iii) the clinical development of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar and development of any other indications and product candidates that we may choose to pursue; (iv) the integration of HintMD into our business and to grow the HintMD platform business; and (v) the continued build-out of our sales and marketing functions. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, marketing, selling and commercialization, and product development for the HintMD platform. In addition, other unanticipated costs may arise from remote working arrangements for our employees or disruptions associated with the COVID-19 pandemic. We cannot reasonably estimate the actual amounts necessary to successfully commercialize the RHA® Collection of dermal fillers and, because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DaxibotulinumtoxinA for Injection and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Teoxane Agreement, the Viatris Collaboration and the Fosun License Agreement. Although we believe these partnerships can complement or support our product offering strategy, we will continue to incur expense associated with these partnerships, including specified annual minimum purchases and expenditures and expense associated with purchases of the RHA® Collection of dermal fillers and research and development pursuant to the Teoxane Agreement; milestone payments in connection with the Fosun License Agreement, and cost-sharing arrangements with Viatris in connection with the development of an onabotulinumtoxinA biosimilar.
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
•our ability to establish, maintain and grow our marketing, sales, and distribution functions;

•the results of our clinical trials for DaxibotulinumtoxinA for Injection and preclinical studies and clinical trials of an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;
•the timing of, and the costs involved in, obtaining regulatory approvals for DaxibotulinumtoxinA for Injection, or any future product candidates including an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;
•the number and characteristics of any additional product candidates we develop or acquire;
•the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;
•the cost of commercialization activities if DaxibotulinumtoxinA for Injection or any future product candidates, including an onabotulinumtoxinA biosimilar or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement, are approved for sale, including marketing, sales and distribution costs;
•the cost of manufacturing DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, any hyaluronic acid filler products developed pursuant to the Teoxane Agreement, or any future product candidates and any products we successfully commercialize and maintaining our related facilities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements including the Viatris Collaboration, Fosun Licensing Agreement, and the terms of and timing such arrangements;
•the degree and rate of market acceptance of any future approved products;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
•our ability to increase market acceptance and adoption of and to generate revenues from the HintMD platform;
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
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials and research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, an onabotulinumtoxinA biosimilar and any future product candidates and delay the complete integration of HintMD and the development and commercialization of the HintMD platform, or scale back the establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our services and product candidates, if we obtain marketing approval.

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
Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion. In addition, our competitors may develop products that are safer, more effective, more convenient or less expensive than the RHA® Pipeline Products, which could reduce or eliminate our commercial opportunity.
We expect to enter highly competitive pharmaceutical and medical device markets if our product candidates are approved. Successful competitors in the pharmaceutical and medical device markets have the ability to efficiently and effectively discover therapies, obtain patents, develop, test and obtain regulatory approvals for products, and effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in developing, patenting, manufacturing and marketing healthcare products which we expect will compete with our products. Many of these competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, testing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.
Upon marketing approval, the first expected use of DaxibotulinumtoxinA for Injection or an onabotulinumtoxinA biosimilar will be in aesthetic medicine. Competition in aesthetic products is significant and dynamic and is characterized by rapid and substantial technological development and product innovations, and our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology and medical device companies. We anticipate that DaxibotulinumtoxinA for Injection, if approved, will face significant competition from existing injectable neuromodulators as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for DaxibotulinumtoxinA for Injection from biosimilar products and products based upon botulinum toxin. In addition, the only products we are currently commercializing are the RHA® Collection of dermal fillers. It is possible that competitors will succeed in developing technologies that are safer, more effective, more convenient or that have a lower cost of goods and price than those used in DaxibotulinumtoxinA for Injection, if approved, or the RHA® Collection of dermal fillers and in our product candidates or products being developed by us, or that would render our technology obsolete or noncompetitive. Competition could also result in reduced profit margins and limited sales, which would harm our business, financial condition and results of operations.
Due to less stringent regulatory requirements, there are significantly more aesthetic products and procedures available for use in a number of foreign countries than are approved for use in the U.S. There are also fewer limitations on the claims that our competitors in certain countries can make about the effectiveness of their products and the manner in which they can market them.
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
We currently manufacture our own clinical drug product to support DaxibotulinumtoxinA for Injection development in one internal manufacturing facility. In March 2017, we entered into the ABPS Services Agreement with ABPS, a contract development and manufacturing organization. Under the ABPS Services Agreement, ABPS will provide us commercial fill/finish services and will serve as a second source of manufacturing for DaxibotulinumtoxinA for Injection. The ABPS Services Agreement was amended in December 2020 to, among other things, modify ABPS’s dedicated manufacturing capacity and buyback obligations and our related payment obligations for our neuromodulator products, including minimum purchase obligations, as well as provisions relating to the cancellation of product batches and the termination of the ABPS Services Agreement. We plan to utilize our internal and external ABPS facility to support commercial production of DaxibotulinumtoxinA for Injection, if approved. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, actual or threatened epidemics, pandemics, outbreaks, or public health crises, or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or at all. As the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, we do not yet know the full extent of potential delays or impacts on our manufacturing operations or on ABPS’s ability to provide commercial fill/finish services and serve as a second source of manufacturing for DaxibotulinumtoxinA for Injection. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. In January 2020, we entered into the Teoxane Agreement pursuant to which we obtained the right to import, market, promote, sell and distribute the RHA® Pipeline Products in the U.S., its territories and possessions. We have only had limited commercial sales of the RHA® Collection of dermal fillers, and aside from our rights to the RHA® Collection of dermal fillers, we only have one product candidate in clinical trials, which makes it difficult to assess our future viability.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have only made limited sales of the RHA® Collection of dermal fillers since the initial product launch in September 2020 and have not demonstrated the ability to successfully commercialize the RHA® Collection of dermal fillers over the long-term. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to DaxibotulinumtoxinA for Injection or an onabotulinumtoxinA biosimilar. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations, and expect to incur substantial expenses in building out our sales, marketing and distribution function as we pursue commercialization of DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers. In addition, prior to the HintMD Acquisition, HintMD incurred a net loss in each year since its inception. We may have difficulties entering the payments industry and integrating new technologies in which we have no direct prior experience. We expect to incur significant expense developing the HintMD platform and growing business of the HintMD platform.
As of December 31, 2020, we had a working capital surplus of $389.0 million and an accumulated deficit of $1.1 billion. Our recorded net losses were $282.1 million, $159.4 million and $142.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. We have funded our operations primarily through the sale and issuance of common stock and the 2027 Notes. As of December 31, 2020, we had capital resources consisting of cash, cash equivalents and short-term investments of $436.5 million. We have funded our operations primarily through the sale and issuance of common stock and the 2027 Notes. Our capital requirements to implement our business strategy are substantial, including our capital requirements to commercialize the RHA® Collection of dermal fillers and to develop and commercialize DaxibotulinumtoxinA for Injection, if approved. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of this Form 10-K.
We expect to continue to incur losses for the foreseeable future, and we anticipate that these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection, and continue to commercialize the RHA® Collection of dermal fillers. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully, and increase market acceptance and adoption of and generate revenues from the HintMD platform. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Furthermore, final results may differ from interim results. For example, any positive results generated to date in clinical trials for DaxibotulinumtoxinA for Injection do not ensure that later clinical trials, including any DaxibotulinumtoxinA for Injection clinical trials for the treatment of glabellar lines, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety profile and efficacy despite having progressed through preclinical studies and initial clinical trials.
A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to a lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. We have suffered similar setbacks with the clinical development of DaxibotulinumtoxinA Topical and for DaxibotulinumtoxinA for Injection for the management of plantar fasciitis, and we cannot be certain that we will not face other similar setbacks in the future for DaxibotulinumtoxinA for Injection in other indications or other clinical development programs. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.
We may experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, due to the COVID-19 pandemic, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 environment. In June 2020, we announced the decision to end screening and complete enrollment in the JUNIPER trial. We completed the JUNIPER trial in February of 2021 with 83 subjects enrolled. The JUNIPER Phase 2 trial achieved one co-primary endpoint, which evaluated the change in the MAS score from baseline, with demonstration of a statistically significant treatment benefit in the 500 unit treatment group compared with placebo. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved. Although we believe the JUNIPER Phase 2 trial provided sufficient data to inform our dosing strategy and design for a successful Phase 3 program, we cannot guarantee that the results of the Phase 3 program will generate positive results.
Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:
•obtain regulatory approval to commence a trial;
•reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtain IRB approval at each site;
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure of inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, discovery of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, risks related to conducting clinical trials during the COVID-19 pandemic, or lack of adequate funding to continue the clinical trial.
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
We have not yet manufactured DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, or any other product candidates at full commercial scale. If any of these product candidates are approved, we will face certain risks associated with scaling up our manufacturing capabilities to support commercial production.
We have developed an integrated manufacturing, research and development facility located at our Newark, California office. We manufacture drug substance and finished dose forms of the drug product at this facility that we use for research and development purposes and clinical trials. We have not yet manufactured DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, or any other product candidates at commercial scale. If any of our product candidates are approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into additional relationships with third-party manufacturers. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.
We rely on Teoxane for the manufacture and supply of the RHA® Collection of dermal fillers pursuant to the Teoxane Agreement, and our dependence on Teoxane may impair our ability to commercialize the RHA® Collection of dermal fillers.
Pursuant to the Teoxane Agreement, we are not entitled to manufacture the RHA® Collection of dermal fillers. Instead, Teoxane is responsible for supplying all of our requirements for the RHA® Collection of dermal fillers. If Teoxane were to cease production or otherwise fail to timely supply us with an adequate supply of the RHA® Collection of dermal fillers, our ability to commercialize the RHA® Collection of dermal fillers would be adversely affected. For example, as a result of the COVID-19 pandemic, product supply of the RHA® Collection of dermal fillers was delayed by Teoxane, as they temporarily suspended production in Geneva, Switzerland. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, the initial product launch of the RHA® Collection of dermal fillers was delayed by one quarter to September 2020. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.

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
We currently rely on third-party manufacturers for certain components such as bulk peptide and services such as fill/finish services, necessary to produce DaxibotulinumtoxinA for Injection for our clinical trials, and we expect to continue to rely on these or other manufacturers to support our commercial requirements if DaxibotulinumtoxinA for Injection is approved. In particular, in March 2017, we entered into the ABPS Services Agreement, which we amended in December 2020. We plan to utilize our internal and external ABPS facility to support commercial production of DaxibotulinumtoxinA for Injection, if approved. Some of our contracts with these manufacturers, including the ABPS Services Agreement, contain minimum order and pricing provisions and provide for early termination based on regulatory approval milestones.
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
We depend on single-source suppliers for the raw materials necessary to produce DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, and any other product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, could negatively affect our business.
We and our manufacturers purchase the materials necessary to produce DaxibotulinumtoxinA for Injection for our clinical trials from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials and, if approved, ultimately for commercial sale. In particular, we outsource the manufacture of bulk peptide through an agreement with a single supplier.
We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe that we have a sufficient supply of a product candidate to complete the clinical trial and while we have taken steps to ensure we are sufficiently scaled to support expected future commercial demands, any significant delay in the supply of DaxibotulinumtoxinA for Injection or any future product candidates, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of DaxibotulinumtoxinA for Injection or any future product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms and at sufficient quality levels or in adequate quantities if at all, the development of DaxibotulinumtoxinA for Injection and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.
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
Our corporate office that houses the majority of our workforce and other facilities, including our internal manufacturing facility, are located in the San Francisco Bay Area, which has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our offices or facilities or that damaged critical infrastructure, such as our manufacturing facility, enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In particular, because we manufacture botulinum toxin in our facilities, we would be required to obtain further clearance and approval by state, federal or other applicable authorities to continue or resume manufacturing activities. The disaster recovery and business continuity plans we have in place currently are limited and may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, thereby increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.
We currently rely on third parties and consultants to conduct all of our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize DaxibotulinumtoxinA for Injection, RHA® 1 or any hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates.
We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs and clinical data management organizations, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with GCPs and good laboratory practices for conducting, monitoring, recording and reporting the results of clinical and preclinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.
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
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about regulated products, such as the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may receive warning letters, become subject to significant liability and be subject to FDA prohibitions on the sale or marketing of our products, which could affect our reputation within the industry and materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
We are subject to uncertainty relating to third-party reimbursement policies which, if not favorable for DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications, could hinder or prevent their commercial success.
Our ability to commercialize DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications such as cervical dystonia, adult upper limb spasticity or migraine will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications, or we may be required to sell them at a discount. Third party payor coverage and reimbursement will not likely be available for our products developed for aesthetic indications.
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
We face an inherent risk of product liability lawsuits as a result of commercializing the RHA® Collection of dermal fillers, DaxibotulinumtoxinA for Injection, if approved, and as a result of the clinical testing of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, or any other product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
We have been, and may in the future be, the target of securities class actions or stockholder derivative claims. On May 1, 2015, a securities class action complaint was filed on behalf of the City of Warren Police and Fire Retirement System against us and certain of our directors and executive officers at the time of our follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering. The Court granted final approval of the settlement, as set forth in the Stipulation of Settlement, on July 28, 2017. While the litigation has ended, we may be subject to future securities class action and shareholder derivation actions, which may adversely impact our business, results of operations, financial position or cash flows and divert management’s time and attention from the business.
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
Although a substantial amount of our effort will focus on the commercialization of the RHA® Collection of dermal fillers and the continued clinical testing and potential approval of DaxibotulinumtoxinA for Injection, a key element of our strategy is to discover, develop and commercialize a portfolio of neuromodulator products for both aesthetic and therapeutic indications. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products.
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

While DaxibotulinumtoxinA for Injection is in the clinical development stage, our onabotulinumtoxinA biosimilar and all of our other potential product candidates remain in the discovery or preclinical stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:
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

We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, hyaluronic acid filler products, and any future product candidates. For instance, in February 2018, we and Viatris entered into the Viatris Collaboration, as amended in August 2019, pursuant to which we and Viatris are collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our onabotulinumtoxinA biosimilar product candidate. In December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights. In addition, we entered into the Teoxane Agreement in January 2020, as amended in September 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute the RHA® Pipeline Products in the U.S., its territories and possessions. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us.
Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses. Our collaboration with Viatris is for the development of an onabotulinumtoxinA biosimilar, which is subject to risks inherent with the relatively short history of biosimilar product approvals in the U.S. In February 2019, we and Viatris participated in a BIAM with the FDA to discuss the feasibility of a 351(k) onabotulinumtoxinA biosimilar submission and the necessary development pathway for an onabotulinumtoxinA biosimilar product candidate. While we believe that such a pathway is viable, the successful development and commercialization of an onabotulinumtoxinA biosimilar product in any indications of BOTOX® or BOTOX Cosmetic® would be subject to FDA requirements that would need to be assessed by us and Viatris in determining the development of an onabotulinumtoxinA biosimilar product candidate. Even if successfully developed, an onabotulinumtoxinA biosimilar product would be subject to similar commercial risks as our DaxibotulinumtoxinA for Injection.
Significant disruptions of information technology systems or security breaches could materially adversely affect our business, our reputation, our customer relationships, results of operations and financial condition.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information, and personally identifiable information (“personal information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience unauthorized, accidental or unlawful destruction, loss, alteration, disclosure of, or access to, data, systems, networks, infrastructure and facilities (“security breaches”) that may remain undetected for extended periods of time. Security breaches can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures to protect our data security and information technology systems, the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, the HintMD platform, systems, networks, and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, data access, data loss or other types of security breach. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities used by our vendors. In addition, our work from home policy implemented in response to the COVID-19 pandemic could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. U.S. and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. Any such security breaches could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our HintMD platform operates in an industry that is prone to cyber-attacks and the prevalent use of mobile devices that access confidential information increases the risk of security breaches, which could lead to the loss of our or our customers’ data, confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss or compromise to the integrity of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, where cardholder data is compromised, HintMD might be responsible for payment network fines levied pursuant to payment network rules and regulations.
Moreover, if a security breach affects our systems, corrupts our data or results in the unauthorized disclosure or release of personal information, our reputation could be materially damaged. In addition, federal, state and local governments and agencies in the United States and many countries around the world, including the member states of the EEA, have adopted laws and regulations concerning the collection, use, adaptation, alteration, combination, maintenance, recording, organization, structuring, storage, retrieval, consultation, disclosure, protection, restriction, erasure, destruction and the performance of other operations (collectively the “processing”) of personal information of individuals (including patients, consumers, employees, and professionals) who reside in the United States and these other countries (generally, “privacy laws”). Additionally, United States and foreign laws and regulations, including laws in every U.S. state, and laws in the member states of the EEA, may require notification to governmental agencies, supervisory authorities, credit reporting agencies, the media, or individual data subjects, in the event the company suffers a security breach that exposes personal information processed by or on behalf of the company (“breach notification laws”). For example, privacy laws such as the Health Insurance Portability and Accountability Act of 1996, as amended by HIPAA, U.S. state data breach notification laws, and the EU General Data Protection Regulation (EU) 2016/679 (“GDPR”) together with implementing or supplementary legislation of member states of the EEA all have significant obligations with respect to processing personal information, as well as obligations related to notifications in the event of certain unauthorized disclosures, access, loss, alteration or destruction of personal information.
In the event of a security breach affecting personal information we could also be exposed, pursuant to these privacy laws and breach notification laws, to a risk of financial loss, regulatory enforcement measures, penalties, and fines, as well as third-party indemnification claims or litigation, and potential civil or criminal liability, which could materially adversely affect our business, results of operations and financial condition. Further, unauthorized access to the HintMD platform, systems, networks, or physical facilities, could result in litigation with HintMD customers, HintMD customers’ end-users, or other relevant stakeholders. Any of these proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation and the reputation of the HintMD platform. We could be required to fundamentally change the business activities and practices of the HintMD platform or modify its products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our or HintMD’s customers or its customers’ end-users was disrupted, we could incur significant liability, or the HintMD platform, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation. Any of the foregoing circumstances may have a material adverse effect on our business and its results of operations as a result.

In addition to the obligations arising from the breach notification laws, we also have contractual and legal obligations to notify relevant stakeholders, including certain customers and partners, of security breaches. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach may result in a breach of HintMD customer contracts or agreements with third party service providers. Our agreements with certain customers or third party service providers may require us to use industry-standard, reasonable measures, or measures otherwise mandated by law to safeguard personal information or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers or third party service providers could end their relationships with the HintMD platform. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
Changes in and failures to comply with U.S. and foreign privacy laws and standards may adversely affect our business, operations and financial performance.
As stated above, we are subject to or affected by numerous federal, state and foreign privacy laws, as well as regulatory guidance, governing the processing of personal information, such as information that we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad. This global privacy law and regulatory guidance landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our vendors’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign privacy laws, our internal policies and procedures, or our contracts governing our processing of personal information could result in negative publicity, diversion of management time and effort, and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.
In the U.S., HIPAA imposes, among other things, certain standards and obligations on covered entities including certain healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates and their subcontractors that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. We may become subject to new privacy laws or cybersecurity regulations. Such laws and regulations could affect our ability to process personal information (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), our ability to control our costs by using certain vendors or service providers, or impact our ability to offer certain services in certain jurisdictions. For example, the California Consumer Privacy Act became effective on January 1, 2020 and its applicable regulations are being implemented in waves by the California Attorney General, including additional regulations that were still in the comment phase at the end of 2020 (collectively the Act and its regulations, “CCPA”). The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA, including all of the various and recent waves of its implementing regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws, and some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners.

Because data security is a critical competitive factor in the payments processing industry, there are statements in the HintMD platform privacy policies and terms of service, its certifications to privacy standards, and its marketing materials, describing the security of the HintMD platform, including descriptions of certain security measures it employs. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local regulators or private litigants. In the event that we are subject to HIPAA, the CCPA, or other U.S. privacy laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy laws with which we, our customers, and our vendors must comply. For example, member states of the EEA have adopted the GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of data subjects in the EEA, including clinical trial data. The GDPR has increased compliance burdens on us, including by requiring the following: establishing a legal basis for processing personal information; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects for controllers (including presentation of certain information in a concise, intelligible and easily accessible form about how their personal information is used and their rights vis-à-vis that data and its use); introducing the obligation to carry out so-called data protection impact assessments in certain circumstances; establishing limitations on collection and retention of personal information through ‘purpose,’ ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects (such as rights for individuals to be ‘forgotten,’ rights to data portability, rights to object etc. in certain circumstances); formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal information; introducing obligations to agree to certain specific contractual terms and to take certain measures when engaging third party processors and joint controllers; introducing the obligation to provide notice of certain significant security breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment representatives in the European Union in certain circumstances.
The processing of ‘special categories of personal data’, such as data concerning health, biometric data used for unique identification purposes and genetic information imposes heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR increases our obligations with respect to clinical trials conducted in Europe by expressly expanding the definition of personal information to include ‘pseudonymized’ or key-coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. The GDPR also provides that EEA member states should make their own further laws and regulations to introduce specific requirements related to the processing of ‘special categories of personal data,’ as well as personal information related to criminal offences or convictions. This fact may lead to greater divergence on the law that applies to the processing of such data types across the EEA, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk.
In addition, the GDPR provides for robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4 percent of the annual global revenue of the noncompliant company for the preceding financial year, whichever is greater. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal information carried out by non-compliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the EU-U.S. Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union ("CJEU") in a case known colloquially as “Schrems II.” Following this decision, the Swiss Federal Data Protection and Information

Commissioner (the "FDPIC"), announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal information transfers from Switzerland to the United States. While the FDPIC does not have authority to invalidate the Swiss-U.S. Privacy Shield regime, the FDPIC’s announcement casts doubt on the viability of the Swiss-U.S. Privacy Shield as a future compliance mechanism for Swiss-U.S. data transfers.
The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board, or EDPB, would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the aforementioned draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal information ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses.
As such, if we are unable to implement a valid solution for personal information transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal information from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal information from Europe. Inability to import personal information from the EEA, United Kingdom or Switzerland may also restrict our clinical trials activities in Europe; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.
As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices and compliance with such laws and regulations could require us to change our business practices and compliance procedures in a manner adverse to our business. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations as they are enforced now or as they evolve.
The relocation of our headquarters may not be executed as we envision.
We moved our global headquarters from Newark, California, to Nashville, Tennessee, effective January 1, 2021. In connection with this relocation, we could experience unexpected costs or business disruption and diversion of management attention, which could negatively impact our business operations and result in additional costs. The relocation may have a significant adverse effect on our ability to motivate and retain current employees. Further significant managerial and operational challenges could arise, such as ineffective transfer of institutional knowledge from current employees to newly-hired employees and we could encounter more difficulty than expected in hiring qualified employees to help staff our Nashville headquarters.

Risks Related to the HintMD Platform
The HintMD platform has been installed in limited pilot accounts. If HintMD is not able to increase adoption and use of the HintMD platform and maintain and enhance the HintMD brand, then HintMD's business, operating results and financial condition may be negatively impacted, and we may not realize the anticipated benefits of the HintMD Acquisition.

Customers of the HintMD platform consist of plastic surgeons, dermatologists and medical spas, which we refer to as “practices.” In order to increase revenue from the HintMD platform and market our aesthetic product portfolio through the HintMD platform, we need to expand the HintMD customer base significantly, and practices and their patients must continue to utilize the HintMD platform. If the HintMD platform is not widely adopted then our expectations for revenue growth and additional marketing opportunities from the HintMD platform will not be achieved. There is no assurance that we will be successful in increasing the use of the HintMD platform.

We believe that maintaining and enhancing the HintMD reputation as a differentiated payments processing platform serving the medical aesthetic industry is critical to HintMD's relationship with existing customers and its ability to attract new customers and may also result in the generation of new aesthetic product customers for Revance. The successful promotion of HintMD’s brand attributes will depend on a number of factors, including its ability to target and have the HintMD platform adopted by premier accounts, to increase loyalty between practices and patients, to continue to develop high-quality software, to successfully differentiate the HintMD platform from competitive products and services, and to achieve success in sales and marketing efforts. In July 2020, Allergan terminate its alliance with HintMD through Allergan’s Brilliant Distinctions® program, which may adversely impact the adoption of the HintMD platform by new practices. However, we believe that the open nature of the HintMD platform and ability to work with practices to develop their own subscription or loyalty programs that are not focused on specific manufacturers will enable HintMD to attract new customers.

The promotion of the HintMD platform will require us to make substantial expenditures, and we anticipate that the expenditures will increase as we seek to expand the HintMD platform. To the extent that these activities generate increased revenue, this revenue may not offset the increased expenses we incur. If HintMD does not successfully maintain and enhance the HintMD platform offerings, it could lose customers or fail to attract potential new customers, which would negatively affect HintMD's business, operating results and financial condition. As a result, Revance may not generate revenue from the HintMD platform, which could adversely affect our business, results of operations and financial condition, or Revance may not realize the anticipated benefits from the HintMD Acquisition.

The HintMD Acquisition may result in significant charges or other liabilities that could adversely affect our financial results.
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
Interruptions or performance problems associated with the HintMD platform technology and infrastructure may adversely affect our business and operating results.
The continued growth of the HintMD platform depends in part on the ability of users to access the platform at any time and within an acceptable amount of time. The HintMD platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. In addition, we depend on external data centers, such as Amazon’s AWS, to host the HintMD platform applications and have integrated third-party services that we rely upon as critical components of the HintMD application. We do not control the operation of these facilities. The HintMD platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the HintMD platform), capacity constraints due to an overwhelming number of users accessing the HintMD platform simultaneously, denial-of-service or other cyber-attacks or other security-related incidents. In some instances, HintMD may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the HintMD platform, especially during peak usage times and as the HintMD platform becomes more complex and its user traffic increases. As a result, the HintMD platform may become unavailable or users may be unable to access the HintMD platform within a reasonable amount of time. In the event of any of the factors described above, or certain other failures of our infrastructure, user data may be permanently lost. If the HintMD platform experiences significant periods of service downtime in the future, HintMD and Revance may be subject to claims by users of the HintMD platform. To the extent that HintMD and Revance do not effectively address capacity constraints, upgrade our systems as needed, continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and efficiently resolve interruptions or performance problems with the HintMD platform, existing relationships with practices would be adversely affected and the HintMD brand could be harmed. Poor relationships with practices and reputational harm to HintMD could negatively impact Revance’s brand and its relationships with aesthetic product customers.
The business and growth of the HintMD platform depend in part on the success of its strategic relationships with third parties, including payments partners, platform partners, technology partners and aesthetics manufacturers.
HintMD depends on, and anticipates that it will continue to depend on, various third-party relationships in order to sustain and grow the HintMD platform. It is highly dependent upon partners for certain critical features and functionality of the HintMD platform, including secure data centers, a sponsor bank, third-party payment processors and third-party aesthetics manufacturers which have used the HintMD platform for brand loyalty programs. The inability of the HintMD platform to provide brand loyalty programs as it has in the past may adversely impact the adoption of the HintMD platform by new practices or may result in a loss of current customers. In July 2020, Allergan terminated its alliance with HintMD through Allergan’s Brilliant Distinctions® program, which may have a negative impact on customer retention and adoption.
HintMD depends on hardware providers and third-party processing partners to perform payment processing services to make the HintMD platform work. For example, it relies on Fiserv to provide the payment gateway services that enables the HintMD platform to process payments, and if Fiserv is unable to continue to supply processing for the HintMD platform, the performance of the HintMD platform system could be adversely affected and its growth would be limited. Its processing partners and suppliers may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce its payments revenue and disrupt its business. In addition, users of the HintMD platform may be subject to quality issues related to its third-party processing partners or it may become involved in contractual disputes with its processing partners, both of which could impact the HintMD reputation and adversely impact customer relationships and its ability to generate revenue.
If HintMD were no longer able to use its current third-party processing partners, it may be required to migrate to other third-party payment partners in the future. The initiation of these relationships and the transition from one relationship to another could require significant time and resources, and establishing these new relationships may be challenging. Further, any new third-party payment processing relationships may not be as effective, efficient or well received by users of the HintMD platform, nor is there any assurance that HintMD will be able to reach an agreement with such processing partners. Contracts with such processing partners may be less economically beneficial to HintMD than existing relationships. In addition, for pricing, technological or other reasons, existing customers may not agree to migrate to a new payments provider, which may reduce the HintMD customer base and decrease the profitability of the HintMD platform.
In addition to a third-party payment processor, another payment partner required for HintMD to act as a PayFac is an acquiring bank that is a member of the payment networks. The acquiring bank acquires and settles funds on behalf of its customers. The acquiring bank may change their underwriting criteria such that continued use of the acquiring bank would render HintMD processing services unprofitable, the acquiring bank may itself encounter difficulties unrelated to HintMD or payment network rules may be amended rendering the acquiring bank incapable of processing for HintMD customers. Any of these occurrences could interfere with the ability of the HintMD platform to secure effective and profitable payment processing services for its customers, which would disrupt the HintMD business, increase its expenses and impact the services it could provide to its customers.

In addition, failure of these or any of its technology providers to maintain, support or secure their technology platforms in general, and HintMD integrations in particular, or errors or defects in their technology, could materially and adversely impact HintMD’s relationship with its customers, damage its reputation and brand, and harm its business. In addition, any failure by the software provided by HintMD’s third party vendors may cause HintMD to fail to comply with applicable laws and regulations and could expose HintMD and Revance to regulatory, financial, or reputational risk. HintMD third-party partners may also suffer disruptions or weakness in their businesses, including those that require changes to their technological integration specifications or payment transaction risk management protocols, which could increase costs to HintMD to maintain compatibility, decrease sales or require HintMD to source new partners.
Identifying, negotiating and documenting relationships with strategic third parties requires significant time and resources. In addition, integrating third-party technology is complex, costly and time-consuming. HintMD’s agreements with these partners are typically limited in duration, non-exclusive and do not prohibit them from working with HintMD’s competitors or from offering competing services. HintMD’s competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce use of the HintMD platform. In addition, HintMD partners could develop competing products or services.
If HintMD is unsuccessful in establishing or maintaining relationships with these strategic third parties, its ability to compete in the payments marketplace could be impaired, and as a result HintMD's business, operating results and financial condition may negatively be impacted, and we may not realize the benefits of the HintMD Acquisition.
Substantial and increasingly intense competition in the payment processing industry may harm the HintMD business. Further, HintMD is dependent on payment card networks and third-party payment processors, and any changes to their fee structures could harm HintMD's business.
HintMD operates in a highly competitive marketplace, which impacts the pricing HintMD may charge its customers for the processing of credit cards. There can be significant downward pricing pressure in order to remain competitive in the marketplace. HintMD's competitors may be able to offer similar or lower rates to its customers alongside a more comprehensive set of financial services products that allows them to offset a reduction in processing margins.
Additionally, HintMD's costs associated with the processing of credit cards are not directly under its control. HintMD's expenses related to the processing of credit cards include interchange fees, assessment fees, and other related costs payable to a third-party payment processor. From time to time, these fees have increased and may continue to do so in the future. An increase in the fee structure may adversely affect HintMD's margins and we may not realize the benefits of the HintMD Acquisition.
If the HintMD platform or its vendors’ networks or computer systems are breached or if the security of the personal information that HintMD collects, stores or processes through the HintMD platform (or that its vendors collect, store or process) is compromised or otherwise experiences unauthorized access, or HintMD fails to comply with commitments and assurances regarding the privacy and security of personal information on the HintMD platform, the HintMD platform may be perceived as insecure, and HintMD may lose existing users or fail to attract new users to the HintMD platform, and the Revance brand and reputation may be negatively impacted, and HintMD and Revance may incur significant liabilities.
Use of the HintMD platform involves the storage, transmission and processing of customers’ proprietary data, including personal or identifying information regarding their patients such as name, address and the types of treatments they are receiving. As a result, unauthorized access to, security breaches of, malicious code (such as viruses and worms), employee theft or misuse, or denial-of-service or other cyber-attacks against the HintMD platform could result in the unauthorized access to or use of, disclosure of, and/or loss of, such data, as well as loss of intellectual property or trade secrets.
If any unauthorized access to the HintMD platform systems or data or a security breach occurs or is believed to have occurred, HintMD's reputation and brand could be damaged, which could also reflect negatively on Revance's reputation and brand. HintMD could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate its systems, and HintMD could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate the HintMD platform business may be impaired. HintMD may in the future experience denial-of-service or other cyber-attacks against the HintMD platform. If potential new users or existing users believe that the HintMD platform does not provide adequate security for the storage of personal information or confidential information or its transmission over the Internet, they may not adopt the HintMD platform or may choose not to renew their subscriptions to the HintMD platform, which could harm its business. Additionally, actual, potential or anticipated attacks may cause HintMD and Revance to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that such insurance will continue to be available to us on commercially reasonable terms, or at all, and our liability may be in excess of the limits of our insurance coverage.
HintMD has contractual and legal obligations to notify relevant stakeholders of security breaches. The HintMD platform operates in an industry that is prone to cyber-attacks. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to our data or the data of its customers. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, HintMD's agreements with certain customers and partners may require HintMD to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause HintMD customers to lose confidence in the effectiveness of HintMD's security measures and require HintMD to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach may cause HintMD to breach HintMD customer contracts. HintMD's agreements with certain customers may require it to use industry-standard, reasonable measures or measures otherwise mandated by law to safeguard personal information or confidential information. A security breach could lead to claims by HintMD customers, their end-users, or other relevant stakeholders that HintMD has failed to comply with such legal or contractual obligations. HintMD also agreed contractually to comply with payment network regulations concerning security that, when violated, can result in fines payable by HintMD to payment networks. As a result, HintMD could be subject to legal action, fines, or its customers could end their relationships with the HintMD platform. There can be no assurance that the limitations of liability in HintMD's contracts would be enforceable or adequate or would otherwise protect HintMD from liabilities or damages.
Because data security is a critical competitive factor in the payments processing industry, there are statements in the HintMD platform privacy policies and terms of service, its certifications to privacy standards, and its marketing materials, describing the security of the HintMD platform, including descriptions of certain security measures it employs. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond HintMD's reasonable control, HintMD may face claims, including claims of unfair or deceptive trade practices brought by the U.S. Federal Trade Commission, state, local regulators or private litigants.
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not identified until they are launched against a target, HintMD may be unable to anticipate these techniques or to implement adequate preventative measures. HintMD may also experience security breaches that may remain undetected for extended periods of time. The recovery systems, security protocols, network protection mechanisms and other security measures that HintMD has integrated into the HintMD platform, systems, networks, and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, data access, data loss or other types of security breach. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities used by HintMD vendors.
Litigation resulting from security breaches on the HintMD platform may adversely affect HintMD's business. Unauthorized access to the HintMD platform, systems, networks, or physical facilities could result in litigation with HintMD customers, HintMD customers’ end-users, or other relevant stakeholders. These proceedings could force HintMD to spend money in defense or settlement, divert management’s time and attention, increase HintMD's costs of doing business, or adversely affect the reputation of the HintMD platform. HintMD could be required to fundamentally change the business activities and practices of the HintMD platform or modify its products and/or platform capabilities in response to such litigation, which could have an adverse effect on HintMD's business. If a security breach were to occur, and the confidentiality, integrity or availability of HintMD data or the data of HintMD customers or its customers’ end-users was disrupted, HintMD could incur significant liability, or the HintMD platform, systems or networks may be perceived as less desirable, which could negatively affect HintMD's business and damage its reputation.

HintMD is a wholly-owned subsidiary of Revance, and all of the HintMD operations are conducted by Revance employees. As a result, any of the foregoing circumstances may expose Revance to legal liability, regulatory action, fines, damages and lawsuits, increased expenses, damage to its brand and reputation and may have a material adverse effect on Revance's business, financial results and results of operations.

Risks Related to Our Human Capital Resources

As we evolve from a company primarily involved in research and development to a company involved in the commercialization of products, we will need to increase the size of our organization. If we are unable to maintain and expand sales, marketing, managerial and/or operational capabilities on our own or through third parties, we will be unable to successfully commercialize DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products or any other future product candidates, if approved, or generate product revenue.
In order to successfully commercialize our products, we need to expand our organization, including adding marketing, managerial, operational and sales capabilities, or contracting with third parties to provide these capabilities for us in the U.S. and foreign jurisdictions. In August 2020, we established an approximately 100-person field sales team in the third quarter and have limited marketing and sales capabilities for the commercialization of our product candidates. To commercialize DaxibotulinumtoxinA for Injection or any other future product candidates, if approved, and the RHA® Pipeline Products in the U.S., Europe and other jurisdictions we seek to enter, we must manage and further expand our marketing, sales, distribution, managerial, operational and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Effectively executing our growth strategy requires that we:
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
We expect to market DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers through our sales force in North America, and in Europe and other countries through either our own sales force or a combination of our internal sales force and distributors or partners, and establishing these channels may be expensive and time consuming. While we believe we are creating an efficient commercial organization, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection or any future product candidates. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers, which could cause our commercialization efforts to be unprofitable or less profitable than expected.
We have limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we have and may continue to experience challenges associated with recruiting field representatives virtually through remote, group interviewing platforms and with onboarding new field representatives during such times as the COVID-19 pandemic, which necessitates our work from home policy. Any failure to maintain adequate internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products and may result in a breach of our obligations to Teoxane under the Teoxane Agreement. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of the RHA® Collection of dermal fillers and, if it receives regulatory approval, DaxibotulinumtoxinA for Injection. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their previous research output.
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
If we fail to attract and keep senior management, we may be unable to successfully develop DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, conduct our clinical trials and commercialize the RHA® Pipeline Products, DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future products we develop, or grow revenue from the HintMD platform.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific, technical and sales personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Mark J. Foley, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, President of R&D and Product Operations, Tobin C. Schilke, our Chief Financial Officer, Dustin Sjuts, our Chief Commercial Officer, Aesthetics & Therapeutics, and Aubrey Rankin, our President of Innovation and Technology, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials, the commercialization of the RHA® Pipeline Products, DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future products we develop, or our ability to increase adoption of the HintMD platform.
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
If our efforts to protect our intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates, including an onabotulinumtoxinA biosimilar, are not adequate, we may not be able to compete effectively.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers, our onabotulinumtoxinA biosimilar, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the U.S. or foreign countries. Competitors and academic scientists in the field of cosmetics, pharmaceuticals, and neuromodulators have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Our European Patent EP 2 661 276 for “Topical composition comprising botulinum toxin and a dye” was opposed in the European Patent Office by Allergan plc on May 2, 2018, and although this patent is not material to our business, we continue to take appropriate measures to defend the patent, including an appeal of a decision to revoke the patent, which decision is suspended in view of the appeal. On May 2, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. We are vigorously defending this patent in the European Patent Office. We were informed in May 2019 that our patent application NC2018/0005351 pending in Colombia for “Injectable Botulinum Toxin Formulations And Methods of Use Thereof Having Long Duration of Therapeutic Effect” was opposed. We have responded to this pre-grant opposition. Furthermore, even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims.

In addition, the patent laws of the U.S. provide procedures for third parties to challenge the validity of issued patents. Patents issued from applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the U.S. Patent and Trademark Office (“USPTO”) on the basis of prior art patents or printed publications. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates is challenged, then it could threaten our ability to commercialize DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market DaxibotulinumtoxinA for Injection, or any future product candidates under patent protection would be reduced.
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
Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of cosmetics, pharmaceuticals and neuromodulators have developed large portfolios of patents and patent applications in fields relating to our business. For example, there are patents held by third parties that relate to the treatment with neuromodulator products for indications we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and/or we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Further, if a patent infringement suit were brought against us, during the pendency of the litigation, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
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
Competitors may infringe upon our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use of our own or licensed intellectual property. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.
An adverse determination of any litigation or other proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, during the course of this kind of litigation or proceeding, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Use of “open source” software for the HintMD platform could adversely affect HintMD's ability to provide the HintMD platform and subject HintMD and Revance to possible claims.
The HintMD platform incorporates open source software and we expect to continue to use open source software in the future. HintMD and Revance may face claims from others claiming ownership of open source software, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software or derivative works thereof, or of HintMD's proprietary source code associated with such open source software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change the HintMD platform, any of which would have a negative effect on HintMD's and Revance's business and operating results. In addition, if the license terms for the open source software HintMD utilizes change, HintMD and Revance may be forced to reengineer the HintMD platform or incur additional costs. Although we have implemented policies to regulate the use and incorporation of open source software into the HintMD platform, we cannot be certain that we have not incorporated open source software in the HintMD platform in a manner that is inconsistent with such policies.
Any failure to protect intellectual property rights associated with the HintMD platform could impair our ability to protect HintMD's proprietary technology and the HintMD brand.
HintMD currently has four issued patents and two pending patent applications. However, there is no guarantee that the pending patent applications will result in issued patents, or that the issued patents will ultimately be determined to be valid and enforceable. HintMD also has one registered trademark in the United States and one pending trademark in Canada. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or other protective agreements with our employees, customers, partners and others to protect HintMD's intellectual property rights. However, the steps we take to protect HintMD intellectual property rights may be inadequate to prevent others from competing with the HintMD platform.
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
Even if we receive regulatory approval for DaxibotulinumtoxinA for Injection or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, may limit or delay regulatory approval and may subject us to penalties if we fail to comply with applicable regulatory requirements.
Once regulatory approval has been granted, DaxibotulinumtoxinA for Injection or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we or our collaborators receive for DaxibotulinumtoxinA for Injection, RHA® 1 dermal filler or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves DaxibotulinumtoxinA for Injection, RHA® 1 dermal filler or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCPs for any clinical trials conducted post-approval. The RHA® Collection of dermal fillers are currently subject to such extensive and ongoing regulatory requirements, reports, registration and continued compliance. Later discovery of previously unknown problems with DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
If we fail to obtain regulatory approvals in foreign jurisdictions for DaxibotulinumtoxinA for Injection, or any future product candidates including an onabotulinumtoxinA biosimilar, we will be unable to market our products outside of the U.S.
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
Further, interruption or delays in the operations of applicable foreign regulatory agencies caused by the COVID-19 pandemic may affect the review and approval timelines of such agencies for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates.
The RHA® Collection of dermal fillers, and, if approved, DaxibotulinumtoxinA for Injection or any other products, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
As we commercialize the RHA® Collection of dermal fillers, and if we are successful in commercializing DaxibotulinumtoxinA for Injection or any other products, including an onabotulinumtoxinA biosimilar, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

The HintMD platform is subject to stringent and changing privacy laws, regulations, standards and contractual obligations related to data privacy and security. Because the HintMD platform can be used to collect and store personal information, domestic privacy and data security concerns could result in HintMD and Revance incurring additional costs and liabilities or inhibit sales of the HintMD platform.
Practices use the HintMD platform to process personal information, including personal information that could be considered “sensitive”, regarding patients, which processing is subject to U.S. federal and state privacy laws and breach notification laws. The costs of compliance with these privacy laws and breach notification laws, as well as the associated burdens imposed by such laws, may limit the use or adoption of the HintMD platform, lead to significant fines, penalties or liabilities related to noncompliance, or slow the pace at which we close sales of the HintMD platform, any of which could harm HintMD's and Revance's business. See "If the HintMD platform or its vendors’ networks or computer systems are breached or if the security of the personal information that HintMD collects, stores or processes through the HintMD platform (or that its vendors collect, store or process) is compromised or otherwise experiences unauthorized access, or HintMD fails to comply with commitments and assurances regarding the privacy and security of personal information on the HintMD platform, the HintMD platform may be perceived as insecure, and HintMD may lose existing users or fail to attract new users to the HintMD platform, and the Revance brand and reputation may be negatively impacted, and HintMD and Revance may incur significant liabilities."
Any failure by HintMD vendors to comply with the terms of HintMD's contractual provisions or the applicable privacy or breach notification laws or where applicable the PCI DSS could result in proceedings against HintMD and Revance by governmental entities or others.
We also expect that there will continue to be new federal and state privacy laws passed that directly impact the HintMD platform, and we may not be able to predict the full impact that such future laws may have on our business. For instance, if our privacy and data policies and practices with respect to the HintMD platform, are, or are perceived to be, insufficient to demonstrate compliance with existing or new privacy laws, our risk and cost of operation could increase and user demand for the HintMD platform could decline, and our business could be harmed.
The HintMD platform may in certain circumstances, process information that could be defined by HIPAA as “protected health information” (also called “PHI”) and thus such processing may be subject to HIPAA. Additionally, certain states have adopted health information privacy laws and regulations related to the processing of PHI and comparable to HIPAA, some of which may be more stringent than HIPAA. Generally, HIPAA and state health information privacy laws require entities directly regulated by the law and regulations (HIPAA calls these entities “covered entities”, and their service providers and subcontractors “business associates”) to develop and maintain certain administrative, physical, and technical safeguards to protect PHI and ensure the confidentiality, integrity and availability of electronic PHI. In the event of an unauthorized use or disclosure of PHI, the reporting requirements could include notification to affected individuals, state and federal governmental agencies, and in certain instances the media. Depending on the facts and circumstances we could be subject to significant civil and administrative penalties, and in rare circumstances, criminal penalties, if we obtain, use, or disclose PHI through the HintMD platform in a manner that is not authorized or permitted by HIPAA or state health information privacy laws. Further, if we are not able to meet our obligations under HIPAA and/or applicable state health information privacy laws relating to the HintMD platform, HintMD could be found to have breached its contractual obligations with its customers. Maintaining compliance with applicable privacy laws and our contractual obligations is a complex undertaking, and we cannot be certain how these health information privacy laws will be interpreted, enforced or applied to our operations.
Additionally, the HintMD platform processes a significant portion of its payments through credit or debit cards and enables users of its payments platform to engage in payments through its service. HintMD, and as a result, Revance operations related to the HintMD platform, are contractually required to maintain compliance with current PCI DSS as part of our information security program and to undergo periodic PCI DSS audits undertaken by third party auditors (“PCI Audits”). We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data. If we cannot comply with or if we incur a violation of any of these standards or contractual requirements, or if we have findings resulting from a PCI Audit and we fail to undertake timely corrective action, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations or litigation with relevant stakeholders, either of which could have an adverse effect on the reputation, business, financial condition and operating results of HintMD and Revance. In addition, failure to comply with the PCI DSS obligations or HintMD's contractual obligations, including timely and sufficient mitigation of any findings from a PCI Audit, could also result in the termination of HintMD’s status as a registered PayFac, thereby dramatically impairing HintMD's ability to continue doing business in the payments industry, or HintMD could be liable to the payment card issuing banks for their costs of issuing new cards and related expenses.
We may find it necessary to change our business practices or expend significant resources to modify the HintMD software or platform to adapt to audit findings, new laws, regulations and industry standards concerning these matters. We may be unable to make such changes and modifications in a commercially reasonable manner or at all. Any failure to comply with federal, state or local laws and regulations, industry standards or other legal obligations, or any actual or suspected security incident, may result in governmental enforcement actions and prosecutions, private litigation, fines, penalties or adverse publicity for HintMD and Revance and could cause users of the HintMD platform, patients undergoing Revance's clinical trials or customers of Revance to lose trust in HintMD and Revance, which could have an adverse effect on the reputation and business of HintMD and Revance.
We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that DaxibotulinumtoxinA for Injection, if approved for the treatment of glabellar lines, or the RHA® Collection of dermal fillers to subject us to all of the various U.S. federal and state laws intended to prevent healthcare fraud and abuse, we may be subject to, or in the future become subject to, additional laws in connection with the use of these products for treatment of therapeutic indications or any future product candidates. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (“FCA”). Many states have similar laws that apply to their state healthcare programs as well as private payors.
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
HIPAA also imposes, among other things, certain standards and obligations on covered entities including certain healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates and subcontractors that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity relating to the privacy, security, transmission and breach reporting of individually identifiable health information.
The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, covered manufacturers will also be required to report annually regarding payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives and report ownership or investment interests held by such healthcare professionals and their immediate family members.
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
State and federal authorities have aggressively targeted pharmaceutical manufacturers for alleged violations of these anti-fraud statutes for a range of activities, such as those based on improper research or consulting contracts with physicians and other healthcare professionals, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct business. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. If we become the target of such an investigation or prosecution based on our activities such as contractual relationships with providers or institutions, or our marketing and promotional practices, including any HintMD rewards programs, we could be subject to significant civil, criminal, and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, imprisonment, additional reporting requirements, and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the ACA was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. biotechnology industry. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the former U.S. presidential administration to repeal or replace certain aspects of the ACA. Since January 2017, the former U.S. presidential administration signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District

Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The Supreme Court of the United States granted certiorari on March 2, 2020, and heard oral arguments on the case on November 10, 2020, and the case is expected to be decided sometime in 2021. Pending review, the ACA remains in effect, but it is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Additionally, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals, which have resulted in additional regulations from the FDA, CMS and the Department of Health and Human Services. For example, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in the Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. This interim final rule is subject to challenge. The likelihood of implementation of any of the other former U.S. presidential administration's reform initiatives is uncertain, particularly in light of the new Biden administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of, or affect the price that we may charge for, DaxibotulinumtoxinA for Injection, or any future product candidates including an onabotulinumtoxinA biosimilar. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs on our commercialization efforts for the RHA® Collection of dermal fillers. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:
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
Our failure to maintain licenses and other authorizations to enable use to act as a distributor of Teoxane’s RHA® dermal fillers or comply with such licensing requirements could result in fines or other penalties.
As the distributor of Teoxane’s RHA® dermal fillers, we will be required to maintain certain licenses, registrations, permits, authorizations, approvals or other types of state and local permissions in order to comply with various regulations regarding the distribution of medical devices, and must cooperate with Teoxane in the event of any medical device reports (adverse events) or product recalls. Satisfaction of regulatory requirements may take many months, and may require the expenditure of substantial resources. Failure to comply with such regulatory requirements can result in enforcement actions, including the revocation or suspension of licenses, registrations or accreditations, and can also subject us to plans of correction, monitoring, civil monetary penalties, civil injunctive relief and/or criminal penalties. Failure to obtain state regulatory approval will also prevent distribution of products where such approval is necessary and will limit our ability to generate revenue. As we have no prior experience in the distribution of medical devices, it will take time and expense to build the necessary compliance infrastructure to support these activities.

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

The HintMD platform is subject to extensive regulation and industry compliance requirements associated with operating as a PayFac, and its failure to comply with such regulation and requirements could negatively impact the business of HintMD and Revance.
The financial services offered by HintMD as a PayFac are subject to legal, regulatory, and card brand requirements, including those regarding anti-money laundering, sanctions, fraud, and consumer financial protection. All HintMD operations are conducted by certain Revance employees, and, as a result, those employees and the operations of Revance as it relates to the HintMD platform will be subject to these regulations and requirements. Noncompliance with applicable laws and regulations could result in: civil or criminal penalties that could increase our expenses and adversely impact our business operations; the termination of HintMD’s key supplier agreements, such as its Payment Facilitator Agreement; assessment of significant fines or monetary penalties; damage to HintMD’s and Revance's brand and reputation; loss of HintMD customers, and poor financial performance for Revance. In addition, changes in applicable laws and regulations or changes in interpretations and enforcement practices may in turn require increased operating costs or capital expenditures to implement operational changes. Unforeseen regulatory changes may also limit HintMD’s ability to offer certain products or services, or impact the competitiveness of products or services it offers. If HintMD is no longer able to offer the full suite of its services or expand its services to appeal to a larger consumer base, the HintMD brand and reputation may be harmed, customer retention and procurement may be negatively impacted, Revance may have to alter its commercialization strategy and Revance may not achieve the anticipated benefits of the HintMD Acquisition.

Risks Related to Our 2027 Notes
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

Holders of the 2027 Notes will have the right to require us to repurchase all or a portion of their 2027 Notes upon the occurrence of a fundamental change (as defined in the indenture for the 2027 Notes) at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2027 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2027 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2027 Notes surrendered therefor or notes being converted. In addition, our ability to repurchase the 2027 Notes or to pay cash upon conversions of the 2027 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2027 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2027 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes or make cash payments upon conversions thereof.
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

•results from or delays in clinical trials of our product candidates, including our ongoing ASPEN Phase 3 clinical program in cervical dystonia and our Phase 2 program in adult upper limb spasticity with DaxibotulinumtoxinA for Injection;
•announcements of regulatory approval or disapproval or delays in regulatory approval of DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products or any future product candidates;
•FDA or other U.S. or foreign regulatory actions or guidance affecting us or our industry, including travel restrictions in place at the FDA as a result of the COVID-19 pandemic;
•introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•our ability to increase market acceptance and adoption of and generate revenue from the HintMD platform;
•the impact on us and our future product offering, including the potential impact on our operating margin from the HintMD Acquisition;
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
•adverse tax laws or regulations enacted or existing laws applied to us or our customers;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In November 2020, we entered into a sales agreement (the “2020 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cowen, shares of the Company’s common stock, having an aggregate offering price of up to $125.0 million (the “ATM Offering”). As of February 17, 2021, we have sold 3.3 million in shares of the Company’s common stock under the 2020 Sales Agreement.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2020, our headquarters was located in Newark, California, where we occupy approximately 109,000 square feet of office, laboratory and manufacturing space. Effective January 1, 2021, our headquarters changed to Nashville, Tennessee, where we will occupy 40,661 square feet of office space following construction. The space will serve as our headquarters and marketing and experience center. We also have leased commercial offices in Orange County, California, consisting of approximately 9,609 square feet and leased office space in Pleasanton, California, consisting of 30,772 square feet. We intend to maintain our offices in California. As of January 1, 2021, 72% of our employee base was located in California.
In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. We have continued to monitor the situation and have gradually resumed essential on-site corporate operations. We have adopted remote working tools to minimize the disruption to the achievement of our goals and objectives for employees whose job duties do not require physical presence to complete their work. Certain manufacturing, quality and laboratory-based employees have continued to work onsite, and certain employees with customer-facing roles are onsite for training and interfacing in-person with customers in connection with the recent product launch of the RHA® Collection of dermal fillers. If the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations. We believe that our current facilities are adequate for our needs and for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

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
Holders of Record
As of February 12, 2021, there were approximately 113 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
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
Stock Price Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.
This graph shows a comparison of the cumulative total return on our common stock, Nasdaq Biotechnology Index (“NBI”), and the Nasdaq Composite Index (“CCMP”) for the five years ended December 31, 2020. The graph assumes that $100 was invested at the market close on the last trading day for the year ended December 31, 2015 in our common stock, the NBI, and CCMP, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Revance Therapeutics, Inc.	$100.00	$60.60	$104.65	$58.93	$47.51	$82.96
Nasdaq Biotechnology Index	$100.00	$78.65	$95.67	$87.19	$109.08	$137.90
Nasdaq Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock awards in connection with our 2014 Equity Incentive Plan (“2014 EIP”) and 2014 Inducement Plan (“2014 IN”).

ITEM 6. SELECTED FINANCIAL DATA
We have elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021, and is omitting this disclosure in reliance thereon.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to the consolidated financial statements and other disclosures included in this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, "Risk Factors." Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars.

Overview
Revance is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing U.S. regulatory approval. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in two therapeutic indications—cervical dystonia and adult upper limb spasticity. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to Teoxane SA’s line of Resilient Hyaluronic Acid® Collection of dermal fillers, the first and only range of FDA-approved fillers for correction of dynamic facial wrinkles and folds, and the HintMD platform, which provides an integrated smart payment solution that supports aesthetic practice management, practice economics and practice loyalty. We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.

Impact of the COVID-19 Pandemic on Our Operations
The COVID-19 pandemic caused general business disruption worldwide beginning in January 2020. The health and safety of our team, their families and our communities remains our top priority. In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. We have continued to monitor the situation and have gradually resumed essential on-site corporate operations in accordance with local and regional restrictions. We have adopted remote working tools to minimize the disruption to the achievement of our goals and objectives for employees whose job duties do not require physical presence to complete their work. Certain manufacturing, quality and laboratory-based employees have continued to work onsite, and certain employees with customer-facing roles are onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. If the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations, which could disrupt our clinical trials and sales activities.
The COVID-19 pandemic has and may continue to negatively affect our ability to obtain approval of product candidates from the FDA or other regulatory authorities, supply chain, end user demand for our products and commercialization activities. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Newark, California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA did not indicate there were any other review issues at the time beyond the on-site inspection.
In addition, the product supply of the RHA® Collection of dermal fillers was delayed by distribution partner Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, our initial product launch of the RHA® Collection of dermal fillers was delayed by one quarter to September 2020. In addition, port closures and other restrictions resulting from the

COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for the production of our products. We have taken steps to build sufficient levels of inventory to help mitigate potential future supply chain disruptions.
Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. The COVID-19 pandemic has and may further delay enrollment in and the progress of our current and future clinical trials. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 pandemic. The trial was originally designed to include 128 subjects. Due to the COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, in June 2020, we announced the decision to end screening and complete the JUNIPER trial with the 83 patients enrolled to date. We released topline results from the Phase 2 study in February 2021.
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our BLA, our manufacturing operations, supply chain, end user demand for our products and services, commercialization efforts, business operations, clinical trials and other aspects of our business, the healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity, and results of operations.

Financial Update
At-The-Market Offerings
In November 2020, we terminated our Controlled Equity Offering Sale Agreement with Cantor Fitzgerald & Co. (the "2018 ATM Agreement") and entered into a separate sales agreement with Cowen and Company, LLC ("Cowen") as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125.0 million. As of February 17, 2021, we sold 3.3 million shares of common stock under the 2020 ATM Agreement resulting in net proceeds of $90.1 million after sales agent commissions.

Convertible Senior Notes
On February 14, 2020, we issued $287.5 million aggregate principal amount of the 2027 Notes, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs.
Follow-On Public Offering
During December 2019 and January 2020, we completed a follow-on public offering of an aggregate of 7,475,000 shares of common stock at $17.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase 975,000 additional shares of common stock, for net proceeds of $119.2 million, after underwriting discounts, commissions and other offering.

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
DaxibotulinumtoxinA for Injection Aesthetics
Glabellar lines. We submitted the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines in November 2019, which was accepted by the FDA on February 5, 2020, and the PDUFA target action date was initially set for November 25, 2020. On November 24, 2020, the FDA deferred its decision on the BLA. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Newark, California due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Though our BLA is still under review, the FDA did not indicate there were any other review issues at the time beyond the on-site inspection.
Upper Facial Lines. In December 2019, we initiated the UFL Trial to understand the safety and efficacy, including potential dosing and injection patterns, of DaxibotulinumtoxinA for Injection, covering the upper facial lines. Interim Week 4 data from the Phase 2a studies in forehead lines and lateral canthal lines, which are discussed below, were used in the final design of the UFL Trial to optimize dosing and injection patterns. We released topline results from the UFL Trial in December of 2020. In the UFL Trial, 48 subjects were enrolled to receive a single treatment of DaxibotulinumtoxinA for Injection with a total study duration of 36 weeks. Subjects concurrently received 40, 32, and 48 units of DaxibotulinumtoxinA for Injection respectively in the glabellar complex, forehead and lateral canthal areas. The key endpoints for efficacy were the proportion of subjects achieving a score of none or mild wrinkle severity at maximum contraction (maximum frown, eyebrow elevation, and smile effort) at Week 4, as assessed on the Investigator Global Assessment Frown Wrinkle Severity, Investigator Global Assessment Forehead Wrinkle Severity, and Investigator Global Assessment Lateral Canthal Wrinkle Severity, respectively. The proportion of subjects achieving a score of none or mild at Week 4 were 95.8%, 95.8% and 91.7% for glabellar lines, forehead lines and lateral canthal lines, respectively. The UFL Trial measured duration of effect in responders (those who achieved a score of none or mild at Week 4). These duration measures were defined as the median time to return to baseline wrinkle severity or the time to loss of none or mild wrinkle severity, both based on investigator and subject assessments. The median time to return to base line was 33.3, 35.3 and 35.2 weeks, and the median time to loss of none or mild was 25.0, 24.0 and 28.1 weeks for glabellar lines, forehead lines and lateral canthal lines, respectively. DaxibotulinumtoxinA for Injection was generally well tolerated, and there were no treatment-related serious adverse events. The most common adverse events were injection site erythema (6.3%), facial discomfort (4.2%) and headache (2.1%). No eyelid or brow ptosis was reported.
Forehead lines. In June 2020, we released top-line results of the Forehead Lines Trial. The objective was to understand the potential dosing and injection patterns of DaxibotulinumtoxinA for Injection in other areas of the upper face in addition to the lead indication in glabellar lines. We released top-line results from the Forehead Lines Trial in June 2020. The primary endpoint for efficacy was the proportion of subjects achieving a score of none or mild in wrinkle or line severity at Week 4 at maximum eyebrow elevation for forehead lines. In the Forehead Lines Trial, 100% of subjects achieved a score of none or mild at Week 4 in at least one treatment group. DaxibotulinumtoxinA for Injection was well-tolerated at all dose levels. Adverse events were mild, localized and transient, and there were no treatment-related serious adverse events, as is common with other approved neuromodulators in the treatment of upper facial lines. One of the exploratory endpoints in the Forehead Lines Trial was duration of effect, defined as the median time to return to baseline wrinkle severity based on both investigator and patient assessment. At least one dose in the study demonstrated a median duration of effect of 27 weeks on forehead lines. Interim data from the Forehead Lines Trial was used in the final design of our Upper Facial Lines Trial to optimize dosing and injection patterns, which is discussed above.
Lateral canthal lines. In June 2020, we released top-line results of the LCL Trial. The primary endpoint for efficacy was the proportion of subjects achieving a score of none or mild in wrinkle or line severity at Week 4 at maximum smile for crow’s feet. In the LCL Trial, 88% of subjects achieved a score of none or mild at Week 4 in at least one treatment group. DaxibotulinumtoxinA for Injection was well-tolerated at all dose levels. Adverse events were mild, localized and transient as expected and there were no treatment-related serious adverse events, as is common with other approved neuromodulators in the treatment of upper facial lines. One of the exploratory endpoints in the LCL Trial was duration of effect, defined as the median time to return to baseline wrinkle severity based on both investigator and patient assessment. At least one dose in the study demonstrated a median duration of effect of 24 weeks on crow’s feet. Interim data from the LCL Trial was used in the final design of the Upper Facial Lines Trial to optimize dosing and injection patterns, which is discussed above.

DaxibotulinumtoxinA for Injection Therapeutics
Cervical dystonia (ASPEN). The ASPEN Phase 3 clinical program consists of two trials to evaluate the safety and efficacy of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia in adults including a randomized, double-blind, placebo-controlled, parallel group trial (ASPEN-1), and an open-label, long-term safety trial (ASPEN-OLS).
In October 2020, we announced positive topline results from the ASPEN-1 trial. This pivotal study enrolled a total of 301 subjects at 60 sites in the U.S., Canada and Europe. Subjects were randomized 3:3:1 to receive a single treatment of either 125 Units or 250 Units of DaxibotulinumtoxinA for Injection, or placebo and were followed for up to 36 weeks. The drug appeared to be well-tolerated at both doses. The study met its primary efficacy endpoint at both doses, demonstrating a clinically meaningful improvement in the signs and symptoms of cervical dystonia at the average of Weeks 4 and 6. Compared to placebo, subjects treated with either 125 Units or 250 Units showed a statistically significant greater change from baseline as measured on the Toronto Western Spasmodic Torticollis Rating Scale Total Score. Median duration of effect was 24.0 and 20.3 weeks, for the 125 Unit and 250 Unit dose groups respectively, based on the median time to loss of 80% of the peak treatment effect. There were no serious treatment-related adverse events and no dose-dependent increase in adverse events was observed. Treatment-related adverse events were generally transient and mild to moderate in severity, with one case of neck pain reported as severe, which resolved two days after onset. The three most common treatment-related adverse events were (for 125 Units and 250 Units, respectively): injection site pain (7.9%, 4.7%), headache (4.7%, 4.7%), and injection site erythema (4.7%, 2.3%). The incidence of dysphagia (difficulty swallowing) and muscle weakness, which are considered adverse events of particular interest with neuromodulator treatments for cervical dystonia, was low (for 125 Units and 250 Units, respectively): dysphagia (1.6%, 3.9%) and muscular weakness (4.7%, 2.3%).
We completed the enrollment for ASPEN-OLS, a long-term safety study for cervical dystonia, with a total of 354 subjects and expect to release topline results in the second half of 2021. DaxibotulinumtoxinA for Injection for cervical dystonia is expected to be our first therapeutic indication of which we are aiming for regulatory approval in 2023.
Adult upper limb spasticity. In December 2018, we initiated the JUNIPER Phase 2 randomized, double-blind, placebo-controlled, multi-center clinical trial to evaluate the efficacy and safety of DaxibotulinumtoxinA for Injection for adults with moderate to severe upper limb spasticity due to stroke or traumatic brain injury. In February 2021, we announced topline data from the JUNIPER Phase 2 trial. Subjects were assigned to one of three doses of DaxibotulinumtoxinA for Injection (250 units, 375 units, or 500 units) or to placebo. The trial was originally designed to include 128 subjects. Due to the ongoing COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, the Company made the decision in June 2020 to curtail enrollment at 83 subjects.
The study’s co-primary endpoints were improvement from baseline in the Modified Ashworth Score (“MAS”) and the Physician Global Impression of Change (“PGIC”) score at Week 6. In the JUNIPER trial, proof of concept was demonstrated with all three doses being numerically higher than placebo for the improvement in the MAS score, with the 500-unit dose demonstrating a clinically meaningful and statistically significant reduction from baseline in muscle tone versus placebo (p=0.0488). Additionally, each of the three doses demonstrated a numerical improvement compared with placebo on the PGIC assessment but did not reach statistical significance.

The study was designed to run for up to 36 weeks, with the co-primary measures: mean change from baseline in muscle tone measured with the MAS in the suprahypertonic muscle group ("SMG" - the highest degree for muscle tone) of the elbow, wrist, or finger flexors at Week 6; and mean score of the PGIC at Week 6. The first 73 subjects, who were dosed before enrollment was paused in March due to the COVID-19 pandemic, were followed for up to 36 weeks, and the succeeding 10 subjects were followed up to Week 12.

On a key secondary endpoint, DaxibotulinumtoxinA for Injection delivered a median duration of at least 24 weeks across all three doses. Duration of effect was defined as the time from injection (in weeks) until the loss of improvement as measured by the MAS (for the SMG) and the PGIC, or a request for retreatment by the subject.

All three doses of DaxibotulinumtoxinA for Injection were generally safe and well tolerated with no increase in the incidence of adverse events observed in the higher dose treatment groups. The majority of treatment-related adverse events were mild or moderate in severity.

The JUNIPER Phase 2 trial generated sufficient data to inform our dosing strategy for our Phase 3 program. In 2021, we plan to schedule an end-of-Phase 2 meeting with the FDA prior to finalizing a Phase 3 program.
Plantar fasciitis. In November 2020, we released topline results of a Phase 2 prospective, randomized, double-blind, multi-center, placebo-controlled study to evaluate the safety and efficacy of two doses of DaxibotulinumtoxinA for Injection in reducing the signs and symptoms of plantar fasciitis, a painful affliction caused by inflammation of the ligament running along the bottom of the foot (the plantar fascia). The study’s primary efficacy endpoint was the change from baseline on the 10-point Numeric Pain Rating Scale ("NPRS") score averaged over five days at Week 8. In the trial, both doses of DaxibotulinumtoxinA for Injection resulted in significant measurable pain relief after treatment that was numerically greater than placebo. However, neither dose met the primary efficacy endpoint of statistically significant improvement from baseline in the NPRS for foot pain at Week 8, compared to placebo. Subjects treated with DaxibotulinumtoxinA for Injection showed an average reduction from baseline of 3.29 on the NPRS (a 54.6% reduction) at 80U (p=0.2135 vs. placebo) and 3.25 on the NPRS (a 50.1% reduction) at 120U (p=0.2205 vs. placebo, p=0.9207 vs. 80U), compared to placebo subjects at 2.75 on the NPRS (a 45.1% reduction). DaxibotulinumtoxinA for Injection was found to be safe and well-tolerated at both doses through Week 24. There were no serious treatment-related adverse events and no dose dependent increase in adverse events was observed. Treatment-related adverse events were generally transient and mild to moderate in severity. Although the results of this study did demonstrate pain relief on the NPRS that was numerically greater from baseline than placebo, neither was statistically significant. As such, we are not currently pursuing the plantar fasciitis indication, and we will focus our efforts on indications for muscle movement and pain disorder indications where the use of neuromodulators is well-established.

HintMD Acquisition
On July 23, 2020, we completed the HintMD Acquisition, and HintMD became a wholly owned subsidiary of Revance. The total number of shares of our common stock issued as consideration for the HintMD Acquisition was 8,572,213, including (i) 683,200 shares of our common stock which are held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the HintMD Merger Agreement and (ii) assumed options to purchase an aggregate of 801,600 shares of our common stock.
The HintMD platform provides a seamless, simple and smart payment solution that enables medical aesthetic practices (the “practices”) to improve practice management and economics and foster loyalty with customers, which completes the value chain of our aesthetics portfolio and aligns with our goal to improve outcomes for patients and practices. The HintMD Acquisition leverages our existing and planned commercial infrastructure, and, we believe this financial technology service offering will enable us to grow our U.S. aesthetics business.

Upon the close of the HintMD Acquisition, we onboarded 75 employees into our workforce, and all HintMD operations began being conducted by Revance employees. Certain business integration projects remain ongoing. The next-generation HintMD platform, which is scheduled to launch in mid-2021, will operate as a fully integrated PayFac pursuant to the Payment Facilitator Agreement.

Teoxane’s RHA® Technology and Launch
In January 2020, we entered into the Teoxane Agreement with Teoxane, pursuant to which Teoxane granted us with an exclusive right to import, market, promote, sell and distribute the RHA® Pipeline Products in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement will be effective for a term of ten years upon product launch and may be extended for a two-year period upon the mutual agreement of the parties. In September 2020, we entered into the First Amendment to the Teoxane Agreement to memorialize a revised launch date from April to September as a result of delays related to the COVID-19 pandemic.
From June to August 2020, we completed the PrevU program, a pre-launch promotional program of the RHA® Collection of dermal fillers, for select practices, including key opinion leaders. In August 2020, we established our field sales team of approximately 100 members, and, in September 2020, we launched the RHA® Collection of dermal fillers. For the year ended December 31, 2020, we recognized $12.9 million in product revenue and $4.8 million for cost of product revenue (exclusive of amortization) from the launch of the RHA® Collection of dermal fillers.

Viatris and OnabotulinumtoxinA Biosimilar
In June 2020, we announced that Viatris provided us its written notice of its Continuation Decision and paid us a $30 million milestone payment in connection with the Continuation Decision. We began the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work, followed by an anticipated filing of an Investigational New Drug Application (“IND”) with the FDA in 2022.

Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the same period in 2019 is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the same period in 2018, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020.
As a result of the HintMD Acquisition in July 2020, we have two reportable segments: the Product Segment and the Service Segment. Our Product Segment refers to the business that includes the research and development of innovative aesthetic and therapeutic products, including DaxibotulinumtoxinA for Injection for various indications, the U.S. distribution of the RHA® Collection of dermal fillers, and the onabotulinumtoxinA biosimilar program in partnership with Viatris. Both product and collaboration revenues and related expenses are included in Product Segment. Our Service Segment refers to the business of the HintMD platform, which is a registered PayFac and enables practices to process payments for their patients and provides subscription and pay-over-time solutions that support practices' aesthetic treatment plans.
Revenue

	Year Ended December 31,		2020 vs. 2019
(in thousands, except percentages)	2020	2019	%
Product revenue	$12,877	$—	N/M
Collaboration revenue	2,031	413	392%
Service revenue	417	—	N/M
Total revenue	$15,325	$413	3,611%
N/M - Percentage not meaningful
Product Revenue
We currently generate product revenue primarily from the sale of the RHA® Collection of dermal fillers. We made initial sales of the RHA® Collection of dermal fillers in June 2020 as a part of the PrevU program and the formal commercial launch took place in September 2020. For additional information on the PrevU program, please read Part I, Item 1. “Business — Sales and Marketing”.
Collaboration Revenue
For the year ended December 31, 2020, our collaboration revenue recognized increased compared to the same periods in 2019 due to the increased development activities in connection with the Viatris Collaboration. In June 2020, we announced that Viatris provided us its written notice of its Continuation Decision.
Service Revenue
Our service revenue is generated from the HintMD platform, which earns revenues through: (i) credit card processing revenues net of interchange and other fees and (ii) monthly per patient fees for practices that use the subscription capabilities. We completed the HintMD Acquisition in July 2020.

In our current platform service agreements, we generally recognize service revenue net of costs as an accounting agent. Revenue recognized in new or revised future service offerings and arrangements may be presented differently subject to the accounting evaluation of control. Please also read our revenue accounting policies in Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 2—Summary of Significant Accounting Policies” in this Annual Report on Form 10-K.
Operating Expenses

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Cost of product revenue (exclusive of amortization)	$4,758	$—	$—
Cost of service revenue (exclusive of amortization)	11	—	—
Selling, general and administrative	151,846	62,011	53,863
Research and development	125,795	102,861	92,500
Amortization	6,077	—	—
Total operating expenses	$288,487	$164,872	$146,363

Our operating expenses consist of costs of product revenue (exclusive of amortization) and cost of service revenue (exclusive of amortization), research and development expenses, selling, general and administrative expenses, and amortization. The largest component of our operating expenses is our personnel costs including stock-based compensation, which is a subset of our selling, general and administrative expenses. We expect our operating expenses to increase in the near term as we continue to commercialize the RHA® Collection of dermal fillers in the U.S. and the next-generation HintMD platform, account for the full year impact of an expanded organization related to the HintMD Acquisition and the hiring of our sales force, and other actions taken to prepare for the commercialization of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines if our BLA is approved in 2021. We also expect to decrease our operating expenses related to research and development as we complete existing clinical trials and associated programs related to DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia, adult upper limb spasticity, plantar fasciitis, offset by future potential new indications, and an onabotulinumtoxinA biosimilar, as well as the impact of capitalized inventory costs of DaxibotulinumtoxinA for Injection, if approved.
Cost of Product Revenue (exclusive of amortization)
The costs of product revenue (exclusive of amortization) primarily consists of the cost of inventory and distribution expenses related to the RHA® Collection of dermal fillers. We did not incur costs of product revenue until the first delivery of the RHA® Collection of dermal fillers in the second quarter of 2020.
Cost of Service Revenue (exclusive of amortization)
The costs of service revenue (exclusive of amortization) consist of limited costs in fulfilling certain services provided by the HintMD platform. We did not incur cost of service revenue related to fulfillment of services until the completion of the HintMD Acquisition in July 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of the following:
•RHA® Collection of dermal fillers and HintMD platform service sales and marketing activities and compensation costs of our sales force;
•DaxibotulinumtoxinA for Injection pre-commercial activities such as market research and public relations;

•personnel and professional service costs in our finance, information technology, commercial, investor relations, legal, human resources, and other administrative functions, including related stock-based compensation costs; and
•depreciation and amortization of certain assets used in selling, general and administrative activities.
We expect that our selling, general and administrative expenses will increase as a result of the expenses associated with the operation and integration of HintMD and its full year impact and the potential commercial launch of DaxibotulinumtoxinA for Injection, if approved.
Our selling, general and administration expenses are summarized as follows:

	Year Ended December 31,		2020 vs. 2019
(in thousands, except percentages)	2020	2019	%
Selling, general and administrative	$125,544	$51,731	143%
Stock-based compensation	24,199	9,410	157%
Depreciation and amortization	2,103	870	142%
Total selling, general and administrative expenses	$151,846	$62,011	145%

Selling, general and administrative expenses before stock-based compensation and depreciation and amortization
For the year ended December 31, 2020, selling, general and administrative expenses before stock-based compensation, depreciation and amortization increased by $73.8 million, or 143% compared to the same period in 2019. $54.6 million of the increase was from sales and marketing related expenses in the Product Segment primarily related to the promotional, professional education, and sales and marketing activities for the RHA® Collection of dermal fillers and pre-commercial activities for the commercialization of DaxibotulinumtoxinA for Injection. The Service Segment contributed approximately $3.4 million to the increase in sales and marketing related expenses for year ended December 31, 2020. General and administrative expenses contributed to the remaining increase for the year ended December 31, 2020 compared to the same period in 2019, which were primarily related to professional services and transaction costs associated with the HintMD Acquisition, increased compensation costs from onboarded HintMD team members and other personnel and costs related to investment in information technology infrastructure and administrative functions to support our continued growth as a commercial company with an expanding portfolio of products and services.
We expect selling, general and administrative expenses to increase as we continue to promote, market, and distribute the RHA® Collection of dermal fillers, prepare for the potential launch of DaxibotulinumtoxinA for Injection, if approved, conduct other promotion and marketing activities for service offerings, and compensation and infrastructure costs related to the HintMD Acquisition from July 2020.
Stock-based compensation
For the year ended December 31, 2020, stock-based compensation included in selling, general and administrative expenses increased by $14.8 million, or 157% compared to the same period in 2019, primarily due to increased employee headcount including the onboarding of HintMD employees and our new sales force, increase in the fair value of our equity awards, and incremental expenses recognized from the performance stock awards, which were granted beginning in the fourth quarter of 2019.
Research and Development Expenses
In the Product Segment, we believe allocation of all costs by product candidate would not be meaningful; therefore, we generally do not track these costs by product candidates unless contractually required by our business partners. In the Service Segment, our Research and Development team is dedicated to introducing new functionalities and features for our existing and next-generation HintMD platform service offerings to improve the experience of our medical aesthetics practitioner customers.

Research and development expenses consist primarily of:
•salaries and related expenses for personnel in research and development functions, including stock-based compensation;
•expenses related to the initiation and completion of clinical trials and studies for DaxibotulinumtoxinA for Injection, future innovations related to Teoxane's RHA® Collection of dermal fillers and an onabotulinumtoxinA biosimilar, including expenses related to the production of clinical supplies;
•fees paid to clinical consultants, CROs and other vendors, including all related fees for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;
•expenses related to medical affairs, medical information, publications and pharmacovigilance oversight;
•other consulting fees paid to third parties;
•expenses related to the establishment and maintenance of our manufacturing facilities;
•expenses related to the manufacturing of supplies for clinical activities, regulatory approvals, and pre-commercial inventory;
•expenses related to license fees, milestone payments, and development efforts under in-licensing agreements;
•expenses related to compliance with drug development regulatory requirements in the U.S., the European Union and other foreign jurisdictions;
•expenses related to product development not related to developing new features or functionalities of our proprietary HintMD platform and services;
•depreciation and other allocated expenses; and
•charges from the RHA® Collection of dermal fillers asset acquisition related to in-process research and development.
Our research and development expenses are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, in our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development costs to decrease overall primarily due to the impact of capitalizing inventory costs of DaxibotulinumtoxinA for Injection, if approved. Other factors contributing to the decrease include the completion of our existing clinical development of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, forehead lines, LCLs, and other therapeutic indications, such as cervical dystonia and adult upper limb spasticity, offset by the collaboration effort in developing an onabotulinumtoxinA biosimilar, continued product development related to our HintMD platform not subjected to software capitalization, certain shared development costs to Teoxane related to future dermal filler innovations and indications, and pursuit of other clinical development opportunities of any future new indications for DaxibotulinumtoxinA for Injection.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of development and level of activity related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.

Our research and development expenses are summarized as follows:

	Year Ended December 31,		2020 vs. 2019
(in thousands, except percentages)	2020	2019	%
Clinical and regulatory	$51,121	$52,065	(2)%
Manufacturing and quality	36,107	30,661	18%
In-process research and development	11,184	—	N/M
Other research and development expenses	13,058	9,584	36%
Stock-based compensation	12,254	8,512	44%
Depreciation and amortization	2,071	2,039	2%
Total research and development expenses	$125,795	$102,861	22%
N/M - Percentage not meaningful
Clinical and regulatory
Clinical and regulatory expenses include costs related to personnel, external clinical sites for clinical trials, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the clinical development of DaxibotulinumtoxinA for Injection. For the years ended December 31, 2020 and 2019, clinical and regulatory costs totaled $51.1 million and $52.1 million, or 41% and 51%, respectively, of the total research and development expenses for the respective periods.
For the year ended December 31, 2020, clinical and regulatory expenses decreased by $0.9 million, or 2%, compared to the same period in 2019, primarily as a result of the completion of multiple clinical trials in the current year and the cost of professional services to support the DaxibotulinumtoxinA for Injection BLA submission in the prior year, offset by ongoing BLA regulatory support and other developmental efforts. We expect clinical and regulatory expenses to decrease as we continue and complete our existing clinical development of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, forehead lines, LCLs and other therapeutic indications, such as cervical dystonia, adult upper limb spasticity, plantar fasciitis, any future potential new indications.
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug products used in our research and development of DaxibotulinumtoxinA for Injection. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our products to support quality control and assurance activities. These expenses do not include clinical expenses associated with the development of DaxibotulinumtoxinA for Injection. For the year ended December 31, 2020 and 2019, manufacturing and quality expenses totaled $36.1 million and $30.7 million, or 29% and 30%, respectively, of the total research and development expenses for the respective periods.
For the year ended December 31, 2020, manufacturing and quality expenses increased by $5.4 million, or 18% compared to the same periods in 2019, primarily due to increased activities related to pre-approval manufacturing and quality activities of inventory and increase personnel costs in anticipation and support of the potential FDA inspections and the approval process of DaxibotulinumtoxinA for Injection. We expect that our manufacturing and quality expenses will continue to increase to prepare for an FDA site inspection and the potential launch of DaxibotulinumtoxinA for Injection if approved. Certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs after the potential approval of DaxibotulinumtoxinA for Injection is obtained.
In-process research and development
In January 2020, we entered into the Teoxane Agreement with Teoxane. In connection with the Teoxane Agreement, in the first quarter of 2020, $11.2 million of the aggregate purchase consideration was recognized as in-process research and development expense, which was related to certain products and indications not approved by the FDA. This is a one-time non-recurring charge.

Other research and development expenses
Other research and development expenses include expenses for personnel, contract research organizations, consultants, and supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection, onabotulinumtoxinA biosimilar, and development costs for new functionality or features of our HintMD platform. For the years ended December 31, 2020 and 2019, other research and development expenses were $13.1 million, or 10%, and $9.6 million, or 9%, respectively, of the total research and development expenses for the respective periods.
For the year ended December 31, 2020, other research and development expenses increased by $3.5 million, or 36% compared to the same period in 2019, primarily due to the increased expense associated with development activities in the Service Segment.

Stock-based compensation
For the year ended December 31, 2020, stock-based compensation included in research and development expenses increased by $3.7 million, or 44%, compared to the same periods in 2019, primarily due to increased employee headcount related to manufacturing and quality activities, onboarding of HintMD employees, the increase in the fair value of our equity awards, and incremental expenses recognized from the performance stock awards, which were granted beginning in the fourth quarter of 2019.
Amortization
For the year ended December 31, 2020, amortization increased by $6.1 million compared to the same period in 2019, due to the amortization of distribution rights recognized from the Teoxane Agreement in January 2020 and the amortization of the developed technology recognized from the HintMD Acquisition in July 2020. We expect such expense to increase due to full year of amortization associated with intangible assets acquired from HintMD Acquisition.
Net Non-Operating Income and Expense

	Year Ended December 31,		2020 vs. 2019
(in thousands, except percentages)	2020	2019	%
Interest income	$4,322	$5,532	(22%)
Interest expense	(15,148)	—	N/M
Changes in fair value of derivative liability	(129)	(199)	(35)%
Other expense, net	(592)	(303)	95%
Total net non-operating income (loss)	$(11,547)	$5,030	(330)%
N/M - Percentage not meaningful

Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.

Interest Expense
Interest expense primarily includes cash and non-cash components from the 2027 Notes. The cash component of the interest expense represents the contractual interest charges. The non-cash component of the interest expense represents the amortization of the debt discount issuance costs. For the year ended December 31, 2020, interest expense of $15.1 million were from the 2027 Notes issued in February 2020.
Change in Fair Value of Derivative Liability
The derivative liability on our consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of derivative liability until paid.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.

Income Taxes
For the years ended December 31, 2020, 2019 and 2018, we have only generated domestic pretax losses.

For the year ended December 31, 2020, we have a net tax benefit of $2.6 million, which consisted of a tax benefit of $2.7 million offset by a tax provision of $0.1 million. The tax benefit of $2.7 million was due to a change in our valuation allowance related to the post-combination effect from the net deferred tax liability assumed from the HintMD Acquisition, and the tax provision of $0.1 million was related to foreign withholding taxes. There was no provision or benefit from income taxes for the year ended December 31, 2019.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	December 31,		Increase
(in thousands)	2020	2019
Cash, cash equivalents, and short-term investments	$436,505	$290,115	$146,390
Working capital	$389,039	$255,623	$133,416
Stockholders’ equity	$374,290	$225,490	$148,800

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
As of December 31, 2020 and 2019, we had cash, cash equivalents and short-term investments of $436.5 million and $290.1 million, respectively, which represented an increase of $146.4 million from December 31, 2019 to December 31, 2020. The increase was primarily due to the proceeds from the issuance of convertible senior notes of $287.5 million, the issuance of shares of our common stock in connection with an at-the-market offering program, net of commissions, of $68.4 million, the issuance of shares of our common stock in January 2020 in connection with the exercise of the over-allotment option in the December 2019 follow-on public offering (described below), net of underwriting discounts and commissions, of $15.6 million, the $30.0 million cash milestone payment from Viatris, the proceeds from the exercise of stock options, common stock warrants and the purchase of shares of our common stock under the 2014 ESPP of $6.9 million. These increases were primarily offset by cash used in other operating activities of $206.0 million, payment of capped call transactions of $28.9 million, payments of offering costs and convertible senior notes transaction costs of $9.6 million, payment of proceeds for the net settlement of restricted stock awards for employee taxes of $8.4 million, purchase of property and equipment of $4.1 million, and interest payment of convertible senior notes of $2.5 million.
We derived the following summary of our consolidated statement of cash flows for the periods indicated from our audited consolidated financial statements included elsewhere in this Form 10-K:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(178,502)	$(106,161)
Investing activities	$12,131	$(17,592)
Financing activities	$331,484	$221,657

Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by personnel, manufacturing and facility costs, clinical development, and sales and marketing activities. The changes in net cash used in operating activities are primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel, commercial activities, and research and development activities as our business grows.
For the year ended December 31, 2020, net cash used in operating activities was $178.5 million, which was primarily due to professional services and consulting fees of approximately $70.8 million; personnel and compensation costs of approximately $72.6 million; clinical trials expenses of approximately $37.4 million; rent, supplies and utilities expenses of approximately $28 million; legal and other administrative expense of approximately $9.7 million, and the 2027 Notes interest paid of $2.5 million; offset by a $30.0 million payment received from Viatris in connection with the Viatris Collaboration, $11.5 million from product and service revenue, and a $0.9 million milestone payment received from Fosun pursuant to the Fosun License Agreement.
Net cash used in operating activities for the year ended December 31, 2019 was $106.2 million, which was primarily due to clinical spend of approximately $35 million; personnel and talent retention of $43 million; professional services and consulting fees of approximately $39 million; and rent, supplies and utilities of approximately $18 million; offset by the upfront payment, net of withholding tax, received under the Fosun License Agreement of $27 million, and the incremental payment received from Viatris of $5 million.
Cash Flows from Investing Activities
For the years ended December 31, 2020 and 2019, net cash provided by or used in investing activities were primarily related to fluctuations in the timing of purchases, sale and maturities of investments, purchases of property and equipment, and in 2020, the purchase of distribution rights under the Teoxane Agreement and the net cash paid for HintMD Acquisition.
Cash Flows from Financing Activities
For the year ended December 31, 2020, net cash provided by financing activities was driven by proceeds from issuance of the 2027 Notes (as described below), net proceeds from the issuance of our common stock in connection with at-the-market offering program, proceeds from the issuance of shares of our common stock in January 2020 in connection with the exercise of the over-allotment option from the December 2019 follow-on public offering (described below), net of underwriting discounts, commissions and other offering expenses, and proceeds from the exercise of stock options, common stock warrants, and the purchase of shares of our common stock under the 2014 ESPP. The inflows were offset by payment of capped call transactions, offering costs and convertible senior notes transaction costs, and net settlement of restricted stock awards for employee taxes.

Net cash provided by financing activities for the year ended December 31, 2019 are primarily driven by net proceeds from the issuance of our common stock in connection with follow-on offerings in January 2019 as well as in December 2019 (as described below), the ATM offering program (as described below), and proceeds from the exercise of stock options and the employee stock purchase plan, offset by net settlement of restricted stock awards for employee taxes and payment of offering costs.
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
In January 2019, we completed a follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for net proceeds of $107.6 million, after underwriting discounts, commissions and other offering expenses.
Convertible Senior Notes
On February 14, 2020, we issued $287.5 million aggregate principal amount of the 2027 Notes, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs.
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
ATM Offering Programs
In March 2018, we entered into the 2018 ATM Agreement. Under the 2018 ATM Agreement, we had the ability to offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. Sales of common stock through Cantor Fitzgerald under the 2018 ATM Agreement was made by means of ordinary brokers’ transactions on the Nasdaq or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Cantor Fitzgerald. Cantor Fitzgerald sold the common stock from time to time, based upon instructions from us. We agreed to pay Cantor Fitzgerald a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald under the 2018 ATM Agreement. For the year ended December 31, 2019, we sold 687,189 shares of common stock under the 2018 ATM Agreement at a weighted average price of $16.26 per share resulting in net proceeds of $10.9 million after underwriting discounts, commissions and other offering expenses.
In November 2020, we terminated the 2018 ATM Agreement and entered into the 2020 ATM Agreement. Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125.0 million. We are not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. The 2020 ATM Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares. For the year ended December 31, 2020, we sold 2,585,628 shares of common stock under the 2020 ATM Agreement at a weighted average price of $27.18 per share resulting in net proceeds of $68.2 million after sales agent commissions and offering costs.
Common Stock and Common Stock Equivalents
As of February 12, 2021, outstanding shares of common stock were 71,377,818, outstanding stock options were 5,079,944, unvested restricted stock awards and performance stock awards were 4,444,211, and the number of underlying shares from the 2027 Notes at the initial conversion price is 8.9 million.

Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect to make additional outlays to increase operating expenditures over the next several years to support the completion of clinical trials and associated programs relating to DaxibotulinumtoxinA for Injection for various indications, an onabotulinumtoxinA biosimilar, our investment in future innovations in the RHA® Pipeline Products, the procurement of regulatory approval for DaxibotulinumtoxinA for Injection for various indications and onabotulinumtoxinA biosimilar, preparation for and, if approved, commercialization for DaxibotulinumtoxinA for Injection, the sale of the RHA® Collection of dermal fillers in the U.S. and the integration of HintMD and the development and commercialization of the HintMD platform. We have funded our operations primarily through the sale and issuance of common stock and, in February 2020, the 2027 Notes. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months following the filing of this Form 10-K. However, we may need to raise substantial additional financing in the future to fund our operations. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned. For example, if the FDA does not approve our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines on a timely basis or at all, it may take longer than anticipated to generate revenue sufficient to fund our operations. In order to meet additional cash requirements, we may seek to sell additional equity or debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. In addition, the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials and research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, an onabotulinumtoxinA biosimilar and any future product candidates and terminate or delay the integration of HintMD and the development and commercialization of the HintMD platform, or scale back the establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our services and product candidates, if we obtain marketing approval. Further, if adequate funds are not available to us on a timely basis, or at all, we may be required to curtail integration of and execution of operation strategies related to the HintMD platform. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.
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
Convertible Senior Notes
In accounting for the issuance of the 2027 Notes, we separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was $175.4 million, which was calculated by using an implied interest rate of

9.5%, which was estimated to be our borrowing rate on the issuance date for a similar debt instrument without the conversion feature. The carrying amount of the equity component was $112.1 million, which represents the conversion option, and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. A 1% change to the estimated interest rate would have changed the allocation between the liability and equity components by approximately $10 million on initial recognition, which would then impact the subsequent recognition of non-cash interest expense from the amortization of debt discount and issuance costs until maturity date. Refer to Part IV, Item 15 “Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 12—Convertible Senior Notes” for details of the 2027 Notes.
Business Combinations and Asset Acquisitions
Accounting for business combinations and asset acquisitions requires management to make significant estimates and assumptions as of acquisition date which are inherently uncertain. Assets we have recognized from such transactions include goodwill, development technology, in-process research and development, tradename, customer relationships, and distribution rights. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash flows from product or service sales and acquired technologies, revenue growth rate, expected costs to develop in-process research and development into commercially viable products, technology migration curve, estimated cash flows from the projects when completed, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
Goodwill Impairment
At the acquisition date, we measure goodwill as the excess of consideration transferred over the net of the acquisition-date fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually at the reporting unit level in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Such qualitative factors generally include, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, sustained decrease in our share price, and other relevant changes specific to our company. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.
Collaboration Revenue
Upon adoption of ASC 606 in 2018, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.
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
Performance stock awards Subject to Market-based Vesting Conditions
    Certain performance stock awards granted in 2019 and 2020 include market-based vesting conditions (“market-based PSAs”). These market-based PSAs vest upon the earlier of i) the date that the closing share price of our common stock meet certain minimum share prices on a volume-weighted basis for a specified period of time or ii) upon a change in control in which the purchase price of our common stock is at or above the same minimum share prices as determined in the award agreement.
    We determined the fair value of the market-based PSAs using the Monte Carlo simulation model. The following weighted-average assumptions were used in the Monte Carlo simulation model in determining fair value of these performance stock awards:

	Year Ended December 31,
	2020	2019
Expected term (in years) (1)	10	10
Expected volatility (2)	60.0%	60.0%
Risk-free interest rate	1.7%	1.8%
Expected dividend rate	—%	—%
(1)Expected term was based on the expiration period of the performance stock awards in the award agreement.
(2)Expected volatility was estimated based on our historical volatility and the historical volatilities of a select group of similar entities..
For the year ended December 31, 2020 and 2019, we recognized stock-based compensation expense for the market-based PSAs of $6.4 million and $0.5 million, respectively, on the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the unrecognized compensation cost for the market-based PSAs was $3.2 million with a weighted average expected recognize period of 2.1 years.

Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. We believe that we will be able to meet these obligations with our existing cash balances and cash generated from sales of our products and services as well as potential financing activities.

	Payment due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	( In thousands)
Operating leases (2)	$43,123	$7,649	$13,354	$14,117	$8,003
2027 Notes principal and interest	319,994	5,031	10,062	10,062	294,839
Purchase obligations (3)	98,000	8,000	60,000	30,000	—
Total	$461,117	$20,680	$83,416	$54,179	$302,842

(1)This table does not include any milestone or royalty payments, which may become payable to third parties under agreements, as the timing and likelihood of such payments are not known. Refer to "Contingencies" below for more details.
(2)Operating leases do not include the leases not yet commenced as of December 31, 2020.
(3)The amounts are related to the ABPS Amendment. Refer to "Purchase Commitments" below for detail terms of the purchase commitment.
Operating Lease Obligations
We have commenced operating lease obligations totaled $43.1 million over 6 years, of which $7.6 million were short-term obligations and the rest were long-term as of December 31, 2020. For leases not yet commenced as of December 31, 2020 as well as details of our leases, refer to Part IV, Item 15. — “Notes to Consolidated Financial Statements—Note 11—Leases.”
Convertible Senior Notes
On February 14, 2020, we issued the 2027 Notes with an aggregate principal balance of $287.5 million, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased earlier. The 2027 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. Contractually, we may not redeem the 2027 Notes prior to February 20, 2024, and no sinking fund is provided for the 2027 Notes. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements—Note 12—Convertible Senior Notes” for details of the convertible senior notes.
Purchase Commitments
•Under the ABPS Amendment, we are subject to minimum purchase obligations of $8.0 million for the year ended in December 31, 2021, and $30.0 million for each of the years ended December 31, 2022, 2023 and 2024. We also have the right to terminate the ABPS Services Agreement, without cause, with an 18-month written notice. The ABPS Amendment contains a lease which has not yet commenced as of December 31, 2020. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 17—Commitments and Contingencies” for details of the ABPS Services Agreement and the ABPS Amendment.
•Under the Teoxane Agreement, if Teoxane pursues regulatory approval for the RHA® Pipeline Products for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 6—Filler Distribution Agreement” for details of the Teoxane Agreement.
Contingencies
We have the following milestone or royalty payments, which may become payable to third parties under agreements, as the timing and likelihood of such payments are not known.
•We have one future milestone payment of $4.0 million upon the achievement of regulatory approval for DaxibotulinumtoxinA for Injection. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 10—Derivative Liability” for details.
•We are obligated to pay a $2.0 million milestone payment to List Laboratories, which is a developer of botulinum toxin, when a certain regulatory milestone is achieved. We are also obligated to pay royalties to List

Laboratories on future sales of botulinum toxin products. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 17—Commitments and Contingencies” for details.
•Under the BTRX Purchase Agreement, we are obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 17—Commitments and Contingencies” for details of the BTRX Purchase Agreement.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. We had cash, cash equivalents, and short-term investments of $436.5 million and $290.1 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, our cash, cash equivalents, and short-term investments were held in deposit, money market funds, and commercial paper. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our consolidated financial statements. We mitigate market risk for changes in interest rates by holding our short-term investments in commercial paper to maturity.
Foreign Exchange
Our operations are primarily conducted in the U.S. using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2020, and 2019, are included in other expense in the consolidated statement of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements are set forth beginning on page F-3 in this Annual Report on Form 10-K and are incorporated herein by reference.
We have elected to comply with Item 302 of Regulation S-K, as amended February 10, 2021 and are omitting the supplementary financial information disclosure in reliance thereon.

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
Our management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded certain elements of the internal control activities of HintMD, a wholly-owned subsidiary, which we acquired in July 2020 in a business combination. Refer to Part IV, Item 15. Notes to Consolidated Financial Statements—Note 4—“Business Combination” for details. Subsequent to the acquisition, certain elements of HintMD’s internal control over financial reporting and related processes were integrated into our existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The excluded elements represent controls over approximately 1% of the consolidated total assets as of December 31, 2020. Total excluded elements represent controls over 3% of our consolidated total revenues for the year ended December 31, 2020.

Based on our evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on pages F2-F4 in Part IV, Item 15 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
For the three months ended December 31, 2020, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our proxy statement for the 2021 Annual Meeting of the Stockholders (“2021 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements. The financial statements required by this item are set forth beginning at F-1 in this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)Exhibits: See Item 15(b) below.
(b)Exhibits. The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated May 18, 2020, by and among Revance Therapeutics, Inc., Heart Merger Sub, Inc., Hint, Inc. and Fortis Advisors LLC, as the Securityholders’ Representative (included as Annex A to the prospectus/information statement)	S-4	333-239059	2.1	June 10, 2020	—
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
4.4	Description of Registrant’s Securities	—	—	—	—	X
10.1*	Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.3	December 31, 2013	—
10.2*	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.4	December 31, 2013	—
10.3*	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4*	Form of Restricted Stock Unit Award Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-K	001-36297	10.6	March 4, 2016	—
10.5*	Form of Stock Option Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-Q	001-36297	10.3	November 10, 2015	—
10.6*	Form of Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	—	—	—	—	X
10.7*	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014	—
10.8*	Form of Indemnity Agreement by and between Revance Therapeutics, Inc. and each of its officers and directors	S-1/A	333-193154	10.8	January 27, 2014	—
10.9*	Revance Therapeutics, Inc. Amended and Restated 2014 Inducement Plan	10-Q	001-36297	10.2	November 9, 2020	—
10.10*	Form of Stock Option Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-Q	001-36297	10.5	November 10, 2015	—
10.11*	Form of Restricted Stock Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	—	—	—	—	X
10.12*	Hint, Inc. 2017 Equity Incentive Plan	S-8	333-240061	99.2	July 24, 2020	—
10.13	Lease Agreement dated March 31, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.9	December 31, 2013	—
10.14	First Amendment to Office Lease dated April 7, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.10	December 31, 2013	—
10.15	Second Amendment to Office Lease and Lease dated May 17, 2010 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.11	December 31, 2013	—
10.16	Third Amendment to Lease, dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014	—
10.17	Fourth Amendment to Lease, dated May 10, 2018, by and between Revance Therapeutics, Inc. and BMR-Pacific Research Center LP.	8-K	001-36297	10.1	May 11, 2018	—
10.18	Fifth Amendment to Lease, dated July 1, 2020, by and between Revance Therapeutics, Inc. and BMR-Pacific Research Center LP.	10-Q	001-36297	10.1	August 6, 2020	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Office Lease, dated November 19, 2020, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	8-K	001-36297	10.1	November 20, 2020	—
10.20	Amendment to Lease, effective as of January 4, 2021, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	—	—	—	—	X
10.21+	License and Service Agreement dated February 8, 2007 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.15	December 31, 2013	—
10.22+	First Addendum to the License and Service Agreement dated April 21, 2009 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.16	December 31, 2013	—
10.23+	Development and Supply Agreement dated December 11, 2009 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.18	December 31, 2013	—
10.24+	First Amendment to Development and Supply Agreement dated May 29, 2013 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc	S-1	333-193154	10.20	December 31, 2013	—
10.25+	Second Amendment to Development and Supply Agreement dated August 31, 2015 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	10-Q	001-36297	10.1	November 10, 2015	—
10.26*	Revance Therapeutics, Inc. Executive Severance Benefit Plan, Amended and Restated effective October 13, 2019	10-Q	001-36297	10.3	November 4, 2019	—
10.27*	Revance Therapeutics, Inc. 2021 Management Bonus Plan	—	—	—	—	X
10.28*	Executive Employment Agreement dated December 14, 2015 by and between Revance Therapeutics, Inc. and Abhay Joshi	10-K	001-36297	10.34	March 4, 2016	—
10.29*	Executive Employment Agreement dated November 5, 2018 by and between Revance Therapeutics, Inc. and Tobin Schilke	10-K	001-36291	10.37	February 28, 2019	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.30	Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated March 14, 2017 between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	10-Q	001-36297	10.4	May 9, 2017	—
10.31++	Amendment No. 1 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated December 18, 2020 between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	—	—	—	—	X
10.32+	Collaboration and License Agreement, dated February 28, 2018, by and between Revance Therapeutics, Inc. and Mylan Ireland Ltd	10-Q	001-36297	10.1	May 9, 2018	—
10.33++	Amendment #1 to the Collaboration and License Agreement dated August 22, 2019 between Revance Therapeutics, Inc. and Mylan Ireland Ltd.	10-Q	001-36297	10.1	November 4, 2019	—
10.34+	License Agreement, dated December 4, 2018, by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	10-K	001-36291	10.42	February 28, 2019	—
10.35	Letter Amendment to the License Agreement dated January 8, 2020 by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	—	—	—	—	X
10.36*	Separation Agreement effective October 11, 2019 by and between Revance Therapeutics, Inc. and L. Daniel Browne	10-Q	001-36297	10.2	November 4, 2019	—
10.37*	Executive Employment Agreement effective October 13, 2019 by and between Revance Therapeutics, Inc. and Mark J. Foley	10-Q	001-36297	10.4	November 4, 2019	—
10.38*	Executive Employment Agreement effective December 1, 2019 and between Revance Therapeutics, Inc. and Dustin Sjuts	10-K	001-36297	10.4	February 26, 2020	—
10.39*	Separation Agreement effective January 8, 2020 by and between Revance Therapeutics, Inc. and Caryn G. McDowell	10-K	001-36297	10.41	February 26, 2020	—
10.40*	Executive Employment Agreement dated February 17, 2020 by and between Revance Therapeutics, Inc. and Dwight Moxie	10-K	001-36297	10.42	February 26, 2020	—
10.41++	Exclusive Distribution Agreement, dated January 10, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-K	001-36297	10.43	February 26, 2020	—
10.42++	First Amendment to Exclusive Distribution Agreement, effective as of September 1, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-Q	001-36297	10.5	November 9, 2020	—
10.43*	Executive Employment Agreement effective July 23, 2020 by and between Revance Therapeutics, Inc. and Aubrey Rankin	10-Q	001-36297	10.1	November 9, 2020	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of Subsidiaries of the Registrant	—	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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
None.

REVANCE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Revance Therapeutics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Revance Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Hint, Inc. (HintMD) from its assessment of the Company’s internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. Subsequent to the acquisition, certain elements of HintMD’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. We have also excluded these elements of the internal control over financial reporting of HintMD from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately 1% of consolidated assets and 3% of consolidated revenues.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Hint, Inc. - Valuation of Developed Technology and In-process Research and Development Intangible Assets
As described in Note 4 to the consolidated financial statements, on July 23, 2020, the Company completed the acquisition of Hint, Inc. for a total acquisition price of $189.6 million, which resulted in $19.6 million of developed technology and $16.2 million of in-process research and development being recorded. Management estimates the fair value of developed technology and in-process research and development intangible assets using the multi-period excess earnings method. Significant judgment was exercised in determining the fair value of the intangible assets acquired, which included estimates and assumptions related to the revenue growth rate and technology migration curve.
The principal considerations for our determination that performing procedures relating to the valuation of the developed technology and in-process research and development intangible assets in the acquisition of Hint, Inc. is a critical audit matter are the significant judgment by management when estimating the fair value of the developed technology and in-process research and development intangible assets which involved the use of significant estimates and assumptions related to the revenue growth rate and technology migration curve. This in turn led to significant audit effort and a high degree of auditor judgement and subjectivity in performing procedures and evaluating the significant assumptions relating to the estimates, including revenue growth rate and technology migration curve. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and in-process research and development intangible assets, and controls over the development of the significant assumptions related to the valuation, including the revenue growth rate and technology migration curve significant assumptions. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the developed technology and in-process research and development intangible assets. Testing management’s process included evaluating the appropriateness of the multi-period excess earnings model, testing the completeness, accuracy, and relevance of underlying data used in the model, and evaluating the reasonableness of the significant assumptions related to the revenue growth rate and technology migration curve, which involved evaluating the consistency with external market and industry data, and benchmarking of peer companies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings model used by management and evaluating the reasonableness of the technology migration curve assumption.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 25, 2021

We have served as the Company’s auditor since 2005.

REVANCE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$333,558	$171,160
Short-term investments	102,947	118,955
Accounts and other receivables	1,829	—
Inventories	5,876	—
Prepaid expenses and other current assets	5,793	6,487
Total current assets	450,003	296,602
Property and equipment, net	17,499	14,755
Goodwill	146,964	—
Intangible assets, net	71,343	—
Operating lease right of use assets	29,632	26,531
Restricted cash	3,445	730
Other non-current assets	1,334	1,669
TOTAL ASSETS	$720,220	$340,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,657	$8,010
Accruals and other current liabilities	32,938	18,636
Deferred revenue, current portion	7,851	7,911
Operating lease liabilities, current portion	4,437	3,470
Derivative liability	3,081	2,952
Total current liabilities	60,964	40,979
Convertible senior notes	180,526	—
Deferred revenue, net of current portion	77,294	47,948
Operating lease liabilities, net of current portion	27,146	25,870
TOTAL LIABILITIES	345,930	114,797
Commitments and Contingencies (Note 17)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of December 31, 2020 and 2019; 69,178,666 and 52,374,735 shares issued and outstanding as of December 31, 2020 and 2019, respectively	69	52
Additional paid-in capital	1,500,514	1,069,639
Accumulated other comprehensive income	—	3
Accumulated deficit	(1,126,293)	(844,204)
TOTAL STOCKHOLDERS’ EQUITY	374,290	225,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$720,220	$340,287
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product revenue	$12,877	$—	$—
Collaboration revenue	2,031	413	3,729
Service revenue	417	—	—
Total Revenue	15,325	413	3,729
Operating expenses:
Cost of product revenue (exclusive of amortization)	4,758	—	—
Cost of service revenue (exclusive of amortization)	11	—	—
Selling, general and administrative	151,846	62,011	53,863
Research and development	125,795	102,861	92,500
Amortization	6,077	—	—
Total operating expenses	288,487	164,872	146,363
Loss from operations	(273,162)	(164,459)	(142,634)
Interest income	4,322	5,532	4,023
Interest expense	(15,148)	—	(44)
Changes in fair value of derivative liability	(129)	(199)	(140)
Other expense, net	(592)	(303)	(773)
Loss before income taxes	(284,709)	(159,429)	(139,568)
Income tax benefit (provision)	2,620	—	(3,000)
Net loss	(282,089)	(159,429)	(142,568)
Unrealized gain (loss) and adjustment on securities included in net loss	(3)	11	(8)
Comprehensive loss	$(282,092)	$(159,418)	$(142,576)
Basic and diluted net loss	$(282,089)	$(159,429)	$(142,568)
Basic and diluted net loss per share	$(4.86)	$(3.67)	$(3.94)
Basic and diluted weighted-average number of shares used in computing net loss per share	58,009,162	43,460,804	36,171,582
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

			Additional Paid-In Capital	Other Accumulated Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance — December 31, 2017	$36,516,075	$37	$810,975	$—	$(542,167)	$268,845
Issuance of common stock upon exercise of stock options	293,100	—	4,527	—	—	4,527
Issuance of restricted stock awards, net of cancellation	201,032	—	—	—	—	—
Issuance of common stock relating to employee stock purchase plan	37,894	—	765	—	—	765
Net settlement of restricted stock awards for employee taxes	(72,898)	—	(2,212)	—	—	(2,212)
Cumulative-effect adjustment from adoption of ASU 2018-07	—	—	40	—	(40)	—
Stock-based compensation expense	—	—	16,273	—	—	16,273
Unrealized loss and adjustment on securities included in net loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(142,568)	(142,568)
Balance — December 31, 2018	36,975,203	37	830,368	(8)	(684,775)	145,622
Issuance of common stock in connection with offerings, net of issuance costs of $770	13,264,705	13	211,187	—	—	211,200
Issuance of restricted stock awards, net of cancellation	1,447,544	1	(1)	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $265	687,189	1	10,604	—	—	10,605
Issuance of common stock relating to employee stock purchase plan	74,935	—	818	—	—	818
Issuance of common stock upon exercise of stock options	10,135	—	119	—	—	119
Net settlement of restricted stock awards for employee taxes	(84,976)	—	(1,378)	—	—	(1,378)
Stock-based compensation expense	—	—	17,922	—	—	17,922
Unrealized gain and adjustment on securities included in net loss	—	—	—	11	—	11
Net loss	—	—	—	—	(159,429)	(159,429)
Balance — December 31, 2019	52,374,735	52	1,069,639	3	(844,204)	225,490

The accompanying notes are an integral part of these Consolidated Financial Statements.
REVANCE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity— (Continued)
(In thousands, except share and per share amounts)

			Additional Paid-In Capital	Other Accumulated Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Issuance of common stock in connection with the HintMD Acquisition	7,756,765	8	188,082	—	—	188,090
Issuance of restricted stock awards and performance stock awards, net of cancellation	2,602,890	2	(2)	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $211	2,585,628	2	68,154	—	—	68,156
Issuance of common stock in connection with the Teoxane Agreement	2,500,000	3	43,397	—	—	43,400
Issuance of common stock in connection with offerings, net of issuance costs of $44	975,000	1	15,536	—	—	15,537
Issuance of common stock upon exercise of stock options and warrants	635,966	1	5,247	—	—	5,248
Issuance of common stock relating to employee stock purchase plan	94,205	—	1,644	—	—	1,644
Equity component of convertible senior notes, net of transaction costs	—	—	108,510	—	—	108,510
Net settlement of restricted stock awards for employee taxes	(346,523)	—	(8,441)	—	—	(8,441)
Capped call transactions related to the issuance of convertible senior notes	—	—	(28,865)	—	—	(28,865)
Stock-based compensation	—	—	37,613	—	—	37,613
Unrealized loss and adjustment on securities included in net loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(282,089)	(282,089)
Balance — December 31, 2020	69,178,666	$69	$1,500,514	$—	$(1,126,293)	$374,290

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,089)	$(159,429)	$(142,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	36,453	17,922	16,273
Non-cash in-process research and development	11,184	—	—
Amortization of debt discount and issuance costs	10,726	—	—
Depreciation and amortization	10,250	2,909	1,726
Income tax benefit	(2,720)	—	—
Amortization of discount on investments	(1,423)	(2,637)	(1,103)
Loss (gain) on disposal of property and equipment	52	(8)	(1,466)
Other non-cash operating activities	(907)	810	175
Changes in operating assets and liabilities:
Accounts and other receivables	(1,736)	27,000	(26,952)
Inventories	(5,876)	—	—
Prepaid expenses and other current assets	912	(1,377)	(2,911)
Operating lease right of use assets	(3,101)	(1,868)	—
Other non-current assets	335	1,578	(1,871)
Accounts payable	4,425	(360)	1,691
Accruals and other liabilities	13,484	3,565	1,488
Deferred revenue	29,286	4,587	51,272
Operating lease liabilities	2,243	1,147	—
Net cash used in operating activities	(178,502)	(106,161)	(104,246)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments	259,500	317,000	146,000
Proceeds from sale of investments	16,969	—	67,435
Purchases of investments	(259,304)	(3,238)	(6,991)
Purchases of property and equipment	(4,098)	(331,362)	(314,911)
Cash paid for HintMD Acquisition, net	(818)	—	—
Purchase of distribution rights and other in-process research and development	(118)	—	(100)
Proceeds from sale of property and equipment	—	8	1,541
Net cash provided by (used in) investing activities	12,131	(17,592)	(107,026)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	287,500	—	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	68,367	10,870	—
Proceeds from issuance of common stock in connection with offerings, net of commissions and discount	15,581	211,970	—
Proceeds from the exercise of stock options and common stock warrants, and purchases under the employee stock purchase plan	6,892	937	5,292
Payment of capped call transactions	(28,865)	—
Payment of convertible senior notes transaction costs	(9,190)	—
Net settlement of restricted stock awards for employee taxes	(8,441)	(1,378)	(2,212)
Payment of offering costs	(360)	(742)	(366)
Principal payments made on financing obligations	—	—	(932)
Net cash provided by financing activities	331,484	221,657	1,782
The accompanying notes are an integral part of these Consolidated Financial Statements.
REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	165,113	97,904	(209,490)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	171,890	73,986	283,476
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$337,003	$171,890	$73,986
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,530	$—	$16
Cash paid for income taxes	$100	$3,000	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of common stock and awards assumed in connection with the HintMD Acquisition	$188,090	$—	$—
Issuance of common stock in connection with the Teoxane Agreement	$43,400	$—	$—
Internally developed software capitalized from stock-based compensation	$1,160	$—	$—
Property and equipment purchases included in accounts payable and accruals	$904	$619	$642
Accrued offering costs	$188	$293	$354

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. The Company
Revance is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing United States (“U.S.”) regulatory approval. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in two therapeutic indications—cervical dystonia and adult upper limb spasticity. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to Teoxane SA’s line of Resilient Hyaluronic Acid® Collection of dermal fillers, the first and only range of U.S. Food and Drug Administration (the “FDA”)-approved fillers for correction of dynamic facial wrinkles and folds, and the HintMD fintech platform (the “HintMD platform”), which provides an integrated smart payment solution that supports aesthetic practice management, practice economics and practice loyalty. We have also partnered with Viatris Inc. (formerly Mylan N.V.) (“Viatris”) to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
On July 23, 2020, we completed the acquisition of Hint, Inc. (d/b/a HintMD) by acquiring 100% of the HintMD stock that was issued and outstanding as of the date of acquisition for a total purchase consideration of $189.6 million (see Note 4). The HintMD platform provides a seamless, simple and smart payment solution that enables medical aesthetic practices (the “practices”) to improve practice management and economics and foster loyalty with customers, which completes the value chain of our aesthetics portfolio and aligns with our goal to improve outcomes for patients and practices. The HintMD Acquisition leverages our existing and planned commercial infrastructure, and, we believe this financial technology service offering will enable us to grow our U.S. aesthetics business. The consolidated financial statements as of and for the year ended December 31, 2020 include the financial results of HintMD from the acquisition completion date.
Since inception, we have devoted substantially all of our efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the onabotulinumtoxinA biosimilar, and the commercial launch of Teoxane’s RHA® Collection of dermal fillers. We have incurred losses and negative cash flows from operations. We have not generated substantial product revenue to date, and will continue to incur significant research and development, sales and marketing, and other expenses related to our ongoing operations.
For the year ended December 31, 2020, we had a net loss of $282.1 million. As of December 31, 2020, we had a working capital surplus of $389.0 million and an accumulated deficit of $1.1 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, and payments received from collaboration arrangements. As of December 31, 2020, we had capital resources of $436.5 million consisting of cash, cash equivalents, and investments. We believe that our existing capital resources will fund the operating plan through at least the next 12 months following the issuance of this Form 10-K, and may identify additional capital resources to fund our operations.

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the fair value of assets and liabilities assumed in business combinations, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, period of benefit associated with deferred costs, useful lives of customer contracts, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, accruals including clinical trial costs, valuation and assumptions underlying stock-based compensation and other equity instruments, fair value of derivative liability, fair value of the liability component of the convertible senior notes, allocation of purchase consideration in asset acquisitions, and income taxes.
We base these estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances. The worldwide continued spread of COVID-19 has caused a global slowdown of economic activity which has decreased demand for a broad variety of goods and services, including from our potential customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. We are unable to predict the future effect resulting from the COVID-19 pandemic on, for instance, clinical trials, product launch timing, and commercial activities. As of the date of issuance of these consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our consolidated financial statements.
Risks and Uncertainties
The product candidates developed by us require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that our current and future product candidates will meet desired efficacy and safety requirements to obtain the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on our business and our consolidated financial statements.
In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Newark, California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA did not indicate there were any other review issues at the time beyond the on-site inspection.
We are subject to risks common to companies in the development or early commercial stage including, but not limited to, dependency on the clinical and commercial success of our product candidates, ability to obtain regulatory approval of our product candidates, the need for substantial additional financing to achieve our goals, uncertainty of broad adoption of our approved products, if any, by physicians and consumers, significant competition and untested manufacturing capabilities.
Concentration of Risks
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
Substantially all of our product revenue was related to sales through one third-party distributor.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Cash and Cash Equivalents
We consider all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents may include deposit, money market funds, and debt securities.
Restricted Cash
As of December 31, 2019, a deposit totaling $0.7 million was restricted from withdrawal. We have a deposit balance of $0.5 million that relates to securing our facility lease and will remain until the end of the lease. The remaining $0.2 million deposit balance relates to a letter of credit. As of December 31, 2020, a deposit totaling $3.4 million was restricted from withdrawal. We have a deposit balance of $0.5 million that relates to securing our facility lease and will remain until the end of the lease. The remaining $2.9 million deposit balance relates to a letter of credit. These balances are included in restricted cash on the accompanying consolidated balance sheets and within the cash, cash equivalents, and restricted cash balance on the consolidated statement of cash flows.
Investments
Investments generally consist of securities with original maturities greater than three months and remaining maturities of less than one year. We do not have long-term investments with remaining maturities greater than one year. We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. All of our investments are classified as available-for-sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss and accumulated as a separate component of stockholders’ equity on the consolidated balance sheets. Interest income includes interest, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of investments, if any. The cost of securities sold is based on the specific-identification method. We monitor our investment portfolio for potential impairment on a quarterly basis. If the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the carrying amount of the security is reduced to fair value and a loss is recognized in operating results for the amount of such decline. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the cause of the decline in value, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and our intent and ability to hold the security to maturity or forecast recovery. We mitigate our credit risk by investing in money market funds, U.S. treasury securities, U.S. government agency obligations, commercial paper and overnight repurchase agreement which limit the amount of investment exposure as to credit quality and maturity.
Inventories
Inventories consist of finished goods held for sale to customers including consigned inventory held by our distributor. Cost is determined using the first-in-first-out (FIFO) method. Inventory valuation reserves are established based on a number of factors including, but not limited to, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No inventory valuation reserves have been recorded for any periods presented.

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
The three levels of inputs that may be used to measure fair value are as follows:
•Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities;
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 — Valuations based on unobservable inputs to the valuation methodology and including data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Computer equipment, lab equipment and furniture and fixtures, and manufacturing equipment is depreciated generally over 3, 5, and 7 years, respectively. Leasehold improvements are depreciated over the lesser of 15 years or the term of the lease. The cost of maintenance and repairs is expensed as incurred.
Internal-use software, whether purchased or developed, is capitalized at cost and amortized using the straight-line method over its estimated useful life, which is generally 3 years. Costs associated with internally developed software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they provide additional functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of internal-use software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software.
When property and equipment are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.
Leases
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) which requires an entity to recognize right-of-use asset and lease liabilities arising from a lease for both financing and operating leases with terms greater than twelve months. We recognized $24.7 million and $28.2 million as total right-of-use assets and total lease liabilities, respectively, on our consolidated balance sheet as of January 1, 2019 for our existing operating lease agreements for the office and

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
manufacturing spaces in Newark, California and equipment leases. The existing deferred rent liabilities of $3.5 million associated with the same lease agreements was reversed as of January 1, 2019.
We account for a contract as a lease when it has an identified asset that is physically distinct and we have the right to control the asset for a period of time while obtaining substantially all of the asset's economic benefits. We determine if an arrangement is a lease or contains a lease at inception. For arrangements that meet the definition of a lease, we determine the initial classification and measurement of our operating right-of-use asset and operating lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that we are reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our estimated secured incremental borrowing rate for that lease term. Rent expense is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss.
In addition to rent, the leases may require us to pay additional amounts for variable lease costs which includes taxes, insurance, maintenance, and other expenses, and the variable lease costs are generally referred to as non-lease components. At adoption date of January 1, 2019, for real estate leases, we did not elect the practical expedient to combine lease and non-lease components; therefore, we account for lease and non-lease components separately. For equipment leases, lease and non-lease components are accounted for as a single lease component. For new leases after the adoption, we will make accounting policy elections by class of underlying asset on separating or not separating lease and non-lease components.
At adoption date of January 1, 2019, we have also elected the recognition exemption for short-term leases for all leases that qualify. Under this exemption, we will not recognize right-of-use assets or lease liabilities for those leases that qualify as a short-term lease.
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
Goodwill
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value, without consideration of any recoverability. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Intangible Assets, net
Intangible assets consist of distribution rights acquired from the filler distribution agreement with Teoxane, SA (see Note 7) as well as intangible assets acquired from the HintMD Acquisition (see Note 4). Finite-lived intangible assets are carried at cost, less accumulated amortization on the consolidated balance sheets, and are amortized on a ratable basis over their estimated useful life.
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
To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
In revenue arrangements involving third parties, we recognize revenue as the principal when we maintain control of the product or service until it is transferred to our customer; under other circumstances, we recognize revenue as an agent in the sales transaction. Determining whether we have control requires judgment over certain considerations, which generally include whether we are primarily responsible for the fulfillment of the underlying products or services, whether we have inventory risk before fulfillment is completed, and if we have discretion to establish prices over the products or services. We evaluate whether we are the principal or the agent in our revenue arrangements involving third parties should there be changes impacting control in transferring related goods or services to our customers.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.
We currently generate product revenue substantially from the sale of the RHA® Collection of dermal fillers (defined in Note 6), service revenue from payment processing and subscriptions to the platform, and collaboration revenue from an onabotulinumtoxinA biosimilar program with Viatris.
Product Revenue
Our product revenue is primarily generated from the sale of the RHA® Collection of dermal fillers to our customers. We sell the RHA® Collection of dermal fillers to our customers through our third-party distributor and maintain control throughout the sales transactions as the principal. We recognize revenue from product sales when control of the product transfers, generally upon delivery, to the customers in an amount that reflects the consideration we received or expect to receive in exchange for those goods as specified in the customer contract. We accept product returns under limited circumstances which generally include damages in transit or ineffective product. Service fees paid to the distributor associated with product logistics are accounted for as fulfillment costs and are included in cost of product revenue in the accompanying statements of operations and comprehensive loss.
Service Revenue
We generate service revenue from charging customers subscription-based fees to use the HintMD platform and fees for payments processed through the HintMD platform. Our contracts with customers renew automatically unless cancelled and are generally for a term of one month.
Subscription-based fees are charged monthly for the use of our platform and on a per-patient account basis for patients actively enrolled in the subscription payment program. We typically invoice our customers for subscription-based services monthly in arrears. Our arrangements for subscription services typically consist of an obligation to provide services to the customers on a when and if needed basis (a stand-ready obligation), and revenue is recognized from the satisfaction of the performance obligations ratably over each month, as we provide the platform services to customers.
We currently work with third-party partners to provide payment processing services in which we are the accounting agent in these arrangements. Payment processing services are charged on a rate per transaction basis (usage-based fees), with no minimum usage commitments. We recognize revenue generated from these transactions on a net basis.
Costs to Obtain Contracts with Customers
Certain costs to obtain a contract with a customer should be capitalized, to the extent recoverable from the associated contract margin, and subsequently amortized as the products or services are delivered to the customer inclusive of expected renewals. We expect such costs to generally include sales commissions and related fringe benefits. For similar contracts with which the expected delivery period is one year or less, we apply the practical expedient to expense such costs as incurred in the consolidated statements of operations and comprehensive loss. Otherwise such costs are capitalized on the consolidated balance sheets, and are amortized over the expected period of benefit to the customer. The determined period of benefit for payment processing and subscription services is subject to re-evaluation periodically.
Collaboration Revenue
We generate revenue from collaboration agreements, which are generally within the scope of ASC 606, where we license rights to certain intellectual property or certain product candidates and perform research and development services for third parties. The terms of these arrangements may include payment of one or more of the following: non-refundable upfront fees, milestone payments, and royalties on future net sales of licensed products.
Performance obligations are promises to transfer distinct goods or services to a customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
We utilize judgment to assess whether the collaboration agreements include multiple distinct performance obligations or a single combined performance obligation. In assessing whether a promised good or service is distinct in the evaluation of a collaboration arrangement subject to ASC 606, we consider various promised goods or services within the arrangement including but not limited to intellectual property license granting, research, manufacturing and commercialization, along with the intended benefit of the contract in assessing whether one promise is separately identifiable from other promises in the contract. We also consider the capabilities of the collaboration partner regarding these promised goods or services and the availability of the associated expertise in the general marketplace. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until we identify a bundle of goods or services that is distinct.
To estimate transaction price, which could include fixed consideration or variable consideration, ASC 606 provides two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The method selected can vary between contracts and is not a policy election; however, once determined, method should be consistently applied throughout the life of the contract.
For collaboration arrangements that include variable considerations such as development, regulatory or commercial milestone payments, the associated milestone value is included in the transaction price if it is probable that a significant revenue reversal would not occur. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.
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
For arrangements with multiple performance obligations, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis.
We then assess the nature of the respective performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue. We evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
Income Taxes
We account for current and deferred income taxes by assessing and reporting tax assets and liabilities in our consolidated balance sheet and our statement of operations and comprehensive loss. We estimate current income tax exposure and temporary differences which result from differences in accounting under U.S. GAAP and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets or liabilities. In general, deferred tax assets represent future tax benefits to be received when certain expenses

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
previously recognized in the consolidated statements of operations and comprehensive loss become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. Likewise, deferred tax liabilities represent future tax liabilities to be settled when certain amounts of income previously reported in the consolidated statements of operations and comprehensive loss become realizable income under applicable income tax laws.
We measure deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when we cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that its net deferred tax assets will be utilized in the future. Accordingly, we recorded a valuation allowance against the net deferred tax assets as of December 31, 2020 and 2019. We intend to maintain such a valuation allowance until sufficient evidence exists to support its reversal.
We recognize tax benefits from uncertain tax positions only if it expects that its tax positions are more likely than not that they will be sustained, based on the technical merits of the positions, on examination by the jurisdictional tax authority. We recognize any accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.
Stock-based Compensation
We measure our stock-based awards using the estimated grant-date fair values. For stock options issued and shares purchased under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), fair values are determined using the Black-Scholes option pricing model. For restricted stock awards including performance stock awards subject to performance-based vesting conditions, the grant-date fair values are the closing prices of our common stocks on the grant dates. For performance stock awards subject to market-based vesting conditions, fair values are determined using the Monte-Carlo simulation model.
For stock-based awards other than performance stock awards not subject to market-based vesting conditions, the value of the stock-based awards is recognized as compensation expense over the requisite service period (generally the vesting period). For performance stock awards not subject to market-based vesting conditions, the value of the stock-based awards is recognized as compensation expense when the performance condition is probable of achievement. Stock-based compensation expenses are classified in the consolidated statements of operations and comprehensive loss based on the functional area to which the related recipients belong. Forfeitures are recognized when they occur.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	December 31,
	2020	2019	2018
Convertible senior notes	8,878,938	—	—
Outstanding common stock options	5,716,744	4,734,616	3,605,333
Unvested restricted stock awards and performance stock awards	3,546,303	1,808,518	605,012
Outstanding common stock warrants	—	34,113	34,113

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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill assuming a hypothetical purchase price allocation (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. This standard should be adopted when the entities perform the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied on a prospective basis. We adopted this guidance effective January 1, 2020 and applied the guidance during our annual goodwill impairment test for the year ending December 31, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted ASU 2018-15 on January 1, 2020 on a prospective basis. There were no material impact to our consolidated financial statements as a result of the adoption.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 simplifies the accounting for convertible debt instruments by removing certain requirements to separately account for conversion options embedded in debt instruments that are not required to be accounted for as derivative instruments. ASU 2020-06 also updates and improves the consistency of earnings per share calculations for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method and the adoption did not have any impact for our consolidated balance sheets as of December 31, 2020. As a result of the adoption, on January 1, 2021, we made certain adjustments on our consolidated balance sheets which consisted of an increase of $98.9 million in Convertible Senior Notes (the 2027 Notes as defined in Note 12), a decrease of $108.5 million in Additional Paid-in Capital and a decrease of $9.7 million in Accumulated Deficit. Additionally, from January 1, 2021, we will no longer incur non-cash interest expense for the amortization of debt discount after adoption, therefore the interest expense for the 2027 Notes, which is included in the Interest Expense on the consolidated statements of operations and comprehensive loss, will be lower comparing to fiscal year 2020.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
3. Revenue
Our revenue is generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 18). The following tables present our revenues disaggregated by timing of transfer of goods or services:

	Year Ended December 31, 2020
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$12,877	$—	$126	$13,003
Transferred over time	—	2,031	291	2,322
Total	$12,877	$2,031	$417	$15,325

Product Revenue
Substantially all product revenue was generated from the sale of the RHA® Collection of dermal fillers.
Collaboration Revenue
Viatris Collaboration and License Agreement
Agreement Terms
We entered into a collaboration and license agreement with Viatris Inc. (formerly Mylan N.V.) (the “Viatris Collaboration”) in February 2018, pursuant to which we agreed to collaborate with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® (“an onabotulinumtoxinA biosimilar”). Viatris provided us with written notice and decided to continue the development and commercialization of an onabotulinumtoxinA biosimilar beyond the initial development plan (the “Continuation Decision”) in May 2020, and paid a $30 million milestone payment in connection with the Continuation Decision in June 2020.
Viatris has paid us an aggregate of $60 million in non-refundable fees as of December 31, 2020, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Viatris Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Collaboration are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Collaboration. As of December 31, 2020, the transaction price allocated to the unfulfilled performance obligations was $104.2 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development service to be provided for the development period. For revenue recognition purposes, the

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
development period is estimated to continue through 2025. It is possible that this period will change and is assessed at each reporting date.
For the year ended December 31, 2020, 2019 and 2018, we recognized revenue related to development services of $2.0 million, $0.4 million and $3.7 million, respectively. As of December 31, 2020, and December 31, 2019 we estimated short-term deferred revenue of $7.9 million for both periods; and long-term deferred revenue of $46.3 million and $18.0 million, respectively.
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
Fosun has paid us non-refundable upfront and other payments totaling $31.0 million before foreign withholding taxes as of December 31, 2020. We are also eligible to receive (i) additional remaining contingent payments of up to $229.5 million upon the achievement of certain milestones based on (a) the approval of biologics license applications (“BLAs”) for certain aesthetic and therapeutic indications and (b) first calendar year net sales, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of December 31, 2020, the transaction price allocated to unfulfilled performance obligation is $31 million.
For the year ended December 31, 2020, $15,030 of revenue has been recognized from the Fosun License Agreement, which were included in the Product Revenue on the consolidated statements of operations and comprehensive loss. No revenue has been recognized from the Fosun License Agreement for the year ended December 31, 2019 and 2018. Substantially all payments received to date were included in long-term deferred revenue as of December 31, 2020 and December 31, 2019.

Service Revenue
Following the HintMD Acquisition in July 2020 (Note 4), we began to offer customer payment processing and subscription services through our HintMD platform to aesthetic practices. Revenue related to the payment processing service is recognized at a point in time, whereas revenue related to the subscription service is recognized over time.

4 Business Combination
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), pursuant to the Agreement and Plan of Merger, dated as of May 18, 2020, (the “HintMD Merger Agreement”), by and among Revance, Heart Merger Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary, HintMD, and Fortis Advisors, LLC, a Delaware limited liability company, as the security holder’s

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
representative. The HintMD platform provides an integrated smart payment solution that supports aesthetic practice management, practice economics and practice loyalty.
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
Mark J. Foley, President, Chief Executive Officer and a director of Revance, was a former director and equity holder of HintMD. The shares of HintMD capital stock beneficially owned by Mr. Foley prior to July 23, 2020 were automatically cancelled and converted into the right to receive shares of our common stock in accordance with the terms of the HintMD Merger Agreement.
Consideration Transferred
The following table summarizes the consideration transferred in the HintMD Acquisition:

(in thousands)	July 23, 2020
Fair value of Revance common stock issued to HintMD stockholders (1)	$182,280
Fair value of Revance replacement stock option awards attributable to pre-combination service (2)	5,810
Cash consideration (3)	1,483
Total consideration transferred	$189,573

(1)Represents the fair value of equity consideration issued to HintMD shareholders, consisting of approximately 7,756,765 shares (excluding assumed HintMD stock options to purchase an aggregate of 801,600 shares of our common stock), at $23.50 per share (the closing price of shares of our common stock on July 23, 2020), and adjusted for estimated net debt and working capital amounts.
(2)Represents stock option awards held by HintMD employees prior to the acquisition date that have been assumed and converted into our stock-based awards. The portion of the stock option awards related to services performed by employees prior to the acquisition date is included within the consideration transferred.
(3)Represents certain HintMD pre-acquisition liabilities paid by Revance.
The HintMD Acquisition was accounted for as a business combination using the acquisition method of accounting. The acquisition method required that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. We used certified valuation specialists to assist with assigning estimated fair values to certain acquired assets. In the fourth quarter of 2020, and as a result of finalizing certain tax-related areas, we recorded $0.2 million increase in Prepaid expenses and other current assets, $2.7 million increase in Deferred tax liability, and $2.5 million net increase in Goodwill to the preliminary estimates. We have completed the valuation as of December 31, 2020.
The post-combination effect from net deferred tax liability assumed from the HintMD Acquisition also caused a release of our consolidated income tax valuation allowance. The release resulted in an income tax benefit of $2.7 million. Refer to Note 16 for additional discussion of our valuation allowance.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the fair value of assets acquired and liabilities assumed:

(in thousands)	July 23, 2020
Cash and cash equivalents	$665
Accounts receivable	93
Prepaid expenses and other current assets	453
Property and equipment	77
Intangible assets	46,200
Total assets acquired	47,488
Accounts payable	(53)
Accruals and other current liabilities	(2,106)
Deferred tax liability	(2,720)
Total liabilities assumed	(4,879)
Total identifiable net assets	42,609
Goodwill (1)	146,964
Total fair value of assets acquired and liabilities assumed	$189,573

(1)The assigned value of $147.0 million in goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The recognized goodwill is attributable to the assembled workforce of HintMD and the anticipated synergies and cost savings expected to be achieved from the operations of the combined company. None of the goodwill resulting from the acquisition is deductible for tax purposes and all of the goodwill acquired was assigned to the Service reporting unit.
Significant judgment was exercised in determining the fair value of the intangible assets acquired, which included estimates and assumptions related to the revenue growth rate and technology migration curve. In-process research and development relates to the research and development of payment facilitator technology to facilitate the processing of customer payments. Similar to the valuation method used for developed technology, the in-process research and development was valued utilizing the multi-period excess earnings method and was determined to have no defined life based on the current stage of development of the research projects of HintMD on July 23, 2020. No amortization expense has been recorded since July 23, 2020 as the assets have not yet been completed and placed into service. Upon completion of the associated research and development activities, the asset’s useful life will be determined. Prior to completion of these research and development activities, the intangible assets will be subject to annual impairment tests, or more frequent tests in the event of any impairment indicators occurring. These impairment tests require significant judgment regarding the status of the research activities, the potential for future revenues to be derived from any products that may result from those activities, and other factors.
The following table summarizes the intangible assets acquired in the HintMD Acquisition as of July 23, 2020.

	Fair Value	Useful Life
(in thousands, except for in years)	(in thousands)	(in years)
Developed technology	$19,600	6
In-process research and development	16,200	N/A
Customer relationships	10,300	4
Tradename	100	1
Total intangible assets acquired	$46,200

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Transaction Costs
For the year ended December 31, 2020, transaction costs for the HintMD Acquisition were $3.9 million. These costs were associated with legal and professional services and recorded in selling, general and administrative expense in our consolidated statements of operations and comprehensive loss.
Financial Results
Since the acquisition date of July 23, 2020, HintMD contributed $0.4 million of the consolidated net revenue for the year ended December 31, 2020, which are included in our consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, HintMD also contributed loss from operations of $6.2 million, which excluded unallocated corporate and other expenses as defined in Note 18.
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
The supplemental unaudited pro forma financial information for the periods presented is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Total revenue	$15,766	$1,692
Net loss	$(293,560)	$(186,751)

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
5. Cash Equivalents and Short-Term Investments
The following table is a summary of our cash equivalents and short-term investments, amortized cost, unrealized gains and losses, and fair value:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Unrealized		Fair Value
(in thousands)				Gains	Losses
Money market funds	$267,130	$267,130	$136,258	$—	$—	$136,258
Commercial paper	113,446	113,446	77,082	—	—	77,082
U.S. treasury securities	—	—	48,349	6	—	48,355
Overnight repurchase agreements	—	—	15,001	—	—	15,001
U.S. government agency obligations	—	—	5,993	2	(5)	5,990
Total cash equivalents and available-for-sale securities	$380,576	$380,576	$282,683	$8	$(5)	$282,686

Classified as:
Cash equivalents		$277,629				$163,731
Short-term investments		102,947				118,955
Total cash equivalents and available-for-sale securities		$380,576				$282,686

As of December 31, 2020 and 2019, we have no other-than-temporary impairments on our available-for-sale securities, and the contractual maturities of the available-for-sale securities are less than one-year.

6. Filler Distribution Agreement
In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane SA (“Teoxane”), pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® (“RHA®”) dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement includes rights to (i) RHA® 2, RHA® 3 and RHA® 4, which have been approved by the U.S. Food and Drug Administration (the “FDA”) for the correction of moderate to severe dynamic facial wrinkles and folds (the “RHA® Collection of dermal fillers”), (ii) RHA® 1, which is currently in the premarket approval (“PMA”) application process for the treatment of perioral rhytids (lip lines), and is currently in ongoing clinical trials, and (iii) future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® Pipeline Products") in the U.S. and U.S. territories and possessions. The Teoxane Agreement will be effective for a term of ten years upon product launch and may be extended for two years upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations and certain minimum expenditure requirements, which are discussed in Note 17.
If Teoxane pursues regulatory approval for RHA® Pipeline Products for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We will also have a right of first negotiation with respect to any cosmeceutical products that Teoxane wishes to distribute in the U.S, and Teoxane will have a right of first negotiation in connection with the distribution of DaxibotulinumtoxinA for Injection for aesthetic use outside the U.S. and U.S. territories where Teoxane has an affiliate.
The Teoxane Agreement was accounted for as an asset acquisition for the distribution rights of various approved and unapproved products and indications. The aggregate purchase consideration for the distribution rights was $43.5 million, consisting of the fair value of the 2,500,000 shares transferred to Teoxane and transaction costs. The purchase consideration was allocated to the underlying groups of approved and unapproved products based on their relative fair values, of which $11.2 million is allocated to certain unapproved products and future innovations, or in-process research and development

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
assets, and was recognized as research and development expense on the consolidated statements of operations and comprehensive loss. The remaining purchase consideration was allocated to the currently approved products and indications, and is recognized as an intangible asset on the consolidated balance sheets. The distribution rights to approved products and indications are amortized over approximately 4 years commenced upon the first delivery of RHA® Collection of dermal fillers products from Teoxane in June 2020. Refer to Note 7 for further details.

7. Intangible Assets
The following table sets forth the intangible assets and the remaining useful lives for the intangible assets:

	December 31, 2020
(in thousands, except for in years)	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	3.4	$32,334	$(4,715)	$27,619
Developed technology	5.6	19,600	(1,362)	18,238
In-process research and development	N/A	16,200	—	16,200
Customer relationships	3.6	10,300	(1,072)	9,228
Tradename	0.6	100	(42)	58
Total intangible assets		$78,534	$(7,191)	$71,343

For the year ended December 31, 2020, the aggregate amortization expense of intangible assets was $7.2 million, of which $6.1 million was recorded to “Amortization” in the statement of operations and comprehensive loss and it was related to the amortization of Distribution rights and Developed technology, the remaining $1.1 million was recorded to “Selling, general and administrative” in the statement of operations and comprehensive loss. No amortization expense of the intangible assets was recorded for the year ended December 31, 2019.
Based on the amount of intangible assets subject to amortization as of December 31, 2020, the estimated amortization expense for each of the next five fiscal years and thereafter was as follows:

Year Ending December 31,	(in thousands)
2021	$13,983
2022	13,925
2023	13,925
2024	8,137
2025	3,267
2026 and thereafter	1,906
Total	$55,143

8. Inventories
As of December 31, 2020, our inventories of $5.9 million consisted of only finished goods, which are the purchased RHA® Collection of dermal fillers from Teoxane.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
9. Balance Sheet Components
Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Accruals related to:
Compensation	$17,374	$7,933
General expenses	5,683	4,751
Clinical trials	3,726	4,746
Interest expense	1,887	—
Inventories	1,796	—
Other current liabilities	1,472	206
Nonrecurring milestone payment	1,000	1,000
Total	$32,938	$18,636

We reclassified categories of accruals for balances as of December 31, 2019 in order to be comparable with balances as of December 31, 2020. Therefore, the balances as of December 31, 2019 are different from the balances reflected in Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to Consolidated Financial Statements—Note 7. Balance Sheet Components” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Property and Equipment, net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2020	2019
Manufacturing equipment	$19,810	$19,113
Leasehold improvements	5,972	5,374
Construction in progress	4,927	2,386
Computer software	2,972	2,040
Computer equipment	1,768	1,505
Furniture and fixtures	1,541	1,203
Total property and equipment	36,990	31,621
Less: Accumulated depreciation	(19,491)	(16,866)
Property and equipment, net	$17,499	$14,755

10. Derivative Liability
In 2012, we entered into a settlement agreement in which we are obligated to pay $4.0 million upon achieving regulatory approval for DaxibotulinumtoxinA for Injection or DaxibotulinumtoxinA Topical. We determined that such payment was a derivative instrument that requires fair value accounting as a liability and periodic fair value remeasurement until settled. The fair value of the derivative liability is determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor. The changes in fair value are recognized in the consolidated statements of operations and comprehensive loss. We will continue to record adjustments to the fair value of the derivative liability until the $4.0 million settlement payment has been paid.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2019, the fair value of the derivative liability was $3.0 million, which was measured using a term of 0.9 years based on an expected BLA approval in 2020, a risk-free rate of 1.6% and a credit risk adjustment of 7.5%. As of December 31, 2020, the fair value of the derivative liability was $3.1 million, which was measured using a term of 0.5 years based on an expected BLA approval in 2020, a risk-free rate of 0.1% and a credit risk adjustment of 7.5%.

11. Leases
We have non-cancelable operating leases for facilities for research, manufacturing, and administrative functions, and equipment operating leases. For the year ended December 31, 2020, we had a facility operating lease commenced in November 2020 with the lease term ending in 2027. The monthly payments for the facility lease escalate over the facility lease term. As of December 31, 2020 and 2019, the weighted average remaining lease term is 6.0 years and 7.0 years, respectively. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
The operating lease costs are summarized as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$5,932	$5,618
Variable lease cost (1)	912	1,184
Total operating lease costs	$6,844	$6,802
(1)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.
As of December 31, 2020, maturities of our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2021	$7,649
2022	6,613
2023	6,741
2024	6,952
2025	7,165
2026 and thereafter	8,003
Total operating lease payments	43,123
Less imputed interest (1)	(11,540)
Present value of operating lease payments	$31,583
(1)Our lease contracts do not provide a readily determinable implicit rate. As of December 31, 2020 and 2019, the imputed interest was based on a weighted average discount rate of 10.6% and 12.0%, respectively, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.
Supplemental cash flow information related to the operating leases was as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,790	$6,339
Right-of-use assets obtained in exchange for operating lease liabilities	$5,683	$3,890

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Leases Not Yet Commenced
In November 2020, we entered into a non-cancelable operating lease for an office space in Nashville, Tennessee. The arrangement also provides a temporary space that does not qualify as a lease. As of December 31, 2020, the accounting commencement date of the primary office lease had not occurred and it is expected to take place when the office space is made available to us after the completion of certain improvement work, which is expected in June 2021. The lease has a term of 150 months from the commencement date defined in the lease. We have an option to extend the lease for one seven-year term. The monthly base rent payments for the lease escalate over the term. The total undiscounted base rent payments determinable are $22.9 million.
In December 2020, we entered into the ABPS Amendment, which is a manufacturing and supply agreement. The ABPS Amendment contains a lease related to a dedicated fill-and finish-line for the manufacturing of DaxibotulinumtoxinA for Injection. This embedded lease had not commenced as of December 31, 2020. The details for the ABPS Amendment and the lease obligations are discussed below in Note 17.

12. Convertible Senior Notes
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
Contractually, we may not redeem the 2027 Notes prior to February 20, 2024. We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2027 Notes.
If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the 2027 Notes, we separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was $175.4 million, which was calculated by using a discount rate of 9.5%, which was estimated to be our borrowing rate on the issuance date for a similar debt instrument without the conversion feature. The carrying amount of the equity component was $112.1 million, which represents the conversion option, and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component of the 2027 Notes is included in additional paid-in capital in the consolidated balance sheets and will not be subsequently remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the 2027 Notes and the liability component (the “debt discount”) is amortized to interest expense in the consolidated statements of operations and comprehensive loss using the effective interest method over the term of the 2027 Notes.
Total transaction costs for the issuance of the 2027 Notes were $9.2 million, consisting of the initial purchasers’ discount, commissions, and other issuance costs. We allocated the total transaction costs proportionally to the liability and equity components. The transaction costs attributed to the liability component were $5.6 million, which were recorded as debt issuance costs (presented as contra debt in our consolidated balance sheets) and are amortized to interest expense in the consolidated statements of operations and comprehensive loss over the term of the 2027 Notes. The transaction costs attributed to the equity component were $3.6 million, which were included in additional paid-in capital.
Interest expense relating to the 2027 Notes in the consolidated statements of operations and comprehensive loss are summarized as follows:

Year Ended
(in thousands)	December 31, 2020
Contractual interest expense	$4,416
Amortization of debt discount (1)	10,393
Amortization of debt issuance costs (2)	333
Total interest expense	$15,142
(1)The effective interest rate on the liability component of the 2027 Notes was 9.5% for the year ended December 31, 2020, which remained unchanged from the issuance date. As of December 31, 2020, the unamortized debt discount was $101.7 million and will be amortized over 6.1 years.
(2)As of December 31, 2020, the unamortized debt issuance cost for the 2027 Notes was $5.3 million on the consolidated balance sheets.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2020, the convertible senior notes on the consolidated balance sheets represented the carrying amount of the liability component of the 2027 Notes, net of unamortized debt discounts and debt issuance costs, which are summarized as follows:

(in thousands)	December 31, 2020
2027 Notes	$287,500
Less: Unamortized debt discount and debt issuance costs	(106,974)
Carrying amount of 2027 Notes	$180,526

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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of December 31, 2020, we had not purchased any shares under the capped call transactions.

13. Stock-Based Compensation
Equity Compensation Plans
We maintain four equity compensation plans: 2014 Equity Incentive Plan (the “2014 EIP”), Amended and Restated 2014 Inducement Plan (the “2014 IN”), the HintMD Plan, and 2014 Employee Stock Purchase Plan (the “2014 ESPP”). Under the 2014 EIP, 2014 IN and the HintMD Plan, stock options may be granted with different vesting terms with maximum contractual term of 10 years from the grant dates. Under the 2014 EIP, the 2014 IN and the HintMD Plan, stock options typically vest over four years, either with 25% of the total grant vesting on the first anniversary of the grant date and 1/36th of the remaining grant vesting each month thereafter or 1/48th vesting monthly; restricted stock awards typically vest annually over 1, 3, or 4 years.
Effective January 1, 2020, equity compensation to new and existing employees below the vice president level was revised to restricted stock awards only. Prior to this change, equity compensation to employees generally included a combination of stock options and restricted stock awards.
2014 EIP
The 2014 EIP was effective on February 5, 2014, and the plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other forms of equity compensation to qualified employees, directors and consultants. The common stock shares reserved for issuance under the 2014 EIP will automatically increase each year on January 1st from January 1, 2015 to January 1, 2024 by 4% of our total common stock shares outstanding on December 31st of the preceding calendar year or a lesser number of shares determined by our Board of Directors. On January 1, 2020, the common stock shares reserved for issuance under the 2014 EIP increased by 2,094,989 shares, and on January 1, 2021, the common stock shares reserved for issuance under the 2014 EIP increased by

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
2,767,146 shares. For the year ended December 31, 2020, 1,037,675 stock options and 1,876,025 restricted stock awards, including 215,000 performance stock awards, were granted under the 2014 EIP. As of December 31, 2020, 466,001 common stock shares were available for issuance under the 2014 EIP.
2014 IN
The 2014 IN was effective on August 29, 2014, and the plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other forms of equity compensation exclusively to individuals that were not previously employees or directors of us, as an inducement material to the individual’s entry into employment with us Stockholder approval of the 2014 IN was not required pursuant to Rule 5635 (c)(4) of the Nasdaq Listing Rules. On July 23, 2020, the 2014 IN was amended and restated to increase the number of common stock shares reserved for issuance under the 2014 EIP by 1,089,400 shares. For the year ended December 31, 2020, 949,196 restricted stock awards were granted under the 2014 IN. As of December 31, 2020, 501,488 common stock shares were available for issuance under the 2014 IN.
HintMD Plan
On July 23, 2020, in connection with the HintMD Acquisition and based on the HintMD Merger Agreement (Note 4), we registered 1,260,946 shares under the HintMD Plan. For the year ended December 31, 2020, options to purchase 801,600 shares of our common stock were granted under the HintMD Plan, which represented the converted stock options assumed pursuant to the HintMD Merger Agreement, and 47,367 restricted stock awards were granted under the HintMD Plan. The total post-combination incremental stock-based compensation was $11.3 million, of which $1.3 million was immediately expensed in the consolidated statements of operations and comprehensive loss on acquisition date, and the remaining is expected to be recognized over the requisite service periods. As of December 31, 2020, 430,639 shares were available for issuance under the HintMD Plan.
2014 ESPP
The 2014 ESPP was effective on February 5, 2014, and the plan provides employees with an opportunity to purchase our common stock through accumulated payroll deductions. The common stock shares reserved for issuance under the 2014 ESPP will automatically increase each year on January 1st from January 1, 2015 to January 1, 2024 by the lesser of (i) 1% of the total common stock shares outstanding on December 31st of the preceding calendar year, (ii) 300,000 common stock shares or (iii) a lesser number of common stock shares determined by our Board of Directors. On January 1, 2020, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares, and on January 1, 2021, the common stock shares reserved for issuance under the 2014 ESPP increased by 300,000 shares. For the year ended December 31, 2020, 94,205 common stock shares were issued to employees under the 2014 ESPP. As of December 31, 2020, 1,609,800 common stock shares were available for issuance under the 2014 ESPP.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
    Stock Options
    The following table summarizes our stock option activities:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value(1) (in thousands)
Balance as of December 31, 2017	3,210,400	$20.41
Granted	1,136,650	$28.30		$16.35
Exercised	(293,100)	$15.45			$1,519
Forfeited	(448,617)	$25.59
Balance as of December 31, 2018	3,605,333	$22.66
Granted	1,976,750	$14.53		$8.29
Exercised	(10,135)	$11.76			$45
Forfeited	(837,332)	$22.40
Balance as of December 31, 2019	4,734,616	$19.34
Granted	1,037,675	$22.71		$13.10
Assumed in acquisition (2)	801,600	$2.20		$21.36
Exercised	(624,832)	$8.40			$12,460
Forfeited	(232,315)	$19.94
Balance as of December 31, 2020	5,716,744	$18.72	6.3		$58,440
Exercisable as of December 31, 2020	3,287,740	$20.51	4.6		$29,057
(1)The total intrinsic values of options exercised as of December 31, 2020, 2019 and 2018 were determined by multiplying the number of shares by the difference between exercise price of the stock options and the fair value of the common stock as of December 31, 2020, 2019 and 2018 of $28.34, $16.23 and $20.13 per share, respectively. The intrinsic values of outstanding and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2020.
(2)Assumed from the HintMD Acquisition (Note 4).

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Restricted Stock Awards
The following table summarizes our activities of restricted stock awards, including performance stock awards:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested balance as of December 31, 2017	639,287	$20.86
Granted	373,500	$28.37
Vested	(235,307)	$20.25
Forfeited	(172,468)	$24.83
Unvested balance as of December 31, 2018	605,012	$24.61
Granted	1,640,275	$12.78
Vested	(244,038)	$23.80
Forfeited	(192,731)	$21.47
Unvested balance as of December 31, 2019	1,808,518	$14.32
Granted	2,872,588	$22.94
Vested	(865,105)	$15.93
Forfeited	(269,698)	$22.56
Unvested balance as of December 31, 2020	3,546,303	$21.27

We have performance stock awards that vest based on certain market and performance conditions since 2019. For the year ended December 31, 2019, performance stock awards of 865,000 shares were granted with weighted-average grant-date fair value of $10.78 per share and all 865,000 shares were unvested as of December 31, 2019. For the year ended December 31, 2020, performance stock awards of 215,000 shares were granted with weighted-average grant-date fair value of $23.00 per share, and 376,250 shares were vested with weighted-average grant-date fair value of $13.06 per share. As of December 31, 2020, performance stock awards of 703,750 were unvested with weighted-average grant-date fair value of $18.10 per share.
Stock-based Awards Valuation
Stock Option and 2014 ESPP Shares
The fair value of both stock options and the option component of shares purchased under our 2014 ESPP was estimated using the Black-Scholes option pricing model. The description of the significant assumptions used in the model are as follows:
•Fair Value of Common Stock. The fair value of the common stock shares is based on our stock price as quoted by the Nasdaq.
•Expected Term. For stock options, the expected term is based on the simplified method, as our stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and we have limited history of exercise data. For stock options granted to non-employees before adoption of ASU 2018-07 on July 1, 2018 (Note 2), the expected term is based on the remaining contractual term. For ESPP, the expected term is based on the term of the purchase period under the 2014 ESPP.
•Expected Volatility. For the year ended December 31, 2019 and 2018, the expected volatility was based on the historical volatilities of a group of similar entities combined with the historical volatility of us. In evaluating

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
similarity, we considered factors such as industry, stage of life cycle, capital structure, and company size. For the year ended December 31, 2020, the expected volatility was calculated based on our historical stock prices.
•Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity rates with remaining terms similar to the expected term of the stock options.
•Expected Dividend Rate. We use an expected dividend rate of zero because we have never paid any dividends and do not plan to pay dividends in the foreseeable future.
•Forfeitures. We account for forfeitures as they occur.
The fair values of stock options were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions in 2020:

	Year Ended December 31,
	2020	2019
Expected term (in years)	4.75	6.03
Expected volatility	60.9%	60.2%
Risk-free interest rate	0.8%	2.1%
Expected dividend rate	—%	—%

    The fair values of the option component of the shares purchased under the 2014 ESPP were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for years presented:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	0.5	0.5	0.5
Expected volatility	72.0%	43.4%	50.9%
Risk-free interest rate	0.9%	2.3%	1.9%
Expected dividend rate	—%	—%	—%

Stock Option Assumptions in 2018
Effective July 1, 2018, we adopted ASU 2018-07. All non-employee consultants stock options granted prior to adoption were remeasured at fair value as of July 1, 2018. Before adoption, stock-based compensation expense related to stock options granted to non-employee consultants is recognized as the stock options are earned. For non-employees, the fair values of the stock options vested were remeasured at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended
December 31, 2018
Expected term (in years)	5.5
Expected volatility	59.4%
Risk-free interest rate	2.8%
Expected dividend rate	—%

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

Performance Stock Awards Subject to Market-based Vesting Conditions
    Certain performance stock awards granted in 2019 and 2020 include market-based vesting conditions (“market-based PSAs”). These market-based PSAs vest upon the earlier of i) the date that the closing share price of our common stock meet certain minimum share prices on a volume-weighted basis for a specified period of time or ii) upon a change in control in which the purchase price of our common stock is at or above the same minimum share prices as determined in the award agreement.
    We determined the fair value of the market-based PSAs using the Monte Carlo simulation model. The following weighted-average assumptions were used in the Monte Carlo simulation model in determining fair value of these performance stock awards:

	Year Ended December 31,
	2020	2019
Expected term (in years) (1)	10.0	10.0
Expected volatility (2)	60.0%	60.0%
Risk-free interest rate	1.7%	1.8%
Expected dividend rate	—%	—%
(1)Expected term was based on the expiration period of the performance stock awards in the award agreement.
(2)Expected volatility was based on the historical volatilities of a group of similar entities combined with our historical volatility.
For the year ended December 31, 2020 and 2019, we recognized stock-based compensation expense of $6.4 million and $0.5 million, respectively, for the market-based PSAs.
Stock-based compensation expense was allocated as follows:

(in thousands)	Year Ended December 31,
	2020	2019	2018
Selling, general and administrative	$24,199	$9,410	$8,793
Research and development	12,254	8,512	7,480
Total stock-based compensation expense	$36,453	$17,922	$16,273

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Unrecognized Compensation Cost

	December 31,
	2020		2019
	Unrecognized Compensation Cost	Weighted Average Expected Recognize Period	Unrecognized Compensation Cost	Weighted Average Expected Recognize Period
	(in thousands)	(in years)	(in thousands)	(in years)
Stock options	$27,418	2.6	$18,487	2.9
Restricted stock awards	50,616	2.7	11,891	2.3
Performance stock awards (1)	10,774	1.0	8,839	2.4
Total unrecognized compensation cost	$88,808	2.5	$39,217	2.6

(1)In December 2020, PSAs subject to performance-based vesting condition related to the FDA approval of our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines were modified with an extension. On the modification date, the fair value of these PSAs increased to $27.67 per PSA. The incremental fair value associated with these PSAs was $3.6 million on the modification date.

14. Stockholders’ Equity
Follow-On Public Offerings
In January 2019, we completed a follow-on public offering, pursuant to which we issued 6,764,705 shares of common stock at $17.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 882,352 additional shares of common stock, for net proceeds of $107.6 million, after underwriting discounts, commissions and other offering expenses.
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
At-The-Market (“ATM”) Offering Programs
In March 2018, we entered into a Controlled Equity Offering Sale Agreement with Cantor Fitzgerald (the “2018 ATM Agreement”). Under the 2018 ATM Agreement, we had the ability to offer and sell common stock having aggregate proceeds of up to $125.0 million from time to time through Cantor Fitzgerald as our sales agent. Sales of common stock through Cantor Fitzgerald under the 2018 ATM Agreement was made by means of ordinary brokers’ transactions on the Nasdaq or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Cantor Fitzgerald. Cantor Fitzgerald sold the common stock from time to time, based upon instructions from us. We agreed to pay Cantor Fitzgerald a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cantor Fitzgerald under the 2018 ATM Agreement. For the year ended December 31, 2019, we sold 687,189 shares of common stock under the 2018 ATM Agreement at a weighted average price of $16.26 per share resulting in net proceeds of $10.9 million after underwriting discounts, commissions and other offering expenses.
In November 2020, we terminated the 2018 ATM Agreement and entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125.0 million. We are not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
and disbursements and provide Cowen with customary indemnification and contribution rights. The 2020 ATM Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares. For the year ended December 31, 2020, we sold 2,585,628 shares of common stock under the 2020 ATM Agreement at a weighted average price of $27.18 per share resulting in net proceeds of $68.2 million after sales agent commissions and offering costs.
Common Stock Warrants
As of December 31, 2019, warrants to purchase 34,113 shares of common stock were outstanding at an exercise price of $14.95 per share. In February 2020, the warrants to purchase 34,113 shares of common stock were net exercised for 11,134 shares of common stock. As of December 31, 2020, no common stock warrants were outstanding.

15. Fair Value Measurement
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$267,130	$267,130	$—	$—
Commercial paper	113,446	—	113,446	—
Total assets measured at fair value	$380,576	$267,130	$113,446	$—

Liabilities
Derivative liability	$3,081	$—	$—	$3,081
Total liabilities measured at fair value	$3,081	$—	$—	$3,081

	December 31, 2019
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$136,258	$136,258	$—	$—
U.S. treasury securities	48,355	48,355	—	—
Commercial paper	77,082	—	77,082	—
Overnight repurchase agreements	$15,001	$—	$15,001	$—

Liabilities
Derivative liability	$2,952	$—	$—	$2,952
Total liabilities measured at fair value	$2,952	$—	$—	$2,952

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative liability
Fair value as of December 31, 2019	$2,952
Change in fair value	129
Fair value as of December 31, 2020	$3,081

The fair value of the derivative liability was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment (Note 10). Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The significant unobservable inputs used in the fair value measurement of the product approval payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.
The fair value of the 2027 Notes (Note 12) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We carry 2027 Notes at face value less unamortized debt discount and issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of December 31, 2020, the fair value of the 2027 Notes was $326.2 million.

16. Income Taxes
For the years ended December 31, 2020, 2019 and 2018, we have only generated domestic pretax losses.
The income taxes (benefit) provision for the years presented are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Provision (benefit) for income taxes
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign (1)	100	—	3,000
	100	—	3,000
Deferred:
Federal	(1,712)	—	—
State	(1,008)	—	—
Foreign	—	—	—
	(2,720)	—	—
Income tax provision (benefit)	$(2,620)	$—	$3,000
(1)The foreign tax provision amounts represent withholding taxes on cash payments received in connection with the Fosun License Agreement.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Statutory Federal Income Tax Provision (Benefit)
Reconciliations of the statutory federal income tax provision (benefit) to our effective tax are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Tax benefit at statutory federal rate	$(59,789)	$(33,480)	$(29,309)
Research and development credits	(3,903)	(4,723)	(4,064)
Nondeductible/nontaxable items	(1,004)	1,429	108
Other changes in valuation allowance	57,883	36,379	42,902
Non-deductible executive compensation	3,164	363	319
Other	950	32	(472)
Foreign rate differential and withholding taxes	79	—	2,370
Sale of intellectual property (1)	—	—	(14,008)
Impact of the Tax Reform Act	—	—	5,154
Income tax provision (benefit)	$(2,620)	$—	$3,000
(1)This represents the tax effect of an intra-entity sale between us and our wholly owned subsidiary, Revance International Limited, which was eliminated for financial reporting purposes (discussed below).

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Deferred Tax Assets, Net
Components of our deferred tax assets, net were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Deferred tax assets
Net operating loss carryforward	$246,510	$184,879
Tax credits	21,939	17,449
Deferred revenue	12,579	10,703
Stock-based compensation	9,575	6,241
Operating lease liabilities	7,381	6,174
Accruals and reserves	2,873	1,537
Fixed assets	348	—
Other	26	19
Intangible assets	—	2,856
Total deferred tax assets	301,231	229,858
Less: valuation allowance	(267,292)	(224,222)
Deferred tax assets, gross	33,939	5,636
Deferred tax liabilities
Convertible senior notes	(23,769)	—
Operating lease right of use assets	(6,926)	(5,583)
Intangible assets	(3,244)	—
Fixed assets	—	(53)
Deferred tax assets, net	$—	$—
Valuation Allowance
We have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets. We have considered our history of cumulative net losses incurred since inception and have concluded that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss (“NOL”) carryforwards and other deferred tax assets as of December 31, 2020 and 2019. We reevaluate the positive and negative evidence at each reporting period. The valuation allowance increased by $43.1 million and $54.7 million during the years ended December 31, 2020 and 2019, respectively. The valuation allowance increased primarily due to net operating losses incurred during the taxable years. We also had a change in our valuation allowance related to the post-combination effect from the net deferred tax liability assumed from the HintMD Acquisition which resulted in an income tax benefit of $2.7 million.
Net Operation Loss and Tax Credits Carryforwards
As of December 31, 2020, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California, and other states income tax purposes of $997.3 million, $413.4 million, and $145.2 million, respectively. Of the total federal net operating loss (NOL) carryforward of $997.3 million, approximately $501.0 million was generated after tax year 2017 and has an indefinite carryover period; the utilizations of theses NOLs will be limited to 80% of the taxable income in the years in which these NOLs are utilized. The California NOL carryforwards will begin to expire in 2028. If not utilized, the remaining federal and the other states NOL carryforwards will begin expiring in 2021 and 2030, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2020, we had research and development credit carryforwards of $10.6 million and $8.6 million available to reduce future taxable income, if any, for federal and California income tax purposes, respectively. The federal research and development credit carryforwards will begin expiring in 2023 if they are not utilized, and the California research and development credit carryforwards have no expiration date.
As of December 31, 2020, we had orphan drug credit carryforwards of $11.2 million available to reduce future taxable income, if any, for federal income tax purposes. The federal orphan drug credit carryforwards will begin expiring in 2038 if they are not utilized.
In general, if we experience a greater than 50% aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 (California and the other states have similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As a result of performing a 382 limitation analysis for us through December 31, 2020, we determined that ownership changes occurred but that all carryforwards currently reflected in the deferred table can be utilized prior to the expiration. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.
In March and December 2020, in response to the COVID-19 pandemic, the CARES Act and the Consolidated Appropriations Act, 2021, were passed into law and provide additional economic stimulus to address the impact of the COVID-19 pandemic. We do not expect any significant benefit to our income tax provision as a result of this legislation.
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
We do not expect that our uncertain tax positions will materially change in the next twelve months. For year ending December 31, 2020, the amount of unrecognized tax benefits increased due to additional research and development credits generated. The additional uncertain tax benefits would not impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.
The unrecognized tax benefit was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Balance at the beginning of the period	$5,698	$4,200	2,577
Additions for prior years positions	235	—	333
Additions for current year positions	1,233	1,498	1,290
Balance at the end of the period	$7,166	$5,698	$4,200

We file income tax returns in the U.S., Canada, California, and other states. We are not currently under examination by income tax authorities in any federal, state or other jurisdictions. All U.S tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any NOL or tax credits.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
17. Commitments and Contingencies
Teoxane Agreement
We are parties to the Teoxane Agreement (Note 6), which is effective through 2030 and may be extended for two years upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
Other Purchase Commitments
ABPS Services Agreement
We are parties to a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Aji Bio-Pharma Services, a contract development and manufacturing organization (“ABPS”) (the “ABPS Services Agreement”). Under the ABPS Services Agreement, ABPS agreed, among other things, to provide us with expanded capacity and a second source of drug product manufacturing and commercial fill/finish services. The ABPS Services Agreement has an initial term of seven years that will expire in March 2024, unless sooner terminated by either party in accordance with the terms of the ABPS Services Agreement. In December 2020, we entered into Amendment No.1 to the ABPS Services Agreement (the “ABPS Amendment”) in connection with the drug product manufacturing of DaxibotulinumtoxinA for Injection at ABPS’s manufacturing facility in San Diego, California. The ABPS Amendment modified, among other things, ABPS’s dedicated manufacturing capacity that is exclusive to us, a buyback option of idle capacity, and our payment obligations.
Under the ABPS Amendment, each company has the right to terminate the ABPS Services Agreement, without cause, with an 18-month written notice to the other company. We are subject to minimum purchase obligations of $8.0 million for the year ended in December 31, 2021, and $30.0 million for each of the years ended December 31, 2022, 2023 and 2024.
The ABPS Amendment contains a lease because it has an identified asset that is physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both 1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and 2) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. The embedded lease has not yet commenced as of December 31, 2020. The commencement and recognition of the right-of-use lease asset and lease liabilities related this embedded lease will take place when we have substantively obtained the right of control which is expected to be in January 2022.
Bachem Supply Agreement
In December 2020, we renewed and entered into a supply agreement with Bachem Americas, Inc. (“Bachem”) under which Bachem will supply us peptide raw materials based on the price set in the agreement and in accordance with certain specifications. The initial term of the supply agreement is three years, with automatic renewal for one year unless either company provides written notice 90 days before the end of initial term. We are subject to the minimum order amount of $3.3 million during the term of the supply agreement and additional $1.2 million for the one-year renewal term.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Contingencies
We are obligated to pay a $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”), when a certain regulatory milestone is achieved. As of December 31, 2020, the milestone has not been achieved. We are also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
We entered into an asset purchase agreement (the “BTRX Purchase Agreement”) with Botulinum Toxin Research Associates, Inc. (“BTRX”), under which we are obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events. As of December 31, 2020, a one-time intellectual property development milestone liability of $1.0 million has been recorded in accruals on our consolidated balance sheets.
Indemnification
We have indemnification agreements in the ordinary course of business. Under these indemnification agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to our technology. The term of these indemnification agreements is generally perpetual after the execution of the agreements. The maximum potential amount of future payments we are obligated to pay under these indemnification agreements is not determinable because it involves claims that may be made against us in the future, but have not been made. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
We have indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
For the year ended December 31, 2020, no amounts associated with the indemnification agreements have been recorded.

18. Segment Information
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
Product Segment
Our Product Segment refers to the business that includes the research and development of innovative aesthetic and therapeutic products, including DaxibotulinumtoxinA for Injection for various indications, the U.S. distribution of the RHA® Pipeline Products, and an onabotulinumtoxinA biosimilar in partnership with Viatris. Both product and collaboration revenues and related expenses are included in Product Segment.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Service Segment
Our Service Segment refers to the business of the HintMD platform, which is a registered payment facilitator and enables practices to process payments for their patients and provides subscription and pay-over-time solutions that support practices' aesthetic treatment plans.
Corporate and other include operating expense related to general and administrative expenses, depreciation and amortization, stock-based compensation, and in-process research and development that are not used in evaluating the results of, or in allocating resources to, our segments. There was no inter-segment revenue for the years ended December 31, 2020 and 2019. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Reconciliation of Segment Revenue to Consolidated Revenue

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue:
Product Segment	$14,908	$413	$3,729
Service Segment*	417	N/A	N/A
Total revenue	$15,325	$413	$3,729
* Revenue from Service Segment represents the period from July 23, 2020 (HintMD Acquisition completion date) to December 31, 2020.
N/A - Not applicable
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Year Ended December 31,
(in thousands)	2020	2019	2018
Loss from operations:
Product Segment	$(160,031)	$(110,371)	$(94,186)
Service Segment*	(6,156)	N/A	N/A
Corporate and other expenses	(106,975)	(54,088)	(48,448)
Total loss from operations	$(273,162)	$(164,459)	$(142,634)
* Loss from operations of Service Segment represents the period from July 23, 2020 (HintMD Acquisition completion date) to December 31, 2020.
N/A - Not applicable
We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

19. Subsequent Events
At-The-Market Offering
From January 1, 2021 to February 17, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of per share of $29.09 resulting in net proceeds of $21.7 million after underwriting discounts and commissions.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Stock Options and Restricted Stock Awards Grants under the 2014 EIP
In February 2021, we granted 479,404 stock options and 875,367 restricted stock awards including performance stock awards under the 2014 EIP to existing employees.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, State of California on the 25th day of February, 2021.

REVANCE THERAPEUTICS, INC.

By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark J. Foley, Tobin C. Schilke, and Dwight Moxie, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark J. Foley	President, Chief Executive Officer and Director	February 25, 2021
Mark J. Foley	(Principal Executive Officer)

/s/ Tobin C. Schilke	Chief Financial Officer	February 25, 2021
Tobin C. Schilke	(Principal Financial and Accounting Officer)

/s/ Angus C. Russell	Director, Chairman	February 25, 2021
Angus C. Russell

/s/ Jill Beraud	Director	February 25, 2021
Jill Beraud

/s/ Robert Byrnes	Director	February 25, 2021
Robert Byrnes

/s/ Julian S. Gangolli	Director	February 25, 2021
Julian S. Gangolli

/s/ Phyllis Gardner, M.D.	Director	February 25, 2021
Phyllis Gardner, M.D.

/s/ Chris Nolet	Director	February 25, 2021
Chris Nolet

/s/ Philip J. Vickers, Ph.D.	Director	February 25, 2021
Philip J. Vickers, Ph.D.