Form 10-Q
period 2021-03-31
Revance Therapeutics, Inc.
filed 2021-05-10
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 27, 2021: 71,529,367

“Revance Therapeutics,” the Revance logos and other trademarks or service marks of Revance appearing in this quarterly report on Form 10-Q (this “Report”) are the property of Revance. This Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
Unless expressly indicated or the context requires otherwise, the terms “Revance,” “company,” “we,” “us,” and “our,” in this document refer to Revance Therapeutics, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249,427	$333,558
Short-term investments	137,386	102,947
Accounts and other receivables, net	5,186	1,829
Inventories	5,629	5,876
Prepaid expenses and other current assets	8,799	5,793
Total current assets	406,427	450,003
Property and equipment, net	20,766	17,499
Goodwill	146,964	146,964
Intangible assets, net	67,837	71,343
Operating lease right of use assets	28,779	29,632
Restricted cash	3,445	3,445
Other non-current assets	1,729	1,334
TOTAL ASSETS	$675,947	$720,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,079	$12,657
Accruals and other current liabilities	27,101	32,938
Deferred revenue, current portion	9,046	7,851
Operating lease liabilities, current portion	4,472	4,437
Derivative liability	3,140	3,081
Total current liabilities	50,838	60,964
Convertible senior notes	279,694	180,526
Deferred revenue, net of current portion	74,967	77,294
Operating lease liabilities, net of current portion	26,201	27,146
TOTAL LIABILITIES	431,700	345,930
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share — 95,000,000 shares authorized both as of March 31, 2021 and December 31, 2020; 71,411,389 and 69,178,666 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	71	69
Additional paid-in capital	1,432,457	1,500,514
Accumulated deficit	(1,188,281)	(1,126,293)
TOTAL STOCKHOLDERS’ EQUITY	244,247	374,290
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$675,947	$720,220
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue	$11,647	$—
Collaboration revenue	1,511	58
Service revenue	141	—
Total Revenue	13,299	58
Operating expenses:
Cost of product revenue (exclusive of amortization)	4,217	—
Cost of service revenue (exclusive of amortization)	—	—
Selling, general and administrative	49,005	21,224
Research and development	27,251	39,794
Amortization	2,838	—
Total operating expenses	83,311	61,018
Loss from operations	(70,012)	(60,960)
Interest income	97	1,491
Interest expense	(1,560)	(2,148)
Changes in fair value of derivative liability	(59)	(90)
Other expense, net	(105)	(126)
Loss before income taxes	(71,639)	(61,833)
Income tax provision	—	(100)
Net loss	(71,639)	(61,933)
Unrealized gain and adjustment on securities included in net loss	—	521
Comprehensive loss	$(71,639)	$(61,412)
Basic and diluted net loss	$(71,639)	$(61,933)
Basic and diluted net loss per share	$(1.08)	$(1.15)
Basic and diluted weighted-average number of shares used in computing net loss per share	66,636,830	53,868,036
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—
Common Stock
Balance — Beginning of period	69,178,666	69	52,374,735	52
Issuance of restricted stock awards and performance stock awards, net of cancellation	869,586	1	1,197,054	1
Issuance of common stock in connection with at-the-market offerings	761,526	1	—	—
Issuance of common stock upon exercise of stock options and warrants	729,438	—	52,352	—
Shares withheld related to net settlement of restricted stock awards	(127,827)	—	(72,987)	—
Issuance of common stock in connection with the Teoxane Agreement	—	—	2,500,000	3
Issuance of common stock in connection with offerings	—	—	975,000	1
Balance — End of period	71,411,389	71	57,026,154	57
Additional Paid-In Capital
Balance — Beginning of period	—	1,500,514	—	1,069,639
Cumulative-effect adjustment from adoption of ASU 2020-06		(108,509)	—	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	—	(1)	—	(1)
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	—	21,700	—	—
Issuance of common stock upon exercise of stock options and warrants	—	11,136	—	572
Shares withheld related to net settlement of restricted stock awards	—	(3,645)	—	(1,401)
Stock-based compensation	—	11,262	—	6,544
Equity component of convertible senior notes	—	—	—	108,510
Issuance of common stock in connection with the Teoxane Agreement	—	—	—	43,397
Issuance of common stock in connection with offerings, net of issuance costs of $44	—	—	—	15,536
Capped call transactions related to the issuance of convertible senior notes	—	—	—	(28,865)
Balance — End of period	—	1,432,457	—	1,213,931
Other Accumulated Comprehensive Gain
Balance — Beginning of period	—	—	—	3
Unrealized gain and adjustment on securities included in net loss	—	—	—	521
Balance — End of period	—	—	—	524
Accumulated Deficit
Balance — Beginning of period	—	(1,126,293)	—	(844,204)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	9,651	—	—
Net loss	—	(71,639)	—	(61,933)
Balance — End of period	—	(1,188,281)	—	(906,137)
Total Stockholders’ Equity	71,411,389	$244,247	57,026,154	$308,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,639)	$(61,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,607	6,544
Depreciation and amortization	4,241	739
Amortization of debt discount and issuance costs	310	1,505
Amortization of discount on investments	(55)	(513)
Other non-cash operating activities	59	371
Non-cash in-process research and development	—	11,184
Changes in operating assets and liabilities:
Accounts and other receivables	(3,357)	—
Inventories	247	—
Prepaid expenses and other current assets	(3,006)	(467)
Operating lease right of use assets	853	570
Other non-current assets	(395)	175
Accounts payable	(4,996)	789
Accruals and other liabilities	(5,582)	(2,373)
Deferred revenue	(1,132)	942
Operating lease liabilities	(910)	(822)
Net cash used in operating activities	(74,755)	(43,289)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(87,384)	(159,412)
Purchases of property and equipment	(4,036)	(539)
Proceeds from maturities of investments	53,000	54,500
Purchase of intangible assets	—	(118)
Net cash used in investing activities	(38,420)	(105,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	21,706	—
Proceeds from the exercise of stock options and common stock warrants	11,136	572
Taxes paid related to net settlement of restricted stock awards	(3,645)	(1,401)
Payment of offering costs	(153)	(337)
Proceeds from issuance of convertible senior notes	—	287,500
Proceeds from issuance of common stock in connection with offerings, net of commissions and discount	—	15,581
Payment of capped call transactions	—	(28,865)
Payment of convertible senior notes transaction costs	—	(8,703)
Net cash provided by financing activities	29,044	264,347
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(84,131)	115,489
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	337,003	171,890
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$252,872	$287,379
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Internally developed software capitalized from stock-based compensation	$655	$—
Property and equipment purchases included in accounts payable and accruals	$213	$247
Accrued offering costs	$40	$—
Issuance of common stock in connection with the Teoxane Agreement	$—	$43,400
Accrued transaction costs on convertible senior notes	$—	$487
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
The Company
Revance is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing United States (“U.S.”) regulatory approval. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in two therapeutic indications—cervical dystonia and adult upper limb spasticity. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to Teoxane SA (“Teoxane”)’s line of Resilient Hyaluronic Acid® (“RHA®”) Collection of dermal fillers, the first and only range of U.S. Food and Drug Administration (the “FDA”)-approved fillers for correction of dynamic facial wrinkles and folds, and the HintMD fintech platform (the “HintMD platform”), which provides an integrated smart payment solution that supports aesthetic practice management, practice economics and practice loyalty. We have also partnered with Viatris Inc. (formerly Mylan N.V.) (“Viatris”) to develop a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® (“an onabotulinumtoxinA biosimilar”), which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), and HintMD became a wholly owned subsidiary of Revance. The HintMD platform provides a seamless, simple and smart payment solution that enables medical aesthetic practices to improve practice management and economics and foster loyalty with customers, which completes the value chain of our aesthetics portfolio and aligns with our goal to improve outcomes for patients and practices. The HintMD Acquisition leverages our existing and planned commercial infrastructure, and, we believe this financial technology service offering will enable us to grow our U.S. aesthetics business.
Since inception, we have devoted substantial efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the onabotulinumtoxinA biosimilar, and the commercial launch of our products and services. We have incurred losses and negative cash flows from operations. We have not generated substantial revenue to date, and will continue to incur significant research and development, sales and marketing, and other expenses related to our ongoing operations.
For the three months ended March 31, 2021, we had a net loss of $71.6 million. As of March 31, 2021, we had a working capital surplus of $355.6 million and an accumulated deficit of $1.2 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, and payments received from collaboration arrangements. As of March 31, 2021, we had capital resources of $386.8 million consisting of cash, cash equivalents, and short-term investments. We believe that our existing capital resources will fund our operating plan through at least the next 12 months following the issuance of this Report, and we may identify additional capital resources to fund our operations.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Our condensed consolidated balance sheet for the year ended December 31, 2020 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2021, or any other future period. Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”), on February 25, 2021.
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
The ongoing COVID-19 pandemic has caused a global slowdown of economic activity which has negatively impacted consumer spending, including with respect to our current and potential customers, while also disrupting sales channels and marketing activities. In November 2020, the FDA deferred a decision on the biologics license application (“BLA”) for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Newark, California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. We are unable to predict the future impact of the COVID-19 pandemic on the FDA inspection required for the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, the progress of clinical trials, supplies and sales of the RHA® Collection of dermal fillers, demand for our products and other aspects of our operations. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.
Recently Adopted Accounting Pronouncement
In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 simplifies the accounting for convertible debt instruments by removing certain requirements to separately account for conversion options embedded in debt instruments that are not required to be accounted for as derivative instruments. ASU 2020-06 also updates and improves the consistency of earnings per share calculations for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method and the adoption did not have any impact for our consolidated balance sheets as of

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
December 31, 2020. As a result of the adoption, on January 1, 2021, we made certain adjustments on our consolidated balance sheets which consisted of an increase of $98.9 million in Convertible Senior Notes (the 2027 Notes as defined in Note 9), a decrease of $108.5 million in Additional Paid-in Capital and a decrease of $9.7 million in Accumulated Deficit. Additionally, from January 1, 2021, we will no longer incur non-cash interest expense for the amortization of debt discount after adoption, therefore the interest expense for the 2027 Notes, which is included in the Interest Expense on the condensed consolidated statements of operations and comprehensive loss, will be lower comparing to fiscal year 2020.
Recent Accounting Pronouncements
The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.
2. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 13). The following tables present our revenues disaggregated by the timing of transfer of goods or services:

	Three Months Ended March 31, 2021
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$11,647	$—	$—	$11,647
Transferred over time	—	1,511	141	1,652
Total	$11,647	$1,511	$141	$13,299

For the three months ended March 31, 2020, we had no product or service revenue, and our collaboration revenue of $58 thousand was transferred over time.
Product Revenue
For the three months ended March 31, 2021, all product revenue was generated from the sale of the RHA® Collection of dermal fillers.
Collaboration Revenue
Viatris Collaboration and License Agreement
Agreement Terms
We entered into a collaboration and license agreement with Viatris (the “Viatris Collaboration”) in February 2018, pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable fees as of March 31, 2021, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services.
Revenue Recognition

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Viatris Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Collaboration are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Collaboration. As of March 31, 2021, the transaction price allocated to the unfulfilled performance obligations was $102.7 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development service to be provided for the development period. For revenue recognition purposes, the development period is estimated to continue through 2025. It is possible that this period will change and is assessed at each reporting date.
For the three months ended March 31, 2021 and 2020, we recognized revenue related to development services of $1.5 million and $0.1 million, respectively. As of March 31, 2021 and December 31, 2020, we estimated short-term deferred revenue of $9.0 million and $7.9 million, respectively; and long-term deferred revenue of $44.0 million and $46.3 million, respectively.
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
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of March 31, 2021, the transaction price allocated to unfulfilled performance obligation was $31.0 million.
For the three months ended March 31, 2021 and 2020, no revenue was recognized from the Fosun License Agreement. Substantially all payments received to date were included in long-term deferred revenue as of March 31, 2021 and December 31, 2020.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Service Revenue
Following the HintMD Acquisition in July 2020, we began to offer customer payment processing and certain value-added services through our HintMD platform to aesthetic practices. Revenue related to the payment processing service is recognized at a point in time, whereas revenue related to the value-added services is recognized over time.
3. Cash Equivalents and Short-Term Investments
The following table is a summary our cash equivalents and short-term investments:

	March 31, 2021		December 31, 2020
in thousands	Cost	Fair Value	Cost	Fair Value
Money market funds	$243,266	$243,266	$267,130	$267,130
Commercial paper	137,386	137,386	113,446	113,446
Total cash equivalents and available-for-sale securities	$380,652	$380,652	$380,576	$380,576

Classified as:
Cash equivalents		$243,266		$277,629
Short-term investments		137,386		102,947
Total cash equivalents and available-for-sale securities		$380,652		$380,576
As of March 31, 2021 and December 31, 2020, we have no other-than-temporary impairments on our available-for-sale securities, and the contractual maturities of the available-for-sale securities are less than one-year.
4. Intangible Assets, net
The following table sets forth the intangible assets and the remaining useful lives for the intangible assets:

	March 31, 2021				December 31, 2020
(in thousands, except for in years)	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	3.2	$32,334	$(6,736)	$25,598	3.4	$32,334	$(4,715)	$27,619
Developed technology	5.3	19,600	(2,178)	17,422	5.6	19,600	(1,362)	18,238
In-process research and development (1)	N/A	16,200	—	16,200	N/A	16,200	—	16,200
Customer relationships	3.3	10,300	(1,717)	8,583	3.6	10,300	(1,072)	9,228
Tradename	0.3	100	(66)	34	0.6	100	(42)	58
Total intangible assets		$78,534	$(10,697)	$67,837		$78,534	$(7,191)	$71,343
(1)In-process research and development relates to the research and development of payment facilitator technology to facilitate the processing of customer payments. As of March 31, 2021, no amortization expense has been recorded as the assets have not yet been completed and placed into service. Upon completion of the associated research and development activities, the assets' useful lives will be determined. Prior to completion of certain research and development activities, these intangible assets will be subject to annual impairment tests, or more frequent tests in the event of any impairment indicators occurring. These impairment tests require significant judgment regarding the status of the research activities, the potential for future revenues to be derived from any products that may result from those activities, and other factors.
For the three months ended March 31, 2021, the aggregate amortization expense of intangible assets was $3.5 million, of which $2.8 million was recorded to “Amortization” in the condensed consolidated statement of operations and comprehensive loss and it was related to the amortization of Distribution rights and Developed technology, the remaining

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
$0.7 million was recorded to “Selling, general and administrative” in the condensed consolidated statement of operations and comprehensive loss. No amortization expense of intangible assets was recorded for the three months ended March 31, 2020.
Based on the amount of intangible assets subject to amortization as of March 31, 2021, the estimated amortization expense for each of the next five fiscal years and thereafter was as follows:

Year Ending December 31,	(in thousands)
2021 remaining nine months	$10,477
2022	13,925
2023	13,925
2024	8,137
2025	3,267
2026 and thereafter	1,906
Total	$51,637
5. Inventories
As of March 31, 2021 and December 31, 2020, we had inventories of $5.6 million and $5.9 million, respectively, which were finished goods from purchased RHA® Collection of dermal fillers.
6. Balance Sheet Components
Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Accruals related to:
Compensation	$13,940	$17,374
General expenses	6,052	5,683
Clinical trials	3,052	3,726
Interest expense	629	1,887
Inventories	215	1,796
Other current liabilities	2,213	1,472
Nonrecurring milestone payment	1,000	1,000
Total	$27,101	$32,938

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Property and Equipment, net
Property and equipment, net consists of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Manufacturing equipment	$19,937	$19,810
Leasehold improvements	5,978	5,972
Platform software (1)	5,369	3,388
Other construction in progress	3,210	1,539
Computer software	2,972	2,972
Computer equipment	1,909	1,768
Furniture and fixtures	1,616	1,541
Total property and equipment	40,991	36,990
Less: Accumulated depreciation and amortization	(20,225)	(19,491)
Property and equipment, net	$20,766	$17,499
(1)The platform software was not placed in service as of both March 31, 2021 and December 31, 2020.
7. Derivative Liability
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
As of March 31, 2021, the fair value of the derivative liability was $3.1 million, which was measured using a term of 0.3 years based on an expected BLA approval in 2021, a risk-free rate of 0.03% and a credit risk adjustment of 7.5%. As of December 31, 2020, the fair value of the derivative liability was $3.1 million, which was measured using a term of 0.5 years based on an expected BLA approval in 2021, a risk-free rate of 0.1% and a credit risk adjustment of 7.5%.
8. Leases
We have non-cancelable operating leases for facilities related to research, manufacturing, and administrative functions, and equipment operating leases. As of March 31, 2021, the weighted average remaining lease term is 5.8 years. The monthly payments for the facility leases escalate over the facility lease terms with the exception of a decrease in payments at the beginning of 2022. We have options to extend certain facility operating leases for up to 14 years. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
The operating lease costs are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$1,704	$1,425
Variable lease cost (1)	283	77
Total operating lease costs	$1,987	$1,502
(1)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As of March 31, 2021, maturities of our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2021 remaining nine months	$5,888
2022	6,613
2023	6,741
2024	6,952
2025	7,165
2026 and thereafter	8,003
Total operating lease payments	41,362
Less imputed interest (1)	(10,689)
Present value of operating lease payments	$30,673
(1)Our lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of 11.4%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.
Supplemental cash flow information related to the operating leases was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,761	$1,677
Leases Not Yet Commenced
In November 2020, we entered into a non-cancelable operating lease for an office space in Nashville, Tennessee. The arrangement also provides a temporary space that does not qualify as a lease. As of March 31, 2021, the accounting commencement date of the primary office lease had not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work, which is expected in June 2021. The lease has a term of 150 months from the commencement date defined in the lease. We have an option to extend the lease for one seven-year term. The monthly base rent payments for the lease escalate over the term. The total undiscounted base rent payments determinable are $22.9 million.
In December 2020, we entered into Amendment No.1 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Aji Bio-Pharma Services, a contract development and manufacturing organization (“ABPS”) (the “ABPS Amendment”). The ABPS Amendment contains a lease related to a dedicated fill-and finish-line for the manufacturing of DaxibotulinumtoxinA for Injection. The arrangements with ABPS contain a lease because it has an identified asset that is physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. The embedded lease has not yet commenced as of March 31, 2021. The commencement and recognition of the right-of-use lease asset and lease liabilities related this embedded lease will take place when we have substantively obtained the right of control, which is expected to be in January 2022.

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
Prior to adoption of ASU 2020-06 on January 1, 2021 (Note 1), we separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was $175.4 million, which was calculated by using a discount rate of 9.5%, which was estimated to be our borrowing rate on the issuance date for a similar debt instrument without the conversion feature. The carrying amount of the equity component was $112.1 million, which represents the conversion option, and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
equity component of the 2027 Notes is included in additional paid-in capital in the condensed consolidated balance sheets and will not be subsequently remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the 2027 Notes and the liability component (the “debt discount”) is amortized to interest expense in the condensed consolidated statements of operations and comprehensive loss using the effective interest method over the term of the 2027 Notes.
Total transaction costs for the issuance of the 2027 Notes were $9.2 million, consisting of the initial purchasers’ discount, commissions, and other issuance costs. Prior to adoption of ASU 2020-06 we allocated the total transaction costs proportionally to the liability and equity components. The transaction costs attributed to the liability component were $5.6 million, which were recorded as debt issuance costs (presented as contra debt in our condensed consolidated balance sheets) and are amortized to interest expense in the condensed consolidated statements of operations and comprehensive loss over the term of the 2027 Notes. The transaction costs attributed to the equity component were $3.6 million, which were included in additional paid-in capital.
As a result of the early adoption of ASU 2020-06 (Note 1), we reclassified the equity component associated with the 2027 Notes principle and transaction costs from the additional paid-in capital to the convertible senior notes on the condensed consolidated balance sheet. Debt discount was eliminated and the adjustment to the interest expenses was recorded in the accumulated deficit on the condensed consolidated balance sheets.
Interest expense relating to the 2027 Notes in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Contractual interest expense	$1,258	$643
Amortization of debt issuance costs	310	44
Amortization of debt discount (1)	—	1,461
Total interest expense	$1,568	$2,148
(1)The effective interest rate on the liability component of the 2027 Notes was 9.5% for the year ended December 31, 2020, which remained unchanged from the issuance date. As of December 31, 2020, the unamortized debt discount was $101.7 million and will be amortized over 6.1 years. Due to the adoption of ASU 2020-06 (Note 1), debt discount was eliminated on January 1, 2021 therefore we no longer amortize debt discount.
As of March 31, 2021 and December 31, 2020, the convertible senior notes on the condensed consolidated balance sheet represented the carrying amount of the liability component of the 2027 Notes, net of unamortized debt discounts and debt issuance costs (as applicable), which are summarized as follows:

	March 31,	December 31,
(in thousands)	2021	2020
2027 Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(7,806)	(5,275)
Less: Unamortized debt discount	—	(101,699)
Carrying amount of 2027 Notes	$279,694	$180,526
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of March 31, 2021 and December 31, 2020, we had not purchased any shares under the capped call transactions.
10. Stockholders’ Equity and Stock-Based Compensation
2014 Equity Incentive Plan (the “2014 EIP”)
On January 1, 2021, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 2,767,146 shares. For the three months ended March 31, 2021, 501,982 stock options and 932,827 restricted stock awards, including 234,350 performance stock awards, were granted under the 2014 EIP. As of March 31, 2021, 2,492,257 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the three months ended March 31, 2021, 104,090 restricted stock awards were granted under the 2014 IN. As of March 31, 2021, 485,425 shares were available for issuance under the 2014 IN.
HintMD Plan
On July 23, 2020, in connection with the HintMD Acquisition, we registered 1,260,946 shares under the Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”). For the three months ended March 31, 2021, no stock options and no restricted stock awards were granted under the HintMD Plan. As of March 31, 2021, 427,313 shares were available for issuance under the HintMD Plan.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2021, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of March 31, 2021, 1,909,800 shares were available for issuance under the 2014 ESPP.
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
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	March 31,
	2021	2020
Convertible senior notes	8,878,938	8,878,938
Outstanding common stock options	5,004,596	5,305,185
Unvested restricted stock awards and performance stock awards	4,083,686	2,799,982
Shares of common stock expected to be purchased on June 30 under the 2014 ESPP	100,769	49,861
At-The-Market Offering
In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125 million. We are not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. The 2020 ATM Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.
For the three months ended March 31, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share resulting in net proceeds of $21.7 million after sales agent commissions and offering costs. No shares of common stock were sold under the 2020 ATM Agreement after the filing of our 2020 Form 10-K dated February 25, 2021. As of March 31, 2021, we had $32.6 million available under the 2020 ATM Agreement. For the year ended December 31, 2020, we sold 2,585,628 shares of common stock under the 2020 ATM Agreement at a weighted average price of $27.18 per share resulting in net proceeds of $68.2 million after sales agent commissions and offering costs.
Stock-based Compensation
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended March 31,
	2021	2020
Selling, general and administrative	$7,281	$4,102
Research and development	3,326	2,442
Total stock-based compensation	$10,607	$6,544

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
11. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy.

	March 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$243,266	$243,266	$—	$—
Commercial paper	137,386	—	137,386	—
Total assets measured at fair value	$380,652	$243,266	$137,386	$—

Liabilities
Derivative liability	$3,140	$—	$—	$3,140
Total liabilities measured at fair value	$3,140	$—	$—	$3,140

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$267,130	$267,130	$—	$—
Commercial paper	113,446	—	113,446	—
Total assets measured at fair value	$380,576	$267,130	$113,446	$—

Liabilities
Derivative liability	$3,081	$—	$—	$3,081
Total liabilities measured at fair value	$3,081	$—	$—	$3,081

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
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2020	$3,081
Change in fair value	59
Fair value as of March 31, 2021	$3,140
The fair value of the derivative liability was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment (Note 7). Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The significant unobservable inputs used in the fair value measurement of the product approval payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The fair value of the 2027 Notes (Note 9) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy, We present the fair value of the 2027 Notes for disclosure purposes only. As of March 31, 2021, and December 31, 2020 the fair value of the 2027 Notes was $325.9 million and $326.2 million, respectively.
12. Commitments and Contingencies
Teoxane Agreement
We entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane SA (“Teoxane”) in January 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of RHA® dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement is effective for a term of ten years from product launch in September 2020 and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
Other Purchase Commitments
Under the ABPS Amendment, we are subject to minimum purchase obligations to ABPS of $8.0 million for the year ending in December 31, 2021, and $30.0 million for each of the years ending December 31, 2022, 2023 and 2024. Each party has the right to terminate the ABPS Amendment, without cause, with an 18-month written notice to the other party.
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
Other Contingencies
We are obligated to make a $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”) upon achievement of a certain regulatory milestone. As of March 31, 2021, the milestone had not been achieved. We are also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
We entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc. (“BTRX”), under which we are obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events. As of March 31, 2021, a one-time intellectual property development milestone liability of $1.0 million has been recorded in accruals on our condensed consolidated balance sheets.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
We have indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
For the three months ended March 31, 2021, no amounts associated with the indemnification agreements have been recorded.
13. Segment Information
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
Service Segment
Our Service Segment refers to the business of payment facilitation, integrated smart payment, subscription and other value-added services through our HintMD fintech platform.
Corporate and other expenses include operating expense related to general and administrative expenses, depreciation and amortization, stock-based compensation, and in-process research and development that are not used in evaluating the results of, or in allocating resources to, our segments. There was no inter-segment revenue for the three months ended March 31, 2021 and 2020.
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue:
Product Segment	$13,158	$58
Service Segment	141	—
Total revenue	$13,299	$58

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Three Months Ended March 31,
(in thousands)	2021	2020
Loss from operations:
Product Segment	$(37,285)	$(44,467)
Service Segment	(3,975)	—
Corporate and other expenses	(28,752)	(16,493)
Total loss from operations	$(70,012)	$(60,960)
We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
14. Subsequent Event
LSNE Supply Agreement
In April 2021, we and Lyophilization Services of New England, Inc., a contract development and manufacturing services organization (“LSNE”), entered into a commercial supply agreement (the “LSNE Agreement”) pursuant to which LSNE would serve as a non-exclusive manufacturer and supplier of our anticipated products currently under development (the “Products”).
The LSNE Agreement provides us with an additional source of manufacturing to support clinical development and commercialization of the Products to potentially mitigate supply chain risk. Pursuant to the LSNE Agreement, we will be responsible for an estimated $28.0 million in costs associated with the design, equipment procurement and validation and facilities-related costs, which would be paid in accordance with a payment schedule based on the completion of specified milestones.
The initial term of the LSNE Agreement is dependent upon the date of regulatory submission for the applicable Product and may be sooner terminated by either party in accordance with the terms of the LSNE Agreement. The term of the LSNE Agreement may also be extended by mutual agreement of the parties. The LSNE Agreement also sets forth, among other things, our purchase requirements, pricing and payment information, deliverables, timelines, milestones, payment schedules, manufacturing facility obligations and development of a drug manufacturing process. The parties would also enter into quality agreements and other supplements which detail the process and product specifications for the applicable Product.
We are currently evaluating the accounting for the LSNE Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this Report and in conjunction with our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
This Report including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q (this "Report") and the documents incorporated by reference herein, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, market demand, conditions and trends relevant to our business, milestone expectations, and expected cash runway; our future responses to and the effects of the COVID-19 pandemic; ability to obtain, and the timing relating to, regulatory submissions, meetings and approvals with respect to our drug product candidates, including with respect to the anticipated approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and RHA® 1; the timing and outcome of the U.S. Food and Drug Administration's (the “FDA”) inspection of the Company's Northern California manufacturing facility; our ability to integrate, expand and achieve the anticipated benefits of the HintMD platform; the timing of the release of, and our expectations regarding, the next generation HintMD fintech platform, including its profitability; the process of, and ability to complete, the current and anticipated future clinical development of our product candidates including the outcome of such clinical studies and trials; development of an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace; our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection; our business strategy; our ability to build our own sales and marketing capabilities; our plans and prospects, including our commercialization plans and ability to commercialize Teoxane SA's (“Teoxane”) line of Resilient Hyaluronic Acid® dermal fillers and DaxibotulinumtoxinA for Injection; and the potential benefits of our drug product candidates and our technologies are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Report.
You should not rely upon forward-looking statements as predictions of future events. These forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations. You should read this Report, together with the information incorporated herein by reference, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Summary of Risk Factors
Investing in our common stock involves risks. See Item 1A. “Risk Factors” in this Report for a discussion of the following principal risks and other risks that make an investment in Revance speculative or risky.
•Our success as a company is substantially dependent on the clinical and commercial success of our product candidate, DaxibotulinumtoxinA for Injection, and RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds (collectively, the "RHA® Collection of dermal fillers"); RHA® 1, for which FDA approval is targeted for the second half of 2021 for the treatment of perioral rhytids (lip lines), and is currently in ongoing clinical trials; and future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® Pipeline Products”). Our ability to finance our business and generate revenue depends on the successful development, regulatory approval and commercialization of these product candidates, an onabotulinumtoxinA biosimilar or any future product candidates. If we experience delays or are unable to successfully complete the development or regulatory approval process or commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.
•We may be unable to obtain regulatory approval for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or future product candidates in a timely manner or at all.
•Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers or other Teoxane approved product candidates could delay or prevent Teoxane from maintaining regulatory approval or obtaining additional regulatory approval for the RHA® Pipeline Products. The denial, delay or withdrawal of any such approval would negatively impact commercialization and could have a material adverse effect on our ability to generate revenue, business prospects, and results of operations.
•The current COVID-19 pandemic has and may continue to adversely affect our product approval timeline, financial condition and our business as well as those of third parties on which we rely for significant manufacturing, clinical or other business operations. The FDA deferred its decision on the Biologics License Application (“BLA”) for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines on November 24, 2020 because it was unable to conduct the required inspection of our manufacturing facility due to FDA travel restrictions associated with the COVID-19 pandemic. Further, the COVID-19 pandemic has adversely affected the economy and disposable income levels, which could reduce consumer spending and lower demand for our products.
•We currently contract with third-party manufacturers for certain components and services necessary to produce our product candidates and expect to continue to do so to support further clinical trials and commercial scale production if our product candidates are approved. This increases the risk that we will not have sufficient quantities of our product candidates or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•If we do not effectively manage our expanded operations in connection with our recent acquisition of HintMD, or if we are not able to achieve market acceptance of the HintMD platform, then we may not achieve the anticipated benefits or recoup the substantial expense incurred in connection with the acquisition.
•DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful and our operating results and financial condition would be adversely affected.
•Our product candidates and the RHA® Pipeline Products will face significant competition, including from companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
•If our competitors develop and market products that are safer, more effective or more convenient or less expensive than DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, an onabotulinumtoxinA biosimilar or any other future product candidates, if approved, our commercial opportunity could be reduced or eliminated.

•As we evolve from a company primarily involved in research and development and commercialization of aesthetic products in the U.S. to a company involved in the commercialization of aesthetic and therapeutic products domestically and internationally, we will need to maintain and expand sales, marketing, managerial and/or operational capabilities on our own or through third parties, and we may be unable to do so successfully.
•We use third-party collaborators, including Viatris Inc. (formerly Mylan N.V.) (“Viatris”), Fosun, Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“ABPS”) and Lyophilization Services of New England, Inc. (“LSNE”), to help us develop, validate, manufacture and/or commercialize product candidates. Our ability to commercialize such product candidates could be impaired or delayed if these collaborations are unsuccessful.
•Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.
•We have incurred significant losses since our inception and we anticipate that these losses will continue for the foreseeable future as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection and continue to commercialize the RHA® Collection of dermal fillers and the HintMD platform. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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

Overview
Revance is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing U.S. regulatory approval. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in two therapeutic indications—cervical dystonia and adult upper limb spasticity. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to Teoxane SA’s line of RHA® Collection of dermal fillers, the first and only range of the FDA-approved fillers for correction of dynamic facial wrinkles and folds, and HintMD platform, which provides an integrated smart payment solution that supports aesthetic practice management, practice economics and practice loyalty. We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
Impact of the COVID-19 Pandemic on Our Operations
The COVID-19 pandemic caused general business disruption worldwide beginning in January 2020. The health and safety of our team, their families and our communities remain our top priority. In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. We continue to monitor the situation and have gradually resumed essential on-site corporate operations in accordance with local and regional restrictions. We have adopted remote working tools to minimize the disruption to the achievement of our goals and objectives for employees whose job duties do not require physical presence to complete their work. Certain manufacturing, quality and laboratory-based employees have continued to work onsite, and certain employees with customer-facing roles are onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. If the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations, which could disrupt our clinical trials and sales activities.
The COVID-19 pandemic has and may continue to negatively affect our ability to obtain approval of product candidates from the FDA or other regulatory authorities, supply chain, end user demand for our products and commercialization activities. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA did not indicate there were any other review issues at the time beyond the on-site inspection.
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
Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. The COVID-19 pandemic has and may further delay enrollment in and the progress of our current and future clinical trials. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 pandemic. The trial was originally designed to include 128 subjects. Due to the COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, in June 2020, we announced the decision to end screening and complete the JUNIPER trial with the 83 patients enrolled to date. We released topline results from the Phase 2 study in February 2021, which informed our dosing strategy for the Phase 3 program.

To ensure proper clinical trial coordination and completion, in line with the FDA-issued guidance of March 18, 2020 on the Conduct of Clinical Trials of Medical Products during the COVID-19 pandemic, we have evaluated and implemented risk-based approaches for remote clinical trial monitoring and activities, including remote patient assessment, for those subjects who cannot physically visit clinic sites, to ensure the full completion of trials.
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
HintMD Platform
In July 2020, we completed the HintMD Acquisition, and HintMD became a wholly owned subsidiary of Revance. The HintMD platform provides a seamless, simple and smart payment solution that enables practices to improve practice management and economics and foster loyalty with customers, which completes the value chain of our aesthetics portfolio and aligns with our goal to improve outcomes for patients and practices. The next-generation HintMD platform, which is expected to launch in mid-2021, will operate as a fully integrated payment facilitator (“PayFac”).
Recent Developments
At-The-Market Offering
For the three months ended March 31, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share resulting in net proceeds of $21.7 million after sales agent commissions and offering costs.
RHA® Technology and Launch
We launched the RHA® Collection of dermal fillers in 2020, and we recognized $11.6 million in product revenue and $4.2 million in cost of product revenue (exclusive of amortization) from the launch of the RHA® Collection of dermal fillers for the three months ended March 31, 2021.
BLA Approval
As discussed above, in November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines due to its inability to conduct the required inspection of our manufacturing facility due to the FDA’s travel restrictions associated with the COVID-19 pandemic. As of the date of this Report, the FDA has not scheduled or conducted the pre-approval inspection. We continue to work closely with the FDA to schedule an inspection as soon as possible and are building pre-commercial inventory of the drug product.

Results of Operations
As a result of the HintMD Acquisition in July 2020, we have two reportable segments: the Product Segment and the Service Segment. Our Product Segment refers to the business that includes the research and development of innovative aesthetic and therapeutic products, including DaxibotulinumtoxinA for Injection for various indications, the U.S. distribution of the RHA® Collection of dermal fillers, and the onabotulinumtoxinA biosimilar program in partnership with Viatris. Both product and collaboration revenues and related expenses are included in Product Segment. Our Service Segment refers to the business of the HintMD platform described previously.
Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Change
Product revenue	$11,647	$—	N/M
Collaboration revenue	1,511	58	2,505%
Service revenue	141	—	N/M
Total revenue	$13,299	$58	22,829%
N/M - Percentage not meaningful
Product Revenue
We generate product revenue from the sale of the RHA® Collection of dermal fillers in 2021. We had not generated any product revenue prior to the initial sale in June 2020.
For the three months ended March 31, 2021, we recognized $11.6 million in product revenue, which represented an increase of $1.6 million or 16% compared to the three months ended December 31, 2020, due to more products sold in the current quarter.
Collaboration Revenue
We are in the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work, followed by an anticipated filing of an Investigational New Drug Application with the FDA in 2022.
For the three months ended March 31, 2021, our collaboration revenue increased compared to the same period in 2020 due to increased development activities associated with the Viatris Collaboration.
Service Revenue
Our service revenue is generated from the HintMD platform, which earns revenues through payment processing fees net of costs and value-added services. We completed the HintMD Acquisition in July 2020. In our current platform service agreements, we generally recognize service revenue net of costs as an accounting agent. Revenue in new or revised future service offerings and arrangements may be presented differently subject to the accounting evaluation of control.
For the three months ended March 31, 2021, our overall payment processing transaction volume increased from the three months ended December 31, 2020; however, net service revenue decreased by $0.1 million or 33%. This net service revenue decrease was primarily due to the incentives provided to new customers onboarded to the HintMD platform during the current quarter.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$4,217	$—	N/M
Cost of service revenue (exclusive of amortization)	—	—	N/M
Selling, general and administrative	49,005	21,224	131%
Research and development	27,251	39,794	(32)%
Amortization	2,838	—	N/M
Total operating expenses	$83,311	$61,018	37%
N/M - Percentage not meaningful
Our operating expenses consist of costs of product revenue (exclusive of amortization), cost of service revenue (exclusive of amortization), selling, general and administrative expenses, research and development expenses, and amortization. The largest component of our operating expenses is our personnel costs, including stock-based compensation, which is a subset of our selling, general and administrative and research and development expenses. We expect our operating expenses to increase in the near term as we continue to commercialize the RHA® Collection of dermal fillers in the U.S. and the next-generation HintMD platform, account for the full year impact of an expanded organization related to the HintMD Acquisition and the hiring of our sales force, and other actions taken to prepare for the commercialization of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines if our BLA is approved in 2021. We also expect our operating expenses related to research and development to decrease as we complete existing clinical trials and associated programs related to DaxibotulinumtoxinA for Injection for certain indications, offset by future potential new indications and an onabotulinumtoxinA biosimilar.
Cost of Product Revenue (exclusive of amortization)
The costs of product revenue (exclusive of amortization) primarily consists of the cost of inventory and distribution expenses related to the RHA® Collection of dermal fillers. We did not incur costs of product revenue until the first delivery of the RHA® Collection of dermal fillers in the second quarter of 2020. The cost of product revenue increased by $0.6 million or 15% from the three months ended December 31, 2020 due to increased sales of the RHA® Collection of dermal fillers.
Cost of Service Revenue (exclusive of amortization)
The costs of service revenue (exclusive of amortization) consist of miscellaneous costs in fulfilling certain services provided by the HintMD platform. For three months ended March 31, 2021, we did not have such costs for the fulfillment of services, and we did not incur such cost until the completion of the HintMD Acquisition in July 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of the following:
•Costs of sales and marketing activities and sales force compensation related to the RHA® Collection of dermal fillers and HintMD platform;
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
We expect that our selling, general and administrative expenses will increase as a result of the expenses associated with the operation of HintMD and its full year impact and the potential commercial launch of DaxibotulinumtoxinA for Injection, if approved.
Our selling, general and administration expenses are summarized as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Change
Selling, general and administrative	$40,792	$16,880	142%
Stock-based compensation	7,281	4,102	77%
Depreciation and amortization	932	242	285%
Total selling, general and administrative expenses	$49,005	$21,224	131%
Selling, general and administrative expenses before stock-based compensation
For the three months ended March 31, 2021, selling, general and administrative expenses increased by $23.9 million, or 142%, compared to the same period in 2020. $16.7 million of the increase is attributed to sales and marketing expenses in the Product Segment primarily related to the promotional, professional education, and sales and marketing activities for the RHA® Collection of dermal fillers and pre-commercial activities for DaxibotulinumtoxinA for Injection. $2.0 million of the increase is attributed to sales and marketing expenses in the Service Segment. The remaining increase is attributed to general and administrative expenses, which were primarily related to increased compensation costs from onboarded HintMD team members and other personnel and costs related to investment in information technology infrastructure and administrative functions to support our continued growth as a commercial company with an expanding portfolio of products and services.
If DaxibotulinumtoxinA for Injection is approved for the treatment of glabellar lines, we expect selling, general and administrative expenses to increase as we prepare for commercial activities.
Stock-based compensation
For the three months ended March 31, 2021, stock-based compensation included in selling, general and administrative expenses increased by $3.2 million, or 77%, compared to the same period in 2020, primarily due to increased stock award grants related to an increase in employee headcount.
Research and Development Expenses
In the Product Segment, we do not believe that allocation of all costs by product candidate would be meaningful; therefore, we generally do not track these costs by product candidates unless contractually required by our business partners. In the Service Segment, our research and development expenses relate to the development and introduction of new functionalities and features of our existing and next-generation HintMD platform.
Research and development expenses consist primarily of:
•salaries and related expenses for personnel in research and development functions, including stock-based compensation;
•expenses related to the initiation and completion of clinical trials and studies for DaxibotulinumtoxinA for Injection, future innovations related to Teoxane’s RHA® Collection of dermal fillers and an onabotulinumtoxinA biosimilar, including expenses related to the production of clinical supplies;

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
•expenses related to compliance with drug development regulatory requirements in the U.S and other foreign jurisdictions;
•expenses related to development of the HintMD platform but unrelated to developing new features or functionalities of our proprietary HintMD platform and services;
•depreciation and other allocated expenses; and
•charges from the RHA® Collection of dermal fillers asset acquisition related to in-process research and development.
Our research and development expenses are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. Further, in our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development costs to decrease overall in the near term primarily due to the impact of capitalizing inventory costs of DaxibotulinumtoxinA for Injection, if approved. Other factors contributing to the anticipated decrease include the completion of our existing clinical development of DaxibotulinumtoxinA for Injection for various indications, offset by the collaboration effort in developing an onabotulinumtoxinA biosimilar, continued product development related to our HintMD platform not subjected to software capitalization, and certain shared development costs with Teoxane related to future dermal filler innovations and indications. However, these expenses may increase to the extent we conduct clinical trials for additional indications and depending on the need for additional clinical trials for the current indications we are pursuing.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.

Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Change
Manufacturing and quality	$10,078	$8,976	12%
Clinical and regulatory	8,064	14,659	(45)%
Other research and development expenses	3,231	2,036	59%
Platform and software development	2,081	—	N/M
Stock-based compensation	3,326	2,442	36%
Depreciation and amortization	471	497	(5)%
In-process research and development	—	11,184	N/M
Total research and development expenses	$27,251	$39,794	(32)%
N/M - Percentage not meaningful
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs and pre-approval manufacturing of drug products used in our research and development of DaxibotulinumtoxinA for Injection. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our products to support quality control and assurance activities. For the three months ended March 31, 2021 and 2020, manufacturing and quality expenses were $10.1 million, or 37%, and $9.0 million, or 23%, respectively, of the total research and development expenses for the respective periods.
For the three months ended March 31, 2021, manufacturing and quality expenses increased by $1.1 million, or 12%, compared to the same period in 2020, primarily due to increased expenses related to manufacturing and quality activities, and hiring additional personnel in anticipation and support of the potential FDA inspections and the approval process of DaxibotulinumtoxinA for Injection. We expect that our manufacturing and quality expenses will continue to increase to prepare for the potential launch of DaxibotulinumtoxinA for Injection if approved. Certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs if approval of DaxibotulinumtoxinA for Injection is obtained.
Clinical and regulatory
Clinical and regulatory expenses include costs related to personnel, external clinical sites for clinical trials, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the clinical development of DaxibotulinumtoxinA for Injection. For the three months ended March 31, 2021 and 2020, clinical and regulatory costs totaled $8.1 million, or 30%, and $14.7 million, or 37%, respectively, of the total research and development expenses for the respective periods.
For the three months ended March 31, 2021, clinical and regulatory expenses decreased by $6.6 million, or 45%, compared to the same period in 2020, primarily as a result of the completion of multiple clinical trials in 2020, offset by ongoing BLA regulatory support and other developmental efforts. We expect clinical and regulatory expenses to decrease in the near term because we completed our existing clinical development of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, forehead lines, lateral canthal lines (“LCL” or “crow’s feet”) and have completed clinical trials for cervical dystonia and adult upper limb spasticity. However, these expenses may increase to the extent we conduct clinical trials for additional indications and depending on the need for additional clinical trials for the current indications we are pursuing.

Other research and development expenses
Other research and development expenses include expenses for personnel, contract research organizations, consultants, and supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar. For the three months ended March 31, 2021 and 2020, other research and development expenses were $3.2 million, or 12%, and $2.0 million, or 5%, respectively, of the total research and development expenses for the respective periods.
For the three months ended March 31, 2021, other research and development expenses increased by $1.2 million, or 59%, compared to the same period in 2020, primarily due to the onabotulinumtoxinA biosimilar program.
Platform and software development
Platform and software development include expenses associated with research and development activities in the Service Segment, which represent the costs of developing new functionality or features of the HintMD platform. For the three months ended March 31, 2021, platform and software development expenses were $2.1 million, or 8% of total research and development expenses. We did not have any platform and software development expenses prior to the HintMD Acquisition in July 2020.
Stock-based compensation
For the three months ended March 31, 2021, stock-based compensation included in research and development expenses increased by $0.9 million, or 36%, compared to the same periods in 2020, primarily due to increased stock award grants related to an increase in employee headcount in research and development related functions.
In-process research and development
In connection with the Teoxane Agreement entered into in January 2020, $11.2 million of the aggregate purchase consideration was recognized as in-process research and development expense in the first quarter of 2020, which was related to certain products and indications not approved by the FDA. This is a one-time non-recurring charge.
Amortization
For the three months ended March 31, 2021, amortization increased by $2.8 million compared to the same period in 2020, due to the amortization of distribution rights from the Teoxane Agreement beginning in the second quarter of 2020 and the amortization of developed technology resulting from the HintMD Acquisition beginning in the third quarter of 2020. We expect such expense to increase due to a full year of amortization associated with intangible assets acquired in the HintMD Acquisition.

Net Non-Operating Income and Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Change
Interest income	$97	$1,491	(93)%
Interest expense	(1,560)	(2,148)	(27)%
Change in fair value of derivative liability	(59)	(90)	(34)%
Other expense, net	(105)	(126)	(17)%
Total net non-operating expense	$(1,627)	$(873)	86%
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
In 2020, the non-cash component of the interest expense represents the amortization of debt discount and issuance costs for our 2027 Notes. In 2021, due to adoption of ASU 2020-06, the non-cash component of the interest expense represents only the amortization of debt issuance costs for our 2027 Notes. For the three months ended March 31, 2021, interest expense decreased $0.6 million, or 27.4% compared to the same period in 2020 primarily due to the elimination of the amortization of the debt discount for our 2027 Notes.
Change in Fair Value of Derivative Liability
The derivative liability on our consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of derivative liability until paid.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	March 31, 2021	December 31, 2020	Decrease
Cash, cash equivalents, and short-term investments	$386,813	$436,505	$(49,692)
Working capital	$355,589	$389,039	$(33,450)
Stockholders’ equity	$244,247	$374,290	$(130,043)
Sources and Uses of Cash
We hold our cash, cash equivalents, and short-term investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for certain lower-risk holdings such as, but not limited to, money market accounts and commercial paper. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and short-term investments of $386.8 million and $436.5 million, respectively, which represented a decrease of $49.7 million. The decrease was primarily due to cash used in operating activities of $74.8 million, payment of proceeds for the net settlement of restricted stock awards for employee taxes of $3.6 million, purchase of property and equipment of $4.0 million, and payments of offering costs of $0.2 million. These decreases were primarily offset by the issuance of shares of our common stock in connection with the at-the-market offering program, net of commissions, of $21.7 million, and the proceeds from the exercise of stock options and the purchase of shares of our common stock under the 2014 ESPP of $11.1 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(74,755)	$(43,289)
Investing activities	$(38,420)	$(105,569)
Financing activities	$29,044	$264,347
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
For the three months ended March 31, 2021, net cash used in operating activities was $74.8 million, which was primarily due to personnel and compensation costs of approximately $37.0 million; professional services and consulting fees of approximately $27.6 million; rent, supplies and utilities expenses of approximately $10.2 million; clinical trials expenses of approximately $4.0 million; legal and other administrative expense of approximately $1.9 million, and the 2027 Notes interest paid of $2.5 million, offset by $8.4 million from product and service revenue.
For the three months ended March 31, 2020, net cash used in operating activities was $43.3 million, which was primarily due to approximately $15 million of investing in our personnel and talent retention; approximately $12 million in professional services and consulting; approximately $11 million in clinical trials; $4 million in rent, supplies and utilities; and $4 million in legal and other administrative expenditure; offset by $1.5 million in interest income from our cash, cash equivalent and short-term investments, and $0.9 million payment received from Fosun.
Cash Flows from Investing Activities
For the three months ended March 31, 2021 and 2020, net cash used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments, purchases of property and equipment, and the purchase of intangible assets in 2020.

Cash Flows from Financing Activities
For the three months ended March 31, 2021, net cash provided by financing activities was driven by the at-the-market offering program, net of commissions, and proceeds from the exercise of stock options and common stock warrants. The inflows were offset by the net settlement of restricted stock awards for employee taxes and payments of offering costs. For the three months ended March 31, 2020, net cash provided by financing activities was driven by proceeds from issuance of the 2027 Notes (as described below), proceeds from the issuance of common stock in connection with the follow-on public offering during December 2019 and January 2020, net of commissions and discount, and proceeds from the exercise of stock options and common stock warrants. The inflows were offset by payment of capped call transactions, payments of offering costs and convertible senior notes transaction costs, and net settlement of restricted stock awards for employee taxes.
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
At-The-Market Offering
For the three months ended March 31, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share resulting in net proceeds of $21.7 million after sales agent commissions and offering costs. No shares of common stock were sold under the 2020 ATM Agreement after the filing of our 2020 Form 10-K dated February 25, 2021. As of March 31, 2021, we had $32.6 million available under the 2020 ATM Agreement.
Follow-On Public Offering
During December 2019 and January 2020, we completed a follow-on public offering, pursuant to which we issued an aggregate of 7,475,000 shares of common stock at $17.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase 975,000 additional shares of common stock, for net proceeds of $119.2 million, after underwriting discounts, commissions and other offering expenses, of which $103.6 million was received in December 2019 and $15.6 million was received in January 2020.
Common Stock and Common Stock Equivalents
As of April 27, 2021, outstanding shares of common stock were 71,529,367, outstanding stock options were 4,976,053, unvested restricted stock awards and performance stock awards were 4,152,780, shares expected to be purchased on June 30, 2021 under the 2014 ESPP were 100,769, and underlying shares convertible from the 2027 Notes is 8,878,938 at the initial conversion price.

Operating and Capital Expenditure Requirements
    We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect to make additional capital outlays, which will increase operating expenditures over the next several years to support the completion of clinical trials and associated programs relating to DaxibotulinumtoxinA for Injection for various indications, an onabotulinumtoxinA biosimilar, our investment in future innovations in the RHA® Pipeline Products, the procurement of regulatory approval for DaxibotulinumtoxinA for Injection for various indications and an onabotulinumtoxinA biosimilar, preparation for and, if approved, commercialization for DaxibotulinumtoxinA for Injection, the sale of the RHA® Collection of dermal fillers in the U.S. and the integration of HintMD and the development and commercialization of the HintMD platform. We have funded our operations primarily through the sale of common stock, convertible senior notes and payments received from collaboration arrangements. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months following the filing of this Report. However, we may need to raise substantial additional financing in the future to fund our operations. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned. For example, if the FDA does not approve our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines on a timely basis or at all, it may take longer than anticipated to generate revenue sufficient to fund our operations. In order to meet additional cash requirements, we may seek to sell additional equity or debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. In addition, the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials and research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, an onabotulinumtoxinA biosimilar and any future product candidates, and the development and commercialization of the HintMD platform, or scale back the establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our services and product candidates, if we obtain marketing approval. Further, if adequate funds are not available to us on a timely basis, or at all, we may be required to curtail integration of and execution of operation strategies related to the HintMD platform. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.
Please read Part II, Item 1A. “Risk Factors” for additional risks associated with our substantial capital requirements.
Critical Accounting Policies and Estimates
For the three months ended March 31, 2021, there have been no material changes in our critical accounting policies as compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2021, from those as of December 31, 2020 as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Report.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the three months ended March 31, 2021, our exposure to market risk has not changed materially since that disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the three months ended March 31, 2021, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Report, including our condensed consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before you decide to purchase shares of our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and operating results could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates.
To date, we have invested substantial efforts and financial resources in the research and development of neuromodulator product candidates. Our success as a company is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection. In December 2018, we completed Phase 3 clinical development for DaxibotulinumtoxinA for Injection in North America for the treatment of glabellar lines. Although we have successfully completed the Phase 3 clinical development program, we have not received FDA approval for DaxibotulinumtoxinA for Injection in glabellar lines and the timing to receive FDA approval, if at all, is uncertain.
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
We also have completed and have ongoing clinical trials evaluating DaxibotulinumtoxinA for Injection for other indications. Our clinical trials may not have an effective design or generate positive results. For example, in November 2020, we released topline results from the Phase 2 study of DaxibotulinumtoxinA for Injection for the management of plantar fasciitis. The results of this study did demonstrate pain relief on the NPRS that was numerically greater from baseline than placebo. However, neither dose used in the study met the primary efficacy endpoint of statistically significant improvement from baseline compared to placebo. As a result, we are not currently pursuing the plantar fasciitis indication, and we will focus our efforts on indications for muscle movement and pain disorder indications where the use of neuromodulators is well-

established. In addition, in February 2021, we announced topline data from the JUNIPER Phase 2 trial. The JUNIPER Phase 2 trial achieved one co-primary endpoint, which evaluated the change in the MAS score from baseline, with demonstration of a statistically significant treatment benefit in the 500 unit treatment group compared with placebo. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved. Although we believe the JUNIPER Phase 2 trial provided sufficient data to inform our dosing strategy and design for a successful Phase 3 program, we cannot guarantee that the results of the Phase 3 program will meet the level of statistical significance or efficacy required by the FDA for approval.
Our near-term prospects, including our ability to finance our business and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, including the receipt of FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar product candidate and any future product candidates. The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:
•delays in the FDA’s approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including as a result of continued delays in the site inspection conducted by the FDA of our manufacturing facility due to the COVID-19 pandemic, observations made by the FDA during the site inspection or other reasons;
•disruptions to our manufacturing operations, supply chain, end user demand for our products, commercialization efforts, business operations, clinical trials and other aspects of our business, including those resulting from the COVID-19 pandemic, including delays in regulatory approvals;
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
•the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
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
•our ability to demonstrate and the market perception of the differentiation of our products on a consistent basis as compared to existing or future therapies, including as it relates to cost, safety, efficacy and other benefits;
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
•the prevalence and severity of adverse events experienced with our product candidates or future approved products and the continued acceptable safety profile of our products, if approved;
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
•the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection and any future products we may commercialize for therapeutic indications, if approved;
•the willingness of patients to pay out of pocket for DaxibotulinumtoxinA for Injection and any future products we may commercialize for aesthetic indications if approved; and
•the ability to raise additional capital on acceptable terms and in the time frames necessary to achieve our goals.
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
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we may not be able to continue to generate revenue from the sales of the RHA® Collection of dermal fillers and successfully commercialize the other products in the RHA® Pipeline Products, which may materially impact the success of our business. For example, as a result of the COVID-19 pandemic, product supply of the RHA® Collection of dermal fillers was delayed by Teoxane, as they temporarily suspended production in Geneva, Switzerland. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result of production delay, the initial product launch of the RHA® Collection of dermal fillers was delayed by one quarter to September 2020. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization activities.
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
Even if DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products, or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.
Even if we obtain FDA or other regulatory approvals, DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful, which could harm our financial results and future prospects.
The degree and rate of market acceptance of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidates for which we receive approval depends on a number of factors, including:
•the safety and efficacy and duration of the product as compared to existing and future therapies;
•the clinical indications for which the product is approved and patient demand for the treatment of those indications;
•acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•the extent to which physicians recommend the products to their patients;
•the proper training and administration of our products by physicians and medical staff such that patients do not experience excessive discomfort during treatment or adverse side effects;
•patient satisfaction with the results and administration of our product and overall treatment experience;
•the potential and perceived advantages and cost of our products over alternative treatments;
•the willingness of patients to pay for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times, including as a result of the COVID-19 pandemic;
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
Any failure by our product candidates, if approved, or the RHA® Pipeline Products that obtain regulatory approval to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.
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
The COVID-19 pandemic has affected the business of the FDA and may affect the business of the European Medicines Agency or other health authorities. In March 2020, the FDA announced the postponement of most foreign inspections due to the global impact of COVID-19 and, in July 2020, only restarted domestic inspections on a risk-based prioritization basis, and foreign inspections on a mission-critical basis. For domestic inspections, the FDA is using a rating system to determine what categories of regulatory activity can take place in a given geographic region. If a prolonged government shutdown or other disruption to the normal functioning of government agencies occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business or prospects. For instance, interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the BLA approval for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines. In addition, the COVID-19 pandemic has generally diverted healthcare resources away from the conduct of clinical trials and may cause delays or difficulties in clinical site initiation and site inspection, including difficulties in recruiting clinical site investigators and clinical site staff. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates, or the raw materials used in the manufacture of our product candidates, which may affect the approval timeline for our product candidates, including DaxibotulinumtoxinA for Injection in the treatment of glabellar lines. For instance, before approving the BLA, the FDA will inspect the facilities at which we plan to manufacture DaxibotulinumtoxinA for Injection, and the FDA will not approve the BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
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
On July 23, 2020, we completed the HintMD Acquisition. The anticipated benefits we expect from the HintMD Acquisition are based on projections and assumptions about our combined businesses with HintMD, which may not materialize as expected or which may prove to be inaccurate. In addition, we may not realize the anticipated benefits within the anticipated time frame, or at all, if the integration process takes longer than expected or is more costly than expected. Achieving the benefits of the HintMD Acquisition will depend, in part, on our ability to integrate the business, operations and services of HintMD successfully and efficiently with our business and the commercial acceptance of the HintMD platform. The challenges involved in the integration and commercial success of the HintMD platform, which will be complex and time-consuming, include the following:
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
•technical or other difficulties faced by our aesthetic practice customers when using the HintMD platform, which may negatively impact our existing or future customer relationships;

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
Further, the HintMD Acquisition has increased the size and scope of our business beyond the previous size and scope of either our or HintMD’s previous businesses. Our future success depends, in part, upon our ability to manage our expanded and distinct business segments, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs, regulatory requirements and complexity. We have also incorporated as a part of our commercial strategy leveraging the HintMD platform to build a prestige aesthetics category and grow our U.S. aesthetics market opportunity. If we do not successfully manage these issues and other challenges inherent in integrating and expanding an acquired business of the size and complexity of HintMD, then we may need to alter our commercial strategy, we may not achieve the anticipated benefits of the HintMD Acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected.
The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the ongoing COVID-19 pandemic. An epidemic, pandemic, outbreak or other public health crisis could cause delays in regulatory approvals needed to commercialize our product candidates or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all. The risk of a continued pandemic, or public perception of the risk, could cause customers to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Certain of these risks have materialized in connection with the COVID-19 pandemic. On November 24, 2020, the FDA deferred its decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Newark, California due to the FDA’s travel restrictions associated with the COVID-19 pandemic. We are unable to predict when the FDA will conduct the required inspection because of the uncertainty associated with the COVID-19 pandemic. In addition, in March 2020 we paused enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial, and ultimately enrolled fewer subjects, due to challenges related to the COVID-19 environment. We are unable to predict whether similar delays will occur or whether such delays will delay regulatory approvals.

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
Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require a complete or partial closure of one or more of our facilities or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental authorities in response to the COVID-19 pandemic have disrupted our operations, as employees who cannot perform their responsibilities from home are not able to report to work. In addition, we have had to put in place a work from home policy for all employees. Although we believe we have successfully integrated the work from home policy into the culture of our business, certain departments like clinical and manufacturing, are dependent on working on-site. The effective operation of these departments is critical to the completion of our clinical programs and, if the employees in these departments are subject to work from home policies now or in the future, our business may be adversely impacted. In addition, our increased reliance on personnel working from home may negatively impact productivity and employee morale, which may harm our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, HintMD or RHA® Collection of dermal fillers physician customers and other third parties with whom we do business.
Risks related to an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, could also negatively impact the business or operations of our sourcing or manufacturing partners, CROs, customers or other third parties with whom we conduct business.
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
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy, including the ongoing COVID-19 pandemic. Increases in the rates of unemployment, reduced access to credit and issues related to domestic and international politics may adversely affect consumer confidence and disposable income levels. Lower consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products and services. Decreases in the number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among small and medium-sized plastic surgery and dermatology practices offering elective aesthetic procedures, which comprise the majority of HintMD’s customer base. If economic conditions deteriorate, current and prospective HintMD customers may elect to decrease their information technology budgets or cancel subscriptions to the HintMD platform, which would limit our ability to grow the HintMD platform business. The COVID-19 pandemic has resulted in an economic recession characterized by business closures and limited social interaction as well as higher levels of unemployment and reductions in working hours. Elective aesthetic procedures are discretionary and less of a priority for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities and essential items. Even after the COVID-19 pandemic subsides, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. A severe or prolonged economic downturn could also limit our ability to raise additional capital when needed on acceptable terms, if at all. These factors could have a negative impact on our potential sales and operating results.
Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers or other Teoxane approved product candidates could prevent Teoxane from maintaining regulatory approval of the RHA® Collection of dermal fillers, delay or prevent Teoxane from obtaining additional regulatory approval for the RHA® Pipeline Products, or could negatively impact our sales of, the RHA® Collection of dermal fillers.*
Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers or other Teoxane approved product candidates could result in the FDA or other regulatory authorities withdrawing approval of the RHA® Collection of dermal fillers for any or all indications that have approval, including the use of the RHA® Collection of dermal fillers for specified aesthetic indications and delay or prevent Teoxane from obtaining additional regulatory approval for the RHA® Pipeline Products. We cannot assure you that patients receiving the RHA® Collection of dermal fillers will not experience serious adverse events that require submission of medical device reports to the FDA. Adverse events, including with respect to dermal filler products generally, may also negatively impact demand for the RHA® Collection of dermal fillers and future RHA® Pipeline Products, which could result in reduced sales. For example, facial swelling in patients with dermal filler cosmetic injections was reported as a serious adverse event in patients receiving the Moderna COVID-19 vaccination. Teoxane may also be required to further update package inserts and patient information brochures of the RHA® Collection of dermal fillers based on reports of adverse events or safety concerns, which could adversely affect acceptance of the RHA® Collection of dermal fillers in the market, make the RHA® Collection of dermal fillers less competitive or make it more difficult or expensive for us to commercialize the RHA® Collection of dermal fillers.
The Teoxane Agreement requires us to make specified annual minimum purchases of the RHA® Collection of dermal fillers and to meet specified expenditure levels in connection with our marketing of the RHA® Collection of dermal fillers in furtherance of the commercialization of the RHA® Collection of dermal fillers, regardless of whether our commercialization efforts are successful. Such expenditure requirements may adversely affect our cash flow and our ability to operate our business and our prospects for future growth, or may result in the termination of the Teoxane Agreement.
The Teoxane Agreement requires us to make specified annual minimum purchases of the RHA® Collection of dermal fillers, and to meet an annual minimum expenditure on marketing and other areas related to the commercialization of the RHA® Collection of dermal fillers, regardless of whether our commercialization efforts are successful. If we fail to meet the annual minimum purchase amount or the annual minimum marketing spending requirements specified in the Teoxane Agreement, Teoxane has the right to terminate the Teoxane Agreement.
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
We may be unable to obtain regulatory approval for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or future product candidates, and Teoxane may be unable to do the same for RHA® 1 and future hyaluronic acid filler advancements. The denial or delay of any such approval, including as a result of the COVID-19 pandemic, would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.*
To gain approval to market a biologic product, such as DaxibotulinumtoxinA for Injection or an onabotulinumtoxinA biosimilar, we must provide the FDA and applicable foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA, or other respective marketing applications. Teoxane must do the same with its PMAs to the FDA for the RHA® Pipeline Products. The development of such products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events, and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
For example, we completed DaxibotulinumtoxinA Topical clinical trials for the treatment of “crow’s feet and primary axillary hyperhidrosis but discontinued further clinical development in 2016 following the results from our REALISE 1 Phase 3 clinical trial for crow’s feet. In addition, in November 2020, we released topline results from the Phase 2 study of DaxibotulinumtoxinA for Injection for the management of plantar fasciitis. The results of this study did demonstrate pain relief on the NPRS that was numerically greater from baseline than placebo. However, neither dose used in the study met the primary efficacy endpoint of statistically significant improvement from baseline compared to placebo. As a result, we are not currently pursuing the plantar fasciitis indication, and we will focus our efforts on indications for muscle movement and pain disorder indications where the use of neuromodulators is well-established.

Further, obtaining regulatory approval of our product candidates or the completion of our clinical trials may be delayed as a result of the COVID-19 pandemic. For example, in November 2020, the FDA deferred its decision on our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines because it was unable to conduct the required site inspection of our manufacturing facility due to the FDA’s travel restrictions associated with the COVID-19 pandemic. In addition, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 environment. In June 2020, we announced the decision to end screening and complete the JUNIPER trial with 83 patients enrolled. We released topline results from JUNIPER trial in February 2021. Delays in the completion of clinical trials could also delay regulatory submissions and as a result, regulatory approvals.
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
All of the RHA® Pipeline Products and any of our approved products and product candidates in the future will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review.*
We and any third-party contract development and manufacturers or suppliers are required to comply with applicable cGMP regulations and other international regulatory requirements. The regulations require that our product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of materials must be named in a BLA submitted to the FDA for any product candidate for which we are seeking FDA approval. The RHA® Collection of dermal fillers are subject to the FDA’s QSR for medical devices. Additionally, third party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with cGMP and QSR, as applicable. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the supply and/or manufacture of our products (for example, Teoxane with respect to the RHA® Collection of dermal fillers and ABPS and LSNE with respect to our product candidates), our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.
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
Failure to comply with regulatory requirements and reports of adverse events or safety concerns could prevent or delay marketing approval or require additional clinical trials and the expenditure of money or other resources to correct. Failure to comply with applicable requirements and reports of adverse events or safety concerns may also result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution, any of which could be harmful to our ability to generate revenues and our stock price. As such, any failure of Teoxane to maintain compliance with the applicable regulations and standards for the RHA® Collection of dermal fillers and reports of adverse events or safety concerns could increase our costs, cause us to lose revenue, prevent the import and/or export of the RHA® Collection of dermal fillers, cause the RHA® Collection of dermal fillers to be recalled or withdrawn and prevent us from successfully commercializing the RHA® Collection of dermal fillers.
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
We will require substantial additional financing to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and development of our neuromodulator product candidates. Our clinical programs for DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar will require substantial additional funds to complete. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition and expect to incur additional expenses in connection with combining our business, operations, networks, systems, technologies, policies and procedures with those of HintMD. Further, to grow the HintMD platform business, we must develop features, products and services that reflect the changing nature of payments processing software and continually modify and enhance the HintMD platform to keep pace with changes in updated hardware, software, communications and database technologies and standards. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of our product candidates.
As of March 31, 2021, we had a working capital surplus of $355.6 million and an accumulated deficit of $1.2 billion. Our recorded net losses were $71.6 million and $61.9 million, respectively, for the three months ended March 31, 2021 and 2020. We have funded our operations primarily through the sale of common stock, convertible senior notes and payments received from collaboration arrangements. As of March 31, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $386.8 million. We believe that we will continue to expend substantial resources for the foreseeable future for (i) the continued sales and marketing of the RHA® Collection of dermal fillers; (ii) the potential commercialization of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, if approved; (iii) the clinical development of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar and development of any other indications and product candidates that we may choose to pursue; (iv) the integration of HintMD into our business and to grow the HintMD platform business; and (v) the continued build-out of our sales and marketing functions. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, marketing, selling and commercialization, and product development for the HintMD platform. In addition, other unanticipated costs may arise from remote working arrangements for our employees or disruptions associated with the COVID-19 pandemic. We cannot reasonably estimate the actual amounts necessary to successfully commercialize the RHA® Collection of dermal fillers and, because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DaxibotulinumtoxinA for Injection and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Teoxane Agreement, the Viatris Collaboration and the Fosun License Agreement. Although we believe these partnerships can complement or support our product offering strategy, we will continue to incur expense associated with these partnerships, including specified annual minimum purchases and expenditures and expense associated with purchases of the RHA® Collection of dermal fillers and research and development pursuant to the Teoxane Agreement; milestone payments in connection with the Fosun License Agreement, and cost-sharing arrangements with Viatris in connection with the development of an onabotulinumtoxinA biosimilar.
We believe that our existing cash, cash equivalents, and short-term investments will allow us to fund our operations for at least 12 months following the filing of this Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:
•disruptions to our and our suppliers' manufacturing operations, our supply chain, end user demand for our products, our commercialization efforts, our business operations, our clinical trials and other aspects of our business, including a delay in the FDA’s approval of the BLA, including as a result of the COVID-19 pandemic;
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
•the cost of manufacturing DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, or any future product candidates and any products we successfully commercialize and maintaining our related facilities;
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
Our product candidates and the RHA® Pipeline Products that are approved will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion. In addition, our competitors may develop products that are safer, more effective, more convenient or less expensive than the RHA® Pipeline Products and our product candidates, which could reduce or eliminate our commercial opportunity.
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
We currently make our DaxibotulinumtoxinA for Injection clinical drug product exclusively in one internal manufacturing facility. We plan to utilize internal and external facilities, including through one or more third-party contractors, in the future to support clinical and commercial production if our product candidates are approved. If we experience a significant disruption in our manufacturing operations or our third-party manufactures experience a significant disruption in their operations for any reason, our ability to continue to operate our business would be materially harmed.*
We currently manufacture our own clinical drug product to support DaxibotulinumtoxinA for Injection development in one internal manufacturing facility. In March 2017, we entered into the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (as amended, the “ABPS Services Agreement”) with ABPS, a contract development and manufacturing organization, and in April 2021, we entered into the LSNE Agreement with LSNE. We plan to utilize our internal and external ABPS and LSNE facilities to provide multiple sources of clinical and commercial production of our drugs candidates. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, actual or threatened epidemics, pandemics, outbreaks, or public health crises, or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize the ability to manufacture our products as promptly as our customers expect or at all. As the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, we do not yet know the full extent of potential delays or impacts on our manufacturing operations or on the ability of our third-party contractors to provide manufacturing services for our product candidates. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
We have not yet manufactured DaxibotulinumtoxinA for Injection at full commercial scale. If DaxibotulinumtoxinA for Injection is approved, we will face certain risks associated with manufacturing DaxibotulinumtoxinA for Injection to support commercial production.*
We have developed an integrated manufacturing, research and development facility located at our Newark, California office. We manufacture drug substance and finished dose forms of the drug product at this facility that we use for research and development purposes, clinical trials and ultimately for commercial supplies post regulatory approval. There are risks associated with commercial manufacturing including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. If DaxibotulinumtoxinA for Injection is approved, there is no assurance that we will be successful in operating a commercial scale manufacturing process. If DaxibotulinumtoxinA for Injection is approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into additional relationships with third-party manufacturers. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. We entered into the ABPS Services Agreement and LSNE Agreement to provide additional sources of manufacturing for our product candidates, however, there are no assurances that either or both sources will continue to be available to us at the required commercial scale, or at all. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements, to hire additional necessary manufacturing personnel, or retain our third-party manufacturers, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

We currently contract with third-party manufacturers for certain components and services necessary to produce our product candidates and expect to continue to do so to support further clinical trials and commercial scale production if our product candidates are approved. This increases the risk that we will not have sufficient quantities of our product candidates or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*
We currently rely on third-party manufacturers for certain components and services necessary to produce DaxibotulinumtoxinA for Injection for our clinical trials, and we expect to continue to rely on these and other manufacturers to support our commercial requirements if DaxibotulinumtoxinA for Injection or other product candidates are approved. In particular, we plan to utilize our internal and the external ABPS and LSNE facilities to support clinical and commercial production of product candidates, if approved. We may never be able to successfully operate a manufacturing process at commercial scale or establish additional suppliers to support commercialization of our product candidates, if approved. Even where alternative sources of supply are available, qualifying alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. As a result, we are dependent on a limited number of suppliers for our product candidates and the loss of one of our suppliers could have a material adverse effect on our business, results of operations and financial condition.
Reliance on third-party manufacturers entails other additional risks, including the reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third- party manufacturers may not be able to comply with cGMP or QSR, or similar regulatory requirements outside the U.S. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products that we may develop. Any failure or refusal to supply the components or services for our product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only had commercial sales of the RHA® Collection of dermal fillers, and aside from our rights to the RHA® Collection of dermal fillers, we only have one product candidate in clinical trials, which makes it difficult to assess our future viability.*
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have only made sales of the RHA® Collection of dermal fillers since the initial product launch in September 2020 and have not demonstrated the ability to successfully commercialize the RHA® Collection of dermal fillers over the long-term. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to DaxibotulinumtoxinA for Injection or an onabotulinumtoxinA biosimilar. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations, and expect to incur additional expenses in building out our sales, marketing and distribution function as we pursue commercialization of DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers. In addition, prior to the HintMD Acquisition, HintMD incurred a net loss in each year since its inception. We may have difficulties entering the payments industry and integrating new technologies in which we have no direct prior experience. We expect to incur significant expense developing the HintMD platform and growing business of the HintMD platform.
As of March 31, 2021, we had a working capital surplus of $355.6 million and an accumulated deficit of $1.2 billion. Our recorded net losses were $71.6 million and $61.9 million, respectively, for the three months ended March 31, 2021 and 2020. As of March 31, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $386.8 million. We have funded our operations primarily through the sale of common stock, convertible senior notes and payments received from collaboration arrangements. Our capital requirements to implement our business strategy are substantial, including our capital requirements to commercialize the RHA® Collection of dermal fillers and to develop and commercialize DaxibotulinumtoxinA for Injection, if approved. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of our 2020 Form 10-K.
We expect to continue to incur losses for the foreseeable future as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection, and continue to commercialize the RHA® Collection of dermal fillers. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture, market and commercialize our products successfully, and increase market acceptance and adoption of and generate revenues from the HintMD platform. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
We are subject to uncertainty relating to third-party reimbursement policies which, if not favorable for DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications, could hinder or prevent their commercial success.*
Our ability to commercialize DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications such as cervical dystonia, adult upper limb spasticity or migraine will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications, or we may be required to sell them at a discount. Third party payor coverage and reimbursement will not likely be available for our products developed for aesthetic indications.
We expect that third-party payors will consider the efficacy, cost effectiveness and safety of DaxibotulinumtoxinA for Injection in determining whether to approve reimbursement for DaxibotulinumtoxinA for Injection for therapeutic indications and at what level. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DaxibotulinumtoxinA for Injection for therapeutic indications from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our business could also be adversely affected if third-party payors limit the indications for which DaxibotulinumtoxinA for Injection will be reimbursed to a smaller patient set than we believe they are effective in treating. In the absence of third party payor coverage and reimbursement for DaxibotulinumtoxinA for Injection for aesthetic indications, our ability to commercialize DaxibotulinumtoxinA for Injection for aesthetic indications will depend on patients’ willingness to pay out of pocket for our product.
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
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.
Although a substantial amount of our effort will focus on the commercialization of the RHA® Collection of dermal fillers and the continued clinical testing and working toward approval of DaxibotulinumtoxinA for Injection, our strategy also includes the discovery, development and commercialization of a portfolio of neuromodulator products for both aesthetic and therapeutic indications. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products.
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
We may use third-party collaborators to help us develop, validate or commercialize any new product candidates, and our ability to commercialize such product candidates could be impaired or delayed if these collaborations are unsuccessful.*
We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, hyaluronic acid filler products, and any future product candidates. For instance, in February 2018, we and Viatris entered into the Viatris Collaboration, as amended in August 2019, pursuant to which we and Viatris are collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our onabotulinumtoxinA biosimilar product candidate. In December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights. In addition, we entered into the Teoxane Agreement in January 2020, as amended in September 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute the RHA® Pipeline Products in the U.S., its territories and possessions. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us.
Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses. Our collaboration with Viatris is for the development of an onabotulinumtoxinA biosimilar, which is subject to risks inherent with the relatively short history of biosimilar product approvals in the U.S. In February 2019, we and Viatris participated in a BIAM with the FDA to discuss the feasibility of a 351(k) onabotulinumtoxinA biosimilar submission and the necessary development pathway for an onabotulinumtoxinA biosimilar product candidate. We have begun the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work. While we believe that a pathway is viable, the successful development and commercialization of an onabotulinumtoxinA biosimilar product in any indications of BOTOX® or BOTOX Cosmetic® would be subject to FDA requirements that would need to be assessed by us and Viatris in determining the development of an onabotulinumtoxinA biosimilar product candidate. Even if successfully developed, an onabotulinumtoxinA biosimilar product would be subject to similar commercial risks as DaxibotulinumtoxinA for Injection.
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
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our HintMD platform operates in an industry that is prone to cyber-attacks and the prevalent use of mobile devices that access confidential information increases the risk of security breaches, which could lead to the loss of our or our customers’ data, confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss or compromise to the integrity of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, where cardholder data is compromised, HintMD might be responsible for payment of network fines levied pursuant to payment network rules and regulations.

Moreover, if a security breach affects our systems, corrupts our data or results in the unauthorized disclosure or release of personal information, our reputation could be materially damaged. In addition, federal, state and local governments and agencies in the United States and many countries around the world, including the member states of the EEA, have adopted laws and regulations concerning the collection, use, adaptation, alteration, combination, maintenance, recording, organization, structuring, storage, retrieval, consultation, disclosure, protection, restriction, erasure, destruction and the performance of other operations (collectively the “processing”) of personal information of individuals (including patients, consumers, employees, and professionals) who reside in the United States and these other countries (generally, “privacy laws”). Additionally, United States and foreign laws and regulations, including laws in every U.S. state, and laws in the member states of the EEA, may require notification to governmental agencies, supervisory authorities, credit reporting agencies, the media, or individual data subjects, in the event the company suffers a security breach that exposes personal information processed by or on behalf of the company (“breach notification laws”). For example, privacy laws such as the Health Insurance Portability and Accountability Act of 1996, as amended by HIPAA, U.S. state breach notification laws, and the EU General Data Protection Regulation (EU) 2016/679 together with implementing or supplementary legislation of member states of the EEA (collectively, the "GDPR") all have significant obligations with respect to processing personal information, as well as obligations related to notifications in the event of certain unauthorized disclosures, access, loss, alteration or destruction of personal information.
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
Changes in and failures to comply with U.S. and foreign privacy laws and standards may adversely affect our business, operations and financial performance.*
As stated above, we are subject to or affected by numerous federal, state and foreign privacy laws, as well as regulatory guidance, governing the processing of personal information, such as information that we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad. This global privacy law and regulatory guidance landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our vendors’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign privacy laws, our internal policies and procedures, or our contracts governing our processing of personal information could result in negative publicity, diversion of management time and effort, and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.
In the U.S., HIPAA imposes, among other things, certain standards and obligations on covered entities including certain healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates and their subcontractors that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. We may become subject to new privacy laws or cybersecurity regulations. Such laws and regulations could affect our ability to process personal information (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), our ability to control our costs by using certain vendors or service providers, or impact our ability to offer certain services in certain jurisdictions. For example, the California Consumer Privacy Act became effective on January 1, 2020 and its applicable regulations are being implemented in waves by the California Attorney General, including additional regulations that were finalized in March of 2021 (“CCPA”). Further, in November 2020, California voters passed a ballot initiative called the California Privacy Rights Act (“CPRA”) that further amends and expands the CCPA and which will have additional regulations all of which become effective January 2023 (the CCPA collectively the Act and its regulations and CPRA and their applicable regulations are referred to hereafter as, “CCPA”). The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action and requires installation of the first U.S. authority solely dedicated to privacy enforcement, the California Privacy Protection Agency. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA, including all of the various and recent waves of its implementing regulations and amendments, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws., and some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners.
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
Risks Related to the HintMD Platform
The HintMD platform has been installed in limited accounts. If HintMD is not able to increase adoption and use of the HintMD platform and maintain and enhance the HintMD brand, then HintMD's business, operating results and financial condition may be negatively impacted, and we may not realize the anticipated benefits of the HintMD Acquisition.

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

We believe that maintaining and enhancing the HintMD reputation as a differentiated payments processing platform serving the medical aesthetic industry is critical to HintMD's relationship with existing customers and its ability to attract new customers and may also result in the generation of new aesthetic product customers for Revance. The successful promotion of HintMD’s brand attributes will depend on a number of factors, including our ability to: target and have the HintMD platform adopted by premier accounts; increase loyalty between practices and patients; continue to develop high-quality software; successfully differentiate the HintMD platform from competitive products and services; and achieve success in sales and marketing efforts. In July 2020, Allergan terminated its alliance with HintMD through Allergan’s Brilliant Distinctions® program, which may adversely impact the adoption of the HintMD platform by new practices. However, we believe that the open nature of the HintMD platform and ability to work with practices to develop their own subscription or loyalty programs that are not focused on specific manufacturers will enable HintMD to attract new customers.

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
Interruptions or performance problems associated with the HintMD platform technology, infrastructure or service offerings may adversely affect our business and operating results.*
The continued growth of the HintMD platform depends in part on the ability of users to access the platform at any time and within an acceptable amount of time. The HintMD platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. In addition, we depend on external data centers, such as Amazon’s AWS, to host the HintMD platform applications and have integrated third-party services that we rely upon as critical components of the HintMD application. We do not control the operation of these facilities. The HintMD platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the HintMD platform), capacity constraints due to an overwhelming number of users accessing the HintMD platform simultaneously, denial-of-service or other cyber-attacks or other security-related incidents. In some instances, HintMD may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the HintMD platform, especially during peak usage times and as the HintMD platform becomes more complex and its user traffic increases. As a result, the HintMD platform may become unavailable or users may be unable to access the HintMD platform within a reasonable amount of time. In the event of any of the factors described above, or certain other failures of our infrastructure, user data may be permanently lost. If the HintMD platform experiences significant periods of service downtime in the future, HintMD and Revance may be subject to claims by users of the HintMD platform. To the extent that HintMD and Revance do not effectively address capacity constraints, upgrade our systems as needed, continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and efficiently resolve interruptions or performance problems with the HintMD platform, existing relationships with practices would be adversely affected and the HintMD brand could be harmed. In addition to technological and infrastructure problems, if customers of the HintMD platform experience other issues or are unsatisfied with the service offerings or operations of the HintMD platform, this could result in poor relationships with practices and reputational harm to HintMD. Poor customer relations and reputational harm to HintMD as a wholly-owned subsidiary of Revance and one of

Revance's aesthetic product offerings, could negatively impact Revance’s brand and its relationships with aesthetic product customers.
The business and growth of the HintMD platform depend in part on the success of its strategic relationships with third parties, including payments partners, platform partners, technology partners and potentially aesthetics manufacturers.
HintMD depends on, and anticipates that it will continue to depend on, various third-party relationships in order to sustain and grow the HintMD platform. It is highly dependent upon partners for certain critical features and functionality of the HintMD platform, including secure data centers, a sponsor bank, third-party payment processors and has historically been dependent on third-party aesthetics manufacturers which have used the HintMD platform for brand loyalty programs. The inability of the HintMD platform to provide brand loyalty programs as it has in the past may adversely impact the adoption of the HintMD platform by new practices or may result in a loss of current customers. In July 2020, Allergan terminated its alliance with HintMD through Allergan’s Brilliant Distinctions® program, which may have a negative impact on customer retention and adoption.
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

Risks Related to Our Human Capital Resources

As we evolve from a company primarily involved in research and development and commercialization of aesthetic products in the U.S. to a company involved in the commercialization of aesthetic and therapeutic products both domestically and internationally, we will need to increase the size of our organization. If we are unable to maintain and expand sales, marketing, managerial and/or operational capabilities on our own or through third parties, we may be unable to successfully commercialize our product candidates for therapeutic indications and expand into international markets.*
In order to successfully commercialize our products for both aesthetic and therapeutic indications and expand internationally, we will need to expand our organization, including adding marketing, managerial, operational and sales capabilities, or contracting with third parties to provide these capabilities for us in the U.S. and foreign jurisdictions. In August 2020, we established an approximately 100-person field sales team that has marketing and sales capabilities targeted toward commercialization of aesthetic products in the U.S. To commercialize our product candidates for therapeutic indications and to expand internationally, we must manage and further expand our marketing, sales, distribution, managerial, operational and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Effectively executing our growth strategy requires that we:
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
We expect to market DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers through our current sales force in North America, and in other countries through either our own sales force or a combination of our internal sales force and distributors or partners. We may also need to increase our sales force or contract with distributors and partners if we obtain regulatory approval for DaxibotulinumtoxinA for Injection for any therapeutic indications we are pursuing. Establishing these channels may be expensive and time consuming. While we believe we are creating an efficient commercial organization, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection or any future product candidates. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers, which could cause our commercialization efforts to be unprofitable or less profitable than expected.
We have limited prior experience in the marketing, sale and distribution of aesthetic pharmaceutical products and no experience with the marketing, sale and distribution of therapeutic pharmaceutical products or any pharmaceutical products internationally. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we have and may continue to experience challenges associated with recruiting field representatives virtually through remote, group interviewing platforms and with onboarding new field representatives during such times as the COVID-19 pandemic, which necessitates our work from home policy. Any failure to maintain adequate internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products and may result in a breach of our obligations to Teoxane under the Teoxane Agreement. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of the RHA® Collection of dermal fillers and, if it receives regulatory approval, DaxibotulinumtoxinA for Injection. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their previous research output.
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
Even if we receive regulatory approval for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, may limit or delay regulatory approval and may subject us to penalties if we fail to comply with applicable regulatory requirements.
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
Any regulatory approvals that we or our collaborators receive for DaxibotulinumtoxinA for Injection, RHA® 1 or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves DaxibotulinumtoxinA for Injection, RHA® 1 or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCPs for any clinical trials conducted post-approval. The RHA® Collection of dermal fillers are currently subject to such extensive and ongoing regulatory requirements, reports, registration and continued compliance. Later discovery of previously unknown problems with DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
The RHA® Collection of dermal fillers, and, if approved, DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any other products, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
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
The HintMD platform may in certain circumstances, process information that could be defined by HIPAA as “protected health information” (“PHI”) and thus such processing may be subject to HIPAA. Additionally, certain states have adopted health information privacy laws and regulations related to the processing of PHI and comparable to HIPAA, some of which may be more stringent than HIPAA. Generally, HIPAA and state health information privacy laws require entities directly regulated by the law and regulations (HIPAA calls these entities “covered entities”, and their service providers and subcontractors “business associates”) to develop and maintain certain administrative, physical, and technical safeguards to protect PHI and ensure the confidentiality, integrity and availability of electronic PHI. In the event of an unauthorized use or disclosure of PHI, the reporting requirements could include notification to affected individuals, state and federal governmental agencies, and in certain instances the media. Depending on the facts and circumstances we could be subject to significant civil and administrative penalties, and in rare circumstances, criminal penalties, if we obtain, use, or disclose PHI through the HintMD platform in a manner that is not authorized or permitted by HIPAA or state health information privacy laws. Further, if we are not able to meet our obligations under HIPAA and/or applicable state health information privacy laws relating to the HintMD platform, HintMD could be found to have breached its contractual obligations with its customers. Maintaining compliance with applicable privacy laws and our contractual obligations is a complex undertaking, and we cannot be certain how these health information privacy laws will be interpreted, enforced or applied to our operations.
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

The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, covered manufacturers will also be required to report annually regarding payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives.
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
Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearance or approval of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, or any future product candidates and to produce, market, and distribute such products if clearance or approval is obtained.*
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the ACA was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. biotechnology industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, the former U.S. presidential administration signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court granted certiorari on March 2, 2020, and heard oral arguments on the case on November 10, 2020, and the case is expected to be decided sometime in 2021. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Pending review, the ACA remains in effect, but it is unclear how the U.S Supreme Court decision, future decisions, subsequent appeals, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the former U.S. presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals, which have resulted in additional regulations from the FDA, CMS and the U.S. Department of Health and Human Services. For example, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in the Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Further, on November 20, 2020, the U.S. Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. The likelihood of implementation of any of the other former U.S. presidential administration's reform initiatives is uncertain, particularly in light of the new Biden administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of, or affect the price that we may charge for, DaxibotulinumtoxinA for Injection, or any future product candidates including an onabotulinumtoxinA biosimilar. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs on our commercialization efforts for the RHA® Collection of dermal fillers. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:
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
Our failure to maintain licenses and other authorizations to enable us to act as a distributor of Teoxane’s RHA® Collection of dermal fillers or comply with such licensing requirements could result in fines or other penalties.
As the distributor of Teoxane’s RHA® Collection of dermal fillers, we will be required to maintain certain licenses, registrations, permits, authorizations, approvals or other types of state and local permissions in order to comply with various regulations regarding the distribution of medical devices, and must cooperate with Teoxane in the event of any medical device reports (adverse events) or product recalls. Satisfaction of regulatory requirements may take many months, and may require the expenditure of substantial resources. Failure to comply with such regulatory requirements can result in enforcement actions, including the revocation or suspension of licenses, registrations or accreditations, and can also subject us to plans of correction, monitoring, civil monetary penalties, civil injunctive relief and/or criminal penalties. Failure to obtain state regulatory approval will also prevent distribution of products where such approval is necessary and will limit our ability to generate revenue. As we have limited prior experience in the distribution of medical devices, it will take time and expense to build the necessary compliance infrastructure to support these activities.
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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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
•regulatory or legal actions, developments and guidance in the U.S. and foreign countries;
•our success or lack of success in commercializing the RHA® Collection of dermal fillers;
•results from or delays in clinical trials of our product candidates;
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125.0 million. As of March 31, 2021, we sold 3.3 million shares of common stock under the 2020 ATM Agreement resulting in net proceeds of $90.1 million after sales agent commissions, with $32.6 million remaining available under the 2020 ATM Agreement.
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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. The exclusive forum provision contained in our amended and restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy	—	—	—	—	X
10.2+	Second Addendum to License and Service Agreement, dated March 2, 2021 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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

REVANCE THERAPEUTICS, INC.

Date: May 10, 2021	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)