Form 10-Q
period 2021-06-30
Revance Therapeutics, Inc.
filed 2021-08-05
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File No. 001-36297

Revance Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0551645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1222 Demonbreun Street, Suite 2000, Nashville, Tennessee, 37203
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 28, 2021: 71,829,718

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

PART I.FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$167,634	$333,558
Short-term investments	168,662	102,947
Accounts receivable, net	641	1,829
Inventories	5,065	5,876
Prepaid expenses and other current assets	12,602	5,793
Total current assets	354,604	450,003
Property and equipment, net	21,092	17,499
Goodwill	146,964	146,964
Intangible assets, net	63,655	71,343
Operating lease right of use assets	46,334	29,632
Restricted cash	3,452	3,445
Other non-current assets	4,774	1,334
TOTAL ASSETS	$640,875	$720,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,176	$12,657
Accruals and other current liabilities	31,405	32,938
Deferred revenue, current	9,862	7,851
Operating lease liabilities, current	5,646	4,437
Derivative liability	3,159	3,081
Total current liabilities	58,248	60,964
Convertible senior notes	280,003	180,526
Deferred revenue, non-current	75,113	77,294
Operating lease liabilities, non-current	41,276	27,146
TOTAL LIABILITIES	454,640	345,930
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share — 190,000,000 and 95,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 71,798,624 and 69,178,666 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	72	69
Additional paid-in capital	1,446,643	1,500,514
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(1,260,478)	(1,126,293)
TOTAL STOCKHOLDERS’ EQUITY	186,235	374,290
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$640,875	$720,220
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Product revenue	$17,039	$49	$28,686	$49
Collaboration revenue	1,394	250	2,905	308
Service revenue	371	—	512	—
Total revenue	18,804	299	32,103	357
Operating expenses:
Cost of product revenue (exclusive of amortization)	5,409	21	9,626	21
Cost of service revenue (exclusive of amortization)	17	—	17	—
Selling, general and administrative	50,598	29,606	99,603	50,830
Research and development	29,441	27,103	56,692	66,897
Amortization	3,676	674	6,514	674
Total operating expenses	89,141	57,404	172,452	118,422
Loss from operations	(70,337)	(57,105)	(140,349)	(118,065)
Interest income	85	964	182	2,455
Interest expense	(1,569)	(4,256)	(3,129)	(6,404)
Changes in fair value of derivative liability	(19)	(59)	(78)	(149)
Other expense, net	(357)	(134)	(462)	(260)
Loss before income taxes	(72,197)	(60,590)	(143,836)	(122,423)
Income tax provision	—	—	—	(100)
Net loss	(72,197)	(60,590)	(143,836)	(122,523)
Unrealized gain (loss) and adjustment on securities included in net loss	(2)	(407)	(2)	114
Comprehensive loss	$(72,199)	$(60,997)	$(143,838)	$(122,409)
Basic and diluted net loss	$(72,197)	$(60,590)	$(143,836)	$(122,523)
Basic and diluted net loss per share	$(1.07)	$(1.12)	$(2.15)	$(2.27)
Basic and diluted weighted-average number of shares used in computing net loss per share	67,462,413	54,257,320	67,051,902	54,062,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	71,411,389	71	57,026,154	57	69,178,666	69	52,374,735	52
Issuance of restricted stock awards and performance stock awards, net of cancellation	166,670	—	220,799	—	1,036,256	1	1,417,853	1
Issuance of common stock in connection with at-the-market offerings	—	—	—	—	761,526	1	—	—
Issuance of common stock upon exercise of stock options and warrants	150,038	1	24,442	—	879,476	1	76,794	—
Issuance of common stock relating to employee stock purchase plan	91,562	—	48,661	—	91,562	—	48,661	—
Shares withheld related to net settlement of restricted stock awards	(21,035)	—	(6,500)	—	(148,862)	—	(79,487)	—
Issuance of common stock in connection with the Teoxane Agreement	—	—	—	—	—	—	2,500,000	3
Issuance of common stock in connection with offerings	—	—	—	—	—	—	975,000	1
Balance — End of period	71,798,624	72	57,313,556	57	71,798,624	72	57,313,556	57
Additional Paid-In Capital
Balance — Beginning of period	—	1,432,457	—	1,213,931	—	1,500,514	—	1,069,639
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(108,509)	—	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	—	—	—	—	—	(1)	—	(1)
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	—	(77)	—	—	—	21,623	—	—
Issuance of common stock upon exercise of stock options and warrants	—	1,373	—	427	—	12,509	—	999
Issuance of common stock relating to employee stock purchase plan	—	2,206	—	671	—	2,206	—	671
Shares withheld related to net settlement of restricted stock awards	—	(605)	—	(111)	—	(4,250)	—	(1,512)
Stock-based compensation	—	11,289	—	7,353	—	22,551	—	13,897
Equity component of convertible senior notes	—	—	—	—	—	—	—	108,510
Issuance of common stock in connection with the Teoxane Agreement	—	—	—	—	—	—	—	43,397
Issuance of common stock in connection with offerings, net of issuance costs of $44	—	—	—	—	—	—	—	15,536
Capped call transactions related to the issuance of convertible senior notes	—	—	—	—	—	—	—	(28,865)
Balance — End of period	—	$1,446,643	—	$1,222,271	—	$1,446,643	—	$1,222,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity—(Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Other Accumulated Comprehensive Gain (Loss)
Balance — Beginning of period	—	—	—	524	—	—	—	3
Unrealized gain (loss) and adjustment on securities included in net loss	—	(2)	—	(407)	—	(2)	—	114
Balance — End of period	—	(2)	—	117	—	(2)	—	117
Accumulated Deficit
Balance — Beginning of period	—	(1,188,281)	—	(906,137)	—	(1,126,293)	—	(844,204)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	9,651	—	—
Net loss	—	(72,197)	—	(60,590)	—	(143,836)	—	(122,523)
Balance — End of period	—	(1,260,478)	—	(966,727)	—	(1,260,478)	—	(966,727)
Total Stockholders’ Equity	71,798,624	$186,235	57,313,556	$255,718	71,798,624	$186,235	57,313,556	$255,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,836)	$(122,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,975	13,897
Depreciation and amortization	9,284	2,152
Amortization of debt discount and issuance costs	622	4,504
Amortization of discount on investments	(105)	(1,111)
Other non-cash operating activities	62	240
Non-cash in-process research and development	—	11,184
Changes in operating assets and liabilities:
Accounts receivable	1,188	(49)
Inventories	811	(778)
Prepaid expenses and other current assets	(3,309)	(1,179)
Operating lease right of use assets	(16,702)	1,165
Other non-current assets	(3,440)	30
Accounts payable	(4,090)	(1,099)
Accruals and other liabilities	(1,389)	4,052
Deferred revenue	(170)	30,692
Operating lease liabilities	15,339	(1,679)
Net cash used in operating activities	(123,760)	(60,502)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(168,597)	(159,412)
Purchases of property and equipment	(5,016)	(1,113)
Proceeds from maturities of investments	103,000	132,000
Finance lease prepayments	(3,500)	—
Purchase of intangible assets	—	(118)
Proceeds from sale of investments	—	16,969
Net cash used in investing activities	(74,113)	(11,674)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	21,707	—
Proceeds from the exercise of stock options, common stock warrants and employee stock purchase plan	14,715	1,670
Taxes paid related to net settlement of restricted stock awards	(4,250)	(1,512)
Payment of offering costs	(216)	(337)
Proceeds from issuance of convertible senior notes	—	287,500
Proceeds from issuance of common stock in connection with offerings, net of commissions and discount	—	15,581
Payment of capped call transactions	—	(28,865)
Payment of convertible senior notes transaction costs	—	(9,190)
Net cash provided by financing activities	31,956	264,847
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(165,917)	192,671
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	337,003	171,890
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$171,086	$364,561
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Internally developed software capitalized from stock-based compensation	$576	$—
Property and equipment purchases included in accounts payable and accruals	$501	$159
Accrued offering costs	$55	$—
Issuance of common stock in connection with the Teoxane Agreement	$—	$43,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
The Company
Revance is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing United States (“U.S.”) regulatory approval. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in two therapeutic indications - cervical dystonia and adult upper limb spasticity. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to Teoxane SA (“Teoxane”)’s line of Resilient Hyaluronic Acid® (“RHA®”) Collection of dermal fillers, the first and only range of U.S. Food and Drug Administration (the “FDA”)-approved fillers for correction of dynamic facial wrinkles and folds, and the HintMD fintech platform, which includes integrated smart payment, subscription and loyalty digital services. We have also partnered with Viatris (formerly Mylan N.V.) to develop a biosimilar to BOTOX® (“an onabotulinumtoxinA biosimilar”), which would compete in the existing short-acting neuromodulator marketplace.
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), and HintMD became a wholly owned subsidiary of Revance. HintMD operates the HintMD Platform, which is a payment solution and practice management tool for medical aesthetic practices. In April 2021, HintMD completed the integration of the payment facilitator (“PayFac”) functionality and launched the next-generation HintMD Platform (the “Next-generation Platform”, and together with the HintMD Platform, the “Fintech Platform”) in beta form to select customers.
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
For the three and six months ended June 30, 2021, we had a net loss of $72.2 million and $143.8 million. As of June 30, 2021, we had working capital surplus of $296.4 million and an accumulated deficit of $1.3 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers. As of June 30, 2021, we had capital resources of $336.3 million consisting of cash, cash equivalents, and short-term investments. We believe that our existing capital resources will fund our operating plan through at least the next 12 months following the issuance of this Report, and we may identify additional capital resources to fund our operations.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the fair value of assets and liabilities assumed in business combinations, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, period of benefit associated with deferred costs, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, accruals including clinical trial costs, valuation and assumptions underlying stock-based compensation and other equity instruments, fair value of derivative liability, and income taxes.
The ongoing COVID-19 pandemic has caused a global slowdown of economic activity which has negatively impacted consumer spending, including with respect to our current and potential customers, while also disrupting sales channels and marketing activities. In addition, the COVID-19 pandemic has impacted the regulatory approval process for DaxibotulinumtoxinA for Injection. In November 2020, the FDA deferred a decision on the biologics license application (“BLA”) for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA initiated the pre-approval inspection of our manufacturing facility in June 2021. We are unable to predict the future impact of the COVID-19 pandemic on the timing of the regulatory approval process following inspection, the progress of clinical trials, supplies and sales of the RHA® Collection of dermal fillers, demand for our products and other aspects of our operations.
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
Recently Adopted Accounting Pronouncement
In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 simplifies the accounting for convertible debt instruments by removing certain requirements to separately account for conversion options embedded in debt instruments that are not required to be accounted for as derivative instruments. ASU 2020-06 also updates and improves the consistency of earnings per share calculations for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method and the adoption did not have any impact for our consolidated balance sheets as of December 31, 2020. As a result of the adoption, on January 1, 2021, we made certain adjustments to our consolidated balance

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
sheets which consisted of an increase of $98.9 million in Convertible Senior Notes (the 2027 Notes as defined in Note 9), a decrease of $108.5 million in Additional Paid-in Capital and a decrease of $9.7 million in Accumulated Deficit. Additionally, from January 1, 2021, we will no longer incur non-cash interest expense for the amortization of debt discount after adoption, therefore the interest expense for the 2027 Notes, which is included in the “interest expense” on the condensed consolidated statements of operations and comprehensive loss, will be lower compared to fiscal year 2020.

2. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 13). The following tables present our revenues disaggregated by the timing of transfer of goods or services:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$17,039	$—	$213	$17,252	$28,686	$—	$213	$28,899
Transferred over time	—	1,394	158	1,552	—	2,905	299	3,204
Total	$17,039	$1,394	$371	$18,804	$28,686	$2,905	$512	$32,103

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$49	$—	$—	$49	$49	$—	$—	$49
Transferred over time	—	250	—	250	—	308	—	308
Total	$49	$250	$—	$299	$49	$308	$—	$357
Product Revenue
For the three and six months ended June 30, 2021, all product revenue was generated from the sale of the RHA® Collection of dermal fillers.
Receivables and contract liabilities from contracts with our product revenue customers are as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Accounts receivables, net	$542	$1,687
Contract liabilities:
Deferred revenue, current	$(1,537)	$—
Total contract liabilities	$(1,537)	$—

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Collaboration Revenue
Viatris Collaboration and License Agreement
Agreement Terms
We entered into a collaboration and license agreement with Viatris (the “Viatris Collaboration”) in February 2018, pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable fees as of June 30, 2021, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Viatris Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Collaboration are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Collaboration. As of June 30, 2021, the transaction price allocated to the unfulfilled performance obligations was $101.3 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development service to be provided for the development period. For revenue recognition purposes, the development period is estimated to continue through 2025. It is possible that this period will change and is assessed at each reporting date.
For the three and six months ended June 30, 2021, we recognized revenue related to development services of $1.4 million and $2.9 million, respectively. For the three and six months ended June 30, 2020, we recognized revenue related to development services of less than $0.3 million and $0.3 million, respectively.
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
Fosun has paid us non-refundable upfront and other payments totaling $31 million before foreign withholding taxes. We are also eligible to receive (i) additional remaining contingent payments of up to $229.5 million upon the achievement of certain milestones based on (a) the approval of BLAs for certain aesthetic and therapeutic indications and (b) first calendar year net sales, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of June 30, 2021, the transaction price allocated to unfulfilled performance obligation was $31 million.
For the three and six months ended June 30, 2021 and 2020, no revenue was recognized from the Fosun License Agreement.
Contract liabilities from contracts with our collaboration revenue customers are as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Contract liabilities:
Deferred revenue, current - Viatris	$8,317	$7,851
Total contract liabilities, current	$8,317	$7,851

Deferred revenue, non-current - Viatris	$44,118	$46,299
Deferred revenue, non-current - Fosun	30,995	30,995
Total contract liabilities, non-current	$75,113	$77,294
Changes in our contract liabilities from contracts with our collaboration revenue customers for the six months ended June 30, 2021 are as follows:

(in thousands)
Balance on January 1, 2021	$85,145
Revenue recognized	(2,905)
Billings and adjustments, net	1,190
Balance on June 30, 2021	$83,430
Service Revenue
Following the HintMD Acquisition in July 2020, we began to offer customer payment processing and certain value-added services through the HintMD Platform to aesthetic practices. We have also launched the beta testing phase of the Next-generation Platform as PayFac, which has not generated material revenue to date. Generally, revenue related to the payment

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
processing service is recognized at a point in time, whereas revenue related to the value-added services is recognized over time.

Receivables and contract assets from contracts with our service revenue customers are as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Accounts receivables, net	$99	$142
Contract assets:
Contract assets, current	$125	$30
Contract assets, non-current	324	85
Total contract assets	$449	$115

3. Cash Equivalents and Short-Term Investments
The following table is a summary our cash equivalents and short-term investments:

	June 30, 2021			December 31, 2020
		Unrealized
in thousands	Cost	Loss	Fair Value	Cost	Fair Value
Money market funds	$162,052	$—	$162,052	$267,130	$267,130
Commercial paper	146,859	—	146,859	113,446	113,446
Corporate bonds	21,805	(2)	21,803	—	—
Total cash equivalents and available-for-sale securities	$330,716	$(2)	$330,714	$380,576	$380,576

Classified as:
Cash equivalents			$162,052		$277,629
Short-term investments			168,662		102,947
Total cash equivalents and available-for-sale securities			$330,714		$380,576
As of June 30, 2021 and December 31, 2020, we have no other-than-temporary impairments on our available-for-sale securities and the contractual maturities of the available-for-sale securities are less than one-year.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
4. Intangible Assets, net
The following table sets forth the intangible assets and the remaining useful lives for the intangible assets:

	June 30, 2021				December 31, 2020
(in thousands, except for in years)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	2.9	$32,334	$(8,757)	$23,577	3.4	$32,334	$(4,715)	$27,619
Developed technology	5.4	35,800	(3,670)	32,130	5.6	19,600	(1,362)	18,238
In-process research and development (1)	N/A	—	—	—	N/A	16,200	—	16,200
Customer relationships	3.1	10,300	(2,360)	7,940	3.6	10,300	(1,072)	9,228
Tradename	0.1	100	(92)	8	0.6	100	(42)	58
Total intangible assets		$78,534	$(14,879)	$63,655		$78,534	$(7,191)	$71,343
(1)In-process research and development relates to the research and development of payment facilitator technology to facilitate the processing of customer payments. During the quarter ended June 30, 2021, the in-process research and development assets were placed into service and reclassified as developed technology.

Aggregate amortization expense for the intangible assets presented in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Amortization (1)	$3,512	$674	$6,350	$674
Selling, general and administrative	669	—	1,337	—
Total amortization expense	$4,181	$674	$7,687	$674
(1)The amortization expense related to Distribution rights and Developed technology was recorded to “amortization” in the condensed consolidated statement of operations and comprehensive loss.
Based on the amount of intangible assets subject to amortization as of June 30, 2021, the estimated amortization expense for each of the next five fiscal years and thereafter was as follows:

Year Ending December 31,	(in thousands)
2021 remaining six months	$8,320
2022	16,625
2023	16,625
2024	10,837
2025	5,967
2026 and thereafter	5,281
Total	$63,655

5. Inventories
As of June 30, 2021, and December 31, 2020, we had inventories of $5.1 million and $5.9 million, respectively, which were comprised of finished goods from purchased RHA® Collection of dermal fillers.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

6. Balance Sheet Components
Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Accruals related to:
Compensation	$19,555	$17,374
General expenses	5,986	6,683
Clinical trials	2,537	3,726
Interest expense	1,887	1,887
Inventories	213	1,796
Other current liabilities	1,227	1,472
Total	$31,405	$32,938
Property and Equipment, net
Property and equipment, net consists of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Manufacturing equipment	$20,095	$19,810
Platform and computer software (1)	8,194	6,360
Leasehold improvements	5,973	5,972
Other construction in progress	4,393	1,539
Computer equipment	1,909	1,768
Furniture and fixtures	1,615	1,541
Total property and equipment	42,179	36,990
Less: Accumulated depreciation and amortization	(21,087)	(19,491)
Property and equipment, net	$21,092	$17,499
(1)For both of the three and six months ended June 30, 2021, amortization expense for the platform software was $0.2 million and was recorded to “amortization” in the condensed consolidated statement of operations and comprehensive loss.

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
As of June 30, 2021, the fair value of the derivative liability was $3.2 million, which was measured using a term of 0.2 years based on an expected BLA approval in 2021, a risk-free rate of 0.1% and a credit risk adjustment of 7.5%. As of December 31, 2020, the fair value of the derivative liability was $3.1 million, which was measured using a term of 0.5 years based on an expected BLA approval in 2021, a risk-free rate of 0.1% and a credit risk adjustment of 7.5%.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
8. Leases
We have non-cancelable operating leases for facilities for research, manufacturing, and administrative functions, and equipment. Our leases have original lease periods expiring between 2027 and 2034. Our operating leases include one or more options to renew for up to 14 years. As of June 30, 2021, the weighted average remaining lease term is 8.8 years. The monthly payments for the facility leases escalate over the facility lease term with the exception of a decrease in payments at the beginning of 2022. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
The operating lease costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,874	$1,425	$3,578	$2,850
Variable lease cost (1)	348	272	631	349
Total operating lease costs	$2,222	$1,697	$4,209	$3,199
(1)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.
As of June 30, 2021, maturities of our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2021 remaining six months	$5,555
2022	8,262
2023	8,431
2024	8,685
2025	8,943
2026 and thereafter	26,033
Total operating lease payments	65,909
Less imputed interest (1)	(18,987)
Present value of operating lease payments	$46,922
(1)Our lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of         9.8%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.
Supplemental cash flow information related to the operating leases was as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4,940	$3,363
Right-of-use assets obtained in exchange for operating lease liabilities	$18,511	$—
Leases Not Yet Commenced
ABPS Fill-and-finish Line
In December 2020, we entered into Amendment No.1 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Aji Bio-Pharma Services, a contract development and manufacturing organization (“ABPS”) (the “ABPS Amendment”). The ABPS Amendment contains a lease related to a dedicated fill-and finish-line for the manufacturing of DaxibotulinumtoxinA for Injection because it has an identified asset

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
that is physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. The embedded lease has not yet commenced as of June 30, 2021. The commencement and recognition of the right-of-use lease asset and lease liabilities related to this embedded lease will take place when we have substantively obtained the right of control, which is expected to be in January 2022.
Under the ABPS Amendment, we are subject to minimum purchase obligations of $8 million for the year ending in December 31, 2021, and $30 million for each of the years ending December 31, 2022, 2023 and 2024. Each party has the right to terminate the ABPS Amendment, without cause, with an 18-month written notice to the other party.
LSNE Agreement
In April 2021, we and Lyophilization Services of New England, Inc. (“LSNE”), a contract development and manufacturing services organization, entered into a commercial supply agreement (the “LSNE Agreement”) pursuant to which LSNE would serve as a non-exclusive manufacturer and supplier of our anticipated products currently under development (the “Products”). The initial term of the LSNE Agreement is dependent upon the date of regulatory submission for the applicable Product and may be terminated by either party in accordance with the terms of the LSNE Agreement. The term of the LSNE Agreement may also be extended for one additional three-year term upon mutual agreement of the parties.
The LSNE Agreement contains a lease related to a dedicated fill-and finish-line for the manufacturing of the Products because it has identified assets that are physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity implied from the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line.
The embedded lease has not yet commenced as of June 30, 2021. The commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control, which is currently expected to be in 2022. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the LSNE Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Agreement. Based on our best estimate as of June 30, 2021, our total commitment under the LSNE Agreement will be $4 million for the year ending in December 31, 2021, $20 million for 2022, $13 million for 2023, $18 million for 2024, $25 million for 2025 and $164 million for 2026 and thereafter in aggregate.

9. Convertible Senior Notes
On February 14, 2020, we issued $287.5 million aggregate principal amount of convertible senior notes that are due in 2027 (the “2027 Notes”) pursuant to an indenture, dated February 14, 2020, between Revance and U.S. Bank National Association, as trustee (the “Indenture”). The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. A portion of the net proceeds from the 2027 Notes were used to purchase the capped call transactions described below and the remainder will be used to fund expenses associated with commercial launch activities for both the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection for glabellar lines, research and development, and other corporate activities.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As a result of the early adoption of ASU 2020-06 (Note 1), we reclassified the equity component associated with the 2027 Notes principal and transaction costs from the additional paid-in capital to the convertible senior notes on the condensed consolidated balance sheet. Debt discount was eliminated and the adjustment to the interest expenses was recorded in the accumulated deficit on the condensed consolidated balance sheets.
Interest expense relating to the 2027 Notes in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$1,257	$1,258	$2,515	$1,901
Amortization of debt issuance costs	312	90	622	134
Amortization of debt discount(1)	—	2,909	—	4,370
Total interest expense	$1,569	$4,257	$3,137	$6,405
(1)The effective interest rate on the liability component of the 2027 Notes was 9.5% for the year ended December 31, 2020, which remained unchanged from the issuance date. As of December 31, 2020, the unamortized debt discount was $101.7 million, and will be amortized over 6.1 years. Due to the adoption of ASU 2020-06 (Note 1), debt discount was eliminated on January 1, 2021 therefore we no longer amortize debt discount.
As of June 30, 2021, and December 31, 2020, the convertible senior notes on the condensed consolidated balance sheet represented the carrying amount of the liability component of the 2027 Notes, net of unamortized debt discounts and debt issuance costs (as applicable), which are summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
2027 Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(7,497)	(5,275)
Less: Unamortized debt discount	—	(101,699)
Carrying amount of 2027 Notes	$280,003	$180,526
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria under ASC 815, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of June 30, 2021, and December 31, 2020, we had not purchased any shares under the capped call transactions.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. Stockholders’ Equity and Stock-Based Compensation
2014 Equity Incentive Plan (the “2014 EIP”)
On January 1, 2021, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 2,767,146 shares. For the six months ended June 30, 2021, 583,571 stock options and 1,215,525 restricted stock awards, including 234,350 performance stock awards, were granted under the 2014 EIP. As of June 30, 2021, 2,246,911 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the six months ended June 30, 2021, 104,090 restricted stock awards were granted under the 2014 IN. As of June 30, 2021, 517,137 shares were available for issuance under the 2014 IN.
HintMD Plan
On July 23, 2020, in connection with the HintMD Acquisition, we registered 1,260,946 shares under the Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”). For the six months ended June 30, 2021, no stock options and no restricted stock awards were granted under the HintMD Plan. As of June 30, 2021, 438,552 shares were available for issuance under the HintMD Plan.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2021, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of June 30, 2021, 1,818,238 shares were available for issuance under the 2014 ESPP.
Net Loss per Share
Our basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, which includes the vested restricted stock awards. The diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, underlying shares of convertible senior notes at the initial conversion price, outstanding stock options, unvested restricted stock awards and performance stock awards were excluded from the computation of diluted net loss per share because including them would have been antidilutive.
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented below:

	June 30,
	2021	2020
Convertible senior notes	8,878,938	8,878,938
Outstanding common stock options	4,910,088	5,475,879
Unvested restricted stock awards and performance stock awards	4,146,751	2,966,749

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
For the six months ended June 30, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share resulting in net proceeds of $21.6 million after sales agent commissions and offering costs. No shares of common stock were sold under the 2020 ATM Agreement after the filing of our 2020 Form 10-K filed with the SEC on February 25, 2021. For the year ended December 31, 2020, we sold 2,585,628 shares of common stock under the 2020 ATM Agreement at a weighted average price of $27.18 per share resulting in net proceeds of $68.2 million after sales agent commissions and offering costs.
As of June 30, 2021, we had $32.6 million available under the 2020 ATM Agreement.
Stock-based Compensation
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative	$7,288	$4,769	$14,569	$8,871
Research and development	4,080	2,584	7,406	5,026
Total stock based compensation expense	$11,368	$7,353	$21,975	$13,897

11. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	June 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$162,052	$162,052	$—	$—
Commercial paper	146,859	—	146,859	—
Corporate bonds	21,803	—	21,803	—
Total assets measured at fair value	$330,714	$162,052	$168,662	$—

Liabilities
Derivative liability	$3,159	$—	$—	$3,159
Total liabilities measured at fair value	$3,159	$—	$—	$3,159

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
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2020	$3,081
Change in fair value	78
Fair value as of June 30, 2021	$3,159
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
The fair value of the 2027 Notes (Note 9) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes for disclosure purposes only. As of June 30, 2021, and December 31, 2020 the fair value of the 2027 Notes was $337.6 million and $326.2 million respectively.

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

Other Commitments
Our commitment under the ABPS Amendment and the LSNE Agreement were discussed in Note 8—Leases.
Other Contingencies
We are obligated to make a $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”) upon achievement of a certain regulatory milestone. As of June 30, 2021, the milestone had not been achieved. We are also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
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
For the six months ended June 30, 2021, no amounts associated with the indemnification agreements have been recorded.

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
Service Segment
Our Service Segment refers to the business of payment facilitation, integrated smart payment, subscription and other value-added services through the Fintech Platform.
Corporate and other expenses include operating expense related to general and administrative expenses, depreciation and amortization, stock-based compensation, in-process research and development and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. Intersegment revenue was $0.4 million for both of the three and six months ended June 30, 2021. There was no intersegment revenue for the three and six months ended June 30, 2020.
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Product Segment	$18,433	$299	$31,591	$357
Service Segment	724	—	865	—
Intersegment elimination	(353)	—	(353)	—
Total revenue	$18,804	$299	$32,103	$357

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Loss from operations:
Product Segment	$(35,399)	$(34,500)	$(72,684)	$(78,967)
Service Segment	(4,048)	—	(8,023)	—
Corporate and other expenses	(30,890)	(22,605)	(59,642)	(39,098)
Total loss from operations	$(70,337)	$(57,105)	$(140,349)	$(118,065)
We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

14. Subsequent Event
Nashville Lease Expansion Premises
In November 2020, we entered into a non-cancelable operating lease for an office space in Nashville, Tennessee (the “Nashville Lease”), which commenced and was recognized on the condensed consolidated balance sheets in June 2021. In July 2021, we entered into the Second Amendment to the Nashville Lease, which provides for the expansion of the initial premises to include an additional 30,591 square feet (the “Expansion Premises”) with an expected term to 2034. The lease commencement date of the Expansion Premises has not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work, which is currently expected in late 2022. The monthly base rent payments for the lease escalate over the term. The total undiscounted basic rent payments determinable for the Expansion Premises are approximately $16 million.

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
This Report including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q (this “Report”) and the documents incorporated by reference herein, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, market demand, conditions and trends relevant to our business, milestone expectations, and expected cash runway; our future responses to and the effects of the COVID-19 pandemic; ability to obtain, and the timing relating to, regulatory submissions, meetings and approvals with respect to our drug product candidates, including with respect to the anticipated approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and RHA® 1; the outcome of the U.S. Food and Drug Administration's (the “FDA”) inspection of the Company’s Northern California manufacturing facility; our ability to integrate, expand and achieve the anticipated benefits of the HintMD Platform and the next-generation HintMD Platform (the “Next-generation Platform”, and together with the HintMD Platform, the “Fintech Platform”); the timing of the release of, and our expectations regarding, the Next-generation Platform, including its profitability; the process of, and ability to complete, the current and anticipated future clinical development of our product candidates including the outcome of such clinical studies and trials; development of an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace; our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection; our business strategy; our ability to build our own sales and marketing capabilities; our plans and prospects, including our commercialization plans and ability to commercialize Teoxane SA’s (“Teoxane”) line of Resilient Hyaluronic Acid® dermal fillers and DaxibotulinumtoxinA for Injection; and the potential benefits of our drug product candidates and our technologies are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Report.
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
•Our success as a company is substantially dependent on the clinical and commercial success of our product candidate, DaxibotulinumtoxinA for Injection, and RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds (collectively, the “RHA® Collection of dermal fillers”); RHA® 1, for which FDA approval is targeted for the second half of 2021 for the treatment of perioral rhytids (lip lines), and is currently in ongoing clinical trials; and future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® Pipeline Products”). Our ability to finance our business and generate revenue depends on the successful development, regulatory approval and commercialization of these product candidates, an onabotulinumtoxinA biosimilar or any future product candidates. If we experience delays or are unable to successfully complete the development or regulatory approval process or commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.
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
•If we do not effectively manage our expanded operations in connection with our recent acquisition of HintMD, or if we are not able to achieve market acceptance of the Fintech Platform, then we may not achieve the anticipated benefits or recoup the substantial expense incurred in connection with the acquisition.
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
•We have incurred significant losses since our inception and we anticipate that these losses will continue for the foreseeable future as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection and continue to commercialize the RHA® Collection of dermal fillers and the Fintech Platform. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
•If our efforts to protect our intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, any future product candidates, including an onabotulinumtoxinA biosimilar, or the Fintech Platform are not adequate, we may not be able to compete effectively. Additionally, we may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.
•If product liability lawsuits are brought against us and we cannot successfully defend ourselves, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.

Overview
Revance is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing U.S. regulatory approval. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar lines, forehead lines and crow’s feet, as well as in two therapeutic indications - cervical dystonia and adult upper limb spasticity. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to the RHA® Collection of dermal fillers, the first and only range of the FDA-approved fillers for correction of dynamic facial wrinkles and folds, and the HintMD fintech platform, which includes integrated smart payment, subscription and loyalty digital services. We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
Impact of the COVID-19 Pandemic on Our Operations
The COVID-19 pandemic caused general business disruption worldwide beginning in January 2020. In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Certain manufacturing, quality and laboratory-based employees have continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and are working towards transitioning employees back on-site in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, if the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations, which could disrupt our clinical trials and sales activities.
The COVID-19 pandemic has and may continue to negatively affect our ability to obtain approval of product candidates from the FDA or other regulatory authorities, supply chain, end user demand for our products and commercialization activities. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA initiated the pre-approval inspection of our manufacturing facility in June 2021. However, we cannot be certain of how quickly or successfully the regulatory approval process will move following inspection.
The product supply of the RHA® Collection of dermal fillers was delayed by distribution partner Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution surrounding the COVID-19 pandemic in early 2020. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, our initial product launch of the RHA® Collection of dermal fillers was delayed by one quarter to September 2020. In addition, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for the production of our products. We have taken steps to build sufficient levels of inventory to help mitigate potential future supply chain disruptions.
Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. The COVID-19 pandemic has and may further delay enrollment in and the progress of our current and future clinical trials. Even as restrictions have been lifted in many jurisdictions and vaccines are widely available in the United States and certain other countries, the COVID-19 pandemic may continue to result in government imposed quarantines and consume hospital resources, especially if infection rates rise or more contagious variants spread. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 pandemic. The trial was originally designed to include 128 subjects. Due to the COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, in June 2020, we announced the decision to end screening and complete the JUNIPER trial with the 83 patients enrolled to date. We released topline results from the Phase 2 study in February 2021, which informed our dosing strategy for the Phase 3 program.
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
Fintech Platform
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), and HintMD became a wholly owned subsidiary of Revance. HintMD operates the HintMD Platform, which is a payment solution and practice management tool for medical aesthetic practices. In April 2021, HintMD completed the integration of the payment facilitator (“PayFac”) functionality and launched the next-generation HintMD Platform (the “Next-generation Platform”, and together with the HintMD Platform, the “Fintech Platform”) in beta form to select customers. Current HintMD Platform customers will be transitioned to the Next-generation Platform over time.
Recent Developments
At-The-Market Offering
For the six months ended June 30, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share resulting in net proceeds of $21.6 million after sales agent commissions and offering costs. No shares of common stock were sold under the 2020 ATM Agreement after the filing of our 2020 Form 10-K filed with the SEC on February 25, 2021.
RHA® Technology and Launch
We launched the RHA® Collection of dermal fillers in 2020, and we recognized $17.0 million in product revenue, and $5.4 million in cost of product revenue (exclusive of amortization) for the three months ended June 30, 2021, and $28.7 million in product revenue and $9.6 million in cost of product revenue (exclusive of amortization) for the six months ended June 30, 2021.

Results of Operations
As a result of the HintMD Acquisition in July 2020, we have two reportable segments: the Product Segment and the Service Segment. Our Product Segment refers to the business that includes the research and development of innovative aesthetic and therapeutic products, including DaxibotulinumtoxinA for Injection for various indications, the U.S. distribution of the RHA® Collection of dermal fillers, and the onabotulinumtoxinA biosimilar program in partnership with Viatris. Both product and collaboration revenues and related expenses are included in the Product Segment. Our Service Segment refers to the business of the Fintech Platform described previously.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Product revenue	$17,039	$49	N/M	$28,686	$49	N/M
Collaboration revenue	1,394	250	458%	2,905	308	843%
Service revenue	371	—	N/M	$512	—	N/M
Total revenue	$18,804	$299	6,189%	$32,103	$357	8,892%
N/M - Percentage not meaningful
Product Revenue
We have only generated product revenue from the sale of the RHA® Collection of dermal fillers, which initial sale took place in June 2020.
For the three and six months ended June 30, 2021, our product revenue increased due to full quarters of sales of the RHA® Collection of dermal fillers for the three months ended March 31, 2021 and June 30, 2021 in comparison to a partial quarter of sales for the three months ended June 30, 2020, which sales were related to the PrevU program, a pre-launch promotional program of the RHA® Collection of dermal fillers for select practices.
Collaboration Revenue
We are in the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work, followed by an anticipated filing of an Investigational New Drug Application with the FDA in 2022.
For the three and six months ended June 30, 2021, our collaboration revenue increased compared to the same periods in 2020, due to development activities from the Viatris Collaboration.
Service Revenue
Our service revenue is generated from the Fintech Platform, which earns revenues through payment processing fees, generally net of costs, and value-added services. In our HintMD Platform service offerings, we generally recognize service revenue net of costs as an accounting agent. Service revenue and related costs recognized from the Next-generation Platform are presented gross on the condensed consolidated statements of operations and comprehensive loss.
We did not begin to recognize service revenue until the completion of the HintMD Acquisition in July 2020. We expect service revenue to increase in the future as we expand the general availability of the Next-generation Platform for existing and new customers over time.

Operating Expenses

	Three Months Ended March 31,			Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$5,409	$21	N/M	$9,626	$21	N/M
Cost of service revenue (exclusive of amortization)	17	—	N/M	17	—	N/M
Selling, general and administrative	50,598	29,606	71%	99,603	50,830	96%
Research and development	29,441	27,103	9%	56,692	66,897	(15)%
Amortization	3,676	674	445%	6,514	674	866%
Total operating expenses	$89,141	$57,404	55%	$172,452	$118,422	46%
N/M - Percentage not meaningful
Our operating expenses consist of costs of product revenue (exclusive of amortization), cost of service revenue (exclusive of amortization), selling, general and administrative expenses, research and development expenses, and amortization. The largest component of our operating expenses is our personnel costs, including stock-based compensation, which is a subset of our selling, general and administrative and research and development expenses. We expect our operating expenses to increase in the near term as we increase sales and marketing activities for the RHA® Collection of dermal fillers and the Fintech Platform, account for the full year impact of an expanded organization related to the HintMD Acquisition and the hiring of additional members of our sales force, and other actions taken to prepare for the commercialization of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines if our BLA is approved in 2021. We also expect our operating expenses related to research and development to decrease in the near term as we complete existing clinical trials and associated programs related to DaxibotulinumtoxinA for Injection for certain indications. However, these expenses may increase to the extent we conduct clinical trials for additional indications and depending on the need for additional clinical trials for the current indications we are pursuing.
Cost of Product Revenue (exclusive of amortization)
Cost of product revenue (exclusive of amortization) primarily consists of the cost of inventory and distribution expenses related to the RHA® Collection of dermal fillers. We did not incur cost of product revenue (exclusive of amortization) until the first delivery of the RHA® Collection of dermal fillers in June 2020.
For the three and six months ended June 30, 2021, our cost of product revenue (exclusive of amortization) increased compared to the same periods in 2020 due to full quarters of sales of the RHA® Collection of dermal fillers for the three months ended March 31, 2021 and June 30, 2021 in comparison to a partial quarter of sales for the three months ended June 30, 2020, which sales were related to the PrevU program, a pre-launch promotional program of the RHA® Collection of dermal fillers for select practices.
Cost of Service Revenue (exclusive of amortization)
For the three months ended June 30, 2021, cost of service revenue (exclusive of amortization) consists of interchange and various fees from the beta launch of the Next-generation Platform and other miscellaneous fulfillment costs related to the HintMD Platform.
For the three and six months ended June 30, 2021, such costs for the HintMD Platform were minimal, and we did not incur such costs prior to the completion of the HintMD Acquisition in July 2020. We expect the cost of service revenue (exclusive of amortization) to increase in the future as we expand the general availability of the Next-generation Platform for existing and new customers over time and due to the change to the gross accounting presentation of revenue and costs associated with the Next-generation Platform, which operates as a PayFac.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the following:

•Costs of sales and marketing activities and sales force compensation related to the RHA® Collection of dermal fillers and the Fintech Platform;
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
We expect that our selling, general and administrative expenses will increase as we increase our sales and marketing activities in connection with the potential commercial launch of DaxibotulinumtoxinA for Injection.
Our selling, general and administration expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$42,391	$24,601	72%	$83,183	$41,480	101%
Stock-based compensation	7,288	4,769	53%	14,569	8,871	64%
Depreciation and amortization	919	236	289%	1,851	479	286%
Total selling, general and administrative expenses	$50,598	$29,606	71%	$99,603	$50,830	96%

Selling, general and administrative expenses before stock-based compensation
For the three months ended June 30, 2021, selling, general and administrative expenses increased by $17.8 million, or 72% compared to the same period in 2020. Of the total increase, $16.8 million is attributed to sales and marketing expenses in the Product Segment and $0.7 million is attributed to sales and marketing expenses in the Service Segment. For the six months ended June 30, 2021, selling, general and administrative expenses increased by $41.7 million, or 101% compared to the same period in 2020. Of the total increase, $33.9 million is attributed to sales and marketing expenses in the Product Segment and $2.8 million is attributed to sales and marketing expenses in the Service Segment.
The increases in the Product Segment were primarily related to the promotional, professional education, and sales and marketing activities for the RHA® Collection of dermal fillers and pre-commercial activities for DaxibotulinumtoxinA for Injection. The remaining increases were attributed to general and administrative expenses, which were primarily related to increased compensation costs from onboarded HintMD team members and other personnel and costs related to investment in information technology infrastructure and administrative functions to support our continued growth as a commercial company with an expanding portfolio of products and services.
If DaxibotulinumtoxinA for Injection is approved for the treatment of glabellar lines, we expect selling, general and administrative expenses to increase as we prepare for commercial activities.
Stock-based compensation
For the three months ended June 30, 2021, stock-based compensation included in selling, general and administrative expenses increased by $2.5 million, or 53% compared to the same period in 2020. For the six months ended June 30, 2021, stock-based compensation included in selling, general and administrative expenses increased by $5.7 million, or 64%

compared to the same period in 2020. The increases were primarily due to more stock award grants related to increased employee headcount in selling, general and administrative functions.
Research and Development Expenses
In the Product Segment, we do not believe that allocation of all costs by product candidate would be meaningful; therefore, we generally do not track these costs by product candidates unless contractually required by our business partners. In the Service Segment, our research and development expenses relate to the development and introduction of new functionalities and features of the Next-generation Platform that are not subjected to capitalization.
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
•expenses related to the development of new features and functionalities of the Next-generation Platform and services that are not subjected to capitalization;
•depreciation and other allocated expenses; and
•charges from the RHA® Collection of dermal fillers asset acquisition related to in-process research and development.

Our research and development expenses are subject to numerous uncertainties primarily related to the timing and cost needed to complete our respective projects. In our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development costs to decrease overall in the near term primarily due to the impact of capitalizing inventory costs of DaxibotulinumtoxinA for Injection, if approved. Other factors contributing to the anticipated decrease include the completion of our existing clinical development of DaxibotulinumtoxinA for Injection for various indications, offset by collaboration activities related to developing an onabotulinumtoxinA biosimilar, continued product development related to the Next-generation Platform not subjected to software capitalization, and certain shared development costs with Teoxane related to future dermal filler innovations and indications. However, these expenses may increase to the extent we conduct clinical trials for additional indications and depending on the need for additional clinical trials for the current indications we are pursuing.
Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.
Our research and development expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Manufacturing and quality	$11,517	$9,010	28%	$21,595	$17,987	20%
Clinical and regulatory	6,315	12,860	(51)%	14,379	27,519	(48)%
Other research and development expenses	3,068	2,146	43%	6,299	4,182	51%
Platform and software development	4,013	—	N/M	6,094	—	N/M
Stock-based compensation	4,080	2,584	58%	7,406	5,026	47%
Depreciation and amortization	448	503	(11)%	919	999	(8)%
In-process research and development	—	—	N/M	—	11,184	N/M
Total research and development expenses	$29,441	$27,103	9%	$56,692	$66,897	(15)%
N/M - Not meaningful
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs, and pre-approval manufacturing of drug products used in our research and development of DaxibotulinumtoxinA for Injection or for anticipated commercial launch. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our products to support quality control and assurance activities. For the three months ended June 30, 2021 and 2020, manufacturing and quality expenses were $11.5 million, or 39%, and $9.0 million, or 33% respectively, of the total research and development expenses for the respective periods. For the six months ended June 30, 2021 and 2020, manufacturing and quality expenses were $21.6 million, or 38%, and $18.0 million, or 27%, respectively, of the total research and development expenses for the respective periods.
For the three months ended June 30, 2021, manufacturing and quality expenses increased by $2.5 million, or 28%, compared to the same period in 2020. For the six months ended June 30, 2021, manufacturing and quality expenses increased by $3.6 million, or 20% compared to the same period in 2020. The increases were primarily due to increased expenses related to pre-commercial manufacturing and quality activities, including hiring additional personnel in anticipation and support of FDA inspections and the approval process of DaxibotulinumtoxinA for Injection. We expect that our manufacturing and quality expenses will continue to increase to prepare for the potential launch of DaxibotulinumtoxinA for Injection if approved; however, certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs if approval of DaxibotulinumtoxinA for Injection is obtained.
Clinical and regulatory
Clinical and regulatory expenses include costs related to personnel, external clinical sites for clinical trials, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the clinical development of DaxibotulinumtoxinA for Injection. For the three months ended June 30, 2021 and 2020, clinical and regulatory costs totaled $6.3 million, or 21%, and $12.9 million, or 47%, respectively, of the total research and development expenses for the respective periods. For the six months ended June 30, 2021 and 2020, clinical and regulatory costs totaled $14.4 million, or 25%, and $27.5 million, or 41%, respectively, of the total research and development expenses for the respective periods.
For the three months ended June 30, 2021, clinical and regulatory expenses decreased by $6.5 million, or 51% compared to the same periods in 2020. For the six months ended June 30, 2021, manufacturing and quality expenses decreased by $13.1 million, or 48% compared to the same period in 2020. The decreases were primarily as a result of the completion of multiple clinical trials in 2020, offset by ongoing BLA regulatory support. We expect clinical and regulatory expenses to decrease in the near term because we completed our existing clinical development of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, forehead lines, lateral canthal lines (“LCL” or “crow’s feet”) and have completed clinical trials for cervical dystonia and adult upper limb spasticity. However, these expenses may increase to the extent we conduct clinical trials for additional indications and depending on the need for additional clinical trials for the current indications we are pursuing.
Other research and development expenses
Other research and development expenses include expenses for personnel, contract research organizations, consultants, and supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar. For the three months ended June 30, 2021 and 2020, other research and development expenses were $3.1 million, or 10%, and $2.1 million, or 8%, respectively, of the total research and development expenses for the respective periods.
For the three months ended June 30, 2021, other research and development expenses increased by $0.9 million, or 43% compared to the same period in 2020. For the six months ended June 30, 2021, other research and development expenses increased by $2.1 million, or 51% compared to the same period in 2020. The increases were primarily due to additional activities related to the onabotulinumtoxinA biosimilar program.
Platform and software development
Platform and software development include expenses associated with research and development activities in the Service Segment, which represent primarily the costs of developing new functionality or features of the Next-generation Platform that are not subject to capitalization. For the three and six months ended June 30, 2021, platform and software development expenses were $4.0 million, or 14%, and $6.1 million, or 11%, respectively, of the total research and development expenses. We did not have any platform and software development expenses prior to the HintMD Acquisition in July 2020.
Stock-based compensation
For the three months ended June 30, 2021, stock-based compensation included in research and development expenses increased by $1.5 million, or 58%, compared to the same period in 2020. For the six months ended June 30, 2021, stock-based compensation included in research and development expenses increased by $2.4 million, or 47%, compared to the same period in 2020. The increases were primarily due to more stock award grants related to increased employee headcount in research and development related functions.

In-process research and development
In connection with the Teoxane Agreement entered into in January 2020, $11.2 million of the aggregate purchase consideration was recognized as in-process research and development expense in the first quarter of 2020, which was related to certain products and indications not approved by the FDA. This was a one-time non-recurring charge.
Amortization
For the three months ended June 30, 2021, amortization increased by $3.0 million, or 445% compared to the same period in 2020. For the six months ended June 30, 2021, amortization increased by $5.8 million, or 866%, compared to the same period in 2020. The increases were due to the amortization of distribution rights from the Teoxane Agreement beginning in the second quarter of 2020, the amortization of developed technology resulting from the HintMD Acquisition beginning in the third quarter of 2020. Additionally, in the second quarter of 2021, the in-process research and development assets and the platform software were placed in service. As a result, we started to record amortization expense related to these assets. We expect such expense to increase due to a full year of amortization associated with intangible assets acquired in the HintMD Acquisition.
Net Non-Operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Interest income	$85	$964	(91)%	$182	$2,455	(93)%
Interest expense	(1,569)	(4,256)	(63)%	(3,129)	(6,404)	(51)%
Change in fair value of derivative liability	(19)	(59)	(68)%	(78)	(149)	(48)%
Other expense, net	(357)	(134)	166%	(462)	(260)	78%
Total net non-operating expense	$(1,860)	$(3,485)	(47)%	$(3,487)	$(4,358)	(20)%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense primarily includes cash and non-cash components from the 2027 Notes. The cash component of the interest expense represents the contractual interest charges. In 2020, the non-cash component of the interest expense represents the amortization of debt discount and issuance costs for our 2027 Notes. In 2021, due to adoption of ASU 2020-06, the non-cash component of the interest expense represents only the amortization of debt issuance costs for our 2027 Notes. For the three months ended June 30, 2021, interest expense decreased by $2.7 million, or 63% compared to the same period in 2020. For the six months ended June 30, 2021, interest expense decreased by $3.3 million, or 51% compared to the same period in 2020. The decreases were primarily due to the elimination of the amortization of the debt discount for our 2027 Notes.
Change in Fair Value of Derivative Liability
The derivative liability on our condensed consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of derivative liability until paid.

Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020	Decrease
Cash, cash equivalents, and short-term investments	$336,296	$436,505	$(100,209)
Working capital	$296,356	$389,039	$(92,683)
Stockholders’ equity	$186,235	$374,290	$(188,055)

Sources and Uses of Cash
We hold our cash, cash equivalents, and short-term investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for certain lower-risk holdings such as, but not limited to, money market accounts, commercial paper, and corporate bonds. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and short-term investments of $336.3 million and $436.5 million, respectively, which represented an decrease of $100.2 million. The decrease was primarily due to cash used in operating activities of $123.8 million, purchase of property and equipment of $5.0 million, net settlement of restricted stock awards for employee taxes of $4.3 million, finance lease prepayments of $3.5 million, and payments of offering costs of $0.2 million. These decreases were primarily offset by the issuance of shares of our common stock in connection with the at-the-market offering program, net of commissions, of $21.7 million, and the proceeds from the exercise of stock options and the purchase of shares of our common stock under the 2014 ESPP of $14.7 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(123,760)	$(60,502)
Investing activities	$(74,113)	$(11,674)
Financing activities	$31,956	$264,847

Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by personnel, manufacturing and facility costs, research and development, pre-commercial activities, and sales and marketing activities, offset by cash generated from our product and service revenue. The changes in net cash used in operating activities are primarily related to our adjusted net loss and working capital fluctuations, which are variable. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel, manufacturing, regulatory, sales and marketing, and research and development activities as our business grows.
For the six months ended June 30, 2021, net cash used in operating activities was $123.8 million, which was primarily due to personnel and compensation costs of approximately $66 million; professional services and consulting fees of approximately $53 million; rent, supplies and utilities expenses of approximately $21 million; clinical trials expenses of approximately $6.5 million; legal and other administrative expense of approximately $9 million; and the 2027 Notes interest paid of approximately $2.3 million, offset by approximately $34 million from product and service revenue.
For the six months ended June 30, 2020, net cash used in operating activities was $60.5 million, which was primarily due to personnel and compensation costs of approximately $28 million; professional services and consulting fees of approximately $29 million; clinical trials expenses of approximately $22 million; rent, supplies and utilities expenses of approximately $7.5 million; and legal and other expenditure of approximately $2 million; offset by a $30 million payment received from Viatris, $2.5 million in interest income from our cash, cash equivalent and short-term investments, and $0.9 million milestone payment received from Fosun.
Cash Flows from Investing Activities
For the six months ended June 30, 2021 and 2020, net cash used in investing activities was primarily due to fluctuations in the timing of purchases, sale and maturities of investments, purchases of property and equipment, prepayments for a finance lease, and the purchase of intangible assets in 2020.
Cash Flows from Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities was driven by the at-the-market offering program, net of commissions, and proceeds from the exercise of stock options and common stock warrants. The inflows were offset by the net settlement of restricted stock awards for employee taxes and payments of offering costs. For the six months ended June 30, 2020, net cash provided by financing activities was driven by proceeds from issuance of the 2027 Notes (as described below), proceeds from the issuance of common stock in connection with the offering (as described below), net of commissions and discount, and proceeds from the exercise of stock options, common stock warrants, and employee stock purchase plan. The inflows were offset by payment of capped call transactions, payments of offering costs and convertible senior notes transaction costs, and net settlement of restricted stock awards for employee taxes.
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
At-The-Market Offering
For the six months ended June 30, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share resulting in net proceeds of $21.6 million after sales agent commissions and offering costs. No shares of common stock were sold under the 2020 ATM Agreement after the filing of our 2020 Form 10-K filed with the SEC on February 25, 2021. As of June 30, 2021, we had $32.6 million available under the 2020 ATM Agreement.
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
Common Stock and Common Stock Equivalents
As of July 28, 2021, outstanding shares of common stock were 71,829,718, outstanding stock options were 4,900,282, unvested restricted stock awards and performance stock awards were 4,146,290, and underlying shares convertible from the 2027 Notes is 8.9 million at the initial conversion price.

Operating and Capital Expenditure Requirements
We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect to make additional capital outlays, which will increase operating expenditures over the next several years to support the completion of clinical trials and associated programs relating to DaxibotulinumtoxinA for Injection for various indications, an onabotulinumtoxinA biosimilar, our investment in future innovations in the RHA® Pipeline Products, the procurement of regulatory approval for DaxibotulinumtoxinA for Injection for various indications and an onabotulinumtoxinA biosimilar, preparation for and, if approved, commercialization for DaxibotulinumtoxinA for Injection, internal and external manufacturing capabilities, the sale of the RHA® Collection of dermal fillers in the U.S. and the completion of the integration of HintMD and the development and commercialization of the Next-generation Platform. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months following the filing of this Report. However, we may need to raise substantial additional financing in the future to fund our operations. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned. For example, if the FDA does not approve our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines on a timely basis or at all, it may take longer than anticipated to generate revenue sufficient to fund our operations. In order to meet additional cash requirements, we may seek to sell additional equity or debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. In addition, uncertain market conditions, including as a result of the ongoing COVID-19 pandemic, may limit our ability to access capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials and research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, an onabotulinumtoxinA biosimilar and any future product candidates, and the development and commercialization of the Fintech Platform, or scale back the establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our services and product candidates, if we obtain marketing approval. Further, if adequate funds are not available to us on a timely basis, or at all, we may be required to curtail integration of and execution of operational strategies related to the Fintech Platform. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.
Please read Part II, Item 1A. “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Estimates
For the six months ended June 30, 2021, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2021, from those as of December 31, 2020 as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021.
LSNE Agreement
In April 2021, we and LSNE entered into a commercial supply agreement (the “LSNE Agreement”) pursuant to which LSNE would serve as a non-exclusive manufacturer and supplier of our anticipated products currently under development (the “Products”). The LSNE Agreement provides us with an additional source of drug manufacturing to support clinical development and commercialization of the Products to potentially mitigate supply chain risk. Pursuant to the LSNE Agreement, we will be responsible for certain costs associated with the design, equipment procurement and validation and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Agreement. Based on our best estimate as of June 30, 2021, the total commitment under the LSNE Agreement will be $4 million for the remaining six months of 2021, $20 million for 2022, $13 million for 2023, $18 million for 2024, $25 million for 2025 and $164 million for 2026 and thereafter. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 8—Leases” for details of the LSNE Agreement.

The initial term of the LSNE Agreement is dependent upon the date of regulatory submission for the applicable Product and may be terminated by either party in accordance with the terms of the LSNE Agreement. The term of the LSNE Agreement may also be extended by mutual agreement of the parties.
Nashville Lease Expansion Premises

In July 2021, we entered into the Second Amendment to the Nashville Lease, which provides us the Expansion Premises with an expected term to 2034. The total undiscounted base rent payments determinable are approximately $16 million. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 14—Subsequent Events” for details of the Nashville Lease Expansion Premises.

Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Report.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the six months ended June 30, 2021, our exposure to market risk did not change materially from what was disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

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
Changes in Internal Control over Financial Reporting
For the three months ended June 30, 2021, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates.*
To date, we have invested substantial efforts and financial resources in the research and development of neuromodulator product candidates. Our success as a company is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection. In December 2018, we completed Phase 3 clinical development for DaxibotulinumtoxinA for Injection in North America for the treatment of glabellar lines. Although we have successfully completed the Phase 3 clinical development program and the FDA has initiated its pre-approval inspection of our manufacturing facility, we have not received FDA approval for DaxibotulinumtoxinA for Injection in glabellar lines and the timing to receive FDA approval, if at all, is uncertain.
We submitted the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines in November 2019, which was accepted by the FDA on February 5, 2020, and the PDUFA target action date was initially set for November 25, 2020. On November 24, 2020, the FDA deferred its decision on the BLA. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA initiated its pre-approval inspection of our manufacturing facility in June 2021. We cannot be certain of how quickly or successfully the regulatory approval process will move following inspection. A continuing delay in obtaining FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines would delay commercialization and could adversely impact our results of operations and financial condition. Further, failure to obtain FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines due to issues with the FDA’s inspection of our manufacturing facility or for any other reason would adversely impact our results of operations and financial condition.
We also have completed and have ongoing clinical trials evaluating DaxibotulinumtoxinA for Injection for other indications. Our clinical trials may not have an effective design or generate positive results. For example, in November 2020, we released topline results from the Phase 2 study of DaxibotulinumtoxinA for Injection for the management of plantar fasciitis. The results of this study did demonstrate pain relief on the NPRS that was numerically greater from baseline than placebo. However, neither dose used in the study met the primary efficacy endpoint of statistically significant improvement from baseline compared to placebo. As a result, we are not currently pursuing the plantar fasciitis indication, and we will focus our efforts on indications for muscle movement and pain disorder indications where the use of neuromodulators is well-

established. In addition, in February 2021, we announced topline data from the JUNIPER Phase 2 trial. The JUNIPER Phase 2 trial achieved one co-primary endpoint, which evaluated the change in the MAS score from baseline, with demonstration of a statistically significant treatment benefit in the 500 unit treatment group compared with placebo. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved. Although we believe the JUNIPER Phase 2 trial provided sufficient data to inform our dosing strategy and design for a successful Phase 3 program, we cannot guarantee that the results of the Phase 3 program will meet the level of efficacy and safety required by the FDA for approval.
Our near-term prospects, including our ability to finance our business and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, including the receipt of FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar product candidate and any future product candidates. The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:
•delays in the FDA’s approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including as a result of observations made by the FDA during the site inspection, delays caused by the COVID-19 pandemic or other reasons;
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
•register as the initial importer of the RHA® Collection of dermal fillers with the FDA and obtain necessary state prescription medical device distribution permits and hire and operationalize complaint and medical device vigilance services in support of the RHA® Collection of dermal fillers; and
•maintain our arrangements with third party logistics providers to distribute the RHA® Collection of dermal fillers to customers.
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
•the safety, efficacy and duration of the product as compared to existing and future therapies;
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
Any failure by our product candidates or the RHA® Pipeline Products that obtain regulatory approval to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.
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
The regulatory approval process is highly uncertain and we or any collaboration partner may not obtain regulatory approval for the commercialization of DaxibotulinumtoxinA for Injection, RHA® 1 or any future product candidates.*
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market DaxibotulinumtoxinA for Injection or any future product candidates in the U.S. until we receive approval of a BLA from the FDA. Even though filed with the FDA, our BLA may receive a Complete Response Letter or another response from the FDA identifying deficiencies that must be addressed, rather than an approval. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. Although Teoxane has received PMA approval for the RHA® Collection of dermal fillers, it must obtain PMA approval by the FDA for RHA® 1.
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
The COVID-19 pandemic has affected the business of the FDA and other health authorities. In March 2020, the FDA announced the postponement of most foreign inspections due to the global impact of COVID-19 and, in July 2020, only restarted domestic inspections on a risk-based prioritization basis, and foreign inspections on a mission-critical basis. In May 2021, the FDA released a report highlighting possible scenarios for transitioning to standard operational levels of inspection activities. However, given the continued uncertainty of the trajectory of the ongoing COVID-19 pandemic, we cannot be certain of when standard operations will resume and whether the inspection process will take longer than pre-COVID-19 inspections. If another government shutdown or other disruption to the normal functioning of government agencies occurs as a result of the COVID-19 pandemic or other reasons, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business or prospects. For instance, interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the BLA approval for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines. In addition, the COVID-19 pandemic has generally diverted healthcare resources away from the conduct of clinical trials and may cause delays or difficulties in clinical site initiation and site inspection, including difficulties in recruiting clinical site investigators and clinical site staff. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates or the raw materials used in the manufacture of our product candidates. For instance, delays in FDA operations have impacted the approval timeline for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines and may affect the approval timeline for DaxibotulinumtoxinA for Injection in other indications or other product candidates.
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
We may fail to realize the benefits expected from the HintMD Acquisition or those benefits may take longer to realize than expected.*
On July 23, 2020, we completed the HintMD Acquisition. The anticipated benefits we expect from the HintMD Acquisition are based on projections and assumptions about our combined businesses with HintMD, which may not materialize as expected or which may prove to be inaccurate. In addition, we may not realize the anticipated benefits within the anticipated time frame, or at all, if the integration process takes longer than expected or is more costly than expected. Achieving the benefits of the HintMD Acquisition will depend, in part, on our ability to complete the integration of the business, operations and services of HintMD successfully and efficiently with our business and the commercial acceptance of the Fintech Platform. The challenges involved in the completion of the integration and commercial success of the Fintech Platform, which will be complex and time-consuming, include the following:
•significant issues with the acquired technology, security, product architecture and legal, regulatory and contractual compliance, among other matters that our due diligence process may have failed to identify;
•difficulties entering new markets and integrating new technologies in which we had no or limited direct experience prior to the HintMD Acquisition;
•our ability to comply with new and complex regulatory regimes and compliance standards applicable to the Fintech Platform;
•HintMD’s ability to successfully launch the Next-generation Platform at scale;
•technical or other difficulties faced by our aesthetic practice customers when using the Fintech Platform, which may negatively impact our existing or future customer relationships;
•limiting exposure to data and security breaches of consumer personal information used by the Fintech Platform;

•retaining and managing existing relationships with HintMD’s customer base;
•developing new product features for the Fintech Platform;
•expanding sales and marketing efforts to effectively position the Fintech Platform and expand the HintMD customer base;
•the Fintech Platform’'s ability to create loyalty between physicians and their patients through repeated aesthetic treatments and increase the number of aesthetic procedures performed, including with products we offer;
•entry of competitors to the market, including those with greater resources, experience and name recognition; the timing of development and release of new products, features and functionality and pricing by competitors; our ability to adapt to technological advancement in comparison to our competitors;
•changes in user preferences and growth or contraction in the addressable market;
•the increased scale and complexity of our operations resulting from the HintMD Acquisition;
•retaining our key employees and key employees of HintMD; and
•minimizing the diversion of management’s attention from other important business objectives.
Further, the HintMD Acquisition has increased the size and scope of our business beyond the previous size and scope of either our or HintMD’s previous businesses. Our future success depends, in part, upon our ability to manage our expanded and distinct business segments, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs, regulatory requirements and complexity. We have also incorporated as a part of our commercial strategy leveraging the Fintech Platform to build a prestige aesthetics category and grow our U.S. aesthetics market opportunity. If we do not successfully manage these issues and other challenges inherent in integrating and expanding an acquired business of the size and complexity of HintMD, then we may need to alter our commercial strategy, we may not achieve the anticipated benefits of the HintMD Acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected.
The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.*
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the ongoing COVID-19 pandemic. An epidemic, pandemic, outbreak or other public health crisis could cause delays in regulatory approvals needed to commercialize our product candidates or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all. The risk of a continued pandemic, or public perception of the risk, could cause customers to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Certain of these risks have materialized in connection with the COVID-19 pandemic. On November 24, 2020, the FDA deferred its decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar lines. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Newark, California due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA initiated its pre-approval inspection of our manufacturing facility in June 2021. We cannot be certain of how quickly or successfully the regulatory approval process will move following inspection. In addition, in March 2020 we paused enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial, and ultimately enrolled fewer subjects, due to challenges related to the COVID-19 environment. We are unable to predict whether similar delays will occur or whether such delays will delay regulatory approvals.
Many HintMD physician customers temporarily closed their offices and stopped performing procedures as a result of the COVID-19 pandemic, and while most customers have reopened, a rise in infection rates, the spread of more contagious variants and other impacts of the COVID-19 pandemic may adversely affect their ability to stay open and the types of procedures performed. The spread of COVID-19 has also impacted our sales professionals’ ability to travel, and medical facilities and physician offices have limited access for non-patients, including our sales professionals, which has had a negative impact on our access to customers and our ability to introduce the Fintech Platform and the RHA® Collection of dermal fillers to potential customers. We cannot be certain whether or to what extent these trends may continue, and if patients’ financial circumstances or ability to or interest in receiving aesthetic procedures are materially impacted by the COVID-19 pandemic or another pandemic or public health crisis, we may be unable to generate meaningful revenue in the near term or at all.
Port closures and other restrictions resulting from the COVID-19 pandemic have and may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. Changes in U.S. and foreign trade policies or border closures related to the COVID-19 pandemic or otherwise could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates. Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DaxibotulinumtoxinA for Injection and supplying it to Fosun, which would then develop, commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the U.S.–China trade relationship or the COVD-19 pandemic, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® Collection of dermal fillers in the U.S. and rely on Teoxane for our entire supply of the RHA® Collection of dermal fillers, which was previously delayed as a result of the COVID-19 pandemic and may again be delayed in the future. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require a complete or partial closure of one or more of our facilities or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental authorities in response to the COVID-19 pandemic have disrupted our operations, as employees who could not perform their responsibilities from home were not able to report to work. In addition, we have had to put in place a work from home policy for all employees. Although many of our employees have returned to working on-site, the trajectory of the COVID-19 pandemic is uncertain, and a rise in infection rates, the spread of more contagious variants or other impacts of the COVID-19 pandemic may require that we transition back to work from home policies. Certain departments, like clinical and manufacturing, are dependent on working on-site. The effective operation of these departments is critical to the completion of our clinical programs and, if the employees in these departments are subject to work from home policies now or in the future, our business may be adversely impacted. In addition, continued reliance on personnel working from home may negatively impact productivity and employee morale, which may harm our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, HintMD or RHA® Collection of dermal fillers physician customers and other third parties with whom we do business.
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
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy, including the ongoing COVID-19 pandemic. Increases in the rates of unemployment, reduced access to credit and issues related to domestic and international politics may adversely affect consumer confidence and disposable income levels. Lower consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products and services. Decreases in the number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among small and medium-sized plastic surgery and dermatology practices offering elective aesthetic procedures, which comprise the majority of HintMD’s customer base. If economic conditions deteriorate, current and prospective HintMD customers may elect to decrease their information technology budgets or cancel subscriptions to the Fintech Platform, which would limit our ability to grow the Fintech Platform business. The COVID-19 pandemic has resulted in an economic recession characterized by business closures and limited social interaction as well as higher levels of unemployment and reductions in working hours. Elective aesthetic procedures are discretionary and less of a priority for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities and essential items. Even after the COVID-19 pandemic subsides, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. A severe or prolonged economic downturn could also limit our ability to raise additional capital when needed on acceptable terms, if at all. These factors could have a negative impact on our potential sales and operating results.
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
•Teoxane’s inability to satisfy FDA approval requirements with respect to the RHA® Pipeline Products;
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
Further, interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the BLA approval for DaxibotulinumtoxinA for Injection in the treatment of glabellar lines, which has been delayed as a result of the delay in the inspection of our manufacturing facility by the FDA.
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
We will require substantial additional financing to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and development of our neuromodulator product candidates. Our clinical programs for DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar will require substantial additional funds to complete. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition and expect to incur additional expenses in connection with combining our business, operations, networks, systems, technologies, policies and procedures with those of HintMD. Further, to grow the Fintech Platform business, we must develop features, products and services that reflect the changing nature of payments processing software and continually modify and enhance the Fintech Platform to keep pace with changes in updated hardware, software, communications and database technologies and standards. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of our product candidates.
As of June 30, 2021, we had working capital surplus of $296.4 million and an accumulated deficit of $1.3 billion. Our recorded net losses were $72.2 million and $60.6 million, and $143.8 million and $122.5 million for the three and six months ended June 30, 2021 and 2020, respectively. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers. As of June 30, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $336.3 million. We believe that we will continue to expend substantial resources for the foreseeable future for (i) the continued sales and marketing of the RHA® Collection of dermal fillers; (ii) the potential commercialization of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, if approved; (iii) the clinical development of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar and development of any other indications and product candidates that we may choose to pursue; (iv) to grow the Fintech Platform business; and (v) the continued build-out of our sales and marketing functions. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, marketing, selling and commercialization, and product development for the Fintech Platform. In addition, other unanticipated costs may arise from remote working arrangements for our employees or disruptions associated with the COVID-19 pandemic. We cannot reasonably estimate the actual amounts necessary to successfully commercialize the RHA® Collection of dermal fillers and, because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DaxibotulinumtoxinA for Injection and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Teoxane Agreement, the Viatris Collaboration and the Fosun License Agreement. Although we believe these partnerships can complement or support our product offering strategy, we will continue to incur expense associated with these partnerships, including specified annual minimum purchases and expenditures and expense associated with purchases of the RHA® Collection of dermal fillers and research and development pursuant to the Teoxane Agreement; milestone payments in connection with the Fosun License Agreement, and cost-sharing arrangements with Viatris in connection with the development of an onabotulinumtoxinA biosimilar.

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
Our future capital requirements depend on many factors, including:
•disruptions to our business or operations, or that of our manufacturers, suppliers, CROs, physician customers or other third parties with whom we conduct business, including as a result of the COVID-19 pandemic;
•future global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic;
•our ability to continue to successfully commercialize DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers, an onabotulinumtoxinA biosimilar and any future product candidates;
•our ability to establish, maintain and grow our marketing, sales, and distribution functions;
•the results of our clinical trials for DaxibotulinumtoxinA for Injection and preclinical studies and clinical trials of an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates;
•the timing of, and the costs involved in, obtaining regulatory approvals for DaxibotulinumtoxinA for Injection, or any future product candidates including an onabotulinumtoxinA biosimilar, and the timing of regulatory approval of RHA® 1 or any future products;
•the number and characteristics of any additional product candidates we develop or acquire;
•the scope, progress, results and costs of researching and developing and conducting preclinical and clinical trials of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future products;
•the cost of commercialization activities of DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers, an onabotulinumtoxinA biosimilar or any future product candidates, including marketing, sales and distribution costs;
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
•the degree and rate of market acceptance of any approved products;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
•our ability to increase market acceptance and adoption of and to generate revenues from the Fintech Platform;
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
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials and research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, an onabotulinumtoxinA biosimilar and any future product candidates and delay the complete integration of HintMD and the development and commercialization of the Fintech Platform, or scale back our sales and marketing capabilities or other activities that may be necessary to commercialize our services and product candidates, if we obtain marketing approval.
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
Our product candidates and the RHA® Pipeline Products that are approved will face significant competition, and our failure to effectively compete may prevent us from achieving significant market penetration and expansion. In addition, our competitors may develop products that are safer, more effective, more convenient or less expensive than the RHA® Pipeline Products and our product candidates, which could reduce or eliminate our commercial opportunity.
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
Upon marketing approval, the first expected use of DaxibotulinumtoxinA for Injection or an onabotulinumtoxinA biosimilar will be in aesthetic medicine. Competition in aesthetic products is significant and dynamic and is characterized by substantial technological development and product innovations, and our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology and medical device companies. We anticipate that DaxibotulinumtoxinA for Injection, if approved, will face significant competition from existing injectable neuromodulators as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for DaxibotulinumtoxinA for Injection from biosimilar products and products based upon botulinum toxin. In addition, the only products we are currently commercializing are the RHA® Collection of dermal fillers. It is possible that competitors will succeed in developing technologies that are safer, more effective, more convenient or that have a lower cost of goods and price than those used in DaxibotulinumtoxinA for Injection, if approved, or the RHA® Collection of dermal fillers and in our product candidates or products being developed by us, or that would render our technology obsolete or noncompetitive. Competition could also result in reduced profit margins and limited sales, which would harm our business, financial condition and results of operations.

For a variety of reasons, including less stringent regulatory requirements, there are significantly more aesthetic products and procedures available for use in a number of foreign countries than are approved for use in the U.S. There are also fewer limitations on the claims that our competitors in certain countries can make about the effectiveness of their products and the manner in which they can market them.
We currently make our DaxibotulinumtoxinA for Injection clinical drug product exclusively in one internal manufacturing facility. We plan to utilize internal and external facilities, including through one or more third-party contractors, in the future to support clinical and commercial production if our product candidates are approved. If we experience a significant disruption in our manufacturing operations or our third-party manufacturers experience a significant disruption in their operations for any reason, our ability to continue to operate our business would be materially harmed.
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
If DaxibotulinumtoxinA for Injection is approved, we will face certain risks associated with manufacturing DaxibotulinumtoxinA for Injection to support commercial production.
We have developed an integrated manufacturing, research and development facility located at our Newark, California office. We manufacture drug substance and finished dose forms of the drug product at this facility that we use for research and development purposes, clinical trials and ultimately for commercial supplies post regulatory approval. There are risks associated with commercial manufacturing including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. If DaxibotulinumtoxinA for Injection is approved, there is no assurance that we will be successful in operating a commercial scale manufacturing process that can support commercial demand. If DaxibotulinumtoxinA for Injection is approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into additional relationships with third-party manufacturers. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. We entered into the ABPS Services Agreement and LSNE Agreement to provide additional sources of manufacturing for our product candidates, however, there are no assurances that either or both sources will continue to be available to us at the required commercial scale, or at all. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements, to hire additional necessary manufacturing personnel, or retain our third-party manufacturers, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

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
We currently rely on third-party manufacturers for certain components and services necessary to produce DaxibotulinumtoxinA for Injection, and we expect to continue to rely on these and other manufacturers to support our commercial requirements if DaxibotulinumtoxinA for Injection or other product candidates are approved. In particular, we plan to utilize our internal and the external ABPS and LSNE facilities to support clinical and commercial production of product candidates, if approved. We may never be able to successfully operate a manufacturing process at commercial scale or establish additional suppliers to support commercialization of our product candidates, if approved. Even where alternative sources of supply are available, qualifying alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. As a result, we are dependent on a limited number of suppliers for our product candidates and the loss of one of our suppliers could have a material adverse effect on our business, results of operations and financial condition.
Reliance on third-party manufacturers entails other additional risks, including the reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third-party manufacturers may not be able to comply with cGMP or QSR, or similar regulatory requirements outside the U.S. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products that we may develop. Any failure or refusal to supply the components or services for our product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only had commercial sales of the RHA® Collection of dermal fillers and Fintech Platform services, and aside from our rights to the RHA® Collection of dermal fillers, we only have one product candidate in clinical trials, which makes it difficult to assess our future viability.*
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have only made sales of the RHA® Collection of dermal fillers since the initial product launch in September 2020 and the Fintech Platform since the HintMD Acquisition in July 2020 and have not demonstrated the ability to successfully commercialize the RHA® Collection of dermal fillers or the Fintech Platform over the long-term. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from product sales relating to DaxibotulinumtoxinA for Injection or an onabotulinumtoxinA biosimilar. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations, and expect to incur additional expenses in building out our sales, marketing and distribution function as we pursue commercialization of DaxibotulinumtoxinA for Injection, if approved, and continue to commercialize the RHA® Collection of dermal fillers. In addition, prior to the HintMD Acquisition, HintMD incurred a net loss in each year since its inception. We may have difficulties entering the payments industry and integrating new technologies in which we have no direct prior experience. We expect to incur significant expense developing the Next-generation Platform and growing the business of the Fintech Platform.
As of June 30, 2021, we had working capital surplus of $296.4 million and an accumulated deficit of $1.3 billion. Our recorded net losses were $72.2 million and $60.6 million, and $143.8 million and $122.5 million, for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $336.3 million. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA®

Collection of dermal fillers. Our capital requirements to implement our business strategy are substantial, including our capital requirements to continue to commercialize the RHA® Collection of dermal fillers and to develop and commercialize DaxibotulinumtoxinA for Injection, if approved, and to increase market acceptance and adoption of the Fintech Platform. We believe that our currently available capital is sufficient to fund our operations through at least the next 12 months following the filing of our 2020 Form 10-K, filed with the SEC on February 25, 2021.
We expect to continue to incur losses for the foreseeable future as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection, and continue to commercialize the RHA® Collection of dermal fillers. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, manufacture and market and commercialize our products and services successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Furthermore, final results may differ from interim results. For example, any positive results generated to date in clinical trials for DaxibotulinumtoxinA for Injection do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety profile and efficacy despite having progressed through preclinical studies and initial clinical trials.
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
We may experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 environment. In June 2020, we announced the decision to end screening and complete enrollment in the JUNIPER trial. We completed the JUNIPER trial in February of 2021 with 83 subjects enrolled. The JUNIPER Phase 2 trial achieved one co-primary endpoint, which evaluated the change in the MAS score from baseline, demonstrating a statistically significant treatment benefit in the 500 unit treatment group compared with placebo. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved. Although we believe the JUNIPER Phase 2 trial provided sufficient data to inform our dosing strategy and design for a successful Phase 3 program, we cannot guarantee that the results of the Phase 3 program will generate positive results.
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
We currently rely on third parties and consultants to conduct all of our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize DaxibotulinumtoxinA for Injection or any future product candidates.
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
Although a substantial amount of our effort has focused on the commercialization of the RHA® Collection of dermal fillers and the continued clinical testing and working toward approval of DaxibotulinumtoxinA for Injection, our strategy also includes the discovery, development and commercialization of a portfolio of neuromodulator products for both aesthetic and therapeutic indications. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products.
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
Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses. Our collaboration with Viatris is for the development of an onabotulinumtoxinA biosimilar, which is subject to risks inherent with the relatively short history of biosimilar product approvals in the U.S. In February 2019, we and Viatris participated in a BIAM with the FDA to discuss the feasibility of a 351(k) onabotulinumtoxinA biosimilar submission and the necessary development pathway for an onabotulinumtoxinA biosimilar product candidate. We have begun the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work. While we believe that a pathway is viable, the successful development and commercialization of an onabotulinumtoxinA biosimilar product in any approved indications of BOTOX® or BOTOX Cosmetic® would be subject to FDA requirements that would need to be assessed by us and Viatris in determining the development of an

onabotulinumtoxinA biosimilar product candidate. Even if successfully developed, an onabotulinumtoxinA biosimilar product would be subject to similar commercial risks as DaxibotulinumtoxinA for Injection.
Significant disruptions of information technology systems or security breaches could materially adversely affect our business, our reputation, our customer relationships, results of operations and financial condition.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information, and personally identifiable information (“personal information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience unauthorized, accidental or unlawful destruction, loss, alteration, disclosure of, or access to, data, systems, networks, infrastructure and facilities (“security breaches”) that may remain undetected for extended periods of time. Security breaches can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures to protect our data security and information technology systems, the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, the Fintech Platform, systems, networks, and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, data access, data loss or other types of security breach. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities used by our vendors. In addition, our work from home policy implemented in response to the COVID-19 pandemic could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. U.S. and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. Any such security breaches could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the Fintech Platform operates in an industry that is prone to cyber-attacks and the prevalent use of mobile devices that access confidential information increases the risk of security breaches, which could lead to the loss of our or our customers’ data, confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss or compromise to the integrity of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, where cardholder data is compromised, HintMD might be responsible for payment of network fines levied pursuant to payment network rules and regulations.
Moreover, if a security breach affects our systems, corrupts our data or results in the unauthorized disclosure or release of personal information, our reputation could be materially damaged. In addition, federal, state and local governments and agencies in the United States and many countries around the world, including the member states of the EEA, have adopted laws and regulations concerning the collection, use, adaptation, alteration, combination, maintenance, recording, organization, structuring, storage, retrieval, consultation, disclosure, protection, restriction, erasure, destruction and the performance of other operations (collectively the “processing”) of personal information of individuals (including patients, consumers, employees, and professionals) who reside in the United States and these other countries (generally, “privacy laws”). Additionally, United States and foreign laws and regulations, including laws in every U.S. state, and laws in the member states of the EEA, may require notification to governmental agencies, supervisory authorities, credit reporting agencies, the media, or individual data subjects, in the event the company suffers a security breach that exposes personal information processed by or on behalf of the company (“breach notification laws”). For example, privacy laws such as the Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA"), U.S. state breach notification laws, and the EU General Data Protection Regulation (EU) 2016/679 together with implementing or supplementary legislation of member states of the EEA (collectively, the “GDPR”) all have significant obligations with respect to processing personal information, as well as obligations related to notifications in the event of certain unauthorized disclosures, access, loss, alteration or destruction of personal information.
In the event of a security breach affecting personal information we could also be exposed, pursuant to these privacy laws and breach notification laws, to a risk of financial loss, regulatory enforcement measures, penalties, and fines, as well as third-party indemnification claims or litigation, and potential civil or criminal liability, which could materially adversely affect our business, results of operations and financial condition. Further, unauthorized access to the Fintech Platform, systems, networks, or physical facilities, could result in litigation with HintMD customers, HintMD customers’ end-users, or other relevant stakeholders. Any of these proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation and the reputation of the Fintech Platform. We could be required to fundamentally change the business activities and practices of the Fintech Platform or modify its products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our or HintMD’s customers or its customers’ end-users was disrupted, we could incur significant liability, or the Fintech Platform, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation. Any of the foregoing circumstances may have a material adverse effect on our business and our results of operations as a result.
In addition to the obligations arising from the breach notification laws, we also have contractual and legal obligations to notify relevant stakeholders, including certain customers and partners, of security breaches. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach may result in a breach of HintMD customer contracts or agreements with third party service providers. Our agreements with certain customers or third party service providers may require us to use industry-standard, reasonable measures, or measures otherwise mandated by law to safeguard personal information or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers or third party service providers could end their relationships with the Fintech Platform. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
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
Because data security is a critical competitive factor in the payments processing industry, there are statements in the Fintech Platform privacy policies and terms of service, its certifications to privacy standards, and its marketing materials, describing the security of the Fintech Platform, including descriptions of certain security measures it employs. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local regulators or private litigants. In the event that we are subject to HIPAA, the CCPA, or other U.S. privacy laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy laws with which we, our customers, and our vendors must comply. For example, member states of the EEA have adopted the GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of data subjects in the EEA, including clinical trial data. The GDPR requires the following: establishing a legal basis for processing personal information; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects for controllers (including presentation of certain information in a concise, intelligible and easily accessible form about how their personal information is used and their rights vis-à-vis that data and its use); introducing the obligation to carry out so-called data protection impact assessments in certain circumstances; establishing limitations on collection and retention of personal information through ‘purpose,’ ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects (such as rights for individuals to be ‘forgotten,’ rights to data portability, rights to object etc. in certain circumstances);

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
European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the EU-U.S. Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (“CJEU”) in a case known colloquially as “Schrems II.” Following this decision, the Swiss Federal Data Protection and Information Commissioner (the “FDPIC”), announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal information transfers from Switzerland to the United States. While the FDPIC does not have authority to invalidate the Swiss-U.S. Privacy Shield regime, the FDPIC’s announcement casts doubt on the viability of the Swiss-U.S. Privacy Shield as a future compliance mechanism for Swiss-U.S. data transfers.
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

Risks Related to the Fintech Platform
If HintMD is not able to increase the use and adoption of the Fintech Platform and maintain and enhance its brand, then HintMD's business, operating results and financial condition may be negatively impacted, and we may not realize the anticipated benefits of the HintMD Acquisition.*

HintMD launched the next-generation HintMD Platform, the Next-generation Platform in beta form in April 2021, which operates as a fully integrated PayFac. As a PayFac, the Next-generation Platform earns revenue by charging fees for completing payment transactions and other payment-related services based on the volume of activity processed on the platform. Although the Next-generation Platform has launched, it has only been installed in limited accounts and HintMD customers will need to be transitioned from the HintMD Platform to the Next-generation Platform. In order to increase revenue generated by HintMD, we need to expand the HintMD customer base significantly, maintain and onboard practices to the HintMD Platform until the Next-generation Platform is ready for full scale and transition HintMD Platform customers to the Next-generation Platform successfully. HintMD has limited experience operating as a PayFac, and practices and their patient customers may experience issues as a result of performance problems associated with the transition and Next-generation Platform and may not be satisfied with the Next-generation Platform experience in comparison to the HintMD Platform experience. If practices and their patient customers do not continue to utilize the HintMD Platform through the transition, the Next-generation Platform is not widely adopted by new customers or new customers to the Next-generation

Platform are not satisfied with their experience, then our expectations for revenue growth and additional marketing opportunities through the Fintech Platform will not be achieved.

We believe that maintaining and enhancing the HintMD reputation as a differentiated payments processing platform serving the medical aesthetic industry is critical to HintMD's relationship with existing customers and its ability to attract new customers and may also result in the generation of new aesthetic product customers for Revance. The successful promotion of HintMD’s brand attributes will depend on a number of factors, including our ability to: target and have the Fintech Platform adopted by premier accounts; increase loyalty between practices and patients; continue to develop high-quality software; successfully differentiate the Fintech Platform from competitive products and services; achieve success in sales and marketing efforts and successfully transition practices from the HintMD Platform to the Next-generation Platform.

The transition of practices from the HintMD Platform to the Next-generation Platform, product enhancements and continued development of the Next-generation Platform and the promotion of the Fintech Platform will require us to make substantial expenditures, and we anticipate that the expenditures will increase as we seek to expand the Fintech Platform. To the extent that these activities generate increased revenue, this revenue may not offset the increased expenses we incur. If HintMD does not successfully maintain and enhance the Fintech Platform offerings, it could lose customers or fail to attract potential new customers, which would negatively affect HintMD's business, operating results and financial condition. As a result, we may not generate revenue from the Fintech Platform, which could adversely affect our business, results of operations and financial condition, or we may not realize the anticipated benefits from the HintMD Acquisition.

The HintMD Acquisition may result in significant charges or other liabilities that could adversely affect our financial results.
Our financial results may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the HintMD Acquisition and our continued integration of the business and operations of HintMD. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities or necessary technology investments we are assuming as a result of the HintMD Acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.
Interruptions or performance problems associated with the Fintech Platform technology, infrastructure or service offerings may adversely affect our business and operating results.
The continued growth of the Fintech Platform depends in part on the ability of users to access the Fintech Platform at any time and within an acceptable amount of time. The Fintech Platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. In addition, we depend on external data centers, such as Amazon’s AWS, to host the Fintech Platform applications and have integrated third-party services that we rely upon as critical components of the HintMD application. We do not control the operation of these facilities. The Fintech Platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the Fintech Platform), capacity constraints due to an overwhelming number of users accessing the Fintech Platform simultaneously, denial-of-service or other cyber-attacks or other security-related incidents. In some instances, HintMD may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the Fintech Platform, especially during peak usage times and as the Fintech Platform becomes more complex and its user traffic increases. As a result, the Fintech Platform may become unavailable or users may be unable to access the Fintech Platform within a reasonable amount of time. In the event of any of the factors described above, or certain other failures of our infrastructure or that of third-parties we rely on, user data may be permanently lost. If the Fintech Platform experiences significant periods of service downtime in the future, HintMD and Revance may be subject to claims by users of the Fintech Platform. To the extent that HintMD and Revance do not effectively address capacity constraints, upgrade our systems as needed, continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and efficiently resolve interruptions or performance problems with the Fintech Platform, existing relationships with practices would be adversely affected and the

HintMD brand could be harmed. In addition to technological and infrastructure problems, if customers of the Fintech Platform experience other issues or are unsatisfied with the service offerings or operations of the Fintech Platform, this could result in poor relationships with practices and reputational harm to HintMD. Poor customer relations and reputational harm to HintMD as a wholly-owned subsidiary of Revance and one of Revance's aesthetic product offerings, could negatively impact Revance’s brand and its relationships with aesthetic product customers.
The business and growth of the Fintech Platform depend in part on the success of its strategic relationships with third parties, including payments partners, platform partners, technology partners and potentially aesthetics manufacturers.*
HintMD depends on, and anticipates that it will continue to depend on, various third-party relationships in order to sustain and grow the Fintech Platform. It is highly dependent upon partners for certain critical features and functionality of the Fintech Platform, including secure data centers, a sponsor bank, third-party payment processors and has historically been dependent on third-party aesthetics manufacturers which have used the Fintech Platform for brand loyalty programs. In July 2020, Allergan terminated its alliance with HintMD through Allergan’s Brilliant Distinctions® program, which may have a negative impact on customer adoption of the Fintech Platform.
HintMD depends on hardware providers and third-party processing partners to perform payment processing services to make the Fintech Platform work. For example, it relies on Fiserv to provide the payment gateway services that enables the Fintech Platform to process payments, and if Fiserv is unable to continue to supply processing for the Fintech Platform, the performance of the Fintech Platform system could be adversely affected and its growth would be limited. Its processing partners and suppliers may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce its payments revenue and disrupt its business. In addition, users of the Fintech Platform may be subject to quality issues related to its third-party processing partners or it may become involved in contractual disputes with its processing partners, both of which could impact the HintMD reputation and adversely impact customer relationships and its ability to generate revenue.
If HintMD were no longer able to use its current third-party processing partners, it may be required to migrate to other third-party payment partners in the future. The initiation of these relationships and the transition from one relationship to another could require significant time and resources, and establishing these new relationships may be challenging. Further, any new third-party payment processing relationships may not be as effective, efficient or well received by users of the Fintech Platform, nor is there any assurance that HintMD will be able to reach an agreement with such processing partners. Contracts with such processing partners may be less economically beneficial to HintMD than existing relationships. In addition, for pricing, technological or other reasons, existing customers may not agree to migrate to a new payments provider, which may reduce the HintMD customer base and decrease the profitability of the Fintech Platform.
In addition to a third-party payment processor, another payment partner required for HintMD to act as a PayFac is an acquiring bank that is a member of the payment networks. The acquiring bank acquires and settles funds on behalf of its customers. The acquiring bank may change their underwriting criteria such that continued use of the acquiring bank would render HintMD processing services unprofitable, the acquiring bank may itself encounter difficulties unrelated to HintMD or payment network rules may be amended rendering the acquiring bank incapable of processing for HintMD customers. Any of these occurrences could interfere with the ability of the Fintech Platform to secure effective and profitable payment processing services for its customers, which would disrupt the HintMD business, increase its expenses and impact the services it could provide to its customers.
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

Identifying, negotiating and documenting relationships with strategic third parties requires significant time and resources. In addition, integrating third-party technology is complex, costly and time-consuming. HintMD’s agreements with these partners are typically limited in duration, non-exclusive and do not prohibit them from working with HintMD’s competitors or from offering competing services. HintMD’s competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce use of the Fintech Platform. In addition, HintMD partners could develop competing products or services.
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
If the Fintech Platform or its vendors’ networks or computer systems are breached or if the security of the personal information that HintMD collects, stores or processes through the Fintech Platform (or that its vendors collect, store or process) is compromised or otherwise experiences unauthorized access, or HintMD fails to comply with commitments and assurances regarding the privacy and security of personal information on the Fintech Platform, the Fintech Platform may be perceived as insecure, and HintMD may lose existing users or fail to attract new users to the Fintech Platform, and the Revance brand and reputation may be negatively impacted, and HintMD and Revance may incur significant liabilities.
Use of the Fintech Platform involves the storage, transmission and processing of customers’ proprietary data, including personal or identifying information regarding their patients such as name, address and the types of treatments they are receiving. As a result, unauthorized access to, security breaches of, malicious code (such as viruses and worms), employee theft or misuse, or denial-of-service or other cyber-attacks against the Fintech Platform could result in the unauthorized access to or use of, disclosure of, and/or loss of, such data, as well as loss of intellectual property or trade secrets.
If any unauthorized access to the Fintech Platform systems or data or a security breach occurs or is believed to have occurred, HintMD's reputation and brand could be damaged, which could reflect negatively on Revance's reputation and brand. HintMD could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate its systems, and HintMD could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate the Fintech Platform business may be impaired. HintMD may in the future experience denial-of-service or other cyber-attacks against the Fintech Platform. If potential new users or existing users believe that the Fintech Platform does not provide adequate security for the storage of personal information or confidential information or its transmission over the Internet, they may not adopt the Fintech Platform or may choose not to renew their subscriptions to the Fintech Platform, which could harm its business. Additionally, actual, potential or anticipated attacks may cause HintMD and Revance to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that such insurance will continue to be available to us on commercially reasonable terms, or at all, and our liability may be in excess of the limits of our insurance coverage.

HintMD has contractual and legal obligations to notify relevant stakeholders of security breaches. The Fintech Platform operates in an industry that is prone to cyber-attacks. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to our data or the data of HintMD's customers and its customers' end-users. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, HintMD's agreements with certain customers and partners may require HintMD to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause HintMD customers to lose confidence in the effectiveness of HintMD's security measures and require HintMD to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach may result in a breach of HintMD customer contracts. HintMD's agreements with certain customers may require it to use industry-standard, reasonable measures or measures otherwise mandated by law to safeguard personal information or confidential information. A security breach could lead to claims by HintMD customers, its customers' end-users, or other relevant stakeholders that HintMD has failed to comply with such legal or contractual obligations. HintMD also agreed contractually to comply with payment network regulations concerning security that, when violated, can result in fines payable by HintMD to payment networks. As a result, HintMD could be subject to legal action, fines, or its customers could end their relationships with the Fintech Platform. There can be no assurance that the limitations of liability in HintMD's contracts would be enforceable or adequate or would otherwise protect HintMD from liabilities or damages.
Because data security is a critical competitive factor in the payments processing industry, there are statements in the Fintech Platform privacy policies and terms of service, its certifications to privacy standards, and its marketing materials, describing the security of the Fintech Platform, including descriptions of certain security measures it employs. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond HintMD's reasonable control, HintMD may face claims, including claims of unfair or deceptive trade practices brought by the U.S. Federal Trade Commission, state, local regulators or private litigants.
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not identified until they are launched against a target, HintMD may be unable to anticipate these techniques or to implement adequate preventative measures. HintMD may also experience security breaches that may remain undetected for extended periods of time. The recovery systems, security protocols, network protection mechanisms and other security measures that HintMD has integrated into the Fintech Platform, systems, networks, and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, data access, data loss or other types of security breach. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities used by HintMD vendors.
Litigation resulting from security breaches on the Fintech Platform may adversely affect HintMD's business. Unauthorized access to the Fintech Platform, systems, networks, or physical facilities could result in litigation with HintMD customers, HintMD customers’ end-users, or other relevant stakeholders. These proceedings could force HintMD to spend money in defense or settlement, divert management’s time and attention, increase HintMD's costs of doing business, or adversely affect the reputation of the Fintech Platform. HintMD could be required to fundamentally change the business activities and practices of the Fintech Platform or modify its products and/or platform capabilities in response to such litigation, which could have an adverse effect on HintMD's business. If a security breach were to occur, and the confidentiality, integrity or availability of HintMD data or the data of HintMD customers or its customers’ end-users was disrupted, HintMD could incur significant liability, or the Fintech Platform, systems or networks may be perceived as less desirable, which could negatively affect HintMD's business and damage its reputation.

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
•successfully complete the integration of HintMD and realize the benefits expected from the HintMD Acquisition; and
•continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We have limited prior experience in the marketing, sale and distribution of aesthetic pharmaceutical products and no experience with the marketing, sale and distribution of therapeutic pharmaceutical products or any pharmaceutical products internationally. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we have and may continue to experience challenges associated with recruiting field representatives virtually through remote, group interviewing platforms and with onboarding new field representatives during such times as the COVID-19 pandemic, especially if our work from home policy continues. Any failure to maintain adequate internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products and may result in a breach of our obligations to Teoxane under the Teoxane Agreement. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of the RHA® Collection of dermal fillers and, if it receives regulatory approval, DaxibotulinumtoxinA for Injection. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their previous research output.
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
If we fail to attract and keep senior management, we may be unable to successfully develop DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, conduct our clinical trials and commercialize the RHA® Pipeline Products, DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future products we develop, or grow revenue from the Fintech Platform.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific, technical and sales personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Mark J. Foley, our President and Chief Executive Officer, Abhay Joshi, Ph.D., our Chief Operating Officer, President of R&D and Product Operations, Tobin C. Schilke, our Chief Financial Officer, Dustin Sjuts, our Chief Commercial Officer, Aesthetics & Therapeutics, and Aubrey Rankin, our President of Innovation and Technology, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials, the commercialization of the RHA® Pipeline Products, DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future products we develop, or our ability to increase adoption of the Fintech Platform.
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
If our efforts to protect our intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates, including an onabotulinumtoxinA biosimilar, are not adequate, we may not be able to compete effectively.*
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers, our onabotulinumtoxinA biosimilar, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the U.S. or foreign countries. Competitors and academic scientists in the field of cosmetics, pharmaceuticals, and neuromodulators have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Our European Patent EP 2 661 276 for “Topical composition comprising botulinum toxin and a dye” was opposed in the European Patent Office by Allergan plc on May 2, 2018, and although this patent is not material to our business, we continue to take appropriate measures to defend the patent, including an appeal of a decision to revoke the patent, which decision is suspended in view of the appeal. On May 2, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. On June 10, 2021, we successfully defended the patent in the European Patent Office with the patent being upheld with amendments to certain claims. In May 2019 we were informed that our patent application NC2018/0005351 pending in Colombia for “Injectable Botulinum Toxin Formulations And Methods of Use Thereof Having Long Duration of Therapeutic Effect” was opposed. We have responded to this pre-grant opposition. Furthermore, even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims.
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
Use of “open source” software for the Fintech Platform could adversely affect HintMD's ability to provide the Fintech Platform and subject HintMD and Revance to possible claims.
The Fintech Platform incorporates open source software and we expect to continue to use open source software in the future. HintMD and Revance may face claims from others claiming ownership of open source software, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software or derivative works thereof, or of HintMD's proprietary source code associated with such open source software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change the Fintech Platform, any of which would have a negative effect on HintMD's and Revance's business and operating results. In addition, if the license terms for the open source software HintMD utilizes change, HintMD and Revance may be forced to reengineer the Fintech Platform or incur additional costs. Although we have implemented policies to regulate the use and incorporation of open source software into the Fintech Platform, we cannot be certain that we have not incorporated open source software in the Fintech Platform in a manner that is inconsistent with such policies.
Any failure to protect intellectual property rights associated with the Fintech Platform could impair our ability to protect HintMD's proprietary technology and the HintMD brand.*

HintMD currently has four issued patents and 11 pending patent applications. However, there is no guarantee that the pending patent applications will result in issued patents, or that the issued patents will ultimately be determined to be valid and enforceable. HintMD also has one registered trademark in the United States and one pending trademark in Canada. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or other protective agreements with our employees, customers, partners and others to protect HintMD's intellectual property rights. However, the steps we take to protect HintMD intellectual property rights may be inadequate to prevent others from competing with the HintMD Platform.
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
As we continue to commercialize the RHA® Collection of dermal fillers, and if we are successful in commercializing DaxibotulinumtoxinA for Injection or any other products, including an onabotulinumtoxinA biosimilar, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
The Fintech Platform is subject to stringent and changing privacy laws, regulations, standards and contractual obligations related to data privacy and security. Because the Fintech Platform can be used to collect and store personal information, domestic privacy and data security concerns could result in HintMD and Revance incurring additional costs and liabilities or inhibit sales of the Fintech Platform.
Practices use the Fintech Platform to process personal information, including personal information that could be considered “sensitive”, regarding patients, which processing is subject to U.S. federal and state privacy laws and breach notification laws. The costs of compliance with these privacy laws and breach notification laws, as well as the associated burdens imposed by such laws, may limit the use or adoption of the Fintech Platform, lead to significant fines, penalties or liabilities related to noncompliance, or slow the pace at which we close sales of the Fintech Platform, any of which could harm HintMD's and Revance's business. See “If the Fintech Platform or its vendors’ networks or computer systems are breached or if the security of the personal information that HintMD collects, stores or processes through the Fintech Platform (or that its vendors collect, store or process) is compromised or otherwise experiences unauthorized access, or HintMD fails to comply with commitments and assurances regarding the privacy and security of personal information on the Fintech Platform, the Fintech Platform may be perceived as insecure, and HintMD may lose existing users or fail to attract new users to the Fintech Platform, and the Revance brand and reputation may be negatively impacted, and HintMD and Revance may incur significant liabilities.”
Any failure by HintMD vendors to comply with the terms of HintMD’s contractual provisions or the applicable privacy or breach notification laws or where applicable the Payment Card Industry Data Security Standards ("PCI DSS") of the PCI Security Standards Council could result in proceedings against HintMD and Revance by governmental entities or others.
We also expect that there will continue to be new federal and state privacy laws passed that directly impact the Fintech Platform, and we may not be able to predict the full impact that such future laws may have on our business. For instance, if our privacy and data policies and practices with respect to the Fintech Platform, are, or are perceived to be, insufficient to demonstrate compliance with existing or new privacy laws, our risk and cost of operation could increase and user demand for the Fintech Platform could decline, and our business could be harmed.
The Fintech Platform may in certain circumstances, process information that could be defined by HIPAA as “protected health information” (“PHI”) and thus such processing may be subject to HIPAA. Additionally, certain states have adopted health information privacy laws and regulations related to the processing of PHI and comparable to HIPAA, some of which may be more stringent than HIPAA. Generally, HIPAA and state health information privacy laws require entities directly regulated by the law and regulations (HIPAA calls these entities “covered entities”, and their service providers and subcontractors “business associates”) to develop and maintain certain administrative, physical, and technical safeguards to protect PHI and ensure the confidentiality, integrity and availability of electronic PHI. In the event of an unauthorized use or disclosure of PHI, the reporting requirements could include notification to affected individuals, state and federal governmental agencies, and in certain instances the media. Depending on the facts and circumstances we could be subject to significant civil and administrative penalties, and in rare circumstances, criminal penalties, if we obtain, use, or disclose PHI through the Fintech Platform in a manner that is not authorized or permitted by HIPAA or state health information privacy laws. Further, if we are not able to meet our obligations under HIPAA and/or applicable state health information privacy laws relating to the Fintech Platform, HintMD could be found to have breached its contractual obligations with its customers. Maintaining compliance with applicable privacy laws and our contractual obligations is a complex undertaking, and we cannot be certain how these health information privacy laws will be interpreted, enforced or applied to our operations.
Additionally, the Fintech Platform processes a significant portion of its payments through credit or debit cards and enables users of its payments platform to engage in payments through its service. HintMD, and as a result, Revance operations related to the Fintech Platform, are contractually required to maintain compliance with current PCI DSS as part of our information security program and to undergo periodic PCI DSS audits undertaken by third party auditors (“PCI Audits”). We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data. If we cannot comply with or if we incur a violation of any of these standards or contractual requirements, or if we have findings resulting from a PCI Audit and we fail to undertake timely corrective action, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations or litigation with relevant stakeholders, either of which could have an adverse effect on the reputation, business, financial condition and operating results of HintMD and Revance. In addition, failure to comply with the PCI DSS obligations or HintMD's contractual obligations, including timely and sufficient mitigation of any findings from a PCI Audit, could also result in the termination of HintMD’s status as a registered PayFac, thereby dramatically impairing HintMD's ability to continue doing business in the payments industry, or HintMD could be liable to the payment card issuing banks for their costs of issuing new cards and related expenses.
We may find it necessary to change our business practices or expend significant resources to modify the HintMD software or platform to adapt to audit findings, new laws, regulations and industry standards concerning these matters. We may be unable to make such changes and modifications in a commercially reasonable manner or at all. Any failure to comply with federal, state or local laws and regulations, industry standards or other legal obligations, or any actual or suspected security incident, may result in governmental enforcement actions and prosecutions, private litigation, fines, penalties or adverse publicity for HintMD and Revance and could cause users of the Fintech Platform, patients undergoing Revance’s clinical trials or customers of Revance to lose trust in HintMD and Revance, which could have an adverse effect on the reputation and business of HintMD and Revance.
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
Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearance or approval of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, or any future product candidates and to produce, market, and distribute such products if clearance or approval is obtained.*
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. biotechnology industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, the former U.S. presidential administration signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period that began in February 2021, which has been extended through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how the future challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the former U.S. presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals, which have resulted in additional regulations from the FDA, CMS and the U.S. Department of Health and Human Services. For example, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in the Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Further, on November 20, 2020, the U.S. Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration until January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of, or affect the price that we may charge for, DaxibotulinumtoxinA for Injection, or any future product candidates including an onabotulinumtoxinA biosimilar. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs on our commercialization efforts for the RHA® Collection of dermal fillers. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:

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

The Fintech Platform is subject to extensive regulation and industry compliance requirements associated with operating as a PayFac, and its failure to comply with such regulation and requirements could negatively impact the business of HintMD and Revance.
The financial services offered by HintMD as a PayFac are subject to legal, regulatory, and card brand requirements, including those regarding anti-money laundering, sanctions, fraud, and consumer financial protection. All HintMD operations are conducted by certain Revance employees, and, as a result, those employees and the operations of Revance as it relates to the Fintech Platform will be subject to these regulations and requirements. Noncompliance with applicable laws and regulations could result in: civil or criminal penalties that could increase our expenses and adversely impact our business operations; the termination of HintMD’s key supplier agreements, such as its Payment Facilitator Agreement; assessment of significant fines or monetary penalties; damage to HintMD’s and Revance's brand and reputation; loss of HintMD customers, and poor financial performance for Revance. In addition, changes in applicable laws and regulations or changes in interpretations and enforcement practices may in turn require increased operating costs or capital expenditures to implement operational changes. Unforeseen regulatory changes may also limit HintMD’s ability to offer certain products or services, or impact the competitiveness of products or services it offers. If HintMD is no longer able to offer the full suite of its services or expand its services to appeal to a larger consumer base, the HintMD brand and reputation may be harmed, customer retention and procurement may be negatively impacted, we may have to alter our commercialization strategy and we may not achieve the anticipated benefits of the HintMD Acquisition.

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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125 million. As of June 30, 2021, we sold 3.3 million shares of common stock under the 2020 ATM Agreement resulting in net proceeds of $90.1 million after sales agent commissions, with $32.6 million remaining available under the 2020 ATM Agreement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1+	Commercial Supply Agreement, effective as of April 6, 2021, by and between Revance Therapeutics, Inc. and Lyophilization Services of New England, Inc.	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
+    Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted material is of the type that the Registrant treats as private or confidential.
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

REVANCE THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)