Form 10-Q
period 2021-09-30
Revance Therapeutics, Inc.
filed 2021-11-09
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 28, 2021: 71,794,852

“Revance TherapeuticsTM,” the Revance logos and other trademarks or service marks of Revance appearing in this quarterly report on Form 10-Q (this “Report”) are the property of Revance Therapeutics, Inc. OPULTM is the property of Hint, Inc., a wholly owned subsidiary of Revance Therapeutics, Inc. This Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
Unless expressly indicated or the context requires otherwise, the terms “Revance,” “company,” “we,” “us,” and “our,” in this document refer to Revance Therapeutics, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I.FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,177	$333,558
Short-term investments	146,504	102,947
Accounts receivable, net	1,658	1,829
Inventories	10,192	5,876
Prepaid expenses and other current assets	8,352	5,793
Total current assets	293,883	450,003
Property and equipment, net	22,029	17,499
Goodwill	146,964	146,964
Intangible assets, net	59,491	71,343
Operating lease right of use assets	45,533	29,632
Restricted cash	5,057	3,445
Other non-current assets	8,871	1,334
TOTAL ASSETS	$581,828	$720,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,038	$12,657
Accruals and other current liabilities	38,887	32,938
Deferred revenue, current	10,941	7,851
Operating lease liabilities, current	4,829	4,437
Derivative liability	3,179	3,081
Total current liabilities	65,874	60,964
Convertible senior notes	280,319	180,526
Deferred revenue, non-current	73,757	77,294
Operating lease liabilities, non-current	40,466	27,146
Other non-current liabilities	1,250	—
TOTAL LIABILITIES	461,666	345,930
Commitments and Contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share — 190,000,000 and 95,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 71,838,777 and 69,178,666 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	72	69
Additional paid-in capital	1,454,947	1,500,514
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(1,334,854)	(1,126,293)
TOTAL STOCKHOLDERS’ EQUITY	120,162	374,290
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,828	$720,220
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product revenue	$18,296	$2,819	$46,982	$2,868
Collaboration revenue	1,129	808	4,034	1,116
Service revenue	320	208	832	208
Total revenue	19,745	3,835	51,848	4,192
Operating expenses:
Cost of product revenue (exclusive of amortization)	5,827	1,081	15,453	1,102
Cost of service revenue (exclusive of amortization)	59	4	76	4
Selling, general and administrative	52,782	48,183	152,385	99,013
Research and development	30,095	29,130	86,787	96,027
Amortization	3,705	2,565	10,219	3,239
Total operating expenses	92,468	80,963	264,920	199,385
Loss from operations	(72,723)	(77,128)	(213,072)	(195,193)
Interest income	84	413	266	2,868
Interest expense	(1,571)	(4,334)	(4,700)	(10,738)
Changes in fair value of derivative liability	(20)	(62)	(98)	(211)
Other expense, net	(146)	(146)	(608)	(406)
Loss before income taxes	(74,376)	(81,257)	(218,212)	(203,680)
Income tax provision	—	—	—	(100)
Net loss	(74,376)	(81,257)	(218,212)	(203,780)
Unrealized loss and adjustment on securities included in net loss	(1)	(117)	(3)	(3)
Comprehensive loss	$(74,377)	$(81,374)	$(218,215)	$(203,783)
Basic and diluted net loss	$(74,376)	$(81,257)	$(218,212)	$(203,780)
Basic and diluted net loss per share	$(1.10)	$(1.34)	$(3.24)	$(3.62)
Basic and diluted weighted-average number of shares used in computing net loss per share	67,782,033	60,526,740	67,297,954	56,233,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	71,798,624	72	57,313,556	57	69,178,666	69	52,374,735	52
Issuance of restricted stock awards and performance stock awards, net of cancellation	99,965	—	1,170,500	1	1,136,221	1	2,588,353	2
Issuance of common stock in connection with at-the-market offerings	—	—	—	—	761,526	1	—	—
Issuance of common stock upon exercise of stock options and warrants	41,900	—	511,049	1	921,376	1	587,843	1
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	91,562	—	48,661	—
Shares withheld related to net settlement of restricted stock awards	(101,712)	—	(178,005)	—	(250,574)	—	(257,492)	—
Issuance of common stock in connection with the Teoxane Agreement	—	—	—	—	—	—	2,500,000	3
Issuance of common stock in connection with offerings	—	—	—	—	—	—	975,000	1
Issuance of common stock in connection with the HintMD Acquisition	—	—	7,770,613	8	—	—	7,770,613	8
Balance — End of period	71,838,777	72	66,587,713	67	71,838,777	72	66,587,713	67
Additional Paid-In Capital
Balance — Beginning of period	—	1,446,643	—	1,222,271	—	1,500,514	—	1,069,639
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(108,509)	—	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	—	—	—	(1)	—	(1)	—	(2)
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	—	(70)	—	—	—	21,553	—	—
Issuance of common stock upon exercise of stock options and warrants	—	314	—	3,805	—	12,823	—	4,804
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	—	2,206	—	671
Shares withheld related to net settlement of restricted stock awards	—	(2,694)	—	(4,493)	—	(6,944)	—	(6,005)
Stock-based compensation	—	10,754	—	11,092	—	33,305	—	24,989
Equity component of convertible senior notes	—	—	—	—	—	—	—	108,510
Issuance of common stock in connection with the Teoxane Agreement	—	—	—	—	—	—	—	43,397
Issuance of common stock in connection with offerings, net of issuance costs of $44	—	—	—	—	—	—	—	15,536
Capped call transactions related to the issuance of convertible senior notes	—	—	—	—	—	—	—	(28,865)
Issuance of common stock and awards assumed in connection with the HintMD Acquisition	—	—	—	188,096	—	—	—	188,096
Balance — End of period	—	$1,454,947	—	$1,420,770	—	$1,454,947	—	$1,420,770
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity—(Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Other Accumulated Comprehensive Gain (Loss)
Balance — Beginning of period	—	(2)	—	117	—	—	—	3
Unrealized gain (loss) and adjustment on securities included in net loss	—	(1)	—	(117)	—	(3)	—	(3)
Balance — End of period	—	(3)	—	—	—	(3)	—	—
Accumulated Deficit
Balance — Beginning of period	—	(1,260,478)	—	(966,727)	—	(1,126,293)	—	(844,204)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	9,651	—	—
Net loss	—	(74,376)	—	(81,257)	—	(218,212)	—	(203,780)
Balance — End of period	—	(1,334,854)	—	(1,047,984)	—	(1,334,854)	—	(1,047,984)
Total Stockholders’ Equity	71,838,777	$120,162	66,587,713	$372,853	71,838,777	$120,162	66,587,713	$372,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(218,212)	$(203,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	32,513	24,574
Depreciation and amortization	14,434	5,931
Amortization of debt discount and issuance costs	935	7,576
Amortization of discount on investments	(16)	(1,351)
Other non-cash operating activities	140	474
Non-cash in-process research and development	—	11,184
Changes in operating assets and liabilities:
Accounts receivable	171	(2,492)
Inventories	(4,316)	(3,976)
Prepaid expenses and other current assets	5,141	(1,254)
Operating lease right of use assets	(15,901)	1,085
Other non-current assets	(7,537)	515
Accounts payable	(4,578)	147
Accruals and other liabilities	5,784	17,142
Deferred revenue	(447)	29,883
Operating lease liabilities	13,712	(1,846)
Other non-current liabilities	1,250	—
Net cash used in operating activities	(176,927)	(116,188)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(178,588)	(239,821)
Finance lease prepayments	(7,700)	—
Purchases of property and equipment	(6,018)	(1,890)
Proceeds from maturities of investments	135,000	246,500
Proceeds from sale of investments	—	16,969
Cash paid for HintMD Acquisition, net	—	(818)
Purchase of intangible assets	—	(118)
Net cash provided by (used in) investing activities	(57,306)	20,822
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	21,706	—
Proceeds from the exercise of stock options, common stock warrants and employee stock purchase plan	15,029	5,476
Taxes paid related to net settlement of restricted stock awards	(6,944)	(6,005)
Payment of offering costs	(327)	(337)
Proceeds from issuance of convertible senior notes	—	287,500
Proceeds from issuance of common stock in connection with offerings, net of commissions and discount	—	15,581
Payment of capped call transactions	—	(28,865)
Payment of convertible senior notes transaction costs	—	(9,190)
Net cash provided by financing activities	29,464	264,160
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(204,769)	168,794
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	337,003	171,890
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$132,234	$340,684
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accruals	$1,206	$336
Internally developed software capitalized from stock-based compensation	$792	$415
Issuance of common stock and awards assumed in connection with the HintMD Acquisition	$—	$188,104
Issuance of common stock in connection with the Teoxane Agreement	$—	$43,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
The Company
Revance is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing United States (“U.S.”) regulatory approval. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar (frown) lines, forehead lines and crow’s feet, as well as in two therapeutic indications - cervical dystonia and adult upper limb spasticity. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to Teoxane SA (“Teoxane”)’s line of Resilient Hyaluronic Acid® (“RHA®”) Collection of dermal fillers, the first and only range of U.S. Food and Drug Administration (the “FDA”)-approved fillers for correction of dynamic facial wrinkles and folds, and the OPUL™ Relational Commerce Platform (“OPUL™”). We have also partnered with Viatris (formerly Mylan N.V.) to develop a biosimilar to BOTOX® (“an onabotulinumtoxinA biosimilar”), which would compete in the existing short-acting neuromodulator marketplace.
Since inception, we have devoted substantial efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the onabotulinumtoxinA biosimilar, and the commercial launch of our products and services. As a result, we have incurred losses and negative cash flows from operations. We have not generated substantial revenue to date, and will continue to incur significant research and development, sales and marketing, and other expenses related to our ongoing operations.
Liquidity and Going Concern Assessment
For the three and nine months ended September 30, 2021, we had a net loss of $74.4 million and $218.2 million, respectively. As of September 30, 2021, we had working capital surplus of $228.0 million and an accumulated deficit of $1.3 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers. As of September 30, 2021, we had capital resources of $273.7 million consisting of cash, cash equivalents, and short-term investments.
On October 15, 2021, the FDA issued a Complete Response Letter (“CRL”) regarding our BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA indicated it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. As a result, the potential commercial launch of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines has been delayed. Absent deferring and reducing certain costs previously planned as well as other mitigating actions, the commercial launch delay and its impact on our capital resources would raise substantial doubt with respect to our ability to meet our obligations to continue as a going concern within one year following the filing of this Report.
Despite the delay in approval and in consideration of the cash preservation measures management has identified, we believe that our existing cash, cash equivalents, and short-term investments will allow us to fund our operations for at least 12 months following the filing of this Report while we continue to work with the FDA for the potential approval of our BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. Our plan to preserve cash in order to fund our operations for at least 12 months following the filing of this Report includes, but is not limited to: pausing non-critical hires; deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
activities; and deferring international regulatory and commercial investment for DaxibotulinumtoxinA for Injection. Our plans contemplate continued support for our partnership with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.
The condensed consolidated financial statements have been prepared on a going-concern basis. The condensed consolidated financial statements do not include any adjustments relating to any of the foregoing uncertainties.
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
Use of Estimates & Risks and Uncertainties
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the fair value of assets and liabilities assumed in business combinations, the incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, the period of benefit associated with deferred costs, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, accruals for clinical trial costs, valuation and assumptions underlying stock-based compensation and other equity instruments, the fair value of derivative liability, and income taxes.
The full extent of the impact of the COVID-19 pandemic on the Company’s future operational and financial performance is currently uncertain. The ongoing COVID-19 pandemic has caused a global slowdown of economic activity which has negatively impacted consumer spending, including with respect to our current and potential customers, while also disrupting sales channels and marketing activities. The extent to which the COVID-19 pandemic will further directly or indirectly impact our business, results of operations, financial condition, and liquidity will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The FDA was previously unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Although the FDA inspection process has taken place and we have responded to the FDA’s observations from the inspection, we cannot be certain of how long it will take to remediate deficiencies identified by the FDA during the inspection and respond to the FDA or how quickly or successfully the regulatory approval process will move following our remediation of the deficiencies and our response to the FDA or the future impact of the COVID-19 pandemic on the submissions related to DaxibotulinumtoxinA for Injection in indications outside of glabellar (frown) lines, the progress of clinical trials, supplies and sales of the RHA® Collection of dermal fillers, demand for our products and other aspects of our operations.

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
Recently Adopted Accounting Pronouncement
In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 simplifies the accounting for convertible debt instruments by removing certain requirements to separately account for conversion options embedded in debt instruments that are not required to be accounted for as derivative instruments. ASU 2020-06 also updates and improves the consistency of earnings per share calculations for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method, and the adoption did not have any impact on our consolidated balance sheets as of December 31, 2020. As a result of the adoption, on January 1, 2021, we made certain adjustments to our consolidated balance sheets which consisted of an increase of $98.9 million in Convertible Senior Notes (the 2027 Notes as defined in Note 10), a decrease of $108.5 million in Additional Paid-in Capital and a decrease of $9.7 million in Accumulated Deficit. Additionally, from January 1, 2021, we will no longer incur non-cash interest expense for the amortization of debt discount after adoption, therefore the interest expense for the 2027 Notes, which is included in the “interest expense” on the condensed consolidated statements of operations and comprehensive loss, will be lower compared to fiscal year 2020.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
2. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 14). The following tables present our revenues disaggregated by the timing of transfer of goods or services:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$18,296	$—	$166	$18,462	$46,982	$—	$379	$47,361
Transferred over time	—	1,129	154	1,283	—	4,034	453	4,487
Total	$18,296	$1,129	$320	$19,745	$46,982	$4,034	$832	$51,848

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$2,819	$—	$—	$2,819	$2,868	$—	$—	$2,868
Transferred over time	—	808	208	1,016	—	1,116	208	1,324
Total	$2,819	$808	$208	$3,835	$2,868	$1,116	$208	$4,192
Product Revenue
For the three and nine months ended September 30, 2021, all product revenue was generated from the sale of the RHA® Collection of dermal fillers.
Receivables and contract liabilities from contracts with our product revenue customers are as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Accounts receivables, net	$1,577	$1,687
Contract liabilities:
Deferred revenue, current	$(1,617)	$—
Total contract liabilities	$(1,617)	$—
Collaboration Revenue
Viatris Collaboration and License Agreement
Agreement Terms
We entered into a collaboration and license agreement with Viatris (the “Viatris Collaboration”) in February 2018, pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable fees as of September 30, 2021, and the agreement provides for additional remaining contingent payments of up to $70 million upon the achievement of certain clinical and

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
regulatory milestones and up to $225 million upon specified, tiered sales milestones. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Viatris Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Collaboration are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Collaboration. As of September 30, 2021, the transaction price allocated to the unfulfilled performance obligations was $100.3 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development service to be provided for the development period. For revenue recognition purposes, the development period is estimated to continue through 2025. It is possible that this period will change and is assessed at each reporting date.
For the three and nine months ended September 30, 2021, we recognized revenue related to development services of $1.1 million and $4.0 million, respectively. For the three and nine months ended September 30, 2020, we recognized revenue related to development services of $0.8 million and $1.1 million, respectively.
Fosun License Agreement
Agreement Terms
In December 2018, we entered into a license agreement (the “Fosun License Agreement”) with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun”), whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in mainland China, Hong Kong and Macau (the “Fosun Territory”) and certain sublicense rights.
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
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of September 30, 2021, the transaction price allocated to unfulfilled performance obligation was $31 million.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
For the three and nine months ended September 30, 2021 and 2020, no revenue was recognized from the Fosun License Agreement.
Contract liabilities from contracts with our collaboration revenue customers are as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Contract liabilities:
Deferred revenue, current - Viatris	$9,317	$7,851
Total contract liabilities, current	$9,317	$7,851

Deferred revenue, non-current - Viatris	$42,762	$46,299
Deferred revenue, non-current - Fosun	30,995	30,995
Total contract liabilities, non-current	$73,757	$77,294
Changes in our contract liabilities from contracts with our collaboration revenue customers for the nine months ended September 30, 2021 are as follows:

(in thousands)
Balance on January 1, 2021	$85,145
Revenue recognized	(4,034)
Billings and adjustments, net	1,963
Balance on September 30, 2021	$83,074
Service Revenue
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), and HintMD became a wholly owned subsidiary of Revance. Following the HintMD Acquisition, we began to offer customer payment processing and certain value-added services through the HintMD Platform to aesthetic practices. We also commercially launched OPUL™, the next-generation fintech platform (together with the HintMD Platform, the “Fintech Platform”), in October 2021. The Fintech Platform has not generated material revenue to date. Generally, revenue related to the payment processing service is recognized at a point in time, whereas revenue related to the value-added services is recognized over time.

Receivables and contract assets from contracts with our service revenue customers are as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Accounts receivables, net	$81	$142
Contract assets:
Contract assets, current	$148	$30
Contract assets, non-current	359	85
Total contract assets	$507	$115

3. Business Acquisition
On July 23, 2020, we completed the HintMD Acquisition, and HintMD became a wholly-owned subsidiary of Revance. The following supplemental unaudited pro forma financial information presents the combined results of operations for each of the periods presented, as if the HintMD Acquisition occurred on January 1, 2019. The pro forma financial information is presented for illustrative purposes only, based on currently available information and certain estimates and

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
assumptions we believe are reasonable under the circumstances, and is not necessarily indicative of future results of operations or the results that would have been reported if the HintMD Acquisition had been completed on January 1, 2019. These results were not used as a part of our analysis of the financial results and performance of the business. These results are adjusted and do not include any anticipated synergies or other expected benefits of the acquisition.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Total revenue	$3,863	$4,633
Net loss	$(83,008)	$(216,312)

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

4. Cash Equivalents and Short-Term Investments
The following table is a summary our cash equivalents and short-term investments:

	September 30, 2021			December 31, 2020
		Unrealized
in thousands	Cost	Loss	Fair Value	Cost	Fair Value
Money market funds	$114,267	$—	$114,267	$267,130	$267,130
Commercial paper	124,914	—	124,914	113,446	113,446
Corporate bonds	21,593	(3)	21,590	—	—
Total cash equivalents and available-for-sale securities	$260,774	$(3)	$260,771	$380,576	$380,576

Classified as:
Cash equivalents			$114,267		$277,629
Short-term investments			146,504		102,947
Total cash equivalents and available-for-sale securities			$260,771		$380,576
As of September 30, 2021 and December 31, 2020, we have no other-than-temporary impairments on our available-for-sale securities and the contractual maturities of the available-for-sale securities are less than one-year.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. Intangible Assets, net
The following table sets forth the intangible assets and the remaining useful lives for the intangible assets:

	September 30, 2021				December 31, 2020
(in thousands, except for in years)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	2.7	$32,334	$(10,778)	$21,556	3.4	$32,334	$(4,715)	$27,619
Developed technology	5.1	35,800	(5,161)	30,639	5.6	19,600	(1,362)	18,238
In-process research and development (1)	N/A	—	—	—	N/A	16,200	—	16,200
Customer relationships	2.8	10,300	(3,004)	7,296	3.6	10,300	(1,072)	9,228
Tradename	0.0	100	(100)	—	0.6	100	(42)	58
Total intangible assets		$78,534	$(19,043)	$59,491		$78,534	$(7,191)	$71,343
(1)In-process research and development relates to the research and development of the payment facilitator (“PayFac”) technology to facilitate the processing of customer payments. During the nine months ended September 30, 2021, the in-process research and development assets were placed into service and reclassified as developed technology.

Aggregate amortization expense for the intangible assets presented in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Amortization (1)	$3,512	$2,565	$9,862	$3,239
Selling, general and administrative	653	—	1,990	—
Total amortization expense	$4,165	$2,565	$11,852	$3,239
(1)The amortization expense related to Distribution rights and Developed technology was recorded to “amortization” in the condensed consolidated statement of operations and comprehensive loss.
Based on the amount of intangible assets subject to amortization as of September 30, 2021, the estimated amortization expense for each of the next five fiscal years and thereafter was as follows:

Year Ending December 31,	(in thousands)
2021 remaining three months	$4,156
2022	16,625
2023	16,625
2024	10,837
2025	5,967
2026 and thereafter	5,281
Total	$59,491

6. Inventories
As of September 30, 2021, and December 31, 2020, we had inventories of $10.2 million and $5.9 million, respectively, which were comprised of finished goods related to purchased RHA® Collection of dermal fillers.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

7. Balance Sheet Components
Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Accruals related to:
Compensation	$23,478	$17,374
General expenses	7,448	6,683
Inventories	2,567	1,796
Clinical trials	2,528	3,726
Interest expense	629	1,887
Other current liabilities	2,237	1,472
Total	$38,887	$32,938
Property and Equipment, net
Property and equipment, net consists of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Manufacturing equipment	$20,160	$19,810
Platform and computer software (1)	9,240	6,360
Leasehold improvements	6,767	5,972
Computer equipment	3,823	1,768
Other construction in progress	2,268	1,539
Furniture and fixtures	1,844	1,541
Total property and equipment	44,102	36,990
Less: Accumulated depreciation and amortization	(22,073)	(19,491)
Property and equipment, net	$22,029	$17,499
(1)For the three and nine months ended September 30, 2021, amortization expense for the platform software was $0.2 million and $0.4 million respectively, and was recorded to “amortization” in the condensed consolidated statement of operations and comprehensive loss.

8. Derivative Liability
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
As of September 30, 2021, the fair value of the derivative liability was $3.2 million, which was measured using a term of 0.1 years, a risk-free rate of 0.1% and a credit risk adjustment of 7.5%. As of December 31, 2020, the fair value of the derivative liability was $3.1 million, which was measured using a term of 0.5 years, a risk-free rate of 0.1% and a credit risk adjustment of 7.5%.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
9. Leases
We have non-cancelable operating leases for facilities for research, manufacturing, and administrative functions, and equipment. Our leases have original lease periods expiring between 2027 and 2034. Our facilities operating leases include one or more options to renew for 7 years to 14 years. As of September 30, 2021, the weighted average remaining lease term is 8.6 years. The monthly payments for the facility leases escalate over the facility lease term with the exception of a decrease in payments at the beginning of 2022. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
The operating lease costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$2,224	$1,460	$5,802	$4,310
Variable lease cost (1)	385	282	1,016	631
Total operating lease costs	$2,609	$1,742	$6,818	$4,941
(1)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.
As of September 30, 2021, maturities of our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2021 remaining three months	$2,539
2022	8,298
2023	8,468
2024	8,723
2025	8,981
2026 and thereafter	26,389
Total operating lease payments	63,398
Less imputed interest (1)	(18,103)
Present value of operating lease payments	$45,295
(1)Our lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of 9.8%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.
Supplemental cash flow information related to the operating leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,956	$5,071
Right-of-use assets obtained in exchange for operating lease liabilities	$18,855	$723
Leases Not Yet Commenced
ABPS Fill-and-finish Line
In December 2020, we entered into Amendment No.1 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Aji Bio-Pharma Services, a contract development and manufacturing organization (“ABPS”) (the “ABPS Amendment”). The ABPS Amendment contains a lease related to a dedicated fill-and finish-line for the manufacturing of DaxibotulinumtoxinA for Injection because it has an identified asset

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
that is physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. The embedded lease had not yet commenced as of September 30, 2021. The commencement and recognition of the right-of-use lease asset and lease liabilities related to this embedded lease will take place when we have substantively obtained the right of control, which is expected to be in January 2022.
Under the ABPS Amendment, we are subject to remaining minimum purchase obligations of $3 million for the year ending in December 31, 2021, and $30 million for each of the years ending December 31, 2022, 2023 and 2024. Each party has the right to terminate the ABPS Amendment, without cause, with an 18-month written notice to the other party.
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
The embedded lease has not yet commenced as of September 30, 2021. The commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control, which is currently expected to be in 2022. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the LSNE Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Agreement. Based on our best estimate as of September 30, 2021, our total commitment under the LSNE Agreement will be $20 million for 2022, $13 million for 2023, $18 million for 2024, $25 million for 2025 and $164 million for 2026 and thereafter in aggregate.

Nashville Lease Expansion Premises
In November 2020, we entered into a non-cancelable operating lease for an office space in Nashville, Tennessee (the “Nashville Lease”), which commenced and was recognized on the condensed consolidated balance sheets in June 2021. In July 2021, we entered into the Second Amendment to the Nashville Lease, which provides for the expansion of the initial premises to include an additional 30,591 square feet (the “Expansion Premises”) with an expected term to 2034. The lease commencement date of the Expansion Premises has not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work, which is currently expected in late 2022. The monthly base rent payments for the lease escalate over the term. The total undiscounted basic rent payments determinable for the Expansion Premises are $16 million with an expected term to 2034.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. Convertible Senior Notes
On February 14, 2020, we issued $287.5 million aggregate principal amount of convertible senior notes that are due in 2027 (the “2027 Notes”) pursuant to an indenture, dated February 14, 2020, between us and U.S. Bank National Association, as trustee (the “Indenture”). The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. A portion of the net proceeds from the 2027 Notes were used to purchase the capped call transactions described below and the remainder will be used to fund expenses associated with commercial launch activities for both the RHA® Collection of dermal fillers and, if approved, DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, research and development, and other corporate activities.
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
As a result of the adoption of ASU 2020-06 (Note 1), we reclassified the equity component associated with the 2027 Notes principal and transaction costs from the additional paid-in capital to the convertible senior notes on the condensed consolidated balance sheet. Debt discount was eliminated and the adjustment to the interest expenses was recorded in the accumulated deficit on the condensed consolidated balance sheets.
Interest expense relating to the 2027 Notes in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$1,258	$1,258	$3,773	$3,159
Amortization of debt issuance costs	313	96	935	230
Amortization of debt discount(1)	—	2,976	—	7,346
Total interest expense	$1,571	$4,330	$4,708	$10,735
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
As of September 30, 2021, and December 31, 2020, the convertible senior notes on the condensed consolidated balance sheet represented the carrying amount of the liability component of the 2027 Notes, net of unamortized debt discounts and debt issuance costs (as applicable), which are summarized as follows:

(in thousands)	September 30, 2021	December 31, 2020
2027 Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(7,181)	(5,275)
Less: Unamortized debt discount	—	(101,699)
Carrying amount of 2027 Notes	$280,319	$180,526
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria under ASC 815, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of September 30, 2021, and December 31, 2020, we had not purchased any shares under the capped call transactions.

11. Stockholders’ Equity and Stock-Based Compensation
2014 Equity Incentive Plan (the “2014 EIP”)
On January 1, 2021, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 2,767,146 shares pursuant to the evergreen provision of the 2014 EIP. For the nine months ended September 30, 2021, 649,854 stock options and 1,421,257 restricted stock awards, including 234,350 performance stock awards, were granted under the 2014 EIP. As of September 30, 2021, 2,115,708 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the nine months ended September 30, 2021, 104,090 restricted stock awards were granted under the 2014 IN. As of September 30, 2021, 610,867 shares were available for issuance under the 2014 IN.
Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”)
On July 23, 2020, we registered 1,260,946 shares of common stock under the HintMD Plan, which was assumed by the Company in connection with the HintMD Acquisition. For the nine months ended September 30, 2021, no stock options and no restricted stock awards were granted under the HintMD Plan. As of September 30, 2021, 444,520 shares of common stock were available for issuance under the HintMD Plan.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2021, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares pursuant to the evergreen provision of the 2014 ESPP. As of September 30, 2021, 1,818,238 shares of common stock were available for issuance under the 2014 ESPP.
Net Loss per Share
Our basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, which includes the vested restricted stock awards. The diluted net loss per share is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, shares of common stock underlying the convertible senior notes at the initial conversion price, outstanding stock options, unvested restricted stock awards and performance stock awards were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented below:

	September 30,
	2021	2020
Convertible senior notes	8,878,938	8,878,938
Outstanding common stock options	4,898,630	5,783,695
Unvested restricted stock awards and performance stock awards	3,951,037	3,731,088
Shares of common stock expected to be purchased on December 31st under the 2014 ESPP	89,919	47,074

At-The-Market Offering
In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, having an aggregate offering price of up to $125 million. We are not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3% of the aggregate gross proceeds from each sale of shares of our common stock, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. The 2020 ATM Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.
For the nine months ended September 30, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share, resulting in net proceeds of $21.6 million after sales agent commissions and offering costs. No shares of common stock have been sold under the 2020 ATM Agreement since we filed our 2020 Form 10-K on February 25, 2021. For the year ended December 31, 2020, we sold 2,585,628 shares of common stock under the 2020 ATM Agreement at a weighted average price of $27.18 per share, resulting in net proceeds of $68.2 million after sales agent commissions and offering costs.
As of September 30, 2021, we had $32.6 million available under the 2020 ATM Agreement.
Stock-based Compensation
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$6,624	$7,695	$21,193	$16,566
Research and development	3,914	2,982	11,320	8,008
Total stock based compensation expense	$10,538	$10,677	$32,513	$24,574

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
12. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	September 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$114,267	$114,267	$—	$—
Commercial paper	124,914	—	124,914	—
Corporate bonds	21,590	—	21,590	—
Total assets measured at fair value	$260,771	$114,267	$146,504	$—

Liabilities
Derivative liability	$3,179	$—	$—	$3,179
Total liabilities measured at fair value	$3,179	$—	$—	$3,179

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$267,130	$267,130	$—	$—
Commercial paper	113,446	—	113,446	—
Total assets measured at fair value	$380,576	$267,130	$113,446	$—

Liabilities
Derivative liability	$3,081	$—	$—	$3,081
Total liabilities measured at fair value	$3,081	$—	$—	$3,081

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
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2020	$3,081
Change in fair value	98
Fair value as of September 30, 2021	$3,179
The fair value of the derivative liability was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment (Note 8). Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The significant unobservable inputs used in the fair value measurement of the product approval payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The fair value of the 2027 Notes (Note 10) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes for disclosure purposes only. As of September 30, 2021, and December 31, 2020 the fair value of the 2027 Notes was $329.6 million and $326.2 million respectively.

13. Commitments and Contingencies
Teoxane Agreement
We entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane SA in January 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of RHA® dermal fillers in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement is effective for a term of ten years from product launch in September 2020 and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.

Other Commitments
Our commitment under the ABPS Amendment and the LSNE Agreement were discussed in Note 9—Leases.
Other Contingencies
We are obligated to make a $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”) upon achievement of a certain regulatory milestone. As of September 30, 2021, the milestone had not been achieved. We are also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
We entered into an asset purchase agreement with Botulinum Toxin Research Associates, Inc. (“BTRX”), under which we are obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events.
Indemnification
We have standard indemnification agreements in the ordinary course of business. Under these indemnification agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to our technology. The term of these indemnification agreements is generally perpetual after the execution of the agreements. The maximum potential amount of future payments we are obligated to pay under other indemnification agreements is not determinable because it involves claims for indemnification that may be made against us in the future but have not been made. We have not yet incurred material costs to defend lawsuits or settle claims related to indemnification agreements.
We have indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
For the nine months ended September 30, 2021, no amounts associated with the indemnification agreements have been recorded.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Litigation
In October 2021, Allergan, Inc. and Allergan Pharmaceuticals Ireland (collectively, “Allergan”) filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the United States District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DaxibotulinumtoxinA for Injection and our and ABPS’s manufacturing process used to produce DaxibotulinumtoxinA for Injection infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute Allergan’s claims and intend to defend the matter vigorously. In November 2021, we filed a motion to dismiss, but we cannot be certain of whether the motion will be granted.

14. Segment Information
Reportable Segments
We report segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
We have two reportable segments: the Product Segment and the Service Segment. Each reportable segment represents a component, or an operating segment, for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining resource allocations and performance evaluation. We also considered whether the identified operating segments should be further aggregated based on factors including economic characteristics, the nature of products and services, production processes, customer base, distribution methods, and regulatory environment; however, no such aggregation was made due to dissimilarity of the operating segments.
Product Segment
Our Product Segment refers to the business that includes the research and development of DaxibotulinumtoxinA for Injection for aesthetic and therapeutic indications, the RHA® Collection of dermal fillers, our onabotulinumtoxinA biosimilar program in partnership with Viatris, and the U.S. distribution of the RHA® Collection of dermal fillers. Our product and collaboration revenues and related expenses are included in Product Segment.
Service Segment
Our Service Segment refers to the business that includes the development and commercialization of the Fintech Platform.
Corporate and other expenses include operating expense related to general and administrative expenses, depreciation and amortization, stock-based compensation, in-process research and development and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. Intersegment revenue was $0.5 million and $0.8 million for the three and nine months ended September 30, 2021, respectively. There was no intersegment revenue for the three and nine months ended September 30, 2020.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Product Segment	$19,425	$3,627	$51,016	$3,984
Service Segment	320	208	832	208
Total revenue	$19,745	$3,835	$51,848	$4,192
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Loss from operations:
Product Segment	$(36,298)	$(46,243)	$(108,982)	$(115,649)
Service Segment	(4,155)	(2,813)	(12,178)	(2,813)
Corporate and other expenses	(32,270)	(28,072)	(91,912)	(76,731)
Total loss from operations	$(72,723)	$(77,128)	$(213,072)	$(195,193)
We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this Report and in conjunction with our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021 (the “FY2020 10-K”).
This Report including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook, milestone expectations, future expenses, future revenue, expected cash runway, strategic priorities, cash preservation plans and financial performance; anticipated growth, market demand, conditions and trends relevant to our business; our ability to remediate manufacturing related deficiencies identified by the U.S. Food and Drug Administration (the "FDA") in connection with the biologics license application (the “BLA”) for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines; our ability to obtain, and the timing relating to, regulatory submissions, meetings and approvals with respect to our drug product candidates, including with respect to the Type A meeting related to and anticipated approval of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines and RHA® 1; our future responses to and the effects of the COVID-19 pandemic; our ability to complete the integration of HintMD and achieve the anticipated benefits of our acquisition of Hint, Inc. (the “HintMD Acquisition”); the timing of the migration of HintMD Platform customers to the OPUL™ Relational Commerce Platform ( “OPUL™”, and together with the HintMD Platform, the “Fintech Platform”); our expectations regarding OPUL™, including its profitability, ability to scale, features and functionalities and benefits to practices and patients; the process and timing of, and ability to complete, the current and anticipated clinical development of our product candidates including the outcome of those clinical studies and trials; the initiation, design, enrollment, submission, timing and results of our clinical studies; the safety, efficacy and duration of DaxibotulinumtoxinA for Injection; the design for the JUNIPER Phase 3 program; our development of an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace; our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection; our ability to continue to build our own sales and marketing capabilities; our ability to defend ourselves in suits brought against us; our business strategy, timeline and other goals, plans and prospects, including our commercialization plans and ability to continue to commercialize Teoxane SA’s (“Teoxane”) line of Resilient Hyaluronic Acid® dermal fillers and DaxibotulinumtoxinA for Injection; and the potential benefits of our drug product candidates and our technologies are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Report.
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

•Our success as a company is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection, and RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds (collectively, the “RHA® Collection of dermal fillers”) and future hyaluronic acid filler advancements and products by Teoxane (collectively the “RHA® Pipeline Products”). Our ability to finance our business and generate revenue depends on the successful development, regulatory approval and commercialization of these product candidates, an onabotulinumtoxinA biosimilar or any future product candidates. If we experience delays or are unable to successfully complete the development or regulatory approval process or commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business. We received a Complete Response Letter (“CRL”) from the FDA for the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, which has delayed our ability to commercialize and generate revenue from DaxibotulinumtoxinA for Injection, if at all.
•We may be unable to remediate the deficiencies identified by the FDA during the inspection of our manufacturing facility or obtain regulatory approval for DaxibotulinumtoxinA for Injection or obtain approval for an onabotulinumtoxinA biosimilar or future product candidates in a timely manner or at all.
•Our cash preservation measures may be insufficient, and we may require substantial additional financing to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and sales efforts, and other operations.
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
•If we are not able to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, including through any third-party manufacturers, as well as acquire supplies of the RHA® Collection of dermal fillers from Teoxane, our product development, commercialization and sales efforts and our ability to generate revenue may be adversely affected.

•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results or actual patient outcomes.
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
•We use third-party collaborators, including Viatris Inc. (formerly Mylan N.V.) (“Viatris”), Fosun, Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“ABPS”) and Lyophilization Services of New England, Inc. (“LSNE”), to help us develop, validate, manufacture and/or commercialize product candidates. Our ability to commercialize these product candidates could be impaired or delayed if these collaborations are unsuccessful.
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
•If our efforts to protect our intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, any future product candidates, including an onabotulinumtoxinA biosimilar, or the Fintech Platform are not adequate, we may not be able to compete effectively. Additionally, we are currently and in the future may become involved in lawsuits or administrative proceedings to defend against claims that we infringe the intellectual property of others and to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.
•If securities, product liability or other lawsuits are brought against us and we cannot successfully defend ourselves, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.

Overview
Revance is a biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed a Phase 3 program for DaxibotulinumtoxinA for Injection in glabellar (frown) lines and are pursuing U.S. regulatory approval. We are also evaluating DaxibotulinumtoxinA for Injection in the full upper face, including glabellar (frown) lines, forehead lines and crow’s feet, as well as in two therapeutic indications - cervical dystonia and adult upper limb spasticity. To accompany DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to the RHA® Collection of dermal fillers, the first and only range of the FDA-approved fillers for correction of dynamic facial wrinkles and folds, and the OPUL™ Relational Commerce Platform. We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace. We are dedicated to making a difference by transforming patient experiences.
Impact of the COVID-19 Pandemic on Our Operations
The full extent of the impact of the COVID-19 pandemic on the Company’s future operational and financial performance is currently uncertain. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, our ability to obtain approval of our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. The COVID-19 pandemic has caused delays in the regulatory approval process for DaxibotulinumtoxinA for Injection. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA reiterated that an inspection of our manufacturing facility was required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Although the FDA inspection process and our response to the FDA's observations from the inspection have taken place, we cannot be certain of how long it will take to remediate deficiencies identified by the FDA during the inspection and respond to the FDA or how quickly or successfully the regulatory approval process will move following our remediation of the deficiencies and our response to the FDA or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar (frown) lines or on any supplemental BLAs we may file.
Our supply of and our ability to commercialize the RHA® Collection of dermal fillers has been impacted by the ongoing COVID-19 pandemic. The product supply of the RHA® Collection of dermal fillers was delayed by our distribution partner Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution in early 2020 in response to the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, our initial product launch of the RHA® Collection of dermal fillers was delayed by one quarter to September 2020. In addition, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for the production of our products. We have taken steps to build sufficient levels of inventory to help mitigate potential future supply chain disruptions, but we cannot be certain of whether we will experience additional delays in the future.
Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. The COVID-19 pandemic has and may further delay enrollment in and the progress of our current and future clinical trials. Even as restrictions have been lifted in many jurisdictions and vaccines are widely available in the United States and certain other countries, the COVID-19 pandemic may continue to result in government imposed quarantines and consume hospital resources, especially if infection rates rise or more contagious variants spread. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 pandemic. The trial was originally designed to include 128 subjects. Due to COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, in June 2020, we announced the decision to end screening and complete the JUNIPER trial with the 83 patients enrolled at that time. We released topline results from the Phase 2 study in February 2021, which informed our dosing strategy for the Phase 3 program.

The COVID-19 pandemic has caused and may continue to cause general business disruption worldwide. In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Throughout the COVID-19 pandemic, certain manufacturing, quality and laboratory-based employees continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and have begun to transition employees back on-site in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, if the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations, which could disrupt our clinical trials, sales activities and other operations.
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, our manufacturing operations, supply chain, end user demand for our products and services, commercialization efforts, business operations, clinical trials and other aspects of our business, the healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity, and results of operations.
Fintech Platform
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), and HintMD became a wholly owned subsidiary of Revance. HintMD operates the HintMD Platform, the legacy payment solution and practice management tool for medical aesthetic practices, and OPUL™, the next-generation fintech platform.
Recent Developments
Status of BLA for DaxibotulinumtoxinA for Injection
In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA reiterated that an inspection of our manufacturing facility was required as part of the BLA approval process, but the FDA was unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA initiated the pre-approval inspection of our manufacturing facility in June 2021. Following the inspection, the FDA provided us with its observations in a Form 483, and we responded to those observations in July 2021.
On October 15, 2021, we announced that the FDA issued a CRL regarding the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA determined it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. No other deficiencies were identified in the CRL. Following our receipt of the CRL, the Company received additional information from the FDA, and plans to file a Type A meeting request to gain clarity and alignment on the requirements for approval.
RHA® Collection of Dermal Fillers
We launched the RHA® Collection of dermal fillers in 2020, and we recognized $18.3 million in product revenue, and $5.8 million in cost of product revenue (exclusive of amortization) for the three months ended September 30, 2021, and $47.0 million in product revenue and $15.5 million in cost of product revenue (exclusive of amortization) for the nine months ended September 30, 2021.

OPUL™
In April 2021, HintMD became a registered payment facilitator (“PayFac”), and the company launched the next-generation HintMD Platform, OPUL™ (together with the HintMD Platform, the “Fintech Platform”), in beta form to select customers. In October 2021, we announced the commercial launch of OPUL™ and made it generally available. OPUL™ is a Relational Commerce Platform that provides payment solutions, practice data analytics and enhanced customer service to foster increased consumer loyalty and retention, specifically designed for aesthetic practices in the U.S. We will continue to offer the legacy HintMD Platform to existing HintMD customers with a phased migration to OPUL™ through 2022.
DaxibotulinumtoxinA for Injection for the Treatment of Cervical Dystonia
In November 2021, we announced positive topline results from the ASPEN-OLS Phase 3 study of DaxibotulinumtoxinA for Injection for the treatment of adults with cervical dystonia. ASPEN-OLS is a Phase 3, open-label, multi-center trial to evaluate the long-term safety and efficacy of repeat treatments of DaxibotulinumtoxinA for Injection in adults with cervical dystonia. Subjects could receive up to four treatments over a 52-week period. Doses evaluated included 125, 200, 250 and 300 units. The study enrolled a total of 357 subjects at 64 sites in the U.S., Canada and Europe.

In all dose groups, DaxibotulinumToxinA for Injection appeared to be generally safe and well tolerated. The most common treatment-related adverse events were muscular weakness (4.9% of treatments administered), dysphagia (4.2% of treatments administered) and injection site pain (2.7% of treatments administered). There were no serious treatment-related adverse events or dose-dependent increases in adverse events observed. The median duration of effect, defined by the time to reach the Target Toronto Western Spasmodic Torticollis Rating Scale (TWSTRS) Score, ranged from 19.9 weeks to 26.0 weeks across doses within the evaluable treatment cycles.

Results of Operations
We have two reportable segments: the Product Segment and the Service Segment. Our Product Segment refers to the business that includes the research and development of DaxibotulinumtoxinA for Injection for aesthetic and therapeutic indications, the RHA® Collection of dermal fillers, onabotulinumtoxinA biosimilar program in partnership with Viatris, as well as the U.S. distribution of the RHA® Collection of dermal fillers. Our product and collaboration revenues and related expenses are included in Product Segment. Our Service Segment refers to the business of the development and commercialization of the Fintech Platform described previously.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Product revenue	$18,296	$2,819	549%	$46,982	$2,868	1,538%
Collaboration revenue	1,129	808	40%	4,034	1,116	261%
Service revenue	320	208	54%	$832	208	300%
Total revenue	$19,745	$3,835	415%	$51,848	$4,192	1,137%
Product Revenue
We have only generated product revenue from the sale of the RHA® Collection of dermal fillers. The initial sale of the RHA® Collection of dermal fillers took place in June 2020 in connection with the PrevU program, which was a pre-launch educational and training program for select practices. The formal launch of the RHA® Collection of dermal fillers took place in September 2020.
For the three and nine months ended September 30, 2021, our product revenue increased compared to the same period in 2020 due to higher sales volumes of the RHA® Collection of dermal fillers.

Collaboration Revenue
We are in the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work.
For the three and nine months ended September 30, 2021, our collaboration revenue increased compared to the same periods in 2020, due to increased development activities from the Viatris Collaboration.
Service Revenue
Our service revenue is generated from the Fintech Platform, which earns revenues through payment processing fees, generally net of costs, and value-added services. In our HintMD Platform service offerings, we generally recognize service revenue net of costs as an accounting agent. Service revenue and related costs recognized from the OPUL™ are presented gross on the condensed consolidated statements of operations and comprehensive loss.
For the three and nine months ended September 30, 2021, our service revenue increased compared to the same periods in 2020 as we did not begin to recognize service revenue until the completion of the HintMD Acquisition in July 2020.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$5,827	$1,081	439%	$15,453	$1,102	1,302%
Cost of service revenue (exclusive of amortization)	59	4	1,375%	76	4	1,800%
Selling, general and administrative	52,782	48,183	10%	152,385	99,013	54%
Research and development	30,095	29,130	3%	86,787	96,027	(10)%
Amortization	3,705	2,565	44%	10,219	3,239	215%
Total operating expenses	$92,468	$80,963	14%	$264,920	$199,385	33%
Our operating expenses consist of costs of product revenue (exclusive of amortization), cost of service revenue (exclusive of amortization), selling, general and administrative expenses, research and development expenses, and amortization. The largest component of our operating expenses is our personnel costs, including stock-based compensation, which is a subset of our selling, general and administrative and research and development expenses. We have taken prudent measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the potential approval of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. If our cash preservation measures are not sufficient or we are not able to remediate the deficiencies identified in the CRL, and the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines is not approved on a timely basis or at all, we may be required to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter some of our development programs, commercialization efforts and other aspects of our business plan. If the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines is approved, following approval, we expect our operating expenses to increase as we increase sales and marketing activities to commercialize DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, for the continued commercialization of the RHA® Collection of dermal fillers and OPUL™, add additional members to our sales force and take other actions to prepare for the commercialization of DaxibotulinumtoxinA for Injection. We also expect our operating expenses related to research and development to decrease in the near term as we complete existing clinical trials and associated programs related to DaxibotulinumtoxinA for Injection for certain indications . These expenses may increase to the extent we conduct clinical trials for additional indications and depending on the need for additional clinical trials for the current indications we are pursuing.

Cost of Product Revenue (exclusive of amortization)
Cost of product revenue (exclusive of amortization) primarily consists of the cost of inventory and distribution expenses related to the RHA® Collection of dermal fillers. We did not incur cost of product revenue (exclusive of amortization) until the first delivery of the RHA® Collection of dermal fillers in June 2020 in connection with the PrevU program, and we did not incur meaningful cost of product revenue until formal launch in September 2020.
For the three and nine months ended September 30, 2021, our cost of product revenue (exclusive of amortization) increased compared to the same period in 2020 due to higher sales volumes of the RHA® Collection of dermal fillers.
Cost of Service Revenue (exclusive of amortization)
For the three months ended September 30, 2021, cost of service revenue (exclusive of amortization) consists of interchange and various fees from the beta launch of the OPUL™ and other miscellaneous fulfillment costs related to the HintMD Platform.
For the three and nine months ended September 30, 2021, such costs for the Fintech Platform were minimal. We expect the cost of service revenue (exclusive of amortization) to increase in the future as we expand the general availability of OPUL™ for existing and new customers and due to the change to the gross accounting presentation of revenue and costs associated with OPUL™.
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
We have taken prudent measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the potential approval of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. If the BLA for DaxibotulinumtoxinA for Injection is approved, following approval, we expect our operating expenses to increase as we increase sales and marketing activities to commercialize DaxibotulinumtoxinA for Injection, for the continued commercialization of the RHA® Collection of dermal fillers and OPUL™, to add additional members to our sales force and take other actions to prepare for the commercialization of DaxibotulinumtoxinA for Injection.
Our selling, general and administration expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$45,146	$39,816	13%	$128,329	$81,296	58%
Stock-based compensation	6,624	7,695	(14)%	21,193	16,566	28%
Depreciation and amortization	1,012	672	51%	2,863	1,151	149%
Total selling, general and administrative expenses	$52,782	$48,183	10%	$152,385	$99,013	54%

Selling, general and administrative expenses before stock-based compensation
For the three months ended September 30, 2021, selling, general and administrative expenses increased by $5.3 million, or 13% compared to the same period in 2020, primarily due to an increase in sales and marketing expenses of $3.5 million attributed to the Product Segment.
For the nine months ended September 30, 2021, selling, general and administrative expenses increased by $47.0 million, or 58% compared to the same period in 2020, primarily due to an increase in sales and marketing expenses of $35.9 million and $2.1 million attributed to the Product Segment and the Service Segment, respectively.
The increases in sales and marketing expenses in the Product Segment were primarily related to the promotional, professional education, and sales and marketing activities for the RHA® Collection of dermal fillers and pre-commercial activities for DaxibotulinumtoxinA for Injection. The increases in sales and marketing expenses in the Service Segment were primarily related to the increase in headcount from the HintMD Acquisition in July 2020. The remaining increases were attributed to general and administrative expenses, which were primarily related to increased compensation costs from onboarded HintMD team members and other personnel and costs related to investment in information technology infrastructure and administrative functions to support our continued growth as a commercial company with an expanding portfolio of products and services.
Stock-based compensation
For the three months ended September 30, 2021, stock-based compensation included in selling, general and administrative expenses decreased by $1.1 million, or 14% compared to the same period in 2020. The decrease was primarily due to the vesting of certain performance stock awards in the third quarter of 2020. No performance stock awards vested in the third quarter of 2021.
For the nine months ended September 30, 2021, stock-based compensation included in selling, general and administrative expenses increased by $4.6 million, or 28% compared to the same period in 2020. The increase was primarily due to more stock award grants related to increased employee headcount in selling, general and administrative functions.
Research and Development Expenses
In the Product Segment, we do not believe that allocation of all costs by product candidate would be meaningful; therefore, we generally do not track these costs by product candidates unless contractually required by our business partners. In the Service Segment, our research and development expenses relate to the development and introduction of new functionalities and features of OPUL™ that are not subjected to capitalization.
Research and development expenses consist primarily of:
•salaries and related expenses for personnel in research and development functions, including stock-based compensation;
•expenses related to the initiation and completion of clinical trials and studies for DaxibotulinumtoxinA for Injection, future innovations related to the RHA® Collection of dermal fillers and an onabotulinumtoxinA biosimilar, including expenses related to the production of clinical supplies;
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
•expenses related to compliance with drug development regulatory requirements in the U.S. and other foreign jurisdictions;
•expenses related to the development of new features and functionalities of OPUL™ and services that are not subjected to capitalization;
•depreciation and other allocated expenses; and
•charges from the RHA® Collection of dermal fillers asset acquisition related to in-process research and development.
Our research and development expenses are subject to numerous uncertainties, primarily related to the timing and cost needed to complete our respective projects. In our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development costs to decrease in the near term, primarily due to the completion of our existing clinical development of DaxibotulinumtoxinA for Injection for various indications, offset by collaboration activities related to developing an onabotulinumtoxinA biosimilar, continued product development related to OPUL™ not subjected to software capitalization, and certain shared development costs with Teoxane related to future dermal filler innovations and indications. However, these expenses may increase to the extent we conduct clinical trials for additional indications and depending on the need for additional clinical trials for the current indications we are pursuing. We have taken prudent measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the potential approval of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. We plan to defer the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities.

Our research and development expenses fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.

Our research and development expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Manufacturing and quality	$11,701	$9,148	28%	$33,296	$26,559	25%
Clinical and regulatory	7,294	12,637	(42)%	21,673	40,156	(46)%
Stock-based compensation	3,914	2,982	31%	11,320	8,008	41%
Platform and software development	4,044	1,473	175%	10,138	1,473	588%
Other research and development expenses	2,709	2,349	15%	9,008	7,106	27%
Depreciation and amortization	433	541	(20)%	1,352	1,541	(12)%
In-process research and development	—	—	N/M	—	11,184	N/M
Total research and development expenses	$30,095	$29,130	3%	$86,787	$96,027	(10)%
N/M - Not meaningful
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs, and pre-approval manufacturing of drug products used in our research and development of DaxibotulinumtoxinA for Injection or for anticipated commercial launch. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our products to support quality control and assurance activities. For the three months ended September 30, 2021 and 2020, manufacturing and quality expenses were $11.7 million, or 39%, and $9.1 million, or 31% respectively, of the total research and development expenses for the respective periods. For the nine months ended September 30, 2021 and 2020, manufacturing and quality expenses were $33.3 million, or 38%, and $26.6 million, or 28%, respectively, of the total research and development expenses for the respective periods.
For the three months ended September 30, 2021, manufacturing and quality expenses increased by $2.6 million, or 28%, compared to the same period in 2020. For the nine months ended September 30, 2021, manufacturing and quality expenses increased by $6.7 million, or 25% compared to the same period in 2020. The increases were primarily due to expenses related to pre-commercial manufacturing and quality activities, including hiring additional personnel in anticipation and support of FDA inspections and the approval process of DaxibotulinumtoxinA for Injection. We expect that our manufacturing and quality expenses will remain at the current level until the potential approval of DaxibotulinumtoxinA for Injection. Certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs if approval of DaxibotulinumtoxinA for Injection is obtained.
Clinical and regulatory
Clinical and regulatory expenses include costs related to personnel, external clinical sites for clinical trials, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the clinical development of DaxibotulinumtoxinA for Injection. For the three months ended September 30, 2021 and 2020, clinical and regulatory costs totaled $7.3 million, or 24%, and $12.6 million, or 43%, respectively, of the total research and development expenses for the respective periods. For the nine months ended September 30, 2021 and 2020, clinical and regulatory costs totaled $21.7 million, or 25%, and $40.2 million, or 42%, respectively, of the total research and development expenses for the respective periods.
For the three months ended September 30, 2021, clinical and regulatory expenses decreased by $5.3 million, or 42% compared to the same periods in 2020. For the nine months ended September 30, 2021, clinical and regulatory expenses decreased by $18.5 million, or 46% compared to the same period in 2020. The decreases were primarily the result of the completion of multiple clinical trials in 2020, offset by ongoing BLA regulatory support. We expect clinical and regulatory expenses to decrease in the near term because we completed our existing clinical development of DaxibotulinumtoxinA for

Injection for the treatment of moderate to severe glabellar (frown) lines, forehead lines, lateral canthal lines (“crow’s feet”) and have completed clinical trials for cervical dystonia and adult upper limb spasticity. However, these expenses may increase to the extent we conduct clinical trials for additional indications and depending on the need for additional clinical trials for the current indications we are pursuing.
Stock-based compensation
For the three months ended September 30, 2021, stock-based compensation included in research and development expenses increased by $0.9 million, or 31%, compared to the same period in 2020. For the nine months ended September 30, 2021, stock-based compensation included in research and development expenses increased by $3.3 million, or 41%, compared to the same period in 2020. The increases were primarily due to more stock award grants related to increased employee headcount in research and development related functions.
Platform and software development
Platform and software development include expenses associated with research and development activities in the Service Segment, which primarily represent the costs of developing new functionality or features of OPUL™ that are not subject to capitalization. For the three and nine months ended September 30, 2021, platform and software development expenses were $4.0 million, or 13%, and $10.1 million, or 12%, respectively, of the total research and development expenses. For the three and nine months ended September 30, 2020, platform and software development expenses were $1.5 million, or 5%, and $1.5 million, or 2%, respectively, of the total research and development expenses.
For the three months ended September 30, 2021, platform and software development expenses increased by $2.6 million, or 175% compared to the same period in 2020. For the nine months ended September 30, 2021, platform and software development expenses increased by $8.7 million, or 588% compared to the same period in 2020. The increases were primarily related to the timing of the HintMD Acquisition. We did not begin to incur platform and software development expenses until after July 2020.
Other research and development expenses
Other research and development expenses include expenses for personnel, contract research organizations, consultants, and supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar. For the three months ended September 30, 2021 and 2020, other research and development expenses were $2.7 million, or 9%, and $2.3 million, or 8%, respectively, of the total research and development expenses for the respective periods.
For the three months ended September 30, 2021, other research and development expenses increased by $0.4 million, or 15% compared to the same period in 2020. For the nine months ended September 30, 2021, other research and development expenses increased by $1.9 million, or 27% compared to the same period in 2020. The increases were primarily due to additional activities related to the onabotulinumtoxinA biosimilar program.
In-process research and development
In connection with the Teoxane Agreement entered into in January 2020, $11.2 million of the aggregate purchase consideration was recognized as in-process research and development expense in the first quarter of 2020, which was the estimated allocation to RHA® Pipeline Products. This was a one-time non-recurring charge.

Amortization
For the three months ended September 30, 2021, amortization increased by $1.1 million, or 44% compared to the same period in 2020. For the nine months ended September 30, 2021, amortization increased by $7.0 million, or 215%, compared to the same period in 2020. The increases were due to the amortization of distribution rights from the Teoxane Agreement beginning in the second quarter of 2020, the amortization of developed technology resulting from the HintMD Acquisition beginning in the third quarter of 2020. Additionally, in the second quarter of 2021, the in-process research and development assets and the platform software were placed in service. As a result, we started to record amortization expense related to these assets. We expect such expense to increase due to a full year of amortization associated with intangible assets acquired in the HintMD Acquisition.
Net Non-Operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Interest income	$84	$413	(80)%	$266	$2,868	(91)%
Interest expense	(1,571)	(4,334)	(64)%	(4,700)	(10,738)	(56)%
Change in fair value of derivative liability	(20)	(62)	(68)%	(98)	(211)	(54)%
Other expense, net	(146)	(146)	—%	(608)	(406)	50%
Total net non-operating expense	$(1,653)	$(4,129)	(60)%	$(5,140)	$(8,487)	(39)%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense primarily includes cash and non-cash components from the 2027 Notes. The cash component of the interest expense represents the contractual interest charges. In 2020, the non-cash component of the interest expense represented the amortization of debt discount and issuance costs for our 2027 Notes. In 2021, we adopted ASU 2020-06, which eliminated the recognition and amortization of debt discount as a non-cash interest expense component for our 2027 Notes. For the three months ended September 30, 2021, interest expense decreased by $2.8 million, or 64% compared to the same period in 2020. For the nine months ended September 30, 2021, interest expense decreased by $6.0 million, or 56% compared to the same period in 2020. The decreases were primarily due to the aforementioned adoption of ASU 2020-06 in 2021.
Change in Fair Value of Derivative Liability
The derivative liability on our condensed consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of derivative liability until paid.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	September 30, 2021	December 31, 2020	Decrease
Cash, cash equivalents, and short-term investments	$273,681	$436,505	$(162,824)
Working capital	$228,009	$389,039	$(161,030)
Stockholders’ equity	$120,162	$374,290	$(254,128)

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
As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and short-term investments of $273.7 million and $436.5 million, respectively, which represented a decrease of $162.8 million. The decrease was primarily due to cash used in operating activities of $176.9 million, finance lease prepayments of $7.7 million, net settlement of restricted stock awards for employee taxes of $6.9 million, purchase of property and equipment of $6.0 million, and payments of offering costs of $0.3 million. These decreases were primarily offset by the issuance of shares of our common stock in connection with the at-the-market offering program, net of commissions, of $21.7 million, and the proceeds from the exercise of stock options and the purchase of shares of our common stock under the 2014 ESPP of $15.0 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(176,927)	$(116,188)
Investing activities	$(57,306)	$20,822
Financing activities	$29,464	$264,160

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
For the nine months ended September 30, 2021, net cash used in operating activities was $176.9 million, which was primarily due to personnel and compensation costs of approximately $95 million; professional services and consulting fees of approximately $71.5 million; rent, supplies and utilities expenses of approximately $36.9 million; clinical trials expenses of approximately $8.9 million; legal and other administrative expense of approximately $11.4 million; and the 2027 Notes interest paid of approximately $4.8 million, offset by approximately $51.6 million from product and service revenue.
For the nine months ended September 30, 2020, net cash used in operating activities was $116.2 million, which was primarily due to professional services and consulting fees of approximately $47 million; personnel and compensation costs of approximately $45 million; clinical trials expenses of approximately $31 million; rent, supplies and utilities expenses of approximately $15 million; legal and other administrative expenses of approximately $6.9 million; and the 2027 Notes interest paid of approximately $2.1 million; offset by a $30 million payment received from Viatris, and a $0.9 million milestone payment received from Fosun.
Cash Flows from Investing Activities
For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was primarily due to fluctuations in the timing of purchases, sale and maturities of investments, purchases of property and equipment, prepayments for a finance lease, and in 2020, the purchase of intangible assets as well as the net cash paid for HintMD Acquisition.
Cash Flows from Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities was driven by the at-the-market offering program, net of commissions, and proceeds from the exercise of stock options and employee stock purchase plan. The inflows were offset by the net settlement of restricted stock awards for employee taxes and payments of offering costs. For the nine months ended September 30, 2020, net cash provided by financing activities was driven by proceeds from the issuance of the 2027 Notes (as described below), proceeds from the issuance of common stock in connection with the follow-on public offering (as described below), net of commissions and discount, and proceeds from the exercise of stock options, common stock warrants, and the employee stock purchase plan. The inflows were offset by payment of capped call transactions, payments of offering costs and convertible senior notes transaction costs, and net settlement of restricted stock awards for employee taxes.
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
At-The-Market Offering
For the nine months ended September 30, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share resulting in net proceeds of $21.6 million after sales agent commissions and offering costs. No shares of common stock were sold under the 2020 ATM Agreement after the filing of our FY2020 10-K. As of September 30, 2021, we had $32.6 million available under the 2020 ATM Agreement.
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
Common Stock and Common Stock Equivalents
As of October 28, 2021, outstanding shares of common stock were 71.8 million, outstanding stock options were 4.9 million, unvested restricted stock awards and performance stock awards were 3.8 million, shares expected to be purchased on December 31, 2021 under the 2014 ESPP were 0.1 million, and shares of common stock underlying the 2027 Notes is 8.9 million based upon the initial conversion price.

Operating and Capital Expenditure Requirements
Since inception, we have devoted substantial efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the onabotulinumtoxinA biosimilar, and the commercial launch of our products and services. As a result, we have incurred losses and negative cash flows from operations. We have not generated substantial revenue to date, and will continue to incur significant research and development, sales and marketing, and other expenses related to our ongoing operations. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers. Our capital requirements and operating plan may change as a result of many factors, the most significant of which relates to the timing of potential approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines.
On October 15, 2021, the FDA issued a CRL regarding our BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA indicated it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. As a result, the potential commercial launch of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines has been delayed. Absent deferring and reducing certain costs previously planned as well as other mitigating actions, the commercial launch delay and its impact on our capital resources would raise substantial doubt with respect to our ability to meet our obligations to continue as a going concern within one year following the filing of this Report. Despite the delay in approval and in consideration of the cash preservation measures management has identified, we believe that our existing cash, cash equivalents, and short-term investments will allow us to fund our operations for at least 12 months following the filing of this Report while we continue to work with the FDA for the potential approval of our BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. We will focus our capital allocation on supporting the following strategic priorities: 1) obtaining FDA approval for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines as soon as possible; 2) increasing revenue in the U.S. dermal filler market with the RHA® Collection; and 3) expanding and deepening customer relationships through the OPUL™ platform. In addition, we are taking prudent measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility.Our plan to preserve cash in order to fund our operations for at least 12 months following the filing of this Report includes, but is not limited to: pausing non-critical hires; deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities; and deferring international regulatory and commercial investment for DaxibotulinumtoxinA for Injection. Our plans contemplate continued support for our partnership with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.
Given the delay in the FDA’s potential approval of our BLA for DaxibotulinumtoxinA for Injection, it will take longer than anticipated to generate revenue sufficient to fund our operations, and we may need to seek additional capital. If our cash preservation measures are not sufficient or we are not able to remediate the deficiencies identified in the CRL, and the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines is not approved on a timely basis or at all, we may be required to continue to reduce operating expenses and delay, reduce the scope of, discontinue or alter some of our development programs, commercialization efforts and other aspects of our business plan.
If the BLA for DaxibotulinumtoxinA for Injection is approved, following approval, we expect to increase operating expenditures with respect to: activities required to support the preparation for and commercialization for DaxibotulinumtoxinA for Injection; internal and external manufacturing capabilities; sales and marketing activities related to the RHA® Collection of dermal fillers; the development and continued commercialization of OPUL™; the completion of clinical trials and associated programs relating to DaxibotulinumtoxinA for Injection for various indications, an onabotulinumtoxinA biosimilar and our investment in future innovations in the RHA® Pipeline Products; and the procurement of regulatory approval for DaxibotulinumtoxinA for Injection for various indications and an onabotulinumtoxinA biosimilar.
In order to meet additional cash requirements, we may seek to sell additional equity or debt, convertible debt or other securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. In addition, developments with respect to the BLA for DaxibotulinumtoxinA for Injection, other aspects of our business and uncertain market conditions, including as a result of the ongoing COVID-19 pandemic, may limit our ability to access capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.
If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials and research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, an onabotulinumtoxinA biosimilar and any future product candidates, and the development and commercialization of OPUL™, or scale back the establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our services and product candidates, if approved.
Please read Part II, Item 1A. “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Estimates
For the nine months ended September 30, 2021, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our FY2020 10-K.

Contractual Obligations
Except as follows, there were no material changes in our contractual obligations as of September 30, 2021, from those as of December 31, 2020 as reported in our FY2020 10-K.
LSNE Agreement
In April 2021, we and LSNE entered into a commercial supply agreement (the “LSNE Agreement”) pursuant to which LSNE would serve as a non-exclusive manufacturer and supplier of our anticipated products currently under development (the “Products”). The LSNE Agreement provides us with an additional source of drug manufacturing to support clinical development and commercialization of the Products to potentially mitigate supply chain risk. Pursuant to the LSNE Agreement, we will be responsible for certain costs associated with the design, equipment procurement and validation and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Agreement. Based on our best estimate as of September 30, 2021, the total commitment under the LSNE Agreement will be $20 million for 2022, $13 million for 2023, $18 million for 2024, $25 million for 2025 and $164 million for 2026 and thereafter. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 9—Leases” for details of the LSNE Agreement.

The initial term of the LSNE Agreement is dependent upon the date of regulatory submission for the applicable Product and may be terminated by either party in accordance with the terms of the LSNE Agreement. The term of the LSNE Agreement may also be extended by mutual agreement of the parties.
Nashville Lease Expansion Premises

In November 2020, we entered into a non-cancelable operating lease for an office space in Nashville, Tennessee (the “Nashville Lease”), which commenced and was recognized on the condensed consolidated balance sheets in June 2021. In July 2021, we entered into the Second Amendment to the Nashville Lease, which provides for the expansion of the initial premises to include an additional 30,591 square feet (the “Expansion Premises”) with an expected term to 2034. The total undiscounted base rent payments determinable for the Expansion Premises are approximately $16 million. Refer to Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 9—Leases” for details of the Nashville Lease Expansion Premises.

Recent Accounting Pronouncements
Refer to —Note 1—The Company and Summary of Significant Accounting Policies” in this Report.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements or any relationships with any entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the nine months ended September 30, 2021, our exposure to market risk did not change materially from what was disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
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
Changes in Internal Control over Financial Reporting
For the three months ended September 30, 2021, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the United States District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DaxibotulinumtoxinA for Injection and our and ABPS’s manufacturing process used to produce DaxibotulinumtoxinA for Injection infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute Allergan’s claims and intend to defend the matter vigorously. In November 2021, we filed a motion to dismiss, but we cannot be certain of whether the motion will be granted. The pending lawsuit is subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuit is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuit, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuit.

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

Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates.*
To date, we have invested substantial efforts and financial resources in the research and development of neuromodulator product candidates. Our success as a company is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection. In December 2018, we completed Phase 3 clinical development for DaxibotulinumtoxinA for Injection in North America for the treatment of moderate to severe glabellar (frown) lines. Although we have successfully completed the Phase 3 clinical development program for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, our ability to receive FDA approval, and its timing, is uncertain.
We submitted the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines in November 2019, which was accepted by the FDA on February 5, 2020, and the PDUFA target action date was initially set for November 25, 2020. On November 24, 2020, the FDA deferred its decision on the BLA. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA initiated the pre-approval inspection of our manufacturing facility in June 2021. Following the inspection, the FDA provided us with its observations in a Form 483, and we responded to those observations in July 2021. On October 15, 2021, we announced that the FDA issued a CRL regarding the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA determined it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. No other deficiencies were identified in the CRL. Following our receipt of the CRL, the Company received additional information from the FDA, and plans to file a Type A meeting request to gain clarity and alignment on the requirements for approval. We cannot be certain of whether we will obtain a Type A meeting, how long it will take to remediate the deficiencies or if we are able to do so and how long it will take to respond to the FDA or how quickly or successfully the regulatory approval process will move following our remediation of the deficiencies and our response to the FDA.
A continuing delay in obtaining FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines has and could further delay commercialization and would adversely impact our results of operations and financial condition. Further, failure to obtain FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines due to issues with the FDA’s inspection of our manufacturing facility, our inability to remediate the deficiencies identified in the CRL or for any other reason would adversely impact our results of operations and financial condition. A continuing delay in or failure to obtain FDA approval may also directly or indirectly impact the valuation of certain assets, thereby increasing the likelihood of potential impairment charges or write-offs.
We also have completed and have ongoing clinical trials evaluating DaxibotulinumtoxinA for Injection for other indications. Our clinical trials may not have an effective design or generate positive results. For example, in November 2020, we released topline results from the Phase 2 study of DaxibotulinumtoxinA for Injection for the management of plantar fasciitis. The results of this study did demonstrate pain relief on the NPRS that was numerically greater from baseline than placebo. However, neither dose used in the study met the primary efficacy endpoint of statistically significant improvement from baseline compared to placebo. As a result, we are not currently pursuing the plantar fasciitis indication, and we will focus our efforts on indications for muscle movement and pain disorder indications where the use of neuromodulators is well-established. In addition, in February 2021, we announced topline data from the JUNIPER Phase 2 upper limb spasticity trial. The JUNIPER Phase 2 trial achieved one co-primary endpoint, which evaluated the change in the MAS score from baseline, with demonstration of a statistically significant treatment benefit in the 500 unit treatment group compared with placebo. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved. Although we believe the JUNIPER Phase 2 trial provided sufficient data to inform our dosing strategy and design for a successful Phase 3 program, we cannot guarantee that the results of the Phase 3 program will meet the level of efficacy and safety required by the FDA for approval. In addition, as a result of the delay in obtaining FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, we plan to defer the Phase 3 clinical program for upper limb spasticity, which could impact the timing of potential FDA approval and commercialization of DaxibotulinumtoxinA for Injection for the treatment of upper limb spasticity.
Our near-term prospects, including our ability to finance our business and generate revenue, as well as our future growth, will depend heavily on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, including the receipt of FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. Our longer-term prospects will depend on the successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar product candidate and any future product candidates. The preclinical, clinical and commercial success of our product candidates will depend on a number of factors, including the following:
•further delays in obtaining the FDA’s approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, including as a result of observations made by the FDA during the site inspection, our inability to remediate the deficiencies identified in the CRL, delays caused by the COVID-19 pandemic or other reasons;
•whether we are required by the FDA to undergo a re-inspection of our manufacturing facility or meet other requirements to support the approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, which could extend the regulatory approval process;

•disruptions to our manufacturing operations, supply chain, end user demand for our products, commercialization efforts, business operations, clinical trials and other aspects of our business, including those resulting from the COVID-19 pandemic, including delays in regulatory approvals;
•the ability to continue to generate revenue from the sale of our products and services, raise additional capital on acceptable terms and in the time frames necessary to achieve our goals or otherwise fund our operations;
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
•our ability to demonstrate and the market perception of the differentiation of our products on a consistent basis as compared to existing or future therapies, including as it relates to cost, safety, efficacy, duration and other benefits;
•our success in educating physicians and patients about the benefits, administration and use of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, if approved;
•our ability to demonstrate to the satisfaction of the FDA or other similar foreign regulatory agencies (as applicable), the safety and efficacy of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates through clinical trials;
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
•our ability to avoid third-party patent interference or intellectual property infringement claims and successfully defend any such claims;
•the willingness of third-party payors to reimburse physicians or patients for DaxibotulinumtoxinA for Injection and any future products we may commercialize for therapeutic indications, if approved;
•the willingness of patients to pay out of pocket for DaxibotulinumtoxinA for Injection and any future products we may commercialize for aesthetic indications if approved;
•our ability to defend ourselves in any litigation brought against us; and

•other risks identified in this Item 1A. "Risk Factors."
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
•maintain our arrangements with third party logistics providers to distribute the RHA® Collection of dermal fillers to customers;

•our ability to enforce our intellectual property rights in and to the RHA® Collection of dermal fillers; and
•our ability to avoid third-party patent interference or intellectual property infringement claims.
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
As of September 30, 2021, we had working capital surplus of $228.0 million and an accumulated deficit of $1.3 billion. Our recorded net losses were $74.4 million and $218.2 million for the three and nine months ended September 30, 2021, respectively, and $81.3 million and $203.8 million for the three and nine months ended September 30, 2020, respectively. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers. As of September 30, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $273.7 million. We have taken prudent measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the potential approval of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. If our cash preservation measures are not sufficient or we are not able to remediate the deficiencies identified in the CRL, and the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines is not approved on a timely basis or at all, we may be required to continue to reduce operating expense and delay, reduce the scope of, discontinue or alter some of our development programs, commercialization efforts and other aspects of our business plan. If we are able to remediate the deficiencies identified in the CRL, and the BLA for DaxibotulinumtoxinA for Injection is approved, following approval, we expect to expend substantial resources for the foreseeable future for (i) the continued sales and marketing of the RHA® Collection of dermal fillers; (ii) the commercialization of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines; (iii) the clinical development of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar and development of any other indications and product candidates that we may choose to pursue; (iv) to grow the Fintech Platform business; and (v) the continued build-out of our sales and marketing functions. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, marketing, selling and commercialization, and product development for OPUL™. In addition, other unanticipated costs may arise from disruptions associated with the COVID-19 pandemic. We cannot reasonably estimate the actual amounts necessary to continue to successfully commercialize the RHA® Collection of dermal fillers and, because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DaxibotulinumtoxinA for Injection and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Teoxane Agreement, the Viatris Collaboration and the Fosun License Agreement. Although we believe these partnerships can complement or support our product offering strategy, we will continue to incur expense associated with these partnerships, including specified annual minimum purchases and expenditures and expense associated with purchases of the RHA® Collection of dermal fillers and research and development pursuant to the Teoxane Agreement; milestone payments in connection with the Fosun License Agreement, and cost-sharing arrangements with Viatris in connection with the development of an onabotulinumtoxinA biosimilar.
Absent deferring and reducing certain costs previously planned as well as other mitigating actions, the commercial launch delay and its impact on our capital resources would raise substantial doubt with respect to our ability to meet our obligations to continue as a going concern within one year following the filing of this Report. Despite the delay in approval and in consideration of the cash preservation measures management has identified, we believe that our existing cash, cash equivalents, and short-term investments will allow us to fund our operations for at least 12 months following the filing of this Report while we continue to work with the FDA for the potential approval of our BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of additional delays in the approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:
•our ability to remediate the deficiencies identified in the CRL and respond to the FDA, and how quickly or successfully the approval process of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines will move following the remediation steps;

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

•the timing of, and the costs involved in, obtaining regulatory approvals for DaxibotulinumtoxinA for Injection, or any future product candidates, including an onabotulinumtoxinA biosimilar, and the timing of regulatory approval of RHA® 1 or any future products;
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
•the expenses needed to attract and retain skilled personnel;
•any product liability or other lawsuits related to our products, stockholder or other litigation, including litigation costs and the outcome of such litigation;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, future approved products, if any.
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials and research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, our onabotulinumtoxinA biosimilar program and any future product candidates and delay the complete integration of HintMD and the development and commercialization of OPUL™, or scale back our sales and marketing capabilities or other activities that may be necessary to commercialize our services and product candidates, if we obtain marketing approval.
If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product candidates or operate as a business.

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
The regulatory approval process is highly uncertain and we or any collaboration partner may not obtain regulatory approval for the commercialization of DaxibotulinumtoxinA for Injection, RHA® 1 or any future product candidates.*
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market DaxibotulinumtoxinA for Injection or any future product candidates in the U.S. until we receive approval of a BLA from the FDA. In October 2021, we received a CRL from the FDA regarding the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, identifying deficiencies that must be addressed. Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. Our ability to obtain FDA approval, and its timing, is uncertain. In addition, although Teoxane has received PMA approval for the RHA® Collection of dermal fillers, it must obtain PMA approval by the FDA for RHA® 1.
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
•the FDA might not approve our or our third-party manufacturers’ processes or facilities; or
•the FDA may change its approval policies or adopt new regulations.
If DaxibotulinumtoxinA for Injection, RHA® 1 or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.
The COVID-19 pandemic has affected the business of the FDA and other health authorities. In March 2020, the FDA announced the postponement of most foreign inspections due to the global impact of COVID-19 and, in July 2020, only restarted domestic inspections on a risk-based prioritization basis, and foreign inspections on a mission-critical basis. In May 2021, the FDA released a report highlighting possible scenarios for transitioning to standard operational levels of inspection activities. However, given the continued uncertainty of the trajectory of the ongoing COVID-19 pandemic, we cannot be certain of when standard operations will resume and whether the FDA regulatory process will take longer than the process pre-COVID-19. If the COVID-19 pandemic and the related backlog of work, another government shutdown or other disruption to the normal functioning of government agencies occurs as a result of the COVID-19 pandemic or other reasons, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including with respect to any resubmission of our BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines or reinspection required for approval of the BLA, which could have a material adverse effect on our business or prospects. Interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the BLA approval of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. In addition, the COVID-19 pandemic has generally diverted healthcare resources away from the conduct of clinical trials and may cause delays or difficulties in clinical site initiation and site inspection, including difficulties in recruiting clinical site investigators and clinical site staff. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates or the raw materials used in the manufacture of our product candidates.
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
•our ability to successfully launch OPUL™ at scale;
•our ability to continue to fund the development and commercialization of the Fintech Platform;
•technical or other difficulties faced by our aesthetic practice customers when using the Fintech Platform, which may negatively impact our existing or future customer relationships;
•limiting exposure to data and security breaches of consumer personal information used by the Fintech Platform;
•retaining and managing existing relationships with the Fintech Platform’s customer base;
•developing new product features for OPUL™;
•expanding sales and marketing efforts to effectively position OPUL™ and expand its customer base;
•the Fintech Platform’'s ability to create loyalty between physicians and their patients through repeated aesthetic treatments and increase the number of aesthetic procedures performed, including with products we offer;
•evolving law relating to patent eligibility for patents related to computer-related inventions (e.g. software, business methods, computer security, database and data structures, computer networking, and graphical user interfaces) may be relevant to the scope of protection available for the Fintech Platform;
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
The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.*
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the ongoing COVID-19 pandemic. An epidemic, pandemic, outbreak or other public health crisis could cause delays in regulatory approvals needed to commercialize our product candidates or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all. The risk of a continued pandemic, or public perception of the risk, could cause customers to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Certain of these risks have materialized in connection with the COVID-19 pandemic. The extent to which the COVID-19 pandemic will further directly or indirectly impact our business, results of operations, financial condition, liquidity and research and development costs will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. For instance, the FDA was previously unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. In addition, following the FDA's completion of the site inspection, the issuance of a Form 483 and our response to the Form 483, it took longer to receive an action on the BLA from the FDA when compared to pre-COVID-19 pandemic timelines. The CRL received cited deficiencies related to manufacturing and we may be required to undergoe a reinspection. We cannot be certain of how long it will take to remediate the deficiencies and respond to the FDA, whether the COVID-19 pandemic will again delay the FDA in completing a reinspection, if needed, how quickly or successfully the regulatory approval process will move following our remediation of the deficiencies and our response to the FDA or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar (frown) lines or on any supplemental BLAs we may file. In addition, in March 2020 we paused enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial, and ultimately enrolled fewer subjects, due to challenges related to the COVID-19 environment. We are unable to predict whether similar delays will occur or whether such delays will delay regulatory approvals.
Many of the Fintech Platform physician customers temporarily closed their offices and stopped performing procedures as a result of the COVID-19 pandemic, and while most customers have reopened, a rise in infection rates, the spread of more contagious variants and other impacts of the COVID-19 pandemic may adversely affect their ability to stay open and the types of procedures performed. The spread of COVID-19 has also impacted our sales professionals’ ability to travel, and medical facilities and physician offices have limited access for non-patients, including our sales professionals, which has had a negative impact on our access to customers and our ability to introduce the Fintech Platform and the RHA® Collection of dermal fillers to potential customers. We cannot be certain whether or to what extent these trends may continue, and if patients’ financial circumstances or ability to or interest in receiving aesthetic procedures are materially impacted by the COVID-19 pandemic or another pandemic or public health crisis, we may be unable to generate meaningful revenue in the near term or at all.
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
Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require a complete or partial closure of one or more of our facilities or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental authorities in response to the COVID-19 pandemic have disrupted our operations. We curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Throughout the COVID-19 pandemic, certain manufacturing, quality and laboratory-based employees continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and have begun to transition employees back on-site in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, the trajectory of the COVID-19 pandemic is uncertain, and a rise in infection rates, the spread of more contagious variants or other impacts of the COVID-19 pandemic may require that we transition back to work from home policies. Certain departments, like clinical, manufacturing and sales and marketing, are dependent on working on-site. The effective operation of these departments is critical to the completion of our clinical programs and, if the employees in these departments are subject to work from home policies now or in the future, our business may be adversely impacted. In addition, continued reliance on personnel working from home may negatively impact productivity and employee morale, which may harm our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, HintMD or RHA® Collection of dermal fillers physician customers and other third parties with whom we do business.
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
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy, including the ongoing COVID-19 pandemic. Increases in the rates of unemployment, reduced access to credit and issues related to domestic and international politics may adversely affect consumer confidence and disposable income levels. Lower consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products and services. Decreases in the number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among small and medium-sized plastic surgery and dermatology practices offering elective aesthetic procedures, which comprise the majority of the customer base of the Fintech Platform. If economic conditions deteriorate, current and prospective customers of the Fintech Platform may elect to decrease their information technology budgets or cancel subscriptions to the Fintech Platform, which would limit our ability to grow the Fintech Platform business. The COVID-19 pandemic has resulted in an economic recession characterized by business closures and limited social interaction as well as higher levels of unemployment and reductions in working hours. Elective aesthetic procedures are discretionary and less of a priority for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities and essential items. Even after the COVID-19 pandemic subsides, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. A severe or prolonged economic downturn could also limit our ability to raise additional capital when needed on acceptable terms, if at all. These factors could have a negative impact on our potential sales and operating results.
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
Reports of adverse events or safety concerns involving the RHA® Collection of dermal fillers or other Teoxane approved product candidates could result in the FDA or other regulatory authorities withdrawing approval of the RHA® Collection of dermal fillers for any or all indications that have approval, including the use of the RHA® Collection of dermal fillers for specified aesthetic indications and delay or prevent Teoxane from obtaining additional regulatory approval for the RHA® Pipeline Products. We cannot assure you that patients receiving the RHA® Collection of dermal fillers will not experience serious adverse events that require submission of postmarketing safety or medical device reports to the FDA. Adverse events, including with respect to dermal filler products generally, may also negatively impact demand for the RHA® Collection of dermal fillers and future RHA® Pipeline Products, which could result in reduced sales. For example, facial swelling in patients with dermal filler cosmetic injections was reported as a serious adverse event in patients receiving the Moderna COVID-19 vaccination. Teoxane may also be required to update package inserts and patient information brochures of the RHA® Collection of dermal fillers based on reports of adverse events or safety concerns, which could adversely affect acceptance of the RHA® Collection of dermal fillers in the market, make the RHA® Collection of dermal fillers less competitive or make it more difficult or expensive for us to commercialize the RHA® Collection of dermal fillers.
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
We may be unable to obtain regulatory approval for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or future product candidates, and Teoxane may be unable to do the same for RHA® 1 and future hyaluronic acid filler advancements. The denial or delay of any such approval, including as a result of the COVID-19 pandemic, would delay commercialization and have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.*
To gain approval to market a biologic product, such as DaxibotulinumtoxinA for Injection or an onabotulinumtoxinA biosimilar, we must provide the FDA and applicable foreign regulatory authorities with data that adequately demonstrate the safety, efficacy and quality of the product for the intended indication applied for in the BLA, or other respective marketing applications. Teoxane must do the same with its PMAs to the FDA for the RHA® Pipeline Products. The development of such products is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Even with positive clinical trial results, there is the risk that the FDA or other regulatory authority identify deficiencies related to the manufacturing process of our product candidates. For example, on October 15, 2021, we announced that the FDA issued a CRL regarding the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA determined it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. No other deficiencies were identified in the CRL. Following our receipt of the CRL, the Company received additional information from the FDA, and plans to file a Type A meeting request to gain clarity and alignment on the requirements for approval. We cannot be certain of whether we will obtain a Type A meeting, how long it will take to remediate the deficiencies or if we are able to do so and how long it will take to respond to the FDA or how quickly or successfully the regulatory approval process will move following our remediation of the deficiencies and our response to the FDA.
In addition, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway, safety or efficacy observations, including previously unreported adverse events, and the need to conduct further supportive or unanticipated studies, even after initiating Phase 3 trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example, we completed DaxibotulinumtoxinA Topical clinical trials for the treatment of “crow’s feet and primary axillary hyperhidrosis but discontinued further clinical development in 2016 following the results from our REALISE 1 Phase 3 clinical trial for crow’s feet. In addition, in November 2020, we released topline results from the Phase 2 study of DaxibotulinumtoxinA for Injection for the management of plantar fasciitis. The results of this study did demonstrate pain relief on the NPRS that was numerically greater from baseline than placebo. However, neither dose used in the study met the primary efficacy endpoint of statistically significant improvement from baseline compared to placebo. As a result, we are not currently pursuing the plantar fasciitis indication, and we will focus our efforts on indications for muscle movement and pain disorder indications where the use of neuromodulators is well-established.
Further, obtaining regulatory approval of our product candidates or the completion of our clinical trials may be delayed as a result of the COVID-19 pandemic. See Item 1A. "Risk Factors—The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business" for a discussion of how the COVID-19 pandemic has and may continue to affect us.
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
The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates for many reasons, including:
•our failure to remedy the deficiencies in our manufacturing processes or facilities identified by the FDA or by applicable foreign regulatory agencies, or the manufacturing processes or facilities of third-party manufacturers with which we contract;
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
Further, interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, RHA® 1 or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates, including the BLA approval of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, which has experienced delays related to the COVID-19 pandemic, in addition to other reasons noted herein.
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
We have been, and in the future may be, subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*
We have been, and may in the future be, the target of securities class actions or stockholder derivative claims. On May 1, 2015, a securities class action complaint was filed on behalf of the City of Warren Police and Fire Retirement System against us and certain of our directors and executive officers at the time of our follow-on public offering, and the investment banking firms that acted as the underwriters in our follow-on public offering. The Court granted final approval of the settlement, as set forth in the Stipulation of Settlement, on July 28, 2017. While this litigation has ended, volatility in our stock price and other matters affecting our business and operations may subject us to actual and threatened securities class actions or stockholder derivative claims. These types of proceedings may result in substantial costs, divert management's attention from other business concerns and adversely impact our business, results of operations and financial condition.
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
We have developed an integrated manufacturing, research and development facility located at our Newark, California office. We manufacture drug substance and drug product at this facility that we use for research and development purposes, clinical trials and ultimately for commercial supplies post regulatory approval. There are risks associated with commercial manufacturing including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. If DaxibotulinumtoxinA for Injection is approved, there is no assurance that we will be successful in operating a commercial scale manufacturing process that can support commercial demand. If DaxibotulinumtoxinA for Injection is approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into additional relationships with third-party manufacturers. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. We entered into the ABPS Services Agreement and LSNE Agreement to provide additional sources of manufacturing for our product candidates, however, there are no assurances that either or both sources will continue to be available to us at the required commercial scale, or at all. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements, to hire additional necessary manufacturing personnel, or retain our third-party manufacturers, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

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
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only had commercial sales of the RHA® Collection of dermal fillers and Fintech Platform services, and aside from our rights to the RHA® Collection of dermal fillers, we only have one product candidate in clinical trials, which makes it difficult to assess our future viability.*
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have only made sales of the RHA® Collection of dermal fillers since the initial product launch in September 2020 and the Fintech Platform since the HintMD Acquisition in July 2020 and have not demonstrated the ability to successfully commercialize the RHA® Collection of dermal fillers or the Fintech Platform over the long-term. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from our product sales including with respect to DaxibotulinumtoxinA for Injection. The issuance of the CRL has delayed the potential commercial launch of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. If our cash preservation measures are not sufficient or we are not able to remediate the deficiencies identified in the CRL, and the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines is not approved on a timely basis or at all, we may be required to continue to reduce operating expense and delay, reduce the scope of, discontinue or alter some of our development programs, commercialization efforts and other aspects of our business plan. If the BLA for DaxibotulinumtoxinA for Injection is approved, following approval, we expect to expend substantial resources for the foreseeable future, including expenses related to research and development, other expenses related to our ongoing clinical trials and operations, and building out our sales, marketing and distribution function as we pursue commercialization of DaxibotulinumtoxinA for Injection and continue to commercialize the RHA® Collection of dermal fillers. In addition, prior to the HintMD Acquisition, HintMD incurred a net loss in each year since its inception. We may have difficulties entering the payments industry and integrating new technologies in which we have no direct prior experience. We expect to incur significant expense developing OPUL™ and growing the business of the Fintech Platform.

As of September 30, 2021, we had working capital surplus of $228.0 million and an accumulated deficit of $1.3 billion. Our recorded net losses were $74.4 million and $218.2 million for the three and nine months ended September 30, 2021, respectively; and $81.3 million and $203.8 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $273.7 million. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers. Our capital requirements to implement our business strategy are substantial as discussed above and dependent on the timing of the potential approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. Absent deferring and reducing certain costs previously planned as well as other mitigating actions, the commercial launch delay and its impact on our capital resources would raise substantial doubt with respect to our ability to meet our obligations to continue as a going concern within one year following the filing of this Report. Despite the delay in approval and in consideration of the cash preservation measures management has identified, we believe that our existing cash, cash equivalents, and short-term investments will allow us to fund our operations for at least 12 months following the filing of this Report while we continue to work with the FDA for the potential approval of our BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines.
See "Management's Discussion and Analysis—Liquidity and Capital Resources—Operating and Capital Expenditure Requirements" for additional information.
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
We have and may again experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 environment. In June 2020, we announced the decision to end screening and complete enrollment in the JUNIPER trial. We completed the JUNIPER trial in February of 2021 with 83 subjects enrolled. The JUNIPER Phase 2 trial achieved one co-primary endpoint, which evaluated the change in the MAS score from baseline, demonstrating a statistically significant treatment benefit in the 500 unit treatment group compared with placebo. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved. Although we believe the JUNIPER Phase 2 trial provided sufficient data to inform our dosing strategy and design for a successful Phase 3 program, we cannot guarantee that the results of the Phase 3 program will generate positive results.
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
We expect that third-party payors will consider the efficacy, cost effectiveness and safety of DaxibotulinumtoxinA for Injection in determining whether to approve reimbursement for DaxibotulinumtoxinA for Injection for therapeutic indications and at what level. Furthermore, reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DaxibotulinumtoxinA for Injection for therapeutic indications from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for a product for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Our business could also be adversely affected if third-party payors limit the indications for which DaxibotulinumtoxinA for Injection will be reimbursed to a smaller patient set than we believe they are effective in treating.
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
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the Fintech Platform operates in an industry that is prone to cyber-attacks and the prevalent use of mobile devices that access confidential information increases the risk of security breaches, which could lead to the loss of our or our customers’ data, confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss or compromise to the integrity of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, where cardholder data is compromised, we might be responsible for payment of network fines levied pursuant to payment network rules and regulations.
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
In the event of a security breach affecting personal information we could also be exposed, pursuant to these privacy laws and breach notification laws, to a risk of financial loss, regulatory enforcement measures, penalties, and fines, as well as third-party indemnification claims or litigation, and potential civil or criminal liability, which could materially adversely affect our business, results of operations and financial condition. Further, unauthorized access to the Fintech Platform, systems, networks, or physical facilities, could result in litigation with Fintech Platform customers, Fintech Platform customers’ end-users, or other relevant stakeholders. Any of these proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation and the reputation of the Fintech Platform. We could be required to fundamentally change the business activities and practices of the Fintech Platform or modify its products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our or the Fintech Platform customers or its customers’ end-users was disrupted, we could incur significant liability, or the Fintech Platform, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation. Any of the foregoing circumstances may have a material adverse effect on our business and our results of operations as a result.
In addition to the obligations arising from the breach notification laws, we also have contractual and legal obligations to notify relevant stakeholders, including certain customers and partners, of security breaches. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach may result in a breach of Fintech Platform customer contracts or agreements with third party service providers. Our agreements with certain customers or third party service providers may require us to use industry-standard, reasonable measures, or measures otherwise mandated by law to safeguard personal information or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers or third party service providers could end their relationships with the Fintech Platform. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
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

Risks Related to the Fintech Platform
If we are not able to increase the use and adoption of OPUL™ and maintain and enhance its brand, then we may not realize the anticipated benefits of the HintMD Acquisition.*
In October 2021, we announced the commercial launch of OPUL™ and made it generally available. OPUL™ is a registered PayFac. As a PayFac, OPUL™ earns revenue by charging fees for completing payment transactions and other payment-related services based on the volume of activity processed on the platform. Although OPUL™ has launched, it has only been installed in limited accounts and HintMD customers will need to be transitioned from the HintMD Platform to OPUL™. In order to increase revenue generated by the Fintech Platform, we need to expand the customer base significantly and maintain the HintMD Platform until we can transition HintMD Platform customers to OPUL™ successfully. We have limited experience operating as a PayFac, and practices and their patient customers may experience issues as a result of performance problems associated with the transition to OPUL™ and may not be satisfied with the OPUL™ experience in comparison to the HintMD Platform experience. If practices and their patient customers do not continue to utilize the HintMD Platform through the transition, OPUL™ is not widely adopted by new customers or new customers to OPUL™ are not satisfied with their experience, then our expectations for revenue growth and additional marketing opportunities through OPUL™ will not be achieved.

We believe that maintaining and enhancing the Fintech Platform reputation as a differentiated payments processing platform serving the medical aesthetic industry is critical to our relationship with the existing customers of the Fintech Platform and our ability to attract new customers and may also result in the generation of new aesthetic product customers for Revance. The successful promotion of the Fintech Platform's brand attributes will depend on a number of factors, including our ability to: target and have OPUL™ adopted by premier accounts; increase loyalty between practices and patients; continue to develop high-quality software; successfully differentiate OPUL™ from competitive products and services; fund and achieve success in sales and marketing efforts and successfully transition practices from the HintMD Platform to OPUL™.

The transition of practices from the HintMD Platform to OPUL™, product enhancements and continued development of OPUL™ and the promotion of OPUL™ will require us to make substantial expenditures, and we anticipate that the expenditures will increase as we seek to expand OPUL™. Although OPUL™ was launched in October 2021, we may have to defer or reduce expenses associated with these activities in order to reduce costs pending the potential approval of DaxibotulinumtoxinA for Injection. In addition, to the extent that these activities generate increased revenue, this revenue may not offset the expenses we incur. If we do not successfully maintain and enhance the Fintech Platform offerings, it could lose customers or fail to attract potential new customers. As a result, we may not generate meaningful revenue from the Fintech Platform, which could adversely affect our business, results of operations and financial condition, or we may not realize the anticipated benefits from the HintMD Acquisition.

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
The continued growth of the Fintech Platform depends in part on the ability of users to access the Fintech Platform at any time and within an acceptable amount of time. The Fintech Platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. In addition, we depend on external data centers, such as Amazon’s AWS, to host the Fintech Platform applications and have integrated third-party services that we rely upon as critical components of the Fintech Platform application. We do not control the operation of these facilities. The Fintech Platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the Fintech Platform), capacity constraints due to an overwhelming number of users accessing the Fintech Platform simultaneously, denial-of-service or other cyber-attacks or other security-related incidents. In some instances,we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the Fintech Platform, especially during peak usage times and as the Fintech Platform becomes more complex and its user traffic increases. As a result, the Fintech Platform may become unavailable or users may be unable to access the Fintech Platform within a reasonable amount of time. In the event of any of the factors described above, or certain other failures of our infrastructure or that of third-parties we rely on, user data may be permanently lost. If the Fintech Platform experiences significant periods of service downtime in the future, we may be subject to claims by users of the Fintech Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and efficiently resolve interruptions or performance problems with the Fintech Platform, existing relationships with practices would be adversely affected and the Fintech Platform brand could be harmed. In addition to technological and infrastructure problems, if customers of the Fintech Platform experience other issues or are unsatisfied with the service offerings or operations of the Fintech Platform, this could result in poor relationships with practices and reputational harm to OPUL™. Poor customer relations and reputational harm to the Fintech Platform as one of Revance's aesthetic product offerings, could negatively impact Revance’s brand and its relationships with aesthetic product customers.
The business and growth of the Fintech Platform depend in part on the success of its strategic relationships with third parties, including payments partners, platform partners, technology partners and potentially aesthetics manufacturers.*
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow the Fintech Platform. We are highly dependent upon partners for certain critical features and functionality of the Fintech Platform, including secure data centers, a sponsor bank and third-party payment processors.
We depend on hardware providers and third-party processing partners to perform payment processing services to make the Fintech Platform work. For example, we rely on Fiserv to provide the payment gateway services that enables the Fintech Platform to process payments, and if Fiserv is unable to continue to supply processing for the Fintech Platform, the performance of the Fintech Platform system could be adversely affected and its growth would be limited. Its processing partners and suppliers may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce its payments revenue and disrupt its business. In addition, users of the Fintech Platform may be subject to quality issues related to its third-party processing partners or it may become involved in contractual disputes with its processing partners, both of which could impact the Fintech Platform's and Revance's reputation and adversely impact customer relationships and the Fintech Platform's ability to generate revenue.
If we were no longer able to use our current third-party processing partners, we may be required to migrate to other third-party payment partners in the future. The initiation of these relationships and the transition from one relationship to another could require significant time and resources, and establishing these new relationships may be challenging. Further, any new third-party payment processing relationships may not be as effective, efficient or well received by users of the Fintech Platform, nor is there any assurance that we will be able to reach an agreement with such processing partners. Contracts with such processing partners may be less economically beneficial to us than existing relationships. In addition, for pricing, technological or other reasons, existing customers may not agree to migrate to a new payments provider, which may reduce the Fintech Platform customer base and decrease the profitability of the Fintech Platform.
In addition to a third-party payment processor, another payment partner required for OPUL™ to act as a PayFac is an acquiring bank that is a member of the payment networks. The acquiring bank acquires and settles funds on behalf of its customers. The acquiring bank may change their underwriting criteria such that continued use of the acquiring bank would render OPUL™ processing services unprofitable, the acquiring bank may itself encounter difficulties unrelated to OPUL™ or payment network rules may be amended rendering the acquiring bank incapable of processing for OPUL™ customers.

Any of these occurrences could interfere with the ability of OPUL™ to secure effective and profitable payment processing services for its customers, which would disrupt the OPUL™ business, increase its expenses and impact the services it could provide to its customers.
In addition, failure of these or any of our technology providers to maintain, support or secure their technology platforms in general, and integrations in particular, or errors or defects in their technology, could materially and adversely impact customer relationships, damage the OPUL™ reputation and brand, and harm the business of the Fintech Platform. In addition, any failure by the software provided by the Fintech Platform third party vendors may cause us to fail to comply with applicable laws and regulations and could expose us to regulatory, financial, or reputational risk. The Fintech Platform third-party partners may also suffer disruptions or weakness in their businesses, including those that require changes to their technological integration specifications or payment transaction risk management protocols, which could increase costs to the Fintech Platform to maintain compatibility, decrease sales or require us to source new partners.
Identifying, negotiating and documenting relationships with strategic third parties requires significant time and resources. In addition, integrating third-party technology is complex, costly and time-consuming. Our agreements with these partners are typically limited in duration, non-exclusive and do not prohibit them from working with the Fintech Platform's competitors or from offering competing services. The Fintech Platform's competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce use of the Fintech Platform. In addition, our Fintech Platform partners could develop competing products or services.
If we are unsuccessful in establishing or maintaining relationships with these strategic third parties, our ability to compete in the payments marketplace could be impaired, and as a result the Fintech Platform's business may negatively be impacted, and we may not realize the benefits of the HintMD Acquisition.
Substantial and increasingly intense competition in the payment processing industry may harm the Fintech Platform business. Further, the Fintech Platform is dependent on payment card networks and third-party payment processors, and any changes to their fee structures could harm the Fintech Platform business.
The Fintech Platform operates in a highly competitive marketplace, which impacts the pricing we may charge our customers for the processing of credit cards. There can be significant downward pricing pressure in order to remain competitive in the marketplace. The Fintech Platform's competitors may be able to offer similar or lower rates to their customers alongside a more comprehensive set of financial services products that allows them to offset a reduction in processing margins.
Additionally, costs associated with the processing of credit cards are not directly under our control. The expenses related to the processing of credit cards include interchange fees, assessment fees, and other related costs payable to a third-party payment processor. From time to time, these fees have increased and may continue to do so in the future. An increase in the fee structure may adversely affect the Fintech Platform's margins and we may not realize the benefits of the HintMD Acquisition.
If the Fintech Platform or its vendors’ networks or computer systems are breached or if the security of the personal information that we collect, store or process through the Fintech Platform (or that our vendors collect, store or process) is compromised or otherwise experiences unauthorized access, or we fail to comply with commitments and assurances regarding the privacy and security of personal information on the Fintech Platform, the Fintech Platform may be perceived as insecure, and we may lose existing users or fail to attract new users to the Fintech Platform, and our brand and reputation may be negatively impacted, and we may incur significant liabilities.
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

If any unauthorized access to the Fintech Platform systems or data or a security breach occurs or is believed to have occurred, the Fintech Platform's reputation and brand could be damaged, which could reflect negatively on our reputation and brand. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate its systems, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate the Fintech Platform business may be impaired. We may in the future experience denial-of-service or other cyber-attacks against the Fintech Platform. If potential new users or existing users believe that the Fintech Platform does not provide adequate security for the storage of personal information or confidential information or its transmission over the Internet, they may not adopt OPUL™ or may choose not to renew their subscriptions to the Fintech Platform, which could harm its business. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that such insurance will continue to be available to us on commercially reasonable terms, or at all, and our liability may be in excess of the limits of our insurance coverage.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. The Fintech Platform operates in an industry that is prone to cyber-attacks. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to our data or the data of the Fintech Platform customers and its customers' end-users. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause the Fintech Platform customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach may result in a breach of the Fintech Platform customer contracts. Our agreements with certain customers may require us to use industry-standard, reasonable measures or measures otherwise mandated by law to safeguard personal information or confidential information. A security breach could lead to claims by the Fintech Platform customers, its customers' end-users, or other relevant stakeholders that we failed to comply with such legal or contractual obligations. We also agreed contractually to comply with payment network regulations concerning security that, when violated, can result in fines payable by us to payment networks. As a result, we could be subject to legal action, fines, or its customers could end their relationships with the Fintech Platform. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
Because data security is a critical competitive factor in the payments processing industry, there are statements in the Fintech Platform privacy policies and terms of service, its certifications to privacy standards, and its marketing materials, describing the security of the Fintech Platform, including descriptions of certain security measures it employs. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices brought by the U.S. Federal Trade Commission, state, local regulators or private litigants.
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for extended periods of time. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into the Fintech Platform, systems, networks, and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, data access, data loss or other types of security breach. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities used by the Fintech Platform vendors.
Litigation resulting from security breaches on the Fintech Platform may adversely affect the business of the Fintech Platform. Unauthorized access to the Fintech Platform, systems, networks, or physical facilities could result in litigation with its customers, its customers’ end-users, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect the reputation of the Fintech Platform or Revance. We could be required to fundamentally change the business activities and practices of the Fintech Platform or modify its products and/or platform capabilities in response to such litigation, which could have an adverse effect on the Fintech Platform. If a security breach were to occur, and the confidentiality, integrity or availability of the Fintech Platform data or the data of the Fintech Platform customers or its customers’ end-users was disrupted, we could incur significant liability, or the Fintech Platform, systems or networks may be perceived as less desirable, which could negatively affect the Fintech Platform and damage its reputation.

All of the Fintech Platform operations are conducted by Revance employees. As a result, any of the foregoing circumstances may expose us to legal liability, regulatory action, fines, damages and lawsuits, increased expenses, damage to its brand and reputation and may have a material adverse effect on our business, financial results and results of operations.

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
•have sufficient capital to invest in our sales and marketing organization, which will be impacted by the timing of the potential approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines;
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
If we fail to attract and keep qualified management, clinical, scientific, technical and sales personnel, we may be unable to successfully develop DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, conduct our clinical trials and commercialize the RHA® Pipeline Products, DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future products we develop, or grow revenue from the Fintech Platform.*
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific, technical and sales personnel. Failure to succeed in clinical trials, or delays in the regulatory approval process, may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of key employees might impede the progress of our research, development and commercialization objectives.

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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The evolving law relating to patent eligibility for patents related to our business may be relevant to the scope of protection available to us. The patent applications that we own or license may fail to result in issued patents in the U.S. or foreign countries. Competitors and academic scientists in the field of cosmetics, pharmaceuticals, and neuromodulators have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties have and may again challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Our European Patent EP 2 661 276 for “Topical composition comprising botulinum toxin and a dye” was opposed in the European Patent

Office by Allergan plc on May 2, 2018, and although this patent is not material to our business, we continue to take appropriate measures to defend the patent, including an appeal of a decision to revoke the patent, which decision is suspended during the pendency of the appeal. On May 2, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. On June 10, 2021, we successfully defended the patent in the European Patent Office with the patent being upheld with amendments to certain claims. The company and the opponent filed notices of appeal of the decision of the Opposition Division in the European Patent Office. In May 2019 we were informed that our patent application NC2018/0005361 pending in Colombia for “Injectable Botulinum Toxin Formulations And Methods of Use Thereof Having Long Duration of Therapeutic Effect” was opposed. We have responded to this pre-grant opposition. Furthermore, even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims.
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
Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce, defend and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us. Competitors may also bring claims against us. Some of our competitors have substantially greater intellectual property portfolios and financial resources than we have. See Item 1A. “Risk Factors—If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed” for more information.
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
If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.*
Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of cosmetics, pharmaceuticals and neuromodulators have developed large portfolios of patents and patent applications in fields relating to our business. For example, there are patents held by third parties that relate to the treatment with neuromodulator products for indications we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and/or we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Further, if a patent infringement suit were brought against us, during the pendency of the litigation, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
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
There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We have been and in the future may be subject to this type of litigation and these types of proceedings. In October 2021, Allergan, Inc. and Allergan Pharmaceuticals Ireland (collectively, “Allergan”) filed a complaint against us and Ajinomoto Althea, Inc. dba Aji Bio Pharma Services (“ABPS”), one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the United States District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DaxibotulinumtoxinA for Injection and our and ABPS’s manufacturing process used to produce DaxibotulinumtoxinA for Injection infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute Allergan’s claims and intend to defend the matter vigorously. In November 2021, we filed a motion to dismiss, but we cannot be certain of whether the motion will be granted. The Company may be delayed or prevented from commercializing DaxibotulinumtoxinA for Injection as a result of Allergan’s lawsuit against us, which would have a material adverse effect on our ability to generate revenue. In addition, if we were found to infringe upon these patents, other patents or other intellectual property rights, or if we failed to obtain or renew a license under a patent or other intellectual property right from Allergan or other third parties, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, halt or delay commercialization, suspend the manufacture of our products or reengineer or rebrand our products, if feasible, re-design the manufacturing process for our products, which would require FDA review and could halt or delay commercialization, or we may be unable to enter certain new product markets. We may be delayed or prevented from commercializing DaxibotulinumtoxinA for Injection or other product candidates if these proceedings are successful, which would have a material adverse effect on our ability to generate revenue. In addition, if we were found to infringe upon third-party patents or other intellectual property rights, or if we failed to obtain or renew a license under a patent or other intellectual property right from third parties, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, halt or delay commercialization, suspend the manufacture of our products or reengineer or rebrand our products, if feasible, re-design the manufacturing process for our products, which would require FDA review and could halt or delay commercialization, or we may be unable to enter certain new product markets.
In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time, financial and other resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace and negatively impact our reputation and stock price. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.
We may become involved in lawsuits or administrative proceedings to protect or enforce our patents or other intellectual property or the patents of our licensors, or to challenge patent claims of third party patents which could be expensive and time-consuming.*

Competitors may infringe upon our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use of our own or licensed intellectual property. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.
An adverse determination of any litigation or other proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
Interference, derivation, inter partes review, post-grant review or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patents or patent applications or those of our licensors or collaborators. For example, On July 1, 2021, we filed two petitions (IPR2021-01203 and IPR2021-01204) requesting inter partes review ("IPR") of Medy-Tox, Inc. (“Medy-Tox”), U.S. patent 9,480,731, titled “Long Lasting Effect of New Botulinum Toxin Formulations.” The 9,480,731 patent issued from the parent application of a continuation application that issued as U.S. patent 10,143,728 and that is the subject of Post Grant Review, PGR2019-00062, requested by Galderma (Galderma S.A., Galderma Laboratories, Inc., Galderma Laboratories LP Galderma Research & Development SNC; Nestlé Skin Health, Inc., Nestlé Skin Health, S.A., and Nestlé S.A.) and which on July 16, 2021, resulted in a Final Written Decision and Judgement cancelling all original claims 1-10 of the 10,143,728 patent and denying Medy-Tox's Non-Contingent Revised Motion to Amend with Regard to Proposed Substitute Claims 19-27. On August 16, 2021 Medy-Tox, filed a “Patent Owner’s Request for Director Review And, In the Alternative, Panel Rehearing.” On September 8, 2021, Medy-Tox announced that its exclusive technology transfer agreement with Abbvie was terminated with rights for Medy-Tox’s technology being returned from Abbvie to Medy-Tox. In 2013, Medy-Tox had exclusively licensed its technology to Allergan plc which subsequently was acquired by Abbvie. This IPR proceeding, litigation or other USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, either alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.
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
Use of “open source” software for the Fintech Platform could adversely affect our ability to provide the Fintech Platform and subject us to possible claims.
The Fintech Platform incorporates open source software and we expect to continue to use open source software in the future. We may face claims from others claiming ownership of open source software, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software or derivative works thereof, or of our proprietary source code associated with such open source software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change the Fintech Platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize changes, we may be forced to reengineer the Fintech Platform or incur additional costs. Although we have implemented policies to regulate the use and incorporation of open source software into the Fintech Platform, we cannot be certain that we have not incorporated open source software in the Fintech Platform in a manner that is inconsistent with such policies.
Any failure to protect intellectual property rights associated with the Fintech Platform could impair our ability to protect the proprietary technology and brand of the Fintech Platform.*
We have five issued patents and 16 pending patent applications related to the Fintech Platform. However, there is no guarantee that the pending patent applications will result in issued patents, or that the issued patents will ultimately be determined to be valid and enforceable. We also have one registered trademark in the United States and one pending trademark in Canada related to the Fintech Platform. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or other protective agreements with our employees, customers, partners and others to protect the intellectual property rights associated with the Fintech Platform. However, the steps we take to protect those intellectual property rights may be inadequate to prevent others from competing with the Fintech Platform.

To protect the intellectual property rights associated with the Fintech Platform, we may be required to spend significant resources to monitor, protect and enforce these rights. Litigation brought to protect and enforce those intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of such intellectual property. Furthermore, our efforts to enforce the intellectual property rights associated with the Fintech Platform may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of those intellectual property rights. Our failure to secure, protect and enforce the intellectual property rights associated with the Fintech Platform could adversely affect the Fintech Platform brand and adversely affect our business.

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
Once regulatory approval has been granted, DaxibotulinumtoxinA for Injection or any approved product will be subject to continual regulatory review by the FDA and/or (if applicable) non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
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

The Fintech Platform is subject to stringent and changing privacy laws, regulations, standards and contractual obligations related to data privacy and security. Because the Fintech Platform can be used to collect and store personal information, domestic privacy and data security concerns could result in us incurring additional costs and liabilities or inhibit sales of the Fintech Platform.
Practices use the Fintech Platform to process personal information, including personal information that could be considered “sensitive”, regarding patients, which processing is subject to U.S. federal and state privacy laws and breach notification laws. The costs of compliance with these privacy laws and breach notification laws, as well as the associated burdens imposed by such laws, may limit the use or adoption of the Fintech Platform, lead to significant fines, penalties or liabilities related to noncompliance, or slow the pace at which we close sales of the Fintech Platform, any of which could harm our business. See “If the Fintech Platform or its vendors’ networks or computer systems are breached or if the security of the personal information that we collect, store or process through the Fintech Platform (or that our vendors collect, store or process) is compromised or otherwise experiences unauthorized access, or we fail to comply with commitments and assurances regarding the privacy and security of personal information on the Fintech Platform, the Fintech Platform may be perceived as insecure, and we may lose existing users or fail to attract new users to the Fintech Platform, and our brand and reputation may be negatively impacted, and we may incur significant liabilities.”
Any failure by our vendors to comply with the terms of our contractual provisions or the applicable privacy or breach notification laws or where applicable the Payment Card Industry Data Security Standards ("PCI DSS") of the PCI Security Standards Council in connection with the Fintech Platform could result in proceedings against us by governmental entities or others.
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
The Fintech Platform may in certain circumstances, process information that could be defined by HIPAA as “protected health information” (“PHI”) and thus such processing may be subject to HIPAA. Additionally, certain states have adopted health information privacy laws and regulations related to the processing of PHI and comparable to HIPAA, some of which may be more stringent than HIPAA. Generally, HIPAA and state health information privacy laws require entities directly regulated by the law and regulations (HIPAA calls these entities “covered entities”, and their service providers and subcontractors “business associates”) to develop and maintain certain administrative, physical, and technical safeguards to protect PHI and ensure the confidentiality, integrity and availability of electronic PHI. In the event of an unauthorized use or disclosure of PHI, the reporting requirements could include notification to affected individuals, state and federal governmental agencies, and in certain instances the media. Depending on the facts and circumstances we could be subject to significant civil and administrative penalties, and in rare circumstances, criminal penalties, if we obtain, use, or disclose PHI through the Fintech Platform in a manner that is not authorized or permitted by HIPAA or state health information privacy laws. Further, if we are not able to meet our obligations under HIPAA and/or applicable state health information privacy laws relating to the Fintech Platform, we could be found to have breached our contractual obligations with the Fintech Platform customers. Maintaining compliance with applicable privacy laws and our contractual obligations is a complex undertaking, and we cannot be certain how these health information privacy laws will be interpreted, enforced or applied to our operations.
Additionally, the Fintech Platform processes a significant portion of its payments through credit or debit cards and enables users of its payments platform to engage in payments through its service. Our operations related to the Fintech Platform are contractually required to maintain compliance with current PCI DSS as part of our information security program and to undergo periodic PCI DSS audits undertaken by third party auditors (“PCI Audits”). We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data. If we cannot comply with or if we incur a violation of any of these standards or contractual requirements, or if we have findings resulting from a PCI Audit and we fail to undertake timely corrective action, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations or litigation with relevant stakeholders, either of which could have an adverse effect on our reputation, business, financial condition and operating results. In addition, failure to comply with the PCI DSS obligations or the contractual obligations of the Fintech Platform, including timely and sufficient mitigation of any findings from a PCI Audit, could also result in the termination of OPULTM’s status as a registered PayFac, thereby dramatically impairing our ability to continue doing business in the payments industry, or we could be liable to the payment card issuing banks for their costs of issuing new cards and related expenses.
We may find it necessary to change our business practices or expend significant resources to modify the Fintech Platform software or platform to adapt to audit findings, new laws, regulations and industry standards concerning these matters. We may be unable to make such changes and modifications in a commercially reasonable manner or at all. Any failure to comply with federal, state or local laws and regulations, industry standards or other legal obligations, or any actual or suspected security incident, may result in governmental enforcement actions and prosecutions, private litigation, fines, penalties or adverse publicity for us and could cause users of the Fintech Platform, patients undergoing our clinical trials or our product customers to lose trust in us, which could have an adverse effect on our reputation and business.
We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that DaxibotulinumtoxinA for Injection, if approved for the treatment of moderate to severe glabellar (frown) lines, or the RHA® Collection of dermal fillers to subject us to all of the various U.S. federal and state laws intended to prevent healthcare fraud and abuse, we may be subject to, or in the future become subject to, additional laws in connection with the use of these products for treatment of therapeutic indications or any future product candidates. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (“FCA”). Many states have similar laws that apply to their state healthcare programs as well as private payors.
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
State and federal authorities have aggressively targeted pharmaceutical manufacturers for alleged violations of these anti-fraud statutes for a range of activities, such as those based on improper research or consulting contracts with physicians and other healthcare professionals, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, inappropriate billing and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct business. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. If we become the target of such an investigation or prosecution based on our activities such as contractual relationships with providers or institutions, or our marketing and promotional practices, including any Fintech Platform rewards programs, we could be subject to significant civil, criminal, and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, imprisonment, additional reporting requirements, and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the former U.S. presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the former presidential administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals, which have resulted in additional regulations from the FDA, CMS and the U.S. Department of Health and Human Services. For example, on November 20, 2020, CMS issued an interim final rule implementing the former presidential administration’s Most Favored Nation executive order to tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The implementation of the rule has been delayed by the Biden administration until January 1, 2023 in response to ongoing litigation. Further, as a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of, or affect the price that we may charge for, DaxibotulinumtoxinA for Injection, or any future product candidates including an onabotulinumtoxinA biosimilar. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs on our commercialization efforts for the RHA® Collection of dermal fillers. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:
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

The Fintech Platform is subject to extensive regulation and industry compliance requirements associated with operating as a PayFac, and its failure to comply with such regulation and requirements could negatively impact our business.
The financial services offered by the Fintech Platform are subject to legal, regulatory, and card brand requirements, including those regarding anti-money laundering, sanctions, fraud, and consumer financial protection. All Fintech Platform operations are conducted by certain Revance employees, and, as a result, those employees and the operations of Revance as it relates to the Fintech Platform will be subject to these regulations and requirements. Noncompliance with applicable laws and regulations could result in: civil or criminal penalties that could increase our expenses and adversely impact our business operations; the termination of the Fintech Platform’s key supplier agreements, such as its Payment Facilitator Agreement; assessment of significant fines or monetary penalties; damage to our brand and reputation; loss of Fintech Platform customers, and poor financial performance. In addition, changes in applicable laws and regulations or changes in interpretations and enforcement practices may in turn require increased operating costs or capital expenditures to implement operational changes. Unforeseen regulatory changes may also limit our ability to offer certain products or services, or impact the competitiveness of products or services offered by the Fintech Platform. If we are no longer able to offer the full suite of Fintech Platform services or expand its services to appeal to a larger consumer base, the Fintech Platform brand and reputation may be harmed, customer retention and procurement may be negatively impacted, we may not achieve the anticipated benefits of the HintMD Acquisition.

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

General Risk Factors
The trading price of our common stock is volatile, and purchasers of our common stock could incur substantial losses.*
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing price of our common stock from January 1, 2021 to October 28, 2021 has ranged from a low of $13.52 to a high of $33.21. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:
•announcements of regulatory approval or disapproval of DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates;
•regulatory or legal actions, developments and guidance in the U.S. and foreign countries, such as the receipt of the CRL related to the BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines;
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
These broad market fluctuations may adversely affect the trading price or liquidity of our common stock, regardless of our actual operating performance. In addition, in the past, stockholders have initiated class actions against pharmaceutical companies, including us, following periods of volatility in their stock prices. Such litigation instituted against us could cause us to incur substantial costs and divert management’s attention and resources.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125 million. As of September 30, 2021, we sold 3.3 million shares of common stock under the 2020 ATM Agreement resulting in net proceeds of $90.1 million after sales agent commissions, with $32.6 million remaining available under the 2020 ATM Agreement.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	S-1	333-193154	3.4	December 31, 2013	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1+	Second Amendment to Lease, dated July 1, 2021 by and between Revance Therapeutics, Inc and 1222 Demonbreun, LP	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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

REVANCE THERAPEUTICS, INC.

Date: November 9, 2021	By:	/s/ Mark J. Foley
Mark J. Foley
Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)