Form 10-K
period 2021-12-31
Revance Therapeutics, Inc.
filed 2022-02-28
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $2.0 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $29.64 per share for such date.

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 17, 2022: 71,453,287

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2022, in connection with the registrant's 2022 Annual Meeting of the Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

“Revance TherapeuticsTM,” the Revance logos and other trademarks or service marks of Revance appearing in this Annual Report on Form 10-K (this “Report”) are the property of Revance Therapeutics, Inc. OPULTM is the property of Hint, Inc., a wholly owned subsidiary of Revance Therapeutics, Inc. This Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
Unless expressly indicated or the context requires otherwise, the terms “Revance,” “Company,” “we,” “us,” and “our,” in this document refer to Revance Therapeutics, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, milestone expectations, and expected cash runway; our ability to mitigate the substantial doubt to continue as a going concern; our future responses to and the effects of the COVID-19 pandemic; the requirements, timing and path for the resubmission of the biologics license application (the “BLA”) for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines and the U.S. Food and Drug Administration (the “FDA”) reinspection of our manufacturing facility and related regulatory process for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including our ability to adequately address the FDA’s observations from the manufacturing site inspection and submit a complete response, the FDA’s acceptance and review of the resubmission and the approval of the BLA; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates, including with respect to the RHA® Pipeline Products (as defined below); our expectations regarding the next-generation HintMD fintech platform (the "HintMD platform”) and OPULTM Relational Commerce Platform (“OPULTM" and together with the HintMD platform, the “Fintech Platform”), including their features, functionality, gross processing volume (“GPV”) and profitability; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates including the outcome of such clinical studies and trials; development of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® (an “onabotulinumtoxinA biosimilar”), which would compete in the existing short-acting neuromodulator marketplace; the process and our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection; our ability to successfully compete in the dermal filler, neuromodulator and fintech services markets; the design of our clinical studies; our human capital, social and environmental performance and goals; the markets for our current and future products and services; our business strategy, plans and prospects, including our commercialization plans and ability to commercialize the RHA® Collection of dermal fillers (as defined below) and DaxibotulinumtoxinA for Injection, if approved; the timing of the RHA® Redensity launch; the potential benefits of the RHA® Collection of dermal fillers, our drug product candidates and the Fintech Platform; the extent to which our products and services are considered unique and premium; patient and customer preferences related to our products and services; the rate and degree of economic benefit, safety, efficacy, commercial acceptance, market, competition and/or size and growth potential of the RHA® Collection of dermal fillers, OPUL™ and our drug product candidates, if approved; patent defensive measures; and strategic collaborations are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Part 1. Item 1A. “Risk Factors” and elsewhere in this Report.
You should not rely upon forward-looking statements as predictions of future events. These forward-looking statements represent our estimates and assumptions only as of the date of this Report. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations. You should read this Report, together with the information incorporated herein by reference, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Summary of Risk Factors
Investing in our common stock involves risks. See Part I. Item 1A. “Risk Factors” in this Report for a discussion of the following principal risks and other risks that make an investment in Revance speculative or risky.
•Our success as a company, including our ability to finance our business and generate revenue, and our future growth is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection, and the commercial success of the RHA® Collection of dermal fillers. Our longer-term prospects will also depend on the successful development, regulatory approval and commercialization of an onabotulinumtoxinA biosimilar product candidate and any future product candidates. If we experience additional delays, as a result of the Complete Response Letter (“CRL”) from the FDA for the BLA for DaxibotulinumtoxinA for Injection or otherwise, or are unable to successfully complete the development or regulatory approval process or commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.
•We may be unable to address the outstanding observations of the FDA and remediate the deficiencies related to the manufacturing inspection or obtain regulatory approval for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, on a timely basis or at all.
•Management has concluded there is substantial doubt about our ability to continue as a going concern, and we will require substantial additional financing to continue to operate our business and achieve our goals. We have incurred significant losses since our inception and we anticipate that these losses will continue for the foreseeable future. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
•The COVID-19 pandemic has and may continue to adversely affect our product approval timeline, financial condition and our business as well as those of third parties on which we rely for significant manufacturing, clinical or other business operations. Further, the COVID-19 pandemic has adversely affected the economy and disposable income levels, which could reduce consumer spending and lower demand for our products.
•If we are not able to effectively and reliably manufacture DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, including through any third-party manufacturers, as well as acquire supplies of the RHA® Collection of dermal fillers from Teoxane SA ("Teoxane"), our product development, regulatory approval, commercialization and sales efforts and our ability to generate revenue may be adversely affected.
•DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful, which would adversely affect our operating results and financial condition.
•Our product candidates and the RHA® Collection of dermal fillers will face significant competition, including from companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
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
•If we do not effectively manage our expanded operations in connection with the acquisition of Hint, Inc. ("HintMD"), or if we are not able to achieve market acceptance of the Fintech Platform, then we may not achieve the anticipated benefits or recoup the substantial expense incurred in connection with the acquisition.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results or actual patient outcomes.
•If our efforts to protect our intellectual property related to DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products, any future product candidates, or the Fintech Platform are not adequate, we may not be able to compete effectively. Additionally, we are currently and in the future may become involved in lawsuits or administrative proceedings to defend against claims that we infringe the intellectual property of others and to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming and would have a material adverse effect on our ability to generate revenue if we are unsuccessful.
•We are currently, and in the future may be, subject to securities class action and stockholder derivative actions. If securities, product liability or other lawsuits are brought against us and we cannot successfully defend ourselves, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.
•We use third-party collaborators, including Viatris Inc. (“Viatris”), Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun”), Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“ABPS”) and Lyophilization Services of New England, Inc. (“LSNE”), to help us develop, validate, manufacture and/or commercialize product candidates. Our ability to commercialize our product candidates could be impaired or delayed if these collaborations are unsuccessful.
•Significant disruptions of information technology systems or security incidents could materially adversely affect our business, our reputation, our customer relationships, results of operations and financial condition.
•Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.
•Servicing our debt, including the 2027 Notes (as defined below), requires a significant amount of cash to pay our substantial debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.
•If we fail to attract and retain qualified management, clinical, scientific, technical and sales personnel, we may be unable to successfully execute our objectives.

PART I

ITEM 1. BUSINESS

Overview
Revance is a commercial stage biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation, long-acting, neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed Phase 3 programs for DaxibotulinumtoxinA for Injection across two different treatment categories, aesthetics and therapeutics. In the aesthetics category, we completed our Phase 3 program for the treatment of moderate to severe glabellar (frown) lines and are pursuing United States (“U.S.”) regulatory approval. In the therapeutics category, we completed our Phase 3 program for the treatment of cervical dystonia in November 2021 and plan to pursue U.S. regulatory approval following the FDA approval of DaxibotulinumtoxinA for Injection for glabellar lines. We are also evaluating additional aesthetic and therapeutic indications for DaxibotulinumtoxinA for Injection including the full upper face, which includes glabellar lines, forehead lines and crow’s feet, and adult upper limb spasticity. To complement DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to the RHA® Collection of dermal fillers, the first and only range of FDA approved fillers for correction of dynamic facial wrinkles and folds, and OPUL™. We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace.

Impact of the COVID-19 Pandemic on Our Operations
The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, the regulatory approval process for our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. The COVID-19 pandemic has caused delays in the regulatory approval process for DaxibotulinumtoxinA for Injection. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA reiterated that an inspection of our manufacturing facility was required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Although the inspection has been completed, in October 2021, we received a CRL due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. Resubmission of the BLA requires the remediation of the deficiencies identified by the FDA during the inspection, and a reinspection is required. We cannot be certain of the impact of the COVID-19 pandemic on the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including the timing of the FDA's reinspection of the manufacturing facility, or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file.
Our supply of and our ability to commercialize the RHA® Collection of dermal fillers has been impacted by the ongoing COVID-19 pandemic. The product supply of the Current RHA® Collection of dermal fillers was delayed by our distribution partner Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution in early 2020 in response to the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the Current RHA® Collection of dermal fillers to us in June 2020. As a result, our initial product launch of the Current RHA® Collection of dermal fillers was delayed by one quarter to September 2020. We have taken steps to build sufficient levels of inventory to help mitigate potential future supply chain disruptions, but we cannot be certain of whether we will experience additional delays in the future. In addition, port closures and other restrictions resulting from the COVID-19 pandemic have and may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for the production of our products and the sale of our services. The global chip shortage is currently impacting our third-party partners’ ability to provide us with the point of sale (“POS”) hardware terminals that are provided to customers as a part of the OPUL™ service offering. If our third-party partner cannot provide enough POS terminals to meet OPULTM demand or we are unable to provide a substitute device, we may be unable to timely board new customers or fulfill orders for additional hardware from existing customers. If the shortage continues for an extended period of time, it could materially and adversely affect the Fintech Platform’s business.
Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. The COVID-19 pandemic has and may further delay enrollment in and the progress of our current and future clinical trials. Even as some restrictions have been lifted and vaccines are widely available in the United States and certain other countries, the COVID-19 pandemic may continue to result in government imposed quarantines and consume hospital resources, especially if infection rates rise or more contagious variants develop and spread. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 pandemic. The trial was originally designed to include 128 subjects. Due to COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, in June 2020, we announced the decision to end screening and complete the JUNIPER trial with the 83 patients enrolled at that time.
To ensure proper clinical trial coordination and completion, in line with the FDA-issued guidance on March 18, 2020 on the Conduct of Clinical Trials of Medical Products during the COVID-19 pandemic, we have evaluated and implemented risk-based approaches for remote clinical trial monitoring and activities, including remote patient assessment, for those subjects who cannot physically visit clinic sites, to ensure the full completion of trials.
The COVID-19 pandemic has caused and may continue to cause general business disruption worldwide. In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Throughout the COVID-19 pandemic, certain manufacturing, quality and laboratory-based employees continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and have begun to transition employees back on-site in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, if the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations, which could disrupt our manufacturing operations, clinical trials, sales activities and other operations. See “Part I. Item 1A. Risk Factors—The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.”
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, our manufacturing operations, supply chain, end user demand for our products and services, commercialization efforts, business operations, clinical trials and other aspects of our business, the healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity and results of operations.

Key 2021 Developments

Regulatory Update on DaxibotulinumtoxinA for Injection for the Treatment of Glabellar Lines
On October 15, 2021, we received a CRL with respect to the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA determined it was unable to approve the BLA in its present form due to deficiencies related to the onsite inspection at our manufacturing facility. The CRL did not identify any other deficiencies. In December 2021, we held a Type A meeting with the FDA to gain clarity and alignment on the requirements for approval of the BLA. Based on the meeting minutes, which we received on January 14, 2022, a complete response to address the outstanding observations related to the working cell bank (“WCB”) and the drug substance manufacturing process will require us to qualify the new WCB by producing three consecutive drug substance lots and one drug product lot. We have completed the manufacturing of three consecutive drug substance lots and one drug product lot as part of the qualification of the new WCB and are actively working on completing the resubmission package for the BLA. A reinspection of our manufacturing facility will be required once the resubmission is accepted by the FDA.

RHA® Collection of Dermal Fillers

In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane, as amended in September 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds (the “Current RHA® Collection”) and RHA® Redensity, which has been approved for the treatment of moderate to severe dynamic perioral rhytids (lip lines) (collectively, the “RHA® Collection of dermal fillers”), and (ii) future hyaluronic acid filler advancements and products by Teoxane (the “RHA® Pipeline Products”) in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us.

We launched the Current RHA® Collection in the U.S. in September 2020. We plan to launch RHA® Redensity in the second half of 2022. For the year ended December 31, 2021, the first full year of commercialization, we recognized $70.8 million in product revenue and $23.1 million in cost of product revenue (exclusive of amortization) from the sale of the Current RHA® Collection of dermal fillers.

OPULTM Relational Commerce Platform Launch

On July 23, 2020, we completed the acquisition of HintMD (the “HintMD Acquisition”). Upon the close of the HintMD Acquisition, all HintMD operations began being conducted by Revance employees. Following the HintMD Acquisition, we began to operate in two reportable segments: (1) our Product Segment, which refers to the business that includes the research, development and commercialization of our product candidates and the RHA® Collection of dermal fillers, and (2) our Service Segment, which refers to the business that includes the development and commercialization of OPULTM, the next-generation fintech platform, and the HintMD platform, the legacy fintech platform. For additional information about our business segments, see Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 16—Segment Information.”
On October 11, 2021, we launched OPULTM, a Relational Commerce Platform that combines seamless, simple and smart payment solutions, 360-degree practice reporting and insights, and enhanced customer support to foster increased consumer loyalty and retention, specifically designed for aesthetic practices in the U.S.
OPULTM enables medical aesthetic practices (the “practices”) to improve practice management and economics and foster loyalty with customers, which supports the value chain of our aesthetics portfolio and aligns with our goal to improve outcomes for patients and practices. OPULTM will replace the HintMD platform, which will continue to be offered to existing HintMD customers with a phased migration to OPULTM.
OPULTM is a fully integrated payment facilitator (“PayFac”) pursuant to the Payment Facilitator Agreement (as defined below) with a third-party acquirer and sponsor bank. OPULTM enables practices to process payments for their patients and provides practice management solutions that support practices’ operations. Since OPULTM generates revenue as a percentage of credit card processing volumes, we use GPV as a key indicator of the ability of OPULTM to generate revenue. GPV measures the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds. The Company also uses the Fintech Platform PayFac capabilities to process credit card transactions for products purchased from the Company; these transactions are not included in GPV. For the year ended December 31, 2021, the Fintech Platform processed $506 million of GPV.

ASPEN-OLS Results
In November 2021, we announced positive topline results from the ASPEN-OLS Phase 3 study of DaxibotulinumtoxinA for Injection for the treatment of adults with cervical dystonia. In all dose groups, DaxibotulinumtoxinA for Injection appeared to be generally safe and well tolerated. The most common treatment-related adverse events were muscular weakness (4.9% of treatments administered), dysphagia (4.2% of treatments administered) and injection site pain (2.7% of treatments administered). There were no serious treatment-related adverse events or dose-dependent increases in adverse events observed. The median duration of effect, defined by the time to reach the Target Toronto Western Spasmodic Torticollis Rating Scale (TWSTRS) Score, ranged from 19.9 weeks to 26.0 weeks across doses within the evaluable treatment cycles. For additional information, See “—Product Candidates—DaxibotulinumtoxinA for Injection for the Treatment of Therapeutic Indications.”

Preservation of Capital and Expense Management
Beginning in October 2021, we took measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the potential approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. These measures include but are not limited to: pausing non-critical hires; deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities; and deferring international regulatory and commercial investment for DaxibotulinumtoxinA for Injection, with the exception of supporting our partnership with Fosun. These cash preservation measures may impact our ability and the timing to execute our strategy discussed below in “—Our Strategy.”
The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern. Our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report. In order to mitigate the substantial doubt to continue as a going concern, we will be required to raise additional capital to fund our operations. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan. See Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our Strategy
Our objective is to be a leading provider of botulinum toxin products across multiple aesthetic and therapeutic indications and to expand the opportunity for botulinum toxin products and other innovative and complimentary products and services, including hyaluronic acid dermal fillers and OPUL™.
Key elements of our strategy are:
•We plan to leverage DaxibotulinumtoxinA for Injection’s unique formulation and duration profile to build valuable franchises in aesthetics and therapeutics, which includes commercializing complimentary products like the RHA® Pipeline Products and OPUL™. We believe DaxibotulinumtoxinA for Injection has the ability to expand the neuromodulator opportunity by appealing to patients who seek a long-lasting effect.

•We have and will continue to selectively evaluate partnerships, distribution opportunities, joint development agreements and acquisitions as a way to expand our aesthetic and therapeutic franchises while enhancing our competitive position. Our partnership with Teoxane enabled us to enter the dermal filler market in the U.S. and provides us with an opportunity to set a foundation for the commercialization of future aesthetic products. We have the potential to enter the second largest neuromodulator market with strategic partnerships like the license agreement (the “Fosun License Agreement”) with Fosun, whereby we have granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in mainland China, Hong Kong and Macau (the “Fosun Territory”). Further, we have entered into a collaboration and license agreement with Viatris (the “Viatris Collaboration”), pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize an onabotulinumtoxinA biosimilar, which provides us with the potential to participate in the short-acting neuromodulator opportunity.

•We will use results from three clinical trials in therapeutic indications – cervical dystonia, which was released in October 2020 and November 2021, upper limb spasticity, which was released in February 2021, and plantar fasciitis, which was released in November 2020, to inform our regulatory pathway and commercial strategy in the therapeutics market.

•We aim to transform the practice and patient experience in the aesthetics market through OPUL™. OPUL™ aims to improve practice management, assist with the creation of revenue opportunities and increase patient retention for practices.

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
According to the Decision Resources Group ("DRG"), the global market opportunity for neuromodulators was estimated to be $5.4 billion in 2021 compared to $4.5 billion in 2020 and is projected to reach approximately $8.7 billion by 2026, registering a compounded annual growth rate of approximately 9.9% from 2021 to 2026. DRG estimates that the market opportunity for aesthetic indications and therapeutic indications in 2021 is approximately 49% and 51%, respectively. We expect continued growth to be driven by demographics, changing lifestyle, new indications and product launches in new geographies.
For information on competition we face in these markets, please see "—Product Competition" below.
The Opportunity for Neuromodulators for Aesthetic Indications
Injectable neuromodulator treatments are the single largest cosmetic procedure in the U.S. and globally. In the U.S., neuromodulators have been approved to treat three aesthetic indications, glabellar lines, forehead lines and lateral canthal lines. According to DRG, neuromodulator aesthetic injections continued to be the most frequently performed aesthetic injectable procedure in the U.S. in 2021, with 7.8 million procedures performed, which represents an increase of 24% over 2020. Also, according to DRG, the global aesthetic neuromodulator market opportunity was estimated to be $2.7 billion in 2021 compared to $2.2 billion in 2020. The global aesthetic neuromodulator market is projected to reach approximately $4.6 billion by 2026, registering a five-year compounded annual growth rate of approximately 11.5% from 2021 to 2026.
We believe that we are positioned to take advantage of this growing market opportunity due to the duration profile of DaxibotulinumtoxinA for Injection. In our SAKURA Phase 3 clinical program for the treatment of glabellar lines, DaxibotulinumtoxinA for Injection demonstrated a median time to the loss of none or mild wrinkle severity of 24 weeks (6 months) and a median time to return to baseline wrinkle severity of approximately 28 weeks (7 months). According to the prescribing information from other neuromodulators on the market, duration of effect is three to four months.
According to our 2018 Harris Poll survey results, 86% of the physicians surveyed wanted a neuromodulator that offered longer-lasting results than what was available, and 88% of the patients considered long lasting duration very important or absolutely essential. In addition, our primary qualitative market research among aesthetic physicians, patients, and office practice managers indicated that longer duration than what is currently available on the market is a differentiating and desirable attribute. Quantitative market research also shows most consumers visit their physicians less than twice per year for treatments.
We believe that a product which shows persistence of effect over time, with a slow return to baseline and a meaningful consumer benefit of up to six months, would be a desirable treatment regimen for physicians and patients and would align with existing customer habits. A product with a longer duration would enable patients to remain more satisfied between treatments.

The Opportunity for Neuromodulators for Therapeutic Indications
In the U.S., neuromodulators have been approved for the treatment of cervical dystonia, upper limb spasticity (adult and pediatric), chronic migraine headache, lower limb spasticity, urinary incontinence, overactive bladder, blepharospasm, strabismus, hyperhidrosis and neurogenic detrusor overactivity (adult and pediatric). In addition, neuromodulator products are being evaluated in clinical trials for other therapeutic indications, including acne, rosacea, skin and wound healing, scar reduction, hair loss treatments, and several musculoskeletal and neurological conditions.
We are currently pursuing the development and commercialization of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia and upper limb spasticity because we believe there is opportunity to improve injectable neuromodulator use in muscle movement disorders. Muscle movement disorders are neurological conditions that affect a person’s ability to control muscle activity in one or more areas of the body. Cervical dystonia is a painful and disabling chronic condition in which the neck muscles contract involuntarily, causing abnormal movements and awkward posture of the head and neck. Cervical dystonia affects approximately 60,000 people in the U.S. According to DRG, the global market opportunity for cervical dystonia in 2021 was $436 million and is expected to grow to $624 million by 2026, registering a five-year compounded annual growth rate of approximately 7.5% from 2021 to 2026.
Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke, trauma or disease. Muscle spasticity can be painful and may have a significant effect on a person’s quality of life. Certain tasks, like getting dressed or bathing, become difficult, and a person’s self-esteem may be affected by an abnormal posture. Spasticity affects approximately 500,000 people in the U.S. and approximately 12 million people globally. According to DRG, the global spasticity market in 2021 was approximately $791 million and is expected to grow to $1.2 billion by 2026.
Although currently FDA approved neuromodulators have demonstrated safety and efficacy in clinical trials for the treatment of muscle movement disorders, such neuromodulator injections must be repeated every three to four months. We believe there is a significant need for a longer-lasting injectable neuromodulator, which has the potential to offer patients more value by not only reducing the frequency of visits, but also allowing them to achieve longer symptom relief between injection cycles. We believe that DaxibotulinumtoxinA for Injection has the potential to provide these benefits if approved. In 2021, we completed the ASPEN Phase 3 clinical program for the treatment of cervical dystonia, and we completed the JUNIPER Phase 2 clinical trial for the treatment of upper limb spasticity and plan to advance to a Phase 3 program. In the ASPEN-1 Phase 3 clinical trial, DaxibotulinumtoxinA for Injection demonstrated a median duration of effect of 24.0 weeks in one treatment group and 20.3 weeks in another treatment group. In the JUNIPER Phase 2 clinical trial, DaxibotulinumtoxinA for Injection demonstrated a median duration of at least 24 weeks across all three doses. See “—Our Product Candidates— DaxibotulinumtoxinA for Injection—DaxibotulinumtoxinA for Injection for the Treatment of Therapeutic Indications.”
The Hyaluronic Acid Dermal Filler Opportunity
Dermal fillers are injected into the superficial and deep layers of the skin to restore volume, smooth lines, provide facial lift and contour, plump the lips or improve the appearance of facial scars commonly caused by acne. Hyaluronic acid dermal fillers represent 90% of the total U.S. dermal filler market, and according to DRG, hyaluronic acid dermal fillers were the second most common aesthetic injectable procedure in 2021. Hyaluronic acid is naturally found in the body, primarily in the skin, joints and connective tissue. With age, human skin loses its ability to produce hyaluronic acid, resulting in the loss of volume, firmness and elasticity. Hyaluronic acid dermal fillers are manufactured from synthesized hyaluronic acid cross-linked to significantly enhance durability in the skin. These products can restore lost volume for six to 12 months or longer before the body gradually and naturally absorbs the hyaluronic acid. Most hyaluronic acid dermal fillers also contain lidocaine to help minimize discomfort during and after treatment.
In 2021, DRG estimated that 2.3 million hyaluronic acid dermal filler procedures were performed in the U.S. According to DRG, the U.S. market opportunity for hyaluronic acid dermal fillers was estimated to be $1.1 billion in 2021 and is projected to reach approximately $2.1 billion by 2026, registering a compounded annual growth rate of approximately 14.2% from 2021 to 2026.
Access to the RHA® Collection of dermal fillers not only provides us with the capability to compete in the U.S. dermal filler market, but also provides a foundation from which to launch DaxibotulinumtoxinA for Injection, if approved, and other potential aesthetic product offerings. We believe hyaluronic acid dermal fillers have the potential to complement our premium aesthetics offering and strengthen the commercial acceptance and use of DaxibotulinumtoxinA for Injection, if approved. We believe our ability to offer a comprehensive aesthetics portfolio, including the RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection, if approved, positions us to compete with established competitors that leverage a portfolio of aesthetic products.
For information on competition we face in this market, please see “—Product Competition” below.
The Aesthetic Practice Fintech Opportunity
OPULTM provides a seamless, simple and smart payment solution, practice reporting and insights, and enhanced customer support that enables practices to improve practice management and economics and foster loyalty with customers, which completes the value chain of our aesthetics portfolio and aligns with our goal to improve outcomes for patients and practices. We believe that OPULTM will enable us to grow our U.S. aesthetics market opportunity and give us access to the aesthetic practice payment processing market and recurring aesthetic practice treatment and services revenue.
In 2019, the U.S. aesthetic practice payment services market was estimated to generate more than $500 million in revenue based on a growing base of 40,000 aesthetic practices processing an estimated $68 billion. On average, credit card processors charge 2.9% to 4.4% per transaction to complete a financial transaction depending on a variety of factors such as the type of credit card, whether the card is physically present and other variables and receive a margin of 0.5% to 1% per transaction. With the expected growth of the aesthetic market, the revenue for the U.S. aesthetic practice fintech market is expected to grow to approximately $500 million by 2025.

Product Pipeline Summary

REVANCE

Broad and balanced pipeline in aesthetics and therapeutics

PRECLINICAL
PHASE 1
PHASE 2
PHASE 3

AESTHETICS DaxibotulinumtoxinA	Glabellar (frown) lines	BLA to be resubmitted
	Forehead lines	Positive results in all three open label Phase 2 studies to evaluate dosing and injection patterns
	Lateral canthal lines	
	Upper facial lines	
AESTHETICS RHA® Collection	RHA® Redensity	FDA approved in December 2021*
THERAPEUTICS DaxibotulinumtoxinA	Cervical dystonia	Positive Phase 3 open label safety results reported in Q3 2021
	Upper limb spasticity	End of Phase 2 meeting with FDA completed Q3 2021
OTHER Neuromodulators	Biosimilar to BOTOX®	Partnered with Viatris, Inc.
	Topical	

*Revance has the exclusive right to commercialize RHA® Redensity dermal filer in the U.S. RHA is a trademark of Teoxane SA, BOTOX® is a registered trademark of Allergan, Inc.

Our Product Candidates
DaxibotulinumtoxinA for Injection
Our lead product candidate, DaxibotulinumtoxinA for Injection, combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. DaxibotulinumtoxinA for Injection has demonstrated high response rates and long duration of effect.
The DaxibotulinumtoxinA for Injection formulation incorporates our proprietary stabilizing peptide excipient along with the other excipients: polysorbate-20, buffers and a sugar. DaxibotulinumtoxinA for Injection will be supplied as a lyophilized powder which will require reconstitution with saline prior to injection. The highly positively charged peptide excipient has been shown to bind non-covalently to the daxibotulinumtoxinA molecule. The unique formulation of DaxibotulinumtoxinA for Injection has permitted us to create a drug product without human serum albumin, found in all other FDA approved neuromodulator products. Clinical trial results demonstrate that DaxibotulinumtoxinA for Injection may provide long duration of effect at the target muscle with a safety profile consistent with currently approved neuromodulator products. We are currently focusing on developing DaxibotulinumtoxinA for Injection for the treatment of both aesthetic and therapeutic indications.

DaxibotulinumtoxinA for Injection for the Treatment of Aesthetic Indications
DaxibotulinumtoxinA for Injection for the Treatment of Glabellar Lines
Glabellar Lines, often called “frown lines,” are vertical lines that develop between the eyebrows and may appear as a single vertical line or as two or more lines. When one frowns, the muscles of the glabella contract causing vertical creases to form between the eyebrows. Neuromodulators are used to temporarily block the ability of nerves to trigger contraction of the injected muscle, inhibiting movement of the muscles that cause the frown lines, giving the skin a smoother, more refreshed appearance. Current treatments include neuromodulator injections, dermal fillers, laser treatments and topical creams.
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
On October 15, 2021, we received a CRL with respect to the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA determined it was unable to approve the BLA in its present form due to deficiencies related to the onsite inspection at our manufacturing facility. The CRL did not identify any other deficiencies. In December 2021, we held a Type A meeting with the FDA to gain clarity and alignment on the requirements for approval of the BLA. Based on the meeting minutes, received by the Company on January 14, 2022, a complete response to address the outstanding observations related to the WCB and the drug substance manufacturing process will require the Company to qualify its new WCB by producing three consecutive drug substance lots and one drug product lot. We have completed the manufacturing of three consecutive drug substance lots and one drug product lot as part of the qualification of the new WCB and are actively working on completing the resubmission package for the BLA. A reinspection of the Company’s manufacturing facility will be required once the resubmission is accepted by the FDA.
DaxibotulinumtoxinA for Injection for the Treatment of Upper Facial Lines
Upper facial lines (“UFL”) is the name commonly given to the combination of the three most commonly treated facial areas with neuromodulators; specifically, glabellar lines, lateral canthal lines and forehead lines. In clinical practice, a large proportion of patients seek treatment in all three areas to address signs of aging.
In December 2019, we initiated a new multicenter, open-label Phase 2 trial for the treatment of the UFL (the “UFL Trial”) to understand the safety and efficacy, including potential dosing and injection patterns, of DaxibotulinumtoxinA for Injection, covering the UFL. Interim Week 4 data from the Phase 2a studies in forehead lines and lateral canthal lines, which are discussed below, were used in the final design of the UFL Trial to optimize dosing and injection patterns. We released topline results from the UFL Trial in December of 2020. In the UFL Trial, 48 subjects were enrolled to receive a single treatment of DaxibotulinumtoxinA for Injection with a total study duration of 36 weeks. Subjects concurrently received 40, 32, and 48 units of DaxibotulinumtoxinA for Injection respectively in the glabellar complex, forehead and lateral canthal areas. The key endpoints for efficacy were the proportion of subjects achieving a score of none or mild wrinkle severity at maximum contraction (maximum frown, eyebrow elevation, and smile effort) at Week 4, as assessed on the Investigator Global Assessment Frown Wrinkle Severity, Investigator Global Assessment Forehead Wrinkle Severity, and Investigator Global Assessment Lateral Canthal Wrinkle Severity, respectively. The proportion of subjects achieving a score of none or mild at Week 4 were 95.8%, 95.8% and 91.7% for glabellar lines, forehead lines and lateral canthal lines, respectively. The UFL Trial measured duration of effect in responders (those who achieved a score of none or mild at Week 4). These duration measures were defined as the median time to return to baseline wrinkle severity or the time to loss of none or mild wrinkle severity, both based on investigator and subject assessments. The median time to return to base line was 33.3, 35.3 and 35.2 weeks, and the median time to loss of none or mild was 25.0, 24.0 and 28.1 weeks for glabellar lines, forehead lines and lateral canthal lines, respectively. DaxibotulinumtoxinA for Injection was generally well tolerated, and there were no treatment-related serious adverse events. The most common adverse events were injection site erythema (6.3%), facial discomfort (4.2%) and headache (2.1%). No eyelid or brow ptosis was reported.
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
In March 2019, we initiated a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe lateral canthal lines (the “LCL Tria”). The objective was to understand the potential dosing of DaxibotulinumtoxinA for Injection in the lateral canthal area. We released top-line results from the LCL Trial in June 2020. The primary endpoint for efficacy was the proportion of subjects achieving a score of none or mild in wrinkle or line severity at Week 4 at maximum smile for crow’s feet. In the LCL Trial, 88% of subjects achieved a score of none or mild at Week 4 in at least one treatment group. DaxibotulinumtoxinA for Injection was well-tolerated at all dose levels. Adverse events were mild, localized and transient as expected and there were no treatment-related serious adverse events, as is common with other approved neuromodulators in the treatment of upper facial lines. One of the exploratory endpoints in the LCL Trial was duration of effect, defined as the median time to return to baseline wrinkle severity based on both investigator and patient assessment. At least one dose in the study demonstrated a median duration of effect of 24 weeks on crow’s feet. Interim data from the LCL Trial was used in the final design of the UFL Trial to optimize dosing and injection patterns, which is discussed above in Part I, Item 1. “Business—DaxibotulinumtoxinA for Injection for the Treatment of Upper Facial Lines.”

DaxibotulinumtoxinA for Injection for the Treatment of Therapeutic Indications
DaxibotulinumtoxinA for Injection is currently being developed for the treatment of cervical dystonia and upper limb spasticity. We will continue to evaluate development for other therapeutic indications, such as migraine and neurological movement and other disorders, based on the results of our current preclinical studies and clinical trials.
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
DaxibotulinumtoxinA for Injection for the treatment of moderate to severe cervical dystonia was studied in a Phase 2 dose-escalating study and was advanced into a Phase 3 program. In 2018, we initiated the ASPEN-1 Phase 3 clinical trial program for the treatment of cervical dystonia, which was a 301-subject, randomized, double-blind, placebo-controlled trial comparing two doses of DaxibotulinumtoxinA for Injection (125 units and 250 units) to placebo and conducted at 60 sites across the U.S., Canada and Europe. Subjects were randomized 3:3:1 to receive a single treatment of either 125 units or 250 units of DaxibotulinumtoxinA for Injection, or placebo and were followed for up to 36 weeks. In October 2020, we announced positive topline results from the ASPEN-1 trial. The drug appeared to be well-tolerated at both doses. The study met its primary efficacy endpoint at both doses, demonstrating a clinically meaningful improvement in the signs and symptoms of cervical dystonia at the average of Weeks 4 and 6. Compared to placebo, subjects treated with either 125 Units or 250 Units showed a statistically significant greater change from baseline as measured by the TWSTRS score. Median duration of effect was 24.0 and 20.3 weeks, for the 125 Unit and 250 Unit dose groups respectively, based on the median time to loss of 80% of the peak treatment effect. There were no serious treatment-related adverse events and no dose-dependent increase in adverse events was observed. Treatment-related adverse events were generally transient and mild to moderate in severity, with one case of neck pain reported as severe, which resolved two days after onset. The three most common treatment-related adverse events were (for 125 Units and 250 Units, respectively): injection site pain (7.9%, 4.7%), headache (4.7%, 4.7%), and injection site erythema (4.7%, 2.3%). The incidence of dysphagia (difficulty swallowing) and muscle weakness, which are considered adverse events of particular interest with neuromodulator treatments for cervical dystonia, was (for 125 units and 250 units, respectively): dysphagia (1.6%, 3.9%) and muscular weakness (4.7%, 2.3%).

In November 2021, we announced positive topline results from the ASPEN-OLS Phase 3 study of DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia. ASPEN-OLS is a Phase 3, open-label, multi-center trial to evaluate the long-term safety and efficacy of repeat treatments of DaxibotulinumtoxinA for Injection in adults with cervical dystonia. Subjects could receive up to four treatments over a 52-week period. Doses evaluated included 125, 200, 250 and 300 units. The study enrolled a total of 357 subjects at 64 sites in the U.S., Canada and Europe.
In all dose groups, DaxibotulinumtoxinA for Injection appeared to be generally safe and well tolerated. The most common treatment-related adverse events were muscular weakness (4.9% of treatments administered), dysphagia (4.2% of treatments administered) and injection site pain (2.7% of treatments administered). There were no serious treatment-related adverse events or dose-dependent increases in adverse events observed. The median duration of effect, defined by the time to reach the TWSTRS Score, ranged from 19.9 weeks to 26.0 weeks across doses within the evaluable treatment cycles.
DaxibotulinumtoxinA for Injection for cervical dystonia is expected to be our first therapeutic indication of which we are aiming for regulatory approval.
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
In December 2018, we initiated the JUNIPER Phase 2 randomized, double-blind, placebo-controlled, multi-center clinical trial to evaluate the efficacy and safety of DaxibotulinumtoxinA for Injection for adults with moderate to severe upper limb spasticity due to stroke or traumatic brain injury. In February 2021, we announced topline data from the JUNIPER Phase 2 trial. Subjects were assigned to one of three doses of DaxibotulinumtoxinA for Injection (250 units, 375 units, or 500 units) or to placebo. The trial was originally designed to enroll 128 subjects. Due to the ongoing COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, we made the decision in June 2020 to complete study enrollment at 83 subjects.

The study’s co-primary endpoints were improvement from baseline in the Modified Ashworth Score (“MAS”) and the Physician Global Impression of Change (“PGIC”) score at Week 6. One co-primary endpoint was achieved in the 500-unit treatment group, which evaluated the change in the MAS score from baseline, with demonstration of a clinically meaningful and statistically significant reduction from baseline in muscle tone versus placebo (p=0.0488). Proof of concept was demonstrated with all three doses being numerically higher than placebo for the improvement in the MAS score. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved.

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

The JUNIPER Phase 2 trial generated sufficient data for progression to a Phase 3 study and to inform our dosing strategy and design for our Phase 3 program. In October 2021, we concluded our end-of-Phase 2 meeting with the FDA, which informed the study design for our JUNIPER Phase 3 program in upper limb spasticity.
DaxibotulinumtoxinA for Injection for the Treatment of Migraine
Migraine headache is a central nervous system disorder characterized as moderate to severe headache and often includes other symptoms such as nausea and vomiting. Migraine headache affects more than 39 million people in the U.S., of which more than 3 million of whom suffer from chronic migraine headache. Chronic migraine headache is both undertreated and underdiagnosed and is defined as more than fifteen headache days per month over a three-month period of which more than eight are migrainous, in the absence of medication overuse.
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

Our Strategic Collaborations
The RHA® Pipeline Products
In January 2020, we entered into the Teoxane Agreement, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute the RHA® Collection of dermal fillers and the RHA® Pipeline Products in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. In September 2020, we launched the Current RHA® Collection of dermal fillers.
The RHA® Collection of dermal fillers is the first and only FDA-approved dermal fillers for the correction of dynamic facial wrinkles and folds, and it represents the latest advancements in hyaluronic acid filler technology. The dermal filler range is created using a novel and gentle manufacturing process called preserved network technology ("PNT") that has few chemical modifications. The PNT process helps preserve the natural structure of the hyaluronic acid, allowing it to more closely mimic the natural hyaluronic acid found in the skin. The result is a hyaluronic acid dermal filler that is easy to inject and gives patients a natural look.
The Teoxane Agreement is effective for a term of ten years from product launch and may be extended for a two-year period upon the mutual agreement of the parties. In September 2020, we entered into the First Amendment to the Teoxane Agreement to memorialize a revised launch date from April to September as a result of delays related to the COVID-19 pandemic. Pursuant to the Teoxane Agreement, we are required to meet certain minimum purchase obligations and certain minimum expenditure requirements, which are discussed in Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements— Note 15—Commitments and Contingencies.” If Teoxane pursues regulatory approval for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We also have a right of first negotiation with respect to any cosmeceutical products that Teoxane wishes to distribute in the U.S, and Teoxane will have a right of first negotiation in connection with the distribution of DaxibotulinumtoxinA for Injection for aesthetic use outside the U.S. and U.S. territories where Teoxane has an affiliate.

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
In August 2019, we entered into an amendment to the Viatris Collaboration (the “Viatris Amendment”) which, among other things, extended the period of time for Viatris to make a decision under the Viatris Collaboration (the “Continuation Decision”) as to whether to continue the biosimilar development program beyond the initial development plan and the BIAM. In accordance with the Viatris Amendment, Viatris was required to notify us of the Continuation Decision on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that we provide Viatris with certain deliverables. Pursuant to the Viatris Amendment, Viatris agreed to pay us an additional $5.0 million above the previously agreed non-refundable upfront payment of $25.0 million with contingent payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones, tiered sales milestones of up to $225.0 million, and royalties on sales of the biosimilar in the Viatris territories previously disclosed from the Viatris Collaboration. In June 2020, we announced that Viatris provided us its written notice of its Continuation Decision and paid us a $30 million milestone payment in connection with the Continuation Decision. We began the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work, followed by an anticipated filing of an Investigational New Drug Application (“IND”) with the FDA in 2022. Viatris has paid us an aggregate of $60 million in non-refundable fees as of December 31, 2021.
Fosun License Agreement
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights. Fosun has paid us non-refundable upfront and other payments totaling $31.0 million before foreign withholding taxes as of December 31, 2021. We are also eligible to receive (i) additional remaining contingent payments of up to $229.5 million upon the achievement of certain milestones based on (a) the approval of BLAs for certain aesthetic and therapeutic indications and (b) first calendar year net sales, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.

Our Services
OPULTM Relational Commerce Platform
OPULTM’s product offering includes the point of sale ("POS") platform, software and hardware terminal. The hardware terminal is manufactured by a third-party manufacturer, and the POS platform and software are OPULTM’s proprietary technologies. Another feature of OPULTM is a ‘web-based’ patient access to loyalty experiences and payments. OPULTM provides the below functionalities:
•Practice Reporting and Insights: Comprehensive reporting to help aesthetic practice owners and managers understand the health of their business with transaction and sales data across all products and services.
•Customizable Checkout: Customizable check out options to elevate consumer experiences, including a comprehensive Catalog Concierge with access to over 6,000 aesthetic products and services.
•Seamless and Smart Payments: OPULTM operates as a registered PayFac, enabling OPULTM to offer low and transparent processing fees, which helps to increase transaction value for practices, and provides trackable insights of purchasing history to help encourage reoccurring visits and consumer loyalty.

Manufacturing and Supply Chain
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
In March 2017, we entered into, and in December 2020, we amended a Technology Transfer, Validation and Commercial Fill/Finish Services Agreement (as amended, the “ABPS Services Agreement”) with Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“ABPS”), a contract development and manufacturing organization. ABPS will serve as a dual supply source and provide drug product manufacturing services for us at its aseptic manufacturing facility in San Diego, California. The ABPS Services Agreement also mitigates supply chain risk by giving us a second manufacturing location for drug product manufacturing. The December 2020 amendment, among other things, modified ABPS’s dedicated manufacturing capacity and buyback obligations and our related payment obligations for our neuromodulator products, as well as provisions relating to the cancellation of product batches and the termination of the ABPS Services Agreement. Under the ABPS Amendment, we are subject to minimum purchase obligations of $8.0 million for the year ended December 31, 2021, and $30.0 million for each of the years ended December 31, 2022, 2023 and 2024.
In April 2021, we entered into a commercial supply agreement (the “Supply Agreement”) with Lyophilization Services of New England, Inc., a contract development and manufacturing services organization (“LSNE”), pursuant to which LSNE would serve as a non-exclusive manufacturer and supplier of our anticipated products currently under development (the “Products”). The Supply Agreement provides us with an additional source of drug manufacturing to support clinical development and commercialization of the Products to potentially mitigate supply chain risk. Pursuant to the Supply Agreement, we will be responsible for an estimated $28 million in costs associated with the design, equipment procurement and validation and facilities-related costs, which would be paid in accordance with a payment schedule based on the completion of specified milestones.
The initial term of the Supply Agreement is dependent upon the date of regulatory submission for the applicable Product and may be sooner terminated by either party in accordance with the terms of the Supply Agreement. The term of the Supply Agreement may also be extended by mutual agreement of the parties. The Supply Agreement also sets forth, among other things, the Company's purchase requirements, pricing and payment information, deliverables, timelines, milestones, payment schedules, manufacturing facility obligations and development of a drug manufacturing process. The parties would also enter into quality agreements and other supplements which detail the process and product specifications for the applicable Product. The Supply Agreement also contains provisions relating to compliance with current good manufacturing practices ("cGMPs") and applicable laws and regulations, and to intellectual property, indemnification, confidentiality, representations and warranties, dispute resolution and other customary matters for an agreement of this kind.
We also manufacture and perform testing for both bulk drug substance and DaxibotulinumtoxinA for Injection drug product. The additional components required for our product lines and the peptide for DaxibotulinumtoxinA for Injection are manufactured by third parties under contract with us.

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

Drug Product Manufacturing
Manufacture of dose forms to support the DaxibotulinumtoxinA for Injection programs is currently performed at our aseptic fill-finish facility. The manufacturing process consists of bulk compounding, liquid fill and freeze-drying to support acceptable shelf-life duration. We plan to perform further scale-up of DaxibotulinumtoxinA for Injection drug product manufacturing to meet anticipated commercial demand and may utilize current and additional internal capacity, a third-party manufacturer, such as ABPS or LSNE or a combination of both.

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

Sales and Marketing
In September 2020, we became a commercial company and launched the prestige aesthetics portfolio, which included the Current RHA® Collection of dermal fillers and the HintMD platform. Our sales team consists of a product sales team, which is dedicated to the sales of the RHA® Collection of dermal fillers and will also support the potential launch of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines if approval is received, and a services sales team, which is dedicated to the commercialization of the Fintech Platform.

Given the early stage of our launch of the Current RHA® Collection of dermal fillers and the Fintech Platform and the impact of the COVID-19 pandemic, we are unable to determine the impact of seasonality on the sales of our products and services. However, historically the facial injectables market experiences higher sales in the second and fourth calendar quarters as compared to the first and third calendar quarters.

Intellectual Property
Our success depends in large part on our ability to obtain and maintain intellectual property protection for our drug candidates, novel biological discoveries, drug development technology and other know-how, to operate without infringing on the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary and intellectual property rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on know-how, copyright, trademarks and trade secret laws, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Such protection is also maintained using confidential non-disclosure agreements. Protection of our technologies is important for us to offer our customers proprietary services and products unavailable from our competitors, and to exclude our competitors from using technology that we have developed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected.
It is possible that our current patents, or patents which we may later acquire or develop, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications or for other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to do business. In addition, any patent issued to us, or any of our pending patent applications, may provide us with little or no competitive advantage, in which case we may abandon such patent, or patent applications, or license them to another entity. Please refer to Item 1A. “Risk Factors—Risks Related to our Intellectual Property” for more information.
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
As of December 31, 2021, Revance and its subsidiaries held approximately 450 issued patents and approximately 144 pending patent applications, including foreign counterparts of U.S. patents and applications. 43 of our patents are issued in the U.S., with the rest issued in Australia, Brazil, Canada, China, various countries in Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa. In addition, we have pending patent applications in the U.S. as well as in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and Singapore. We will continue to pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.
In October 2021, Allergan, Inc. and Allergan Pharmaceuticals Ireland (collectively, “Allergan”) filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. On November 3, 2021, we filed a motion to dismiss. Allergan filed an amended complaint on November 24, 2021, reasserting the patents in its original Complaint and adding U.S. Patent No. 11,147,878. We filed another motion to dismiss in December 2021, but cannot be certain the motion will be granted. See “Part I—Item 3. Legal Proceedings” for more information.
On May 2, 2018, Allergan plc filed an Opposition in the European Patent Office against our European Patent No. EP 2 661 276 titled “Topical composition comprising botulinum toxin and a dye.” While the opposed patent is not material to DaxibotulinumtoxinA for Injection, we continue to take appropriate measures to defend the patent and have appealed a decision to revoke the patent, which remains in force during the appeal. On May 2, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. At a hearing in June 2021, the Opposition Division granted amended claims in our patent. The opponent appealed our successful opposition defense to the Board of Appeal of the European Patent Office. We subsequently filed an appeal to preserve our ability to use all arguments throughout the appeal process. We continue to vigorously defend this patent in the European Patent Office. We were informed in May 2019 that our patent application NC2018/0005351 pending in Colombia for “Injectable Botulinum Toxin Formulations And Methods of Use Thereof Having Long Duration of Therapeutic Effect” was opposed. We have decided to abandon this patent for reasons unrelated to the challenge to the claims.
Our registered U.S. trademarks include REVANCE®, MOTISTE®, “Remarkable Science Changes Everything®”, “Remarkable Science. Enduring Performance®”, R Logo® and SUBSCRIBE TO YOUR BEST SELF®.

Product Competition
We have entered and expect to continue to enter highly competitive pharmaceutical and medical device markets. Successful competitors have the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products. Numerous companies are engaged in the development, financial, research, manufacture and marketing of healthcare products competitive with those that we are developing and/or commercializing. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. Our competitors may be able to develop competing or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential indications for our products increases, which could lead to litigation. In addition, current potential competitors have and could in the future assert patent infringement claims against us, which could require us to pay damages, halt or delay commercialization, suspend the manufacture of our products or reengineer or rebrand our products. See “Part I. Item 1A. Risk Factors— Risks Related to Our Intellectual Property.”

We expect to compete directly with competitors that sell an injectable neuromodulator product and dermal fillers in the markets where we have a labeled indication and/or regulatory clearance.
Injectable Botulinum Toxin Neuromodulators
Our primary competitors for DaxibotulinumtoxinA for Injection globally are expected to be companies offering injectable dose forms of neuromodulators, including:
•BOTOX® and BOTOX® Cosmetic, which are marketed by AbbVie. The FDA approved BOTOX® and BOTOX® Cosmetic for multiple indications, including glabellar lines, forehead lines, crow’s feet, axillary hyperhidrosis, adult and pediatric spasticity, cervical dystonia, strabismus, blepharospasm, chronic migraine, incontinence, overactive bladder and pediatric detrusor overactivity. AbbVie is a leading global pharmaceutical company with significant research, discovery, and delivery capabilities.
•Dysport®, an injectable neuromodulator, which is marketed by Ipsen Ltd. and Galderma. Dysport® has been approved for the treatment of glabellar lines, cervical dystonia, and upper and lower limb spasticity. Galderma has rights to market the product in the U.S. and Canada and certain other countries. The health authorities of 15 European countries have also approved Dysport® for glabellar lines under the trade name Azzalure®.
•Xeomin®, an injectable neuromodulator, which is marketed by Merz Pharma ("Merz"). The FDA approved Xeomin® for the treatment of glabellar lines, cervical dystonia, blepharospasm, upper limb spasticity and chronic sialorrhea in the U.S. Xeomin® is also currently approved for the treatment of glabellar lines and therapeutic indications in certain other countries. Bocouture® (rebranded from Xeomin®), marketed by Merz, is approved for the treatment of glabellar lines in certain countries outside of the U.S.
•Jeuveau®, an injectable neuromodulator, which is marked by Evolus, Inc. in the U.S. The FDA approved Jeuveau® for the treatment of glabellar lines only. Jeuveau® is also known as NABOTA® or Nuceiva™ in certain other countries.
•Myobloc® (rimabotulinumtoxinB), an injectable neuromodulator, which is marketed by US WorldMeds. The FDA approved Myobloc® for the treatment of cervical dystonia and chronic sialorrhea.
In addition, there are other competing neuromodulators currently being developed, going through the regulatory approval process and being commercialized in the U.S. and other markets, including neuromodulators with extended duration claims. If other neuromodulators are approved, especially neuromodulators with extended duration, it would increase competition for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, if approved, and potentially limit adoption of DaxibotulinumtoxinA for Injection. In addition, markets outside of the U.S. may or may not require adherence to the FDA’s cGMPs or the regulatory requirements of the EMA or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While some of these products may not meet U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than U.S. and European manufacturers. In addition to the injectable neuromodulator forms, we are aware that other companies are developing topical botulinum toxins for cosmetic and therapeutics indications and are conducting clinical trials for acne, facial aesthetic and hyperhidrosis.
Dermal Fillers
Our primary competitors for the RHA® Collection of dermal fillers in the U.S. include:
•the Juvéderm family of fillers, which are marketed by AbbVie. The FDA has approved Juvéderm VOLUMA® XC, which contains lidocaine, for the correction of age-related volume loss in the mid-face for up to 2 years; Juvéderm® Ultra XC, which contains lidocaine, for injection into the lips and perioral area for lip augmentation; Juvéderm Ultra Plus XC, which contains lidocaine, for injection in the facial tissue to smooth wrinkles and folds, especially around the nose and mouth; and Juvéderm Volbella® XC for use in the lips for lip augmentation and for correction of perioral lines.

•the Restylane® family of fillers, which are marketed by Galderma. The FDA has approved Restylane® Refyne for the treatment of moderate to severe facial wrinkles and folds; Restylane® Defyne for the treatment of moderate to severe, deep facial wrinkles and folds; Restylane® and Restylane-L® for mid-to-deep injection into the facial tissue for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds and for injection into the lips; and Restylane® Lyft, formerly marketed as Perlane-L®, which contains lidocaine, for cheek augmentation and the correction of age-related mid-face contour deficiencies. And most recently, the FDA approved Restylane® Contour for cheek augmentation and for the correction of midface contour deficiencies and Restylane® Kysse for lip augmentation and for correction of upper perioral wrinkles.
•RADIESSE® and RADIESSE® (+), a calcium hydroxylapatite marketed by Merz, are dermal fillers that are used for smoothing moderate to severe facial wrinkles and folds, such as nasolabial. RADIESSE® is also used for correcting volume loss in the back of the hands.
•Sculptra® Aesthetic, a poly-L-lactic acid based dermal filler marketed by Galderma, to correct shallow to deep nasolabial fold contour deficiencies and other facial wrinkles in which deep dermal grid pattern (cross-hatch) injection technique is appropriate.
•Belotero Balance®, a hyaluronic acid based dermal filler marketed by Merz, to temporarily smooth out and fill in moderate to- severe nasolabial folds.
We are aware of competing dermal fillers currently commercialized or under development in the U.S. and are monitoring the competitive pipeline environment.

Services Competition
Aesthetic Fintech Platforms
The payment processing solutions market is large and competitive, but OPULTM’s industry focus on aesthetic practices and its status as a PayFac provides a competitive advantage. OPULTM, leveraging its predecessor HintMD platform, has focused on aesthetic practices since inception and has developed a strong understanding of the unique needs and requirements of aesthetic practices.
OPULTM expects competition to increase in the future from both established competitors and new market entrants. Current competitors include:
•Incumbent payment processing solution providers;
•Banks that offer payment processing solutions; and
•Electronic medical record systems that offer payment solutions.
As we continue to develop and add features and functionality to OPULTM, we expect that we will compete with others who provide loyalty and customer retention solutions.

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
•performance of adequate and well-controlled human clinical trials in accordance with the FDA’s cGCP regulations to establish the safety and efficacy of the product candidate for its intended use;
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
The federal transparency requirements under the ACA, commonly referred to as the Physician Payments Sunshine Act, require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, as defined to include doctors, dentists, optometrists, podiatrists, chiropractors, other healthcare professionals (such as physician assistants and nurse practitioners) and, and teaching hospitals and information regarding ownership and investment interests held by physicians and their immediate family members.
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
U.S. and Foreign Privacy and Security Laws and Regulations
In the ordinary course of our business, we may process personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the Payment Card Industry Data Security Standard (“PCI DSS”). In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. The most significant of these privacy laws for us is the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology and Clinical Health Act, and each of their implementing regulations (collectively, “HIPAA”), which applies to certain of our actions within the health care sector. HIPAA imposes strict privacy, security, and breach notification obligations and standards on “covered entities” related to their use and disclosure of individually identifiable health information, defined by HIPAA as “protected health information” or “PHI”. Covered entities are defined under HIPAA to include healthcare providers that undertake certain electronic transmissions of PHI, such as submitting electronic claims for reimbursement for the treatment of patients. Many of our health care provider customers are considered to be covered entities. HIPAA also applies to companies that create, receive, maintain, or transmit PHI for or on behalf of a covered entity (called “business associates”). Even though we are generally not a covered entity or a business associate in our general business activities, HIPAA limits the amount of data including PHI that can be shared between our business and our health care provider customers. In certain of our activities, Revance or Hint also may be considered a business associate of Hint's aesthetic practice customers and directly subject to HIPAA, for instance when we enter into business associate agreements with covered entities related to our HintMD business, as discussed more below. We also may be subject to certain of HIPAA’s provisions as a covered entity related to our company health plan. HIPAA is generally enforced by the Office of Civil Rights (“OCR”) that can bring enforcement actions against companies that violate HIPAA’s privacy, security or breach notification rules and levy significant civil fines and/or require changes to the manner in which PHI is used and disclosed. The U.S. Department of Justice has jurisdiction under HIPAA to bring criminal enforcement actions against covered entities, business associates and possibly other entities for fraudulent misuse of PHI and other criminal acts. Further, HIPAA provides state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. If we are in possession of PHI as a business associate or as part of our health plan covered entity and we have an unauthorized use or disclosure of the PHI, we will be required pursuant to the HIPAA breach notification rule, to notify our customer covered entity, or notify patients, and/or OCR and the U.S. Department of Health and Human Services ("HHS"), of which OCR is a part. In addition to HIPAA, there could also be other federal privacy laws that might impact smaller parts of our operations such as the Fair Credit Reporting Act when we undertake employee screening and background checks.
In addition to federal privacy laws, such as HIPAA, we are also subject to federal laws that apply to how we conduct consumer marketing and advertising. The most significant of these federal laws is Section 5 of the Federal Trade Commission Act (“FTCA”), which prohibits unfair or deceptive acts or practices directed toward consumers. The FTC has brought aggressive enforcement actions against companies they believe have made material misrepresentations on their website or mobile app privacy statements with respect to their processing of personal data of consumers. Additionally, the Telephone Consumer Protection Act (the “TCPA”) governs the manner in which we send mobile phone marketing and commercial messages to consumers. The Federal Communication Commission enforces the TCPA, however, the TCPA includes a private right of action with statutory damages and there have been lawsuits brought by private plaintiffs against biopharmaceutical and medical device companies.
In addition, state privacy laws include consumer protection laws that are very similar to the FTCA and that are enforced by state attorneys general. Other state laws, including those that govern health information and may be more stringent than HIPAA, also govern our processing of personal data, many of which differ from each other in significant ways and may not have the same effect, thus complicating our compliance efforts, potentially increasing the financial costs of compliance, and exposure to liability.
For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy laws with which we, our customers, and our vendors must comply. For example, European data privacy and security laws (including the European Union General Data Protection Regulation (“EU GDPR”) and United Kingdom General Data Protection Regulation (“UK GDPR”)) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area (“EEA”) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. The processing of ‘special categories of personal data’ (such as data concerning health, biometric data used for unique identification purposes and genetic information) imposes further heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators.
In addition to the above privacy laws that are generally applicable to our business, our physician customers use the HintMD platform to process personal data and PHI. Where we are determined to be a business associate of our physician customers who are covered entities pursuant to HIPAA, the HIPAA security and breach rules would apply directly to our business associate activities. Further, the terms of the business associate agreements we enter into with covered entities would also generally apply parts of the HIPAA privacy rule to our activities.

The costs of compliance with HIPAA, federal and state privacy laws and breach notification laws, the GDPR and other foreign privacy laws as well as the associated burdens imposed by such non-harmonized laws, may limit the use or adoption of the HintMD platform, lead to significant fines, penalties or liabilities related to noncompliance, or slow the pace at which we undertake our business or close sales of the HintMD platform, any of which could harm our business. Moreover, if our employees fail to adhere to the company’s processes and practices for the protection and/or appropriate use of personal data or PHI, or in other ways violate privacy laws or breach notification laws, it may damage our reputation and brand. Finally, any failure by our vendors to comply with the terms of our contractual provisions or the applicable privacy laws or breach notification laws, could result in proceedings against us by governmental entities or others.
As our business continues to expand in the U.S. and other jurisdictions, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us. See the section titled “Risk Factors – Risks Related to Government and Industry Regulation” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.
Security Failures and Breach Notification Laws
Our information technology systems, cloud-based computing services and those of our current and any future vendors, collaborators, contractors, or consultants are vulnerable to interruption and being compromised. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
We are required to comply with laws, rules and regulations that require us to maintain the security of personal data. We may have contractual and other legal obligations to notify relevant stakeholders of security incidents. In addition to the breach notification obligations under HIPAA, every state in the U.S. now has similar breach notification obligation laws (“breach notification laws”). Breach notification laws vary from state to state but upon an unauthorized disclosure of certain sensitive personal data, generally require notification to data subjects as well as notification in some circumstances to state agencies, such as the state attorneys general or the consumer protection bureau, and in some circumstances, notification to media.
See the section titled “Risk Factors – Risks Related to Our Business and Strategy” for additional information about our use of information technology systems and about the risks to our business associated with such information technology systems.

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
We expect that third-party payors will consider the efficacy, cost effectiveness and safety of DaxibotulinumtoxinA for Injection in determining whether to approve reimbursement for DaxibotulinumtoxinA for Injection for therapeutic indications and at what level. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DaxibotulinumtoxinA for Injection for therapeutic indications from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which the Company receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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

Healthcare Reform
The ACA was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. biotechnology industry. There have been challenges by the executive, judicial and legislative branches of government to certain aspects of the ACA, including some challenges that still remain and intended to delay or prevent the implementation of certain provisions of the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, which began January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level on July 24, 2020 and September 13, 2020, the formal presidential administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA concurrently released a final rule and guidance in September providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed to January 1, 2023. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Payments Regulation
Numerous laws and regulations govern the payments industry in the U.S. All Fintech Platform operations are conducted by Revance employees who will be subject to the regulations and requirements described in this section.
The Fintech Platform is currently subject to certain payments-related compliance obligations pursuant to its contractual obligations under its payment solutions agreement (the “Payment Facilitator Agreement”) with MetaBank, National Association and First Data Merchant Services LLC ("Fiserv"). These requirements relate to, among other things, operating pursuant to an anti-money laundering policy that is consistent with the USA PATRIOT Act, the U.S. Bank Secrecy Act and the economic sanctions regulations promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control.
In addition, credit and debit card processing are subject to industry-created and industry specific rules and regulations, including those of Visa Inc. and MasterCard International Inc. (“Rules”). The Rules apply to the Fintech Platform because of its contractual obligations pursuant to the Payment Facilitator Agreement. Failure to comply with the Rules can result in termination of the Payment Facilitator Agreement or other key supplier agreements. Changes in the Rules could also mandate material changes in how the Fintech Platform solicits new potential clients and fee structures applicable to its agreements with clients, which could result in decreased margins on services of the Fintech Platform.
Rules, such as the Payment Card Industry Data Security Standards ("PCI DSS") of the PCI Security Standards Council establish security standards applicable to participants in payment card processing. Changes in those Rules may impact the Fintech Platform’s ability to collect, store and process card data or the ability of the Fintech Platform’s suppliers to do the same for the Fintech Platform or its clients.
The Fintech Platform sends texts, emails, and other communications as a part of its services, such as when providing digital receipts, emailing customers about new features and functionality or administrative platform support such as for resetting a password. Communications laws and regulations apply to this activity in the U.S. and elsewhere, such as the Telephone Consumer Protection Act (“TCPA”). Compliance with such regulations may impact the Fintech Platform’s ability to communicate with its customers or the end-user customers.
The Consumer Financial Protection Bureau and other federal, local, state, and foreign regulatory and law enforcement agencies regulate financial services and enforce consumer protection laws, including credit, deposit, and payments services, and other similar services. These agencies have broad consumer protection mandates, and they promulgate, interpret, and enforce rules and regulations that affect our business.
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

Human Capital Management
As of December 31, 2021, we had approximately 495 employees, all of which are located in the U.S. Our employee base grew from 193 as of December 31, 2019, after acquiring HintMD and hiring more than 280 people, including our new field sales force. As of December 31, 2021, there were no unions represented within our employee base.
We believe that empowered employees make a difference in our ability to execute our strategy. As such, we strive to provide an inclusive, rewarding and engaging environment for employees to develop professionally and contribute to our success. Revance was certified as a Great Place to Work® by the Great Place to Work® Institute for the fourth consecutive year in 2021.
Diversity, Equity and Inclusion
We believe in equal opportunity employment and do not tolerate discrimination based on race, color, religion, gender, sexual orientation, gender identity, national origin/ancestry, age, disability, marital or veteran status. In addition, because we believe that a diverse workforce is critical to our success, in mid-2020, we formed a Diversity and Inclusion Committee, comprised of employees and led by our Senior Vice President, General Counsel & Corporate Secretary. This committee has a mission to foster diversity, equality and belonging at our workplace. The committee’s mission is supported by consciously learning, educating and empowering our employees to bring awareness to and help dismantle systems of oppression, including systemic racism and overt and unconscious bias, both in the workplace and within our communities. The committee is currently working on developing a comprehensive program to strengthen our culture of inclusion and belonging. As a reflection of this commitment, in 2021, we established Company performance goals, which are also included as performance measures in the bonus program for our executive officers, tied to the achievement of specified diversity and inclusion initiatives.
As of December 31, 2021, women represented 56% of our workforce and 43% of our leadership team (defined as our management team and executive employees), and ethnic minorities represented 47% of our workforce and 43% of our leadership team.

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
Upon joining the Company, all new employees are required to become familiar with our policies and complete compliance training, and existing employees are required to acknowledge certain policies annually.
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
Also, in response to the COVID-19 pandemic, we quickly implemented policies to protect our employees and provide solutions to enable our employees to manage their work and personal responsibilities. In addition, we established a Pandemic Response Team, comprised of senior leaders, to help guide and direct activities associated with local governance and business requirements during the COVID-19 pandemic.
Environmental, Social and Governance (“ESG”)
As our business continues to grow and develop, we are focused on building a sustainable enterprise for all of our stakeholders while making a positive impact on the communities in which we serve. As a first step, we completed our inaugural ESG report which details our commitments and efforts to operate sustainably and responsibly, including our response to the COVID-19 pandemic and prevailing social issues in 2020. The report was guided by the Sustainability Accounting Standards Board framework and can be found on the “Corporate Governance” and “Sustainability” sections of our website.
Corporate Information
We were incorporated in Delaware in August 1999, under the name Essentia Biosystems, Inc. We commenced operations in June 2002 and, in April 2005, changed our name to Revance Therapeutics, Inc. Our principal executive offices are located at 1222 Demonbreun Street, Suite 2000, Nashville, Tennessee, 37203, and our telephone number is (615) 724-7755.

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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Report, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before you decide to purchase shares of our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and operating results could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection.
To date, we have invested substantial efforts and financial resources in the research and development of neuromodulator product candidates. Our near-term prospects, including our ability to finance our business and generate revenue, and our future growth is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection. In December 2018, we completed Phase 3 clinical development for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. Although we have successfully completed the Phase 3 clinical development program for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, our ability to receive FDA approval, and its timing, is uncertain.
We submitted the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines in November 2019, which was accepted by the FDA on February 5, 2020, and the PDUFA target action date was initially set for November 25, 2020. On November 24, 2020, the FDA deferred its decision on the BLA. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA initiated the pre-approval inspection of our manufacturing facility in June 2021. Following the inspection, the FDA provided us with its observations in a Form 483, and we responded to those observations in July 2021. On October 15, 2021, we received a CRL with respect to the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA determined it was unable to approve the BLA in its present form due to deficiencies related to the onsite inspection at our manufacturing facility. The CRL did not identify any other deficiencies. In December 2021, we held a Type A meeting with the FDA to gain clarity and alignment on the requirements for approval of the BLA. Based on the meeting minutes, received by the Company on January 14, 2022, a complete response to address the outstanding observations related to the WCB and the drug substance manufacturing process will require the Company to qualify its new WCB by producing three consecutive drug substance lots and one drug product lot. We have completed the manufacturing of three consecutive drug substance lots and one drug product lot as part of the qualification of the new WCB and are actively working on completing the resubmission package for the BLA. A reinspection of the Company’s manufacturing facility will be required once the resubmission is accepted by the FDA. We cannot be certain of how long it will take to finalize the resubmission of the BLA, whether we are able to address the outstanding observations of the FDA and remediate the deficiencies related to the manufacturing inspection or how quickly or successfully the regulatory approval process will move following our resubmission of the BLA, including how long it will take the FDA to reinspect the manufacturing facility and the extent to which the reinspection is successful.
A continuing delay in obtaining FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines has and would further delay commercialization and would adversely impact our ability to generate revenue and finance our business. A continuing delay in or failure to obtain FDA approval may also directly or indirectly impact the valuation of certain assets, including, but not limited to, potential impairment charges related to the Service Segment. If the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is not approved on a timely basis or at all, our results of operations and financial condition would be adversely impacted.
The successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection will depend on a number of factors, including the risks identified in this “—Risk Factors.” One or more of these factors, many of which are beyond our control, could cause significant delays or an inability to successfully commercialize DaxibotulinumtoxinA for Injection. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of DaxibotulinumtoxinA for Injection to continue our business.

We are substantially dependent on the clinical and commercial success of the RHA® Collection of dermal fillers.
As of the date of this Report, we have not generated material revenue from the sale of any product except the Current RHA® Collection of dermal fillers. Our success as a company is substantially dependent on our ability to continue to generate revenue from the sales of the RHA® Collection of dermal fillers, which will depend on many factors including, but not limited to, our ability to:
•execute our sales and marketing strategies for the RHA® Collection of dermal fillers;
•maintain and manage the necessary sales, marketing and other capabilities and infrastructure that are required to continue to successfully commercialize the RHA® Collection of dermal fillers;
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
•obtain adequate and timely supply of the RHA® Collection of dermal fillers, which has in the past and may in the future be adversely affected by factors relating to the COVID-19 pandemic and other factors;
•comply with the terms of the Teoxane Agreement, including our obligations with respect to purchase quantities and marketing efforts;
•comply with applicable legal and regulatory requirements, including medical device compliance as the RHA® Collection of dermal fillers are Class III Premarket Approval (“PMA”) devices under the FDCA;
•maintain necessary state prescription medical device distribution permits and maintain complaint and medical device vigilance services in support of the RHA® Collection of dermal fillers;
•maintain our arrangements with third party logistics providers to distribute the RHA® Collection of dermal fillers to customers;
•enforce our intellectual property rights in and to the RHA® Collection of dermal fillers; and
•avoid third-party patent interference or intellectual property infringement claims.
If we do not achieve or maintain one or more of these factors, many of which are beyond our control, in a timely manner or at all, we may not be able to continue to generate revenue from the sales of the RHA® Collection of dermal fillers and successfully commercialize the RHA® Pipeline Products, which may materially impact the success of our business. For example, as a result of the COVID-19 pandemic, product supply of the Current RHA® Collection of dermal fillers was delayed by Teoxane, as they temporarily suspended production in Geneva, Switzerland in early 2020. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the Current RHA® Collection of dermal fillers to us in June 2020. As a result of production delay, the initial product launch of the Current RHA® Collection of dermal fillers was delayed by one quarter to September 2020. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization activities.
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
We will require substantial additional financing to continue to operate our business and achieve our goals.
Since our inception, most of our resources have been dedicated to the research and development of our neuromodulator product candidates. Our clinical programs for DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar will require substantial additional funds to complete. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition. Further, to grow the Fintech Platform business, we must develop features, products and services that reflect the needs of customers and the changing nature of payments processing software and continually modify and enhance the Fintech Platform to keep pace with changes in updated hardware, software, communications and database technologies and standards and to remain competitive. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of our product candidates. In addition, other unanticipated costs may arise from disruptions associated with the COVID-19 pandemic.
As of December 31, 2021, we had working capital surplus of $178.8 million and an accumulated deficit of $1.4 billion. Our net losses were $281.3 million for the year ended December 31, 2021 and $282.1 million for the year ended December 31, 2020. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the Current RHA® Collection of dermal fillers. As of December 31, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $225.1 million.
On October 15, 2021, the FDA issued a CRL regarding our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA indicated it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. As a result, the potential commercial launch of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines has been delayed. The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern. Our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report. In order to mitigate the substantial doubt to continue as a going concern, we will be required to raise additional capital to meet our operating obligations and fund our operations. See “Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 1—The Company ” for more information.
However, no assurance can be given that additional capital will be available to us on a timely basis, or at all, or that we will raise enough capital to mitigate the substantial doubt to continue as a going concern. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan.
If we raise additional capital through marketing and distribution arrangements, royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.

We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future.
We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have only made sales of the Current RHA® Collection of dermal fillers since the initial product launch in September 2020 and the Fintech Platform since the HintMD Acquisition in July 2020 and have not demonstrated the ability to successfully commercialize the RHA® Collection of dermal fillers or the Fintech Platform over the long-term. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from our product sales including with respect to DaxibotulinumtoxinA for Injection.
We expect to continue to incur losses for the foreseeable future as we continue our development of, seek regulatory approval for and begin to commercialize DaxibotulinumtoxinA for Injection, and continue to commercialize the RHA® Collection of dermal fillers and OPULTM. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, manufacture and market and commercialize our products and services successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
The regulatory approval process is highly uncertain and we or any collaboration partner may not obtain regulatory approval for the commercialization of DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products or any future product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products or any future product candidates in the U.S. until the BLA is approved by the FDA. We are also not permitted to market the RHA® Collection of dermal fillers for additional indications for use unless and until Teoxane receives approval of a PMA supplement for such new indication for use. And, we cannot market our product candidates in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. Obtaining regulatory approval can be a lengthy, expensive and uncertain process and delay or failure can occur at any stage of any of our clinical trials. Our ability to obtain FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, and its timing, is uncertain. In addition, although Teoxane has received PMA approval for the RHA® Collection of dermal fillers, it must obtain PMA approval by the FDA for the RHA® Pipeline Products.
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
In addition, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, including in Phase 3 development, even after promising results in earlier preclinical studies or clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful or that additional supportive studies will not be required, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example, we completed the Phase 2 study of DaxibotulinumtoxinA for Injection for the management of plantar fasciitis but determined in November of 2020 that we would not currently pursue the plantar fasciitis indication because neither dose used in the study met the primary efficacy endpoint of statistically significant improvement from baseline compared to placebo.
Even with positive clinical trial results, there is the risk that the FDA or other regulatory authority identify deficiencies related to the manufacturing process of our product candidates. For example, on October 15, 2021, we announced that the FDA issued a CRL regarding the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. We cannot be certain of whether we are able to address the outstanding observations of the FDA and remediate the deficiencies related to the manufacturing inspection or how quickly or successfully the regulatory approval process will move following our resubmission of the BLA, including how long it will take the FDA to reinspect the manufacturing facility and the extent to which the reinspection is successful.
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
•our inability to demonstrate to the satisfaction of the FDA or applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;
•our inability to demonstrate proof of concept of a product candidate or approved products in new indications;

•the FDA’s or applicable foreign regulatory agency’s disagreement with the trial protocol or the interpretation of data from preclinical studies or clinical trials;
•our inability to demonstrate that clinical and other benefits of the product candidate outweigh any safety or other perceived risks;
•the FDA’s or applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;
•the FDA’s or applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of the product candidate; or
•the approval policies or regulations of the FDA or applicable foreign regulatory agency significantly change in a manner rendering our clinical data insufficient for approval.
If DaxibotulinumtoxinA for Injection or any future product candidates do not gain approval, our business and results of operations could be materially and adversely harmed.
The COVID-19 pandemic has affected the business of the FDA and other health authorities. In January 2022, the FDA announced the postponement of certain inspections due to the global impact of the omicron COVID-19 variant. The FDA indicated that it would perform inspections on a mission-critical basis, with the goal of resuming inspections as soon as possible. Given the continued uncertainty of the trajectory of the ongoing COVID-19 pandemic, we cannot be certain of when standard operations will resume, whether the FDA's ability to re-inspect our manufacturing facility will be delayed and whether the FDA regulatory process will take longer than the process pre-COVID-19. Interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidate. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates or the raw materials used in the manufacture of our product candidates. If the COVID-19 pandemic and the related backlog of work, another government shutdown or other disruption to the normal functioning of government agencies occurs as a result of the COVID-19 pandemic or other reasons, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including with respect to any resubmission of our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and the reinspection required for approval of the BLA, which could have a material adverse effect on our business or prospects.
The RHA® Collection of dermal fillers are Class III medical devices that require PMA approval before they may be commercialized in the U.S. Although Teoxane has received PMA approval for the RHA® Collection of dermal fillers, we and Teoxane will be subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of these devices. For example, periodic reports must be submitted to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. Any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. The medical device regulations to which we are subject are complex and have become more stringent over time, and we have a limited history of operating as a distributor of Class III medical devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, including recalls, Dear Doctor letters and negative publicity which would negatively affect our business, financial condition and results of operations.
Currently, the only products for which we have the rights to commercialize and that have been approved for sale by the applicable regulatory authorities are the RHA® Collection of dermal fillers. We may never obtain regulatory approval to commercialize DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, or future rights to the RHA® Pipeline Products. Even if we eventually complete clinical testing and receive approval of any regulatory filing for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidates, the FDA or an applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or applicable foreign regulatory agency also may approve DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. The requirement to conduct additional clinical trials or our inability to obtain the requested label or indication could increase our expenses or limit our ability to generate revenue.
The COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the ongoing COVID-19 pandemic. An epidemic, pandemic, outbreak or other public health crisis could cause delays in regulatory approvals needed to commercialize our product candidates or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all. The risk of a continued pandemic, or public perception of the risk, could cause customers to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Certain of these risks have materialized in connection with the COVID-19 pandemic. The extent to which the COVID-19 pandemic will further directly or indirectly impact our business, results of operations, financial condition, liquidity and research and development costs will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. For instance, the FDA was previously unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. In addition, following the FDA's completion of the site inspection, the issuance of a Form 483 and our response to the Form 483, it took longer to receive an action on the BLA from the FDA when compared to pre-COVID-19 pandemic timelines. The CRL received cited deficiencies related to manufacturing and we will be required to undergo a reinspection. We cannot be certain of how long it will take to remediate the deficiencies and respond to the FDA, whether the COVID-19 pandemic will delay the FDA in completing a reinspection, how quickly or successfully the regulatory approval process will move following our remediation of the deficiencies and our response to the FDA or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file. In addition, in March 2020 we paused enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial, and ultimately enrolled fewer subjects, due to challenges related to the COVID-19 environment. We are unable to predict whether similar delays will occur in other clinical trials or whether such delays will delay regulatory approvals.
Many of the Fintech Platform physician customers temporarily closed their offices and stopped performing procedures as a result of the COVID-19 pandemic, and while most customers have reopened, a rise in infection rates, the development and spread of more contagious variants and other impacts of the COVID-19 pandemic may adversely affect their ability to stay open and the types of procedures performed. The spread of COVID-19 has also impacted our sales professionals’ ability to travel, and medical facilities and physician offices have limited access for non-patients, including our sales professionals, which has had a negative impact on our access to customers and our ability to introduce the Fintech Platform and the RHA® Collection of dermal fillers to potential customers. We cannot be certain whether or to what extent these trends may continue, and if patients’ financial circumstances or ability to or interest in receiving aesthetic procedures are materially impacted by the COVID-19 pandemic or another pandemic or public health crisis, we may be unable to generate meaningful revenue in the near term or at all.
Port closures, labor shortages and other restrictions resulting from the COVID-19 pandemic have and may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and services. If Texoane is unable to access the raw materials needed for the production of the RHA® Collection of dermal fillers, or if we are unable to access the raw materials needed to manufacture DaxibotulinumtoxinA for Injection, we may experience delays in our commercialization plans, regulatory approval process or development programs. In addition, the global chip shortage is currently impacting our third-party partners’ ability to provide us with POS hardware terminals that are provided to customers as a part of the OPUL™ service offering. If our third-party partner cannot provide enough POS terminals to meet OPULTM demand or we are unable to provide a substitute device, we may be unable to timely board new customers or fulfill orders for additional hardware from existing customers. Changes in U.S. and foreign trade policies or border closures related to the COVID-19 pandemic or otherwise could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates. Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DaxibotulinumtoxinA for Injection and supplying it to Fosun, which would then develop, commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the U.S.–China trade relationship or the COVD-19 pandemic, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® Collection of dermal fillers in the U.S. and rely on Teoxane for our entire supply of the RHA® Collection of dermal fillers, which was previously delayed as a result of the COVID-19 pandemic and may again be delayed in the future. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require a complete or partial closure of one or more of our facilities, including our manufacturing facility, or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental authorities in response to the COVID-19 pandemic have disrupted our operations. We curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Throughout the COVID-19 pandemic, certain manufacturing, quality and laboratory-based employees continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and have begun to transition employees back on-site in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, the trajectory of the COVID-19 pandemic is uncertain, and a rise in infection rates, the development and spread of more contagious variants or other impacts of the COVID-19 pandemic may require that we transition back to work from home policies. Certain departments, like clinical, quality, quality control, manufacturing, supply chain and sales and marketing, are dependent on working on-site. The effective operation of certain of these departments is critical to manufacturing our drug substance and drug product needed for the resubmission of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, the reinspection of the manufacturing facility and commercial preparation for DaxibotulinumtoxinA for Injection and the completion of our clinical programs. If the employees in these departments are subject to work from home policies now or in the future, our business may be adversely impacted. In addition, continued reliance on personnel working from home may negatively impact productivity and employee morale, which may harm our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, HintMD or RHA® Collection of dermal fillers physician customers and other third parties with whom we do business.
Risks related to an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, could also negatively impact the business or operations of our sourcing or manufacturing partners, CROs, customers or other third parties with whom we conduct business.
These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19 pandemic, has and could therefore materially and adversely affect our business, financial condition and results of operations.
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
On July 23, 2020, we completed the HintMD Acquisition. The anticipated benefits we expect from the HintMD Acquisition are based on projections and assumptions about our combined businesses with HintMD, which may not materialize as expected or which may prove to be inaccurate. We may not realize the anticipated benefits within the anticipated time frame, or at all. The challenges involved in the commercial success of the Fintech Platform, which will be complex and time-consuming, include the following:
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
•depending on third-party partners, such as Fiserv;
•technical or other difficulties faced by our aesthetic practice customers when using the Fintech Platform, which may negatively impact our existing or future customer relationships;
•limiting exposure to data and security breaches of consumer personal information used by the Fintech Platform;
•retaining and managing existing relationships with the Fintech Platform’s customer base;
•developing new product features for OPUL™ and delivering the anticipated benefits to physicians and patients;
•expanding sales and marketing efforts to effectively position OPUL™ and expand its customer base;
•the Fintech Platform’s ability to foster loyalty between physicians and their patients;
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
Further, the HintMD Acquisition has increased the size and scope of our business beyond the previous size and scope of either our or HintMD’s previous businesses. Our future success depends, in part, upon our ability to manage our expanded and distinct business segments, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs, regulatory requirements and complexity. We have also incorporated as a part of our aesthetics commercial strategy leveraging the Fintech Platform to expand and deepen customer relationships, enhance our prestige aesthetics offering and grow our U.S. aesthetics market opportunity. If we do not successfully manage these issues and other challenges inherent in integrating and expanding an acquired business of the size and complexity of HintMD, then we may need to alter our commercial strategy, we may not achieve the anticipated benefits of the HintMD Acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected.
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

Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels, geopolitical events and other challenges affecting the global economy, including the ongoing COVID-19 pandemic and conflicts between Ukraine and Russia. These factors could lead to disruption, instability, and volatility in global markets, increase inflation, disrupt supply chains, adversely affect consumer confidence and disposable income levels and have other impacts on our business. Lower consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products and services. Decreases in the number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products. A weak or declining economy or geopolitical events could also strain our suppliers, possibly resulting in supply disruption. In addition, historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among small and medium-sized plastic surgery and dermatology practices offering elective aesthetic procedures, which comprise the majority of the customer base of the Fintech Platform. If economic conditions deteriorate, current and prospective customers of the Fintech Platform may elect to decrease their information technology budgets or cancel subscriptions to the Fintech Platform, which would limit our ability to grow the Fintech Platform business. The COVID-19 pandemic has resulted in an economic recession characterized by business closures and limited social interaction as well as higher levels of unemployment and reductions in working hours. Elective aesthetic procedures are discretionary and less of a priority for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities and essential items. Even after the COVID-19 pandemic subsides, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. A severe or prolonged economic downturn could also limit our ability to raise additional capital when needed on acceptable terms, if at all. These factors could have a negative impact on our potential sales and operating results.
We are currently, and in the future may be, subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.
We are currently, and may in the future be, the target of securities class actions or stockholder derivative claims. On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021. The complaint alleges that the Company and certain of its officers violated sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DaxibotulinumtoxinA for Injection and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. This and any such other actions or claims could result in substantial damages and may divert management’s time and attention from our business. and otherwise harm our business.
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
•loss of revenue;
•an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage; and
•the inability to continue to commercialize the RHA® Collection of dermal fillers or commercialize DaxibotulinumtoxinA for Injection or any other products we develop.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future products we develop. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates other than the RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection, our ability to expand our business and achieve our strategic objectives may be impaired.
Although a substantial amount of our effort has focused on the commercialization of the RHA® Collection of dermal fillers and the continued clinical testing and regulatory approval of DaxibotulinumtoxinA for Injection, our strategy also includes the discovery, development and commercialization of other neuromodulator products for both aesthetic and therapeutic indications, including the onabotulinumtoxinA biosimilar. We may seek to do so through our internal research programs, strategic collaborations and product acquisitions.
Even if we identify an appropriate collaboration or product acquisition, we may not be successful in negotiating the terms of the collaboration or acquisition, or effectively integrating the collaboration or acquired product into our existing business and operations. Moreover, we may not be able to pursue such opportunities if they fall within the non-compete provision of the Teoxane Agreement, which prohibits us from developing, manufacturing, marketing, selling, detailing or promoting any hyaluronic acid dermal filler (other than the RHA® Collection of dermal fillers) in the U.S. during the term of the Teoxane Agreement. We have limited experience in successfully acquiring and integrating products and technologies into our business and operations, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits of such acquisitions or investments. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions. If we fail to successfully integrate collaborations, assets, products or technologies that we enter into or acquire, or if we fail to successfully exploit acquired product distribution rights and maintain acquired relationships with customers, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities in connection with proposed collaborations or to pay for any product acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. Identifying, contemplating, negotiating or completing a collaboration or product acquisition and integrating an acquired product or technology could significantly divert management and employee time and resources.

Our onabotulinumtoxinA biosimilar program is still in the preclinical stage and our other programs are in the discovery or preclinical state. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research and preclinical programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:
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
If we fail to develop and successfully commercialize other product candidates other than the RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection, our future prospects may be harmed and our business will be more vulnerable to problems that we encounter in commercializing the RHA® Collection of dermal fillers and in developing and commercializing DaxibotulinumtoxinA for Injection.
We may use third-party collaborators to help us develop, validate or commercialize product candidates, and our ability to commercialize such product candidates could be impaired or delayed if these collaborations are unsuccessful.
We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, hyaluronic acid filler products, and any future product candidates. For instance, in February 2018, we and Viatris entered into the Viatris Collaboration, as amended in August 2019, pursuant to which we and Viatris are collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our onabotulinumtoxinA biosimilar product candidate. In December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights. In addition, we entered into the Teoxane Agreement in January 2020, as amended in September 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute the RHA® Collection of dermal fillers and the RHA® Pipeline Products in the U.S., its territories and possessions. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third parties service providers and technologies to operate critical business systems to process confidential information and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks.
We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including the Fintech Platform) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our personnel work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems, including that of our Fintech Platform, could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. If such an event were to occur, it could result in a material disruption of our product development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, where cardholder data is compromised, we might be responsible for payment of network fines levied pursuant to payment network rules and regulations. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also harm our business. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business.
We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems, including that of our Fintech Platform, and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems, including the Fintech Platform, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, including the Fintech Platform, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our products or our Fintech Platform, deter new customers from using our products or our Fintech Platform, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient of protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
If we fail to attract and retain qualified management, clinical, scientific, technical and sales personnel, we may be unable to successfully execute our objectives.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific, technical and sales personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary, particularly as business prospects change, including the recent delay in the approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The inability to recruit or loss of the services of key employees might impede the progress of our research, development and commercialization objectives.
Leadership transitions can be inherently difficult to manage. Resignations of executive officers may cause disruption in our business, strategic and employee relationships, which may significantly delay or prevent the achievement of our business objectives. Leadership changes may also increase the likelihood of turnover in other key officers and employees and may cause declines in the productivity of existing employees. The search for a replacement officer may take time, further exacerbating these factors. Identifying and hiring an experienced and qualified executive officer are typically difficult. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and may result in cultural differences and friction due to changes in strategy and style. During the transition periods, there may be uncertainty among investors, employees, creditors and others concerning our future direction and performance.
Risks Related to the Manufacturing and Supply Chain
We currently make our DaxibotulinumtoxinA for Injection clinical drug product exclusively in one internal manufacturing facility. We plan to utilize internal and external facilities, including through one or more third-party contractors, in the future to support clinical and commercial production if our product candidates are approved. If we experience a significant disruption in our manufacturing operations or our third-party manufacturers experience a significant disruption in their operations for any reason, our ability to continue to operate our business would be materially harmed.
We currently manufacture our own clinical drug product to support DaxibotulinumtoxinA for Injection development in one internal manufacturing facility. We plan to utilize our internal and external ABPS and LSNE facilities to provide multiple sources of clinical and commercial production of our drugs candidates. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, actual or threatened epidemics, pandemics (including the COVID-19 pandemic), outbreaks, or public health crises, or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could make it difficult or, in certain cases, impossible for us or our third-party manufacturers to continue to manufacture our drug product for a substantial period of time. In particular, because we manufacture botulinum toxin in our facilities, we would be required to obtain further clearance and approval by state, federal or other applicable authorities to continue or resume manufacturing activities. Although we have disaster recovery and business continuity plans in place, they may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. We may also need to halt manufacturing operations, which could impact our ability to be inspected for the BLA for DaxibotulinumtoxinA for Injection, or halt or delay our clinical trials or, if our product candidates are approved, be unable to manufacture our product candidates to meet commercial demand. If we experience delays in achieving our development or regulatory objectives, or if we are unable to manufacture an approved product within a timeframe that meets market demands, our business, prospects, financial results and reputation could be materially harmed.
If DaxibotulinumtoxinA for Injection is approved, we will face certain risks associated with manufacturing DaxibotulinumtoxinA for Injection to support commercial production.
We have developed an integrated manufacturing, research and development facility located at our Newark, California office. We manufacture drug substance and drug product at this facility that we use for research and development purposes, clinical trials and ultimately for commercial supplies post regulatory approval. We may never be able to successfully operate our manufacturing facility to support commercial scale. There are risks associated with commercial manufacturing including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. If DaxibotulinumtoxinA for Injection is approved, there is no assurance that we will be successful in operating a commercial scale manufacturing process that can support commercial demand. If DaxibotulinumtoxinA for Injection is approved, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and outsource manufacturing responsibilities with third-party manufacturers. The upgrade and expansion of our facilities and the use of third-party manufacturer facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. We entered into the ABPS Services Agreement and LSNE Agreement to provide additional sources of manufacturing for our product candidates, however, there are no assurances that either or both sources will continue to be available to us at the required commercial scale, or at all. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements, to hire additional necessary manufacturing personnel, or retain our third-party manufacturers, we may encounter delays or additional costs in achieving our commercialization objectives, which could materially damage our business and financial position.
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
We currently rely on third-party manufacturers for certain components and services necessary to produce DaxibotulinumtoxinA for Injection, and we expect to continue to rely on these and other manufacturers to support our commercial requirements if DaxibotulinumtoxinA for Injection or other product candidates are approved. In particular, we plan to utilize our internal and the external ABPS and LSNE facilities, and we use other service providers for testing to support clinical and commercial production of product candidates, if approved. We may never be able to rely on additional suppliers or service providers to support clinical development or commercialization of our product candidates, if approved. Even where alternative sources of supply or other service providers are available, qualifying alternate suppliers and service providers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. As a result, we are dependent on a limited number of suppliers and service providers for our product candidates and the loss of one of our suppliers or service providers could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on Teoxane for the manufacture and supply of the RHA® Collection of dermal fillers, and our dependence on Teoxane may impair our ability to commercialize the RHA® Collection of dermal fillers.
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
We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe that we have a sufficient supply of a product candidate to complete the clinical trial and while we have taken steps to ensure we are sufficiently scaled to support expected future commercial demands, any significant delay in the supply of the raw material components of a product candidate could considerably delay completion of our clinical trials, product testing and potential regulatory approval of such product candidates. If we or our manufacturers are unable to purchase these raw materials on acceptable terms and at sufficient quality levels or in adequate quantities if at all, the development of DaxibotulinumtoxinA for Injection and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our sales, marketing, research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including botulinum toxin type A, a key component of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed with the CDC and with the California Department of Health, Food and Drug Branch for use of botulinum toxin and to manufacture both the active pharmaceutical ingredient and the finished product in topical and injectable dose forms. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination or injury, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities. Such damages and liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

Risks Related to Marketing and Commercialization
Even if DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products, or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.
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
•the proper training and administration of the products by physicians and medical staff such that patients do not experience excessive discomfort during treatment or adverse side effects;
•patient satisfaction with the results and administration of the product and overall treatment experience;
•the potential and perceived advantages and cost of the product over alternative treatments;
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
•the revenue and profitability that the product will offer a physician as compared to alternative therapies;
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
Any failure by our product candidates or the RHA® Collection of dermal fillers to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.
In addition, DaxibotulinumtoxinA for Injection has only been used in clinical trials to date. Therefore, the commercial or real-world experience may yield different outcomes or patient experiences due to variations in injection techniques, dilution approaches and dosing levels employed by different physician and nurse injectors. As a result, these market-based approaches may differ from our clinical trial design and could negatively impact efficacy, duration, safety and adoption.
Our product candidates, if approved, and the RHA® Collection of dermal fillers will face significant competition, and our failure to effectively compete may prevent us from achieving significant market penetration and expansion. In addition, our competitors may develop products that are safer, more effective, more convenient or less expensive than the RHA® Collection of dermal fillers and our product candidates, if approved, which could reduce or eliminate our commercial opportunity.
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
Upon marketing approval, the first expected use of DaxibotulinumtoxinA for Injection or an onabotulinumtoxinA biosimilar will be in aesthetic medicine. Competition in aesthetic products is significant and dynamic and is characterized by substantial technological development and product innovations, and our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology and medical device companies. We anticipate that DaxibotulinumtoxinA for Injection, if approved, will face significant competition from existing injectable neuromodulators as well as unapproved and off-label treatments. Further, if approved, in the future we may face competition for DaxibotulinumtoxinA for Injection from biosimilar products and products based upon botulinum toxin. In addition, the only products we are currently commercializing are the RHA® Collection of dermal fillers. It is possible that competitors will succeed in developing technologies that are safer, more effective, more convenient or that have a lower cost of goods and price than those used in DaxibotulinumtoxinA for Injection, if approved, or the RHA® Collection of dermal fillers and in our product candidates, or that would render our technology obsolete or noncompetitive. Competition could also result in reduced profit margins and limited sales, which would harm our business, financial condition and results of operations.
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

We may not be successful in continuing to execute our sale and marketing strategy for the RHA® Collection of dermal fillers and in executing our sales and marketing strategy for the commercialization of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, if approved.
We have limited prior experience in the marketing, sale and distribution of aesthetic products and no experience with the marketing, sale and distribution of therapeutic products or any products internationally. Establishing and maintaining sales, marketing, and distribution capabilities involve significant risks, including our ability to retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a sales and marketing team, and handle any unforeseen costs and expenses.
In August 2020, we built a commercial sales and marketing organization to prepare for the commercial launch of the Current RHA® Collection of dermal fillers and DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, if approved, in the U.S. If the approval and commercial launch of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is further delayed or does not occur for any reason, we may lose members of our sales and marketing organization. Any failure to maintain adequate internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products and services, including the RHA® Collection of dermal fillers, and may result in a breach of our obligations to Teoxane under the Teoxane Agreement. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of the RHA® Collection of dermal fillers and, if it receives regulatory approval, DaxibotulinumtoxinA for Injection. We may not be able to attract and retain quality personnel on acceptable terms, or at all.
We will also need to increase our sales force or contract with distributors and partners if we obtain regulatory approval for DaxibotulinumtoxinA for Injection for any therapeutic indications we are pursuing or to expand internationally. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize DaxibotulinumtoxinA for Injection for therapeutic indications or any future product candidates internationally. Establishing and maintaining sales, marketing and distribution capabilities may be expensive and time consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of DaxibotulinumtoxinA for Injection, if approved, and the RHA® Collection of dermal fillers, which could cause our commercialization efforts to be unprofitable or less profitable than expected.

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
Our ability to commercialize DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications such as cervical dystonia or adult upper limb spasticity will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. Third-party payors are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DaxibotulinumtoxinA for Injection or any future product candidates for therapeutic indications, or we may be required to sell them at a discount.
Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DaxibotulinumtoxinA for Injection for therapeutic indications, if approved, from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for a product for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Our business could also be adversely affected if third-party payors limit the indications for which DaxibotulinumtoxinA for Injection will be reimbursed to a smaller patient set than we believe they are effective in treating.
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

Risks Related to Research and Development
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
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
•manufacture sufficient quantities of product candidate for use in clinical trials; or
•lack of adequate funding to continue the clinical trial.
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
Delays in the completion or termination of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences may significantly harm our business, financial condition and prospects.

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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The evolving law relating to patent eligibility for patents related to our business may be relevant to the scope of protection available to us. The patent applications that we own or license may fail to result in issued patents in the U.S. or foreign countries. Competitors and academic scientists in the field of cosmetics, pharmaceuticals, and neuromodulators have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties are challenging and may again challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, on May 2, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. On June 10, 2021, we successfully defended the patent in the European Patent Office with the patent being upheld with amendments to certain claims. The opponent appealed our successful opposition defense to the Board of Appeal of the European Patent Office. We subsequently filed an appeal to preserve our ability to use all arguments throughout the appeal process. Furthermore, even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims.
In addition, the patent laws of the U.S. provide procedures for third parties to challenge the validity of issued patents. Patents issued from applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the U.S. Patent and Trademark Office (“USPTO”) on the basis of prior art patents or printed publications. Because of a lower evidentiary standard in the USPTO compared to district courts, third parties may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates is challenged, then it could threaten our ability to commercialize that product candidate, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market DaxibotulinumtoxinA for Injection, or any future product candidates under patent protection would be reduced.
Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the

USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. Under the current “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention, a third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party.
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
In an effort to protect our trade secrets and other confidential information, we require our employees, consultants, collaborators and advisers to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisers have previous employment or consulting relationships. To the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and other confidential information.
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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We have been and in the future may be subject to this type of litigation and these types of proceedings. In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. On November 3, 2021, we filed a motion to dismiss. Allergan filed an amended complaint on November 24, 2021, reasserting the patents in its original Complaint and adding U.S. Patent No. 11,147,878. We filed another motion to dismiss in December 2021, but cannot be certain the motion will be granted. See “Part I—Item 3. Legal Proceedings” for more information. We may be delayed or prevented from commercializing DaxibotulinumtoxinA for Injection as a result of Allergan’s lawsuit against us, which would have a material adverse effect on our ability to generate revenue. In addition, if we are found to infringe upon these patents, other patents or other intellectual property rights, or if we fail to obtain or renew a license under a patent or other intellectual property right from Allergan or other third parties, or if a third party that we are licensing technologies from is found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, halt or delay commercialization, suspend the manufacture of our products or reengineer or rebrand our products, if feasible, re-design the manufacturing process for our products, which would require FDA review and could halt or delay commercialization, or we may be unable to enter certain new product markets.
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
We may become involved in lawsuits or administrative proceedings to protect or enforce our patents or other intellectual property or the patents of our licensors, or to challenge patent claims of third party patents which could be expensive and time-consuming.
Competitors may infringe upon our intellectual property, including our patents or the patents of our licensors. As a result, we may in the future be required to file infringement claims to stop third-party infringement or unauthorized use of our own or licensed intellectual property. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.
An adverse determination of any litigation or other proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. On May 2, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. On June 10, 2021, we successfully defended the patent in the European Patent Office with the patent being upheld with amendments to certain claims. The opponent appealed our successful opposition defense to the Board of Appeal of the European Patent Office. We subsequently filed an appeal to preserve our ability to use all arguments throughout the appeal process.
Interference, derivation, inter partes review, post-grant review or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patents or patent applications or those of our licensors or collaborators, or those of our competitors. For example, On July 1, 2021, we filed two petitions (IPR2021-01203 and IPR2021-01204) requesting inter partes review ("IPR") of Medy-Tox, Inc. (“Medy-Tox”), U.S. patent 9,480,731, titled “Long Lasting Effect of New Botulinum Toxin Formulations.” On January 19, 2022, the USPTO Trial and Appeal Board denied institution of the IPRs, and on February 18, 2022, we filed a motion for a rehearing of the decision. In 2013, Medy-Tox had exclusively licensed its technology covered by this patent to Allergan plc which subsequently was acquired by AbbVie. On September 8, 2021, Medy-Tox announced that its exclusive technology transfer agreement with AbbVie was terminated and rights for Medy-Tox’s technology covered by the patent would be returned to Medy-Tox. We continue to take appropriate measures to defend our position. This IPR proceeding, litigation or other USPTO proceedings brought by us may fail or may be invoked against us by third parties.
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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Periodically, we may review the patents and patent applications we have pending throughout the world and decide to abandon one or more of them if we determine such patents or applications would not make a strategic contribution to our business. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Any failure to protect intellectual property rights associated with the Fintech Platform could impair our ability to protect the proprietary technology and brand of the Fintech Platform.

We have five issued patents and 16 pending patent applications related to the Fintech Platform. However, there is no guarantee that the pending patent applications will result in issued patents, or that the issued patents will ultimately be determined to be valid and enforceable. We also have three pending trademark applications in the United States, one pending trademark application in Australia, and one pending trademark application in Canada related to the Fintech Platform. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or other protective agreements with our employees, customers, partners and others to protect the intellectual property rights associated with the Fintech Platform. However, the steps we take to protect those intellectual property rights may be inadequate to prevent others from competing with the Fintech Platform.
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

Risks Related to the Fintech Platform
If we are not able to increase the use and adoption of OPUL™ and maintain and enhance its brand, then we may not realize the anticipated benefits of the HintMD Acquisition.
In October 2021, we announced the commercial launch of OPUL™ and made it generally available. OPUL™ is a registered PayFac. As a PayFac, OPUL™ earns revenue by charging fees for completing payment transactions and other payment-related services based on the volume of activity processed on the platform. Although OPUL™ has launched, it has only been installed in limited accounts and HintMD customers will need to be transitioned from the HintMD Platform to OPUL™. In order to increase revenue generated by the Fintech Platform, we need to expand the customer base significantly and maintain the HintMD Platform until we can transition HintMD Platform customers to OPUL™ successfully. We have limited experience operating as a PayFac, and practices and their patient customers may experience issues as a result of performance problems associated with the transition to OPUL™ and may not be satisfied with the OPUL™ experience in comparison to the HintMD Platform experience. If practices and their patient customers do not continue to utilize the HintMD Platform through the transition, OPUL™ is not widely adopted by new customers or new customers to OPUL™ are not satisfied with their experience, then our ability to expand and deepen aesthetic customer relationships and expectations for revenue growth through OPUL™ will not be achieved.
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
The transition of practices from the HintMD Platform to OPUL™, product enhancements and continued development of OPUL™ and the promotion of OPUL™ will require us to make substantial expenditures, and we anticipate that the expenditures will increase as we seek to expand OPUL™. We may not have sufficient funds to successfully complete these product development and marketing activities. In addition, to the extent that these activities generate increased revenue, this revenue may not offset the expenses we incur. If we do not successfully maintain and enhance the Fintech Platform offerings, it could lose customers or fail to attract potential new customers. As a result, we may not generate meaningful revenue from the Fintech Platform, which could adversely affect our business, results of operations and financial condition, or we may not realize the anticipated benefits from the HintMD Acquisition.
The HintMD Acquisition may result in impairment charges from the recording of goodwill and intangible assets that could adversely affect our financial results.

Our financial results may be adversely affected by impairment charges from the recording of goodwill and intangible assets incurred in connection with the HintMD Acquisition. The amount and timing of these possible charges are not yet known. If such assets are found to be impaired, they will be written down to their estimated fair value, with a charge against earnings. Further, our failure to identify or accurately assess the magnitude of necessary technology investments we are assuming as a result of the HintMD Acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.
Interruptions or performance problems associated with the Fintech Platform technology, infrastructure or service offerings may adversely affect our business and operating results.
The continued growth of the Fintech Platform depends in part on the ability of users to access the Fintech Platform at any time and within an acceptable amount of time. The Fintech Platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. Disruptions to these departments and functions, some of which are outsourced, could result in product feature and enhancement delays and interruptions to or performance problems associated with the Fintech Platform. For example, the Fintech Platform contracts with engineers located in Ukraine whom may be adversely impacted by the conflict between Russian and Ukraine, which in turn may delay some product development efforts and the delivery of product and feature enhancements. In addition, we depend on external data centers, such as Amazon’s AWS, to host the Fintech Platform applications and have integrated third-party services that we rely upon as critical components of the Fintech Platform application. We do not control the operation of these facilities. The Fintech Platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the Fintech Platform), capacity constraints due to an overwhelming number of users accessing the Fintech Platform simultaneously, denial-of-service or other cyber-attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the Fintech Platform, especially during peak usage times and as the Fintech Platform becomes more complex and its user traffic increases. As a result, the Fintech Platform may become unavailable or users may be unable to access the Fintech Platform within a reasonable amount of time. In the event of any of the factors described above, or certain other failures of our infrastructure or that of third-parties we rely on, user data may be permanently lost. If the Fintech Platform experiences significant periods of service downtime in the future, we may be subject to claims by users of the Fintech Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and efficiently resolve interruptions or performance problems with the Fintech Platform, existing relationships with practices would be adversely affected and the Fintech Platform brand could be harmed. In addition to technological and infrastructure problems, if customers of the Fintech Platform experience other issues or are unsatisfied with the service offerings or operations of the Fintech Platform, this could result in poor relationships with practices and reputational harm to OPUL™ and, as a result, poor customer relations and reputational harm to Revance.
The business and growth of the Fintech Platform depend in part on the success of its strategic relationships with third parties, including payments partners, platform partners and technology partners.
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
Additionally, we rely on third-parties for the provision of the hardware terminal on which OPUL™ operates. Due to our reliance on third-parties for hardware, any disruptions in their ability to supply OPUL™ customers with hardware could directly impact our ability to onboard new customers. Specifically, the global chip shortage is currently impacting our third-party partners’ ability to provide us with POS hardware terminals that are provided to customers as a part of the OPUL™ service offering. If our third-party partner cannot provide enough POS terminals to meet OPULTM demand or we are unable to provide a substitute device, we may be unable to timely board new customers or fulfill orders for additional hardware from existing customers. If the shortage continues for an extended period of time, it could materially and adversely affect the Fintech Platform’s business.
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
The markets in which the Fintech Platform competes are intensely competitive and characterized by rapid technological change. We compete with a wide range of companies ranging from small start-up enterprises with limited resources to very large companies which can leverage significantly larger customer bases and greater financial resources.

Many of our competitors have longer operating histories, significantly greater financial, technical, and sales and marketing resources, greater brand recognition, better relationships with third-party service providers and a larger customer base than we do. We anticipate that the markets in which we compete will continue to attract new competitors and new technologies and we may not be able to compete successfully with them.
Because the Fintech Platform operates in a highly competitive marketplace, there can be significant downward pressure on the pricing we may charge our customers for the processing of credit cards in order to remain competitive in the marketplace. The Fintech Platform's competitors may be able to offer similar or lower rates to their customers alongside a more comprehensive set of financial services products that allows them to offset a reduction in processing margins.
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
Once and if regulatory approval has been granted, DaxibotulinumtoxinA for Injection or any approved product will be subject to continual regulatory review by the FDA and/or (if applicable) non-U.S. regulatory authorities. Any regulatory approvals that we or our collaborators receive for DaxibotulinumtoxinA for Injection, RHA® Pipeline Products or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves DaxibotulinumtoxinA for Injection, RHA® Pipeline Products or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCPs for any clinical trials conducted post-approval. The RHA® Collection of dermal fillers are currently subject to such extensive and ongoing regulatory requirements, reports, registration and continued compliance. Later discovery of previously unknown problems with DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties;
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
All of the RHA® Pipeline Products and any of our product candidates approved in the future will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review with respect to manufacturing.
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
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

We process personal data and other sensitive data (including health data we collect through our Fintech Platform and about trial participants in connection with clinical trials); proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data. Our data processing activities, including our activities related to the Fintech Platform, subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Telephone Consumer Protection Act (“TCPA”) and the California Consumer Privacy Act of 2018 (“CCPA”). HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The Fintech Platform may in certain circumstances, process protected health information and thus such processing may be subject to HIPAA. The TCPA imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the Federal Communications Commission or be fined up to $1,500 per violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. The CCPA imposes obligations on businesses to which it applies that include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states, like Colorado and Virginia, have enacted data privacy laws which differ from the CPRA and become effective in 2023. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts.
In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. For example, we are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”) in connection with our Fintech Platform. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Our operations related to the Fintech Platform are contractually required to maintain compliance with current PCI DSS as part of our information security program and to undergo periodic PCI DSS audits undertaken by third party auditors (“PCI Audits”). Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance. Further, If we cannot comply with or if we incur a violation of any of these standards or contractual requirements, or if we have findings resulting from a PCI Audit and we fail to undertake timely corrective action, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations or litigation with relevant stakeholders, either of which could have an adverse effect on our reputation, business, financial condition and operating results. In addition, failure to comply with the PCI DSS obligations or the contractual obligations of the Fintech Platform, including timely and sufficient mitigation of any findings from a PCI Audit, could also result in the termination of OPULTM’s status as a registered PayFac, thereby dramatically impairing our ability to continue doing business in the payments industry, or we could be liable to the payment card issuing banks for their costs of issuing new cards and related expenses.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the equivalent law in the United Kingdom (“UK GDPR”) impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR and the uncertainty of data protection laws in the UK following Brexit has increased the complexity of our compliance efforts. Further, individuals may initiate litigation related to our processing of their personal data.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR, UK GDPR, and laws in Switzerland generally restrict the transfer of personal data to countries such as the United States that do not provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the European Economic Area (“EEA”) to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. Similar restrictions and transfer mechanisms exist under the UK GDPR. Any of these restrictions and obligations could increase the cost and complexity of doing business in foreign jurisdictions. If we cannot implement valid compliance mechanisms for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe, the United Kingdom and elsewhere; limiting our ability to collaborate with third parties, such as contract research organizations as well as other service providers, that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our Fintech Platform, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the third-party providers (such as contract research organizations) who share this information with us, may contractually limit our ability to use and disclose the information.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
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
The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.
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
Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearance or approval of DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, or any future product candidates and to produce, market, and distribute such products if clearance or approval is obtained.

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
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the former U.S. presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the former presidential administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals, which have resulted in additional regulations from the FDA, CMS and the U.S. Department of Health and Human Services. For example, on November 20, 2020, CMS issued an interim final rule implementing the former presidential administration’s Most Favored Nation executive order to tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have been delayed until January 1, 2023 by the Biden administration. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of, or affect the price that we may charge for, DaxibotulinumtoxinA for Injection, or any future product candidates including an onabotulinumtoxinA biosimilar. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs on our commercialization efforts for the RHA® Collection of dermal fillers. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:

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
As the distributor of Teoxane’s RHA® Collection of dermal fillers, we are required to maintain certain licenses, registrations, permits, authorizations, approvals or other types of state and local permissions in order to comply with various regulations regarding the distribution of medical devices, and must cooperate with Teoxane in the event of any medical device reports (adverse events) or product recalls. Satisfaction of regulatory requirements may take many months, and may require the expenditure of substantial resources. Failure to comply with such regulatory requirements can result in enforcement actions, including the revocation or suspension of licenses, registrations or accreditations, and can also subject us to plans of correction, monitoring, civil monetary penalties, civil injunctive relief and/or criminal penalties. Failure to maintain state regulatory approval will also prevent distribution of products where such approval is necessary and will limit our ability to generate revenue. As we have limited prior experience in the distribution of medical devices, we cannot be certain that the compliance infrastructure we have built will be sufficient to continue to support these activities.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing price of our common stock from January 1, 2021 to February 14, 2022 has ranged from a low of $12.36 to a high of $17.07. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:
•announcements of regulatory approval or disapproval of DaxibotulinumtoxinA for Injection, the RHA® Collection of dermal fillers or any future product candidates;
•regulatory or legal actions, developments and guidance in the U.S. and foreign countries, such as the receipt of the CRL related to the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines or our ability to respond to the manufacturing deficiencies raised by the CRL;
•our ability to continue as a going concern;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125 million. As of December 31, 2021, we sold 3.3 million shares of common stock under the 2020 ATM Agreement resulting in net proceeds of $90.1 million after sales agent commissions, with $32.6 million remaining available under the 2020 ATM Agreement.
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
Our amended and restated bylaws and amended and restated certificate of incorporation also provide that the Delaware Court of Chancery (or, if the Delaware Court of Chancery does not have jurisdiction, any state court located in Delaware or if all the state courts lack jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action, suit or proceeding brought on behalf of the Company;
•any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders or any action asserting a claim for aiding and abetting any such breach of fiduciary duty;

•any action, suit or proceeding asserting a claim against the Company or any current or former director, officer, or other employee of the Company arising out of or pursuant to, or seeking to enforce any right, obligation or remedy under, or to interpret, apply, or determine the validity of, any provision of the DGCL, the amended and restated certificate of incorporation, or the amended and restated bylaws (as each may be amended from time to time);
•any action, suit, or proceeding as to which the DGCL confers jurisdiction on the Delaware Court of Chancery, and
•any action, suit or proceeding asserting a claim against the Company or any current or former director, officer, or other employee of the Company governed by the internal-affairs doctrine.
This provision would not apply to actions, suits or proceedings brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act of 1933, as amended. The exclusive forum provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2021, our headquarters was located in Nashville, Tennessee, where we occupied 40,661 square feet of leased space following construction. In July 2021, we amended the lease for our headquarters to include an additional 30,591 square feet. The space serves as our headquarters and experience center, which includes office space, education and training facilities and a live injection training center. We also occupy approximately 109,000 square feet of office, laboratory and manufacturing space in Newark, California, which supports our regulatory, pre-commercial and research and development manufacturing activities; 9,609 square feet of leased office space in Irvine, California; and 30,772 square feet of leased office space in Pleasanton, California. Operations across the Product Segment and Services Segment are conducted in each facility except for the Newark facility, which supports Product Segment operations.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DaxibotulinumtoxinA for Injection and our and ABPS’s manufacturing process used to produce DaxibotulinumtoxinA for Injection infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute Allergan’s claims and intend to defend the matter vigorously. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan, U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, but we cannot be certain of whether the motion to dismiss will be granted.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021 in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DaxibotulinumtoxinA for Injection and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.

These lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of either lawsuit, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with each lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been trading on the Nasdaq Global Market under the symbol “RVNC” since our IPO on February 6, 2014. Prior to this date, there was no public market for our common stock.
Holders of Record
As of February 17, 2022, there were approximately 82 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
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
This graph shows a comparison of the cumulative total return on our common stock, Nasdaq Biotechnology Index (“NBI”), and the Nasdaq Composite Index (“CCMP”) for the five years ended December 31, 2021. The graph assumes that $100 was invested at the market close on the last trading day for the year ended December 31, 2016 in our common stock, the NBI, and CCMP, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Revance Therapeutics, Inc.	$100.00	$172.71	$97.25	$78.41	$136.91	$78.84
Nasdaq Biotechnology Index	$100.00	$121.63	$110.85	$138.69	$175.33	$175.37
Nasdaq Composite Index	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares of common stock other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock awards in connection with our 2014 Equity Incentive Plan (“2014 EIP”), 2014 Inducement Plan (“2014 IN”) and the Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”).

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to the consolidated financial statements and other disclosures included in this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Part I, Item 1A, “Risk Factors.” Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars.

Overview
Revance is a commercial stage biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation, long-acting, neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed Phase 3 programs for DaxibotulinumtoxinA for Injection across two different treatment categories, aesthetics and therapeutics. In the aesthetics category, we completed our Phase 3 program for the treatment of moderate to severe glabellar (frown) lines and are pursuing United States (“U.S.”) regulatory approval. In the therapeutics category, we completed our Phase 3 program for the treatment of cervical dystonia in November 2021 and plan to pursue U.S. regulatory approval following the FDA approval of DaxibotulinumtoxinA for Injection for glabellar lines. We are also evaluating additional aesthetic and therapeutic indications for DaxibotulinumtoxinA for Injection including the full upper face, which includes glabellar lines, forehead lines and crow’s feet, and adult upper limb spasticity. To complement DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to the RHA® Collection of dermal fillers, the first and only range of FDA approved fillers for correction of dynamic facial wrinkles and folds, and OPUL™. We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace.

Impact of the COVID-19 Pandemic on Our Operations
The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, the regulatory approval process for our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. The COVID-19 pandemic has caused delays in the regulatory approval process for DaxibotulinumtoxinA for Injection. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA reiterated that an inspection of our manufacturing facility was required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Although the inspection has been completed, in October 2021, we received a CRL due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. Resubmission of the BLA requires the remediation of the deficiencies identified by the FDA during the inspection, and a reinspection is required. We cannot be certain of the impact of the COVID-19 pandemic on the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including the timing of the FDA's reinspection of the manufacturing facility, or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file.
Our supply of and our ability to commercialize the RHA® Collection of dermal fillers has been impacted by the ongoing COVID-19 pandemic. The product supply of the Current RHA® Collection of dermal fillers was delayed by our distribution partner Teoxane as they temporarily suspended production in Geneva, Switzerland as a precaution in early 2020 in response to the COVID-19 pandemic. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the Current RHA® Collection of dermal fillers to us in June 2020. As a result, our initial product launch of the Current RHA® Collection of dermal fillers was delayed by one quarter to September 2020. We have taken steps to build sufficient levels of inventory to help mitigate potential future supply chain disruptions, but we cannot be certain of whether we will experience additional delays in the future. In addition, port closures and other restrictions resulting from the COVID-19 pandemic have and may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for the production of our products and the sale of our services. The global chip shortage is currently impacting our third-party partners’ ability to provide us with the point of sale (“POS”) hardware terminals that are provided to customers as a part of the OPUL™ service offering. If our third-party partner cannot provide enough POS terminals to meet OPULTM demand or we are unable to provide a substitute device, we may be unable to timely board new customers or fulfill orders for additional hardware from existing customers. If the shortage continues for an extended period of time, it could materially and adversely affect the Fintech Platform’s business.
Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. The COVID-19 pandemic has and may further delay enrollment in and the progress of our current and future clinical trials. Even as some restrictions have been lifted and vaccines are widely available in the United States and certain other countries, the COVID-19 pandemic may continue to result in government imposed quarantines and consume hospital resources, especially if infection rates rise or more contagious variants develop and spread. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 pandemic. The trial was originally designed to include 128 subjects. Due to COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, in June 2020, we announced the decision to end screening and complete the JUNIPER trial with the 83 patients enrolled at that time.
To ensure proper clinical trial coordination and completion, in line with the FDA-issued guidance on March 18, 2020 on the Conduct of Clinical Trials of Medical Products during the COVID-19 pandemic, we have evaluated and implemented risk-based approaches for remote clinical trial monitoring and activities, including remote patient assessment, for those subjects who cannot physically visit clinic sites, to ensure the full completion of trials.
The COVID-19 pandemic has caused and may continue to cause general business disruption worldwide. In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Throughout the COVID-19 pandemic, certain manufacturing, quality and laboratory-based employees continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and have begun to transition employees back on-site in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, if the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations, which could disrupt our manufacturing operations, clinical trials, sales activities and other operations. See “Part I. Item 1A. Risk Factors—The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.”
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, our manufacturing operations, supply chain, end user demand for our products and services, commercialization efforts, business operations, clinical trials and other aspects of our business, the healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity and results of operations.

Regulatory Update on DaxibotulinumtoxinA for Injection for the Treatment of Glabellar Lines
On October 15, 2021, we received a CRL with respect to the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA determined it was unable to approve the BLA in its present form due to deficiencies related to the onsite inspection at our manufacturing facility. The CRL did not identify any other deficiencies. In December 2021, we held a Type A meeting with the FDA to gain clarity and alignment on the requirements for approval of the BLA. Based on the meeting minutes, which we received on January 14, 2022, a complete response to address the outstanding observations related to the working cell bank (“WCB”) and the drug substance manufacturing process will require us to qualify the new WCB by producing three consecutive drug substance lots and one drug product lot. We have completed the manufacturing of three consecutive drug substance lots and one drug product lot as part of the qualification of the new WCB and are actively working on completing the resubmission package for the BLA. A reinspection of our manufacturing facility will be required once the resubmission is accepted by the FDA.

RHA® Collection of Dermal Fillers
We launched the Current RHA® Collection in the U.S. in September 2020. We plan to launch RHA® Redensity, which was approved in December 2021 for the treatment of moderate to severe dynamic perioral rhytids (lip) lines, in the second half of 2022. For the year ended December 31, 2021, the first full year of commercialization, we recognized $70.8 million in product revenue and $23.1 million in cost of product revenue (exclusive of amortization) from the sale of the Current RHA® Collection of dermal fillers.

The Fintech Platform
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), and HintMD became a wholly owned subsidiary of Revance. Following our acquisition of HintMD, we began to operate in two reportable segments: our Product Segment and our Service Segment. Our Product Segment refers to the business that includes the research, development and commercialization of our product candidates and the RHA® Collection of dermal fillers. Our Service Segment refers to the business that includes the development and commercialization of the OPUL™ Relational Commerce Platform (“OPUL™”) and HintMD platform (collectively, the “Fintech Platform”). For additional information about our business segments, see Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 16—Segment Information.”

On October 11, 2021, we launched OPULTM, a Relational Commerce Platform that combines seamless, simple and smart payment solutions, 360-degree practice reporting and insights, and enhanced customer support to foster increased consumer loyalty and retention, specifically designed for aesthetic practices in the U.S. OPULTM will replace the HintMD platform, which will continue to be offered to existing HintMD customers with a phased migration to OPULTM.
OPULTM is a fully integrated payment facilitator pursuant to the Payment Facilitator Agreement with a third-party acquirer and sponsor bank. OPULTM enables practices to process payments for their patients and provides practice management solutions that support practices’ operations. Since OPULTM generates revenue as a percentage of credit card processing volumes, we use GPV as a key indicator of the ability of OPULTM to generate revenue. GPV measures the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds. The Company also uses the Fintech Platform PayFac capabilities to process credit card transactions for products purchased from the Company; these transactions are not included in GPV. For the year ended December 31, 2021, the Fintech Platform processed $506 million of GPV.

Presentation of revenue generated by the Fintech Platform may be impacted by the ongoing migration of customers from the HintMD platform to OPULTM. We have started migrating existing customers on the HintMD platform to OPUL™. While the ongoing migration of existing customers is not expected to have a material impact to the gross margin generated by the Fintech Platform, it is expected to cause a gross-up effect to service revenue and cost of service revenue (exclusive of amortization) due to the gross vs. net presentation difference in revenue accounting between the HintMD Platform and OPUL™.

Preservation of Capital and Expense Management
Beginning in October 2021, we took measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the potential approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. These measures include but are not limited to: pausing non-critical hires; deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities; and deferring international regulatory and commercial investment for DaxibotulinumtoxinA for Injection, with the exception of supporting our partnership with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. (“Fosun”).

The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern. Our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report. In order to mitigate the substantial doubt to continue as a going concern, we will be required to raise additional capital to fund our operations. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan. See Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 1—The Company.”

We expect our operating expenses to remain flat or decrease in the near-term as a result of these cost preservation measures. If we raise additional capital or the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is approved, we expect our operating expenses to increase as we scale back our cash preservation measures or increase sales and marketing activities to commercialize DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, increase our sales force or take other actions to prepare for the commercialization of DaxibotulinumtoxinA for Injection. See “—Liquidity and Capital Resources” for additional information on our cost preservation measures.

At-The-Market (“ATM”) Offerings
In November 2020, we terminated our Controlled Equity Offering Sale Agreement with Cantor Fitzgerald & Co. (the “2018 ATM Agreement”) and entered into a separate sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125.0 million. For the year ended December 31, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share, resulting in net proceeds of $21.6 million after sales agent commissions and offering costs. As of December 31, 2021, we had $32.6 million available under the 2020 ATM Agreement.

Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the same period in 2020 is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the same period in 2019, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021.
Revenue

	Year Ended December 31,		2021 vs. 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Product revenue	$70,820	$12,877	$57,943	450%
Collaboration revenue	5,655	2,031	$3,624	178%
Service revenue	1,323	417	$906	217%
Total revenue	$77,798	$15,325	$62,473	408%
Product Revenue
We have only generated product revenue from the sale of the RHA® Collection of dermal fillers. The formal launch of the RHA® Collection of dermal fillers took place in September 2020.

For the year ended December 31, 2021, our product revenue increased compared to the same period in 2020 due to higher sales volumes of the RHA® Collection of dermal fillers and due to one quarter of commercial sales of the RHA® Collection of dermal fillers in 2020 compared to a full year of commercial sales in 2021.
Collaboration Revenue
We are in the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work.
For the year ended December 31, 2021, our collaboration revenue increased compared to the same period in 2020, due to increased development activities from the Viatris Collaboration.
Service Revenue
Our service revenue is generated from the Fintech Platform, which earns revenues through payment processing fees, generally net of costs, and certain value-added services. In our HintMD Platform service offerings, we generally recognize service revenue net of costs as an accounting agent. In our OPUL™ service offerings, we generally recognize service revenue on a gross basis as the accounting principal because we maintain control of the service offerings to our customers as the payment facilitator (“PayFac”).
For the year ended December 31, 2021, our service revenue increased compared to the same periods in 2020 primarily because we did not begin to recognize service revenue until the completion of the HintMD Acquisition in July 2020.
We have started migrating existing customers on the HintMD platform to OPUL™, which was commercially launched in October 2021. While the ongoing migration of existing customers is not expected to have a material impact to the gross margin generated by the Fintech Platform, it is expected to cause a gross-up effect to service revenue and cost of service revenue (exclusive of amortization) due to the gross vs. net presentation difference in revenue accounting between the HintMD Platform and OPUL™.
Operating Expenses

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$23,125	$4,758	$18,367	386%
Cost of service revenue (exclusive of amortization)	285	11	$274	2491%
Selling, general and administrative	198,821	151,846	$46,975	31%
Research and development	116,255	125,795	$(9,540)	(8)%
Amortization	13,988	6,077	$7,911	130%
Total operating expenses	$352,474	$288,487	$63,987	22%

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
For the year ended December 31, 2021, our cost of product revenue (exclusive of amortization) increased compared to the same period in 2020 due to higher sales volumes of the RHA® Collection of dermal fillers.
Cost of Service Revenue (exclusive of amortization)
For the year ended December 31, 2021, cost of service revenue (exclusive of amortization) consists of interchange and various fees from the beta launch of OPUL™ and other miscellaneous fulfillment costs related to the HintMD Platform.
We expect the cost of service revenue (exclusive of amortization) to increase in the future as we expand the general availability of OPUL™ for existing and new customers and due to the change to the gross accounting presentation of revenue and costs associated with OPUL™.
Selling, General and Administrative Expenses

	Year Ended December 31,		2021 vs. 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Selling, general and administrative	$166,420	$125,544	$40,876	33%
Stock-based compensation	28,307	24,199	$4,108	17%
Depreciation and amortization	4,094	2,103	$1,991	95%
Total selling, general and administrative expenses	$198,821	$151,846	$46,975	31%
Selling, general and administrative expenses consist primarily of the following:
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
Selling, general and administrative expenses before stock-based compensation and depreciation and amortization
For the year ended December 31, 2021, selling, general and administrative expenses increased compared to the same period in 2020, primarily due to an increase in sales and marketing expenses, of which $30.2 million and $1.0 million was attributed to the Product Segment and the Service Segment, respectively.
The increases in sales and marketing expenses in the Product Segment were primarily related to incremental sales force headcount, the promotional, professional education, and sales and marketing activities for the RHA® Collection of dermal fillers and pre-commercial activities for DaxibotulinumtoxinA for Injection. The increases in sales and marketing expenses in the Service Segment were primarily related to the increase in headcount from the HintMD Acquisition in July 2020. The remaining increases were attributed to general and administrative expenses, which were primarily related to increased compensation costs from onboarded HintMD team members and other personnel and costs related to investment in information technology infrastructure and administrative functions to support our continued growth as a commercial company with an expanding portfolio of products and services.

Stock-based compensation
For the year ended December 31, 2021, stock-based compensation included in selling, general and administrative expenses increased compared to the same period in 2020, primarily due to more stock award grants related to increased employee headcount in selling, general and administrative functions.
Research and Development Expenses

	Year Ended December 31,		2021 vs. 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Manufacturing and quality	$48,156	$36,107	$12,049	33%
Clinical and regulatory	26,693	51,121	$(24,428)	(48)%
Stock-based compensation	15,127	12,254	$2,873	23%
Platform and software development	13,333	3,137	$10,196	325%
Other research and development expenses	11,175	9,921	$1,254	13%
Depreciation and amortization	1,771	2,071	$(300)	(14)%
In-process research and development	—	11,184	$(11,184)	N/M
Total research and development expenses	$116,255	$125,795	$(9,540)	(8)%
N/M - Percentage not meaningful
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
Our research and development expenses are subject to numerous uncertainties, primarily related to the timing and cost needed to complete our respective projects. In our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development costs to decrease in the near term, primarily due to capital preservation measures which includes deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities, offset by continued product development related to OPUL™ not subjected to software capitalization, and certain shared development costs with Teoxane related to future dermal filler innovations and indications.
When we conduct additional clinical trials, we expect our research and development expenses to fluctuate as projects transition from one development phase to the next. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs, and pre-approval manufacturing of drug products used in preparation for our regulatory activities and anticipated commercial launch with respect to DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and research and development activities for DaxibotulinumtoxinA for Injection. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our products to support quality control and assurance activities. For the year ended December 31, 2021 and 2020, manufacturing and quality expenses were 41%, and 29% respectively, of the total research and development expenses for the respective periods.
For the year ended December 31, 2021, manufacturing and quality expenses increased compared to the same period in 2020, primarily due to expenses related to pre-commercial manufacturing and quality activities, including hiring additional personnel in anticipation and support of FDA inspections and the approval process of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. We expect that our manufacturing and quality expenses will remain at least at the current level until the potential approval of DaxibotulinumtoxinA for Injection. Certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs if approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is obtained.
Clinical and regulatory
Clinical and regulatory expenses include costs related to personnel, external clinical sites for clinical trials, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the clinical development of DaxibotulinumtoxinA for Injection. For the year ended December 31, 2021 and 2020, clinical and regulatory costs were 23%, and 41%, respectively, of the total research and development expenses for the respective periods.
For the year ended December 31, 2021, clinical and regulatory expenses decreased compared to the same period in 2020, primarily due to the completion of multiple clinical trials in 2020, offset by ongoing support of the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. We expect clinical and regulatory expenses to decrease in the near term primarily due to capital preservation measures which includes deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities.

Stock-based compensation
For the year ended December 31, 2021, stock-based compensation included in research and development expenses increased compared to the same period in 2020, primarily due to more stock award grants related to increased employee headcount in research and development related functions.
Platform and software development
Platform and software development include expenses associated with research and development activities in the Service Segment, which primarily represent the costs of developing new functionality or features of OPUL™ that are not subject to capitalization. For the year ended December 31, 2021 and 2020, platform and software development expenses were 11% and 2%, respectively, of the total research and development expenses.
For the year ended December 31, 2021, platform and software development expenses increased compared to the same period in 2020, primarily related to the timing of the HintMD Acquisition. We did not begin to incur platform and software development expenses until after the HintMD Acquisition in July 2020.
Other research and development expenses
Other research and development expenses include expenses for personnel, CROs, consultants, and supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar. For the year ended December 31, 2021 and 2020, other research and development expenses were 10% and 8%, respectively, of the total research and development expenses for the respective periods.
For the year ended December 31, 2021, other research and development expenses increased compared to the same period in 2020, primarily due to additional activities related to the onabotulinumtoxinA biosimilar program.
In-process research and development
In connection with the Teoxane Agreement entered into in January 2020, $11.2 million of the aggregate purchase consideration was recognized as in-process research and development expense in the first quarter of 2020, which was allocated to RHA® Pipeline Products. This was a one-time non-recurring charge.
Amortization
For the year ended December 31, 2021, amortization increased compared to the same period in 2020, primarily due to the amortization of distribution rights from the Teoxane Agreement beginning in the second quarter of 2020, and the amortization of developed technology resulting from the HintMD Acquisition beginning in the third quarter of 2020. Additionally, in the second quarter of 2021, the in-process research and development assets as well as the platform software were placed in service. As a result, we started to record amortization expense related to these assets.

Net Non-Operating Income and Expense

	Year Ended December 31,		2021 vs. 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Interest income	$337	$4,322	$(3,985)	(92%)
Interest expense	(6,273)	(15,148)	$8,875	(59)%
Changes in fair value of derivative liability	61	(129)	$190	(147)%
Other expense, net	(759)	(592)	$(167)	28%
Total net non-operating expense	$(6,634)	$(11,547)	$4,913	(43)%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense primarily includes cash and non-cash components from the 2027 Notes. The cash component of the interest expense represents the contractual interest charges. In 2020, the non-cash component of the interest expense represented the amortization of debt discount and issuance costs for our 2027 Notes. In 2021, we adopted ASU 2020-06, which eliminated the recognition and amortization of debt discount as a non-cash interest expense component for our 2027 Notes. For the year ended December 31, 2021, interest expense decreased compared to the same period in 2020, primarily due to the aforementioned adoption of ASU 2020-06 in 2021.
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

Income Taxes
For the years ended December 31, 2021, 2020 and 2019, we have only generated domestic pretax losses.

For the year ended December 31, 2020, we have a net tax benefit of $2.6 million, which consisted of a tax benefit of $2.7 million offset by a tax provision of $0.1 million. The tax benefit of $2.7 million was due to a change in our valuation allowance related to the post-combination effect from the net deferred tax liability assumed from the HintMD Acquisition, and the tax provision of $0.1 million was related to foreign withholding taxes. There was no provision or benefit from income taxes for the year ended December 31, 2021.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	December 31,		Decrease
(in thousands)	2021	2020
Cash, cash equivalents, and short-term investments	$225,071	$436,505	$(211,434)
Working capital	$178,828	$389,039	$(210,211)
Stockholders’ equity	$68,471	$374,290	$(305,819)

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
As of December 31, 2021 and December 31, 2020, we had cash, cash equivalents and short-term investments of $225.1 million and $436.5 million, respectively, which represented a decrease of $211.4 million. The decrease was primarily due to cash and restricted cash used in operating activities of $223.1 million, finance lease prepayments of $7.7 million, net settlement of restricted stock awards for employee taxes of $8.2 million, purchase of property and equipment of $10.4 million, and payments of offering costs of $0.3 million. These decreases were primarily offset by the issuance of shares of our common stock in connection with the at-the-market offering program, net of commissions, of $21.7 million, and the proceeds from the exercise of stock options and the purchase of shares of our common stock under the 2014 ESPP of $16.7 million.
We derived the following summary of our consolidated statement of cash flows for the periods indicated from our audited consolidated financial statements included elsewhere in this Report:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(221,538)	$(178,502)
Investing activities	$(29,665)	$12,131
Financing activities	$29,869	$331,484

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
For the year ended December 31, 2021, net cash used in operating activities was $221.5 million, which was primarily due to personnel and compensation costs of approximately $122.3 million; professional services and consulting fees of approximately $89.9 million; rent, supplies and utilities expenses of approximately $56.2 million; clinical trials expenses of approximately $9.6 million; legal and other administrative expense of approximately $13.0 million; and the 2027 Notes interest paid of $5.0 million, offset by approximately $74.5 million from product and service revenue.

For the year ended December 31, 2020, net cash used in operating activities was $178.5 million, which was primarily due to personnel and compensation costs of approximately $72.6 million; professional services and consulting fees of approximately $70.8 million; clinical trials expenses of approximately $37.4 million; rent, supplies and utilities expenses of approximately $28 million; legal and other administrative expense of approximately $9.7 million, and the 2027 Notes interest paid of $2.5 million; offset by a $30.0 million payment received from Viatris in connection with the Viatris Collaboration, $11.5 million from product and service revenue, and a $0.9 million milestone payment received from Fosun pursuant to the Fosun License Agreement.
Cash Flows from Investing Activities
For the years ended December 31, 2021 and 2020, net cash used in investing activities was primarily due to fluctuations in the timing of purchases, sale and maturities of investments, purchases of property and equipment, prepayments for a finance lease, and in 2020, the purchase of intangible assets as well as the net cash paid in connection with the HintMD Acquisition.
Cash Flows from Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was driven by the at-the-market offering program, net of commissions, and proceeds from the exercise of stock options and employee stock purchase plan. The inflows were offset by the net settlement of restricted stock awards for employee taxes and payments of offering costs.
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
ATM Programs
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
In November 2020, we terminated the 2018 ATM Agreement and entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125.0 million. We are not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. The 2020 ATM Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares. For the year ended December

31, 2020, we sold 2,585,628 shares of common stock under the 2020 ATM Agreement at a weighted average price of $27.18 per share resulting in net proceeds of $68.2 million after sales agent commissions and offering costs. For the year ended December 31, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share, resulting in net proceeds of $21.6 million after sales agent commissions and offering costs. As of December 31, 2021, we had $32.6 million available under the 2020 ATM Agreement.
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
Follow-On Public Offerings
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
Common Stock and Common Stock Equivalents
As of February 17, 2022, outstanding shares of common stock were 71.5 million, outstanding stock options were 4.7 million, unvested restricted stock awards and performance stock awards were 3.2 million, and the number of underlying shares from the 2027 Notes at the initial conversion price is 8.9 million.
Operating and Capital Expenditure Requirements - Going Concern
Since inception, we have devoted substantial efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the onabotulinumtoxinA biosimilar, development of the Fintech Platform and the commercial launch of our products and services. As a result, we have incurred losses and negative cash flows from operations. We have not generated substantial revenue to date, and will continue to incur significant research and development, sales and marketing, and other expenses related to our ongoing operations. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition. Further, to grow the Fintech Platform business, we must develop features, products and services that reflect the needs of customers and the changing nature of payments processing software and continually modify and enhance the Fintech Platform to keep pace with changes in updated hardware, software, communications and database technologies and standards. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of our product candidates. In addition, other unanticipated costs may arise from disruptions associated with the COVID-19 pandemic.
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
On October 15, 2021, the FDA issued a CRL regarding our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA indicated it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. As a result, the potential commercial launch of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines has been delayed. The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern. Our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report.
In order to mitigate the substantial doubt to continue as a going concern, we will be required to raise additional capital to fund our operations. We will seek additional capital through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan.

If we raise additional capital through marketing and distribution arrangements, royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
If the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is approved, following approval, we expect to increase operating expenditures with respect to: activities required to support the preparation for and commercialization for DaxibotulinumtoxinA for Injection; internal and external manufacturing capabilities; the development and continued commercialization of OPUL™; the completion of clinical trials and associated programs relating to DaxibotulinumtoxinA for Injection for various indications, an onabotulinumtoxinA biosimilar and our investment in future innovations in the RHA® Pipeline Products; and the procurement of regulatory approval for DaxibotulinumtoxinA for Injection for various indications and an onabotulinumtoxinA biosimilar.

See “Part 1. Item 1A. Risk Factors—We will require substantial additional financing to continue to operate our business and achieve our goals” for additional information."

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
The estimated fair value is determined using an income approach. The income approach is based on discounted future cash flows and requires the use of significant assumptions, including estimates regarding revenue growth rates and discount rate. As a result of the assessment performed during this annual period, we noted that the estimated fair value of the Service reporting unit was determined to be in excess of the carrying value and as such, there were no impairment charges for the year ended December 31, 2021.
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

Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. We will not be able to meet these obligations with our existing cash balances and cash generated from sales of our products and services unless we are able to raise additional capital to fund our operations to mitigate our ability to continue as a going concern. For a discussion of these objectives, see “—Liquidity and Capital Resources.”
Lease Obligations
As of December 31, 2021, we had commenced operating lease obligations totaling $60.9 million over 12 years, of which $8.4 million was attributed to short-term obligations, and the remainder was attributed to long-term obligations.

Under the ABPS Amendment, as of December 31, 2021, we are subject to short-term minimum purchase obligations of up to $30 million for 2022, and long-term minimum purchase obligations of up to $60 million in the aggregate until 2024. Each party has the right to terminate the ABPS Amendment, without cause, with an 18-month written notice to the other party.
Pursuant to the LSNE Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Agreement. Based on our best estimate as of December 31, 2021, our total short-term commitment under the LSNE Agreement will be $20 million for 2022, and our total long-term commitment will be $220 million in the aggregate until 2030.
For details of the leases not yet commenced as of December 31, 2021, refer to Part IV, Item 15. — “Notes to Consolidated Financial Statements—Note 9—Leases.”
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
As of December 31, 2021, our total obligation for the principal and interest of the 2027 Notes was $310.3 million over 6 years, of which $2.0 million consisted of short-term obligations and the remainder consisted of long term obligations. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements—Note 10—Convertible Senior Notes” for details of the convertible senior notes.
Purchase Commitments
Under the Teoxane Agreement, we are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions, such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 15—Commitments and Contingencies” for detail” for details of the Teoxane Agreement.
Contingencies
We have the following milestone or royalty payments, which may become payable to third parties under agreements, as the timing and likelihood of such payments are not known.
•We have one future milestone payment of $4.0 million upon the achievement of regulatory approval for DaxibotulinumtoxinA for Injection. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 13—Fair Value Measurement” for details.
•We are obligated to pay a $2.0 million milestone payment to List Laboratories, which is a developer of botulinum toxin, when a certain regulatory milestone is achieved. We are also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 15—Commitments and Contingencies” for details.

•Under the BTRX Purchase Agreement, we are obligated to pay up to $16.0 million to BTRX upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 15—Commitments and Contingencies” for details of the BTRX Purchase Agreement.

Recent Accounting Pronouncements
Please refer to Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 2—Summary of Significant Accounting Policies” in this Report.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. We had cash, cash equivalents, and short-term investments of $225.1 million and $436.5 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, our cash, cash equivalents, and short-term investments were held in deposit, money market funds, commercial paper, and corporate bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A hypothetical 10% movement in interest rates would not be expected to have a material impact on our consolidated financial statements. We mitigate market risk for changes in interest rates by holding our short-term investments in commercial paper to maturity.
Foreign Exchange
Our operations are primarily conducted in the U.S. using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2021, and 2020, are included in other expense in the consolidated statement of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements are set forth beginning on page F-3 in this Report and are incorporated herein by reference.

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
Our management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021, the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this Report.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on pages F2-F4 in Part IV, Item 15 in this Report.

Changes in Internal Control Over Financial Reporting
For the three months ended December 31, 2021, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference are “Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Board Matters – Information Regarding Committees of the Board” and “Board Matters – Audit Committee” to be included in our proxy statement for the 2022 Annual Meeting of the Stockholders (“2022 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

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

ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference are “Executive Compensation,” “Non-Employee Director Compensation,” and “Executive Compensation – Report of the Compensation Committee of the Board” to be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference are “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference are “Transactions with Related Persons” and “Board Matters – Independence of the Board,” to be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” to be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements. The financial statements required by this item are set forth beginning at F-1 in this Report and are incorporated herein by reference.
(2)Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)Exhibits: See Item 15(b) below.
(b)Exhibits. The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated May 18, 2020, by and among Revance Therapeutics, Inc., Heart Merger Sub, Inc., Hint, Inc. and Fortis Advisors LLC, as the Securityholders’ Representative (included as Annex A to the prospectus/information statement)	S-4	333-239059	2.1	June 10, 2020	—
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 22, 2021	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
4.4	Description of Registrant’s Securities	—	—	—	—	X
10.1*	Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.3	December 31, 2013	—
10.2*	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.4	December 31, 2013	—
10.3*	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4*	Form of Restricted Stock Unit Award Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-K	001-36297	10.6	March 4, 2016	—
10.5*	Form of Stock Option Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-Q	001-36297	10.3	November 10, 2015	—
10.6*	Form of Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-K	001-36297	10.6	February 25, 2021	—
10.7*	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014	—
10.8*	Form of Indemnity Agreement by and between Revance Therapeutics, Inc. and each of its officers and directors	S-1/A	333-193154	10.8	January 27, 2014	—
10.9*	Revance Therapeutics, Inc. Amended and Restated 2014 Inducement Plan	10-Q	001-36297	10.2	November 9, 2020	—
10.10*	Form of Stock Option Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-Q	001-36297	10.5	November 10, 2015	—
10.11*	Form of Restricted Stock Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-K	001-36297	10.11	February 25, 2021	—
10.12*	Hint, Inc. 2017 Equity Incentive Plan	S-8	333-240061	99.2	July 24, 2020	—
10.13	Lease Agreement dated March 31, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.9	December 31, 2013	—
10.14	First Amendment to Office Lease dated April 7, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.10	December 31, 2013	—
10.15	Second Amendment to Office Lease and Lease dated May 17, 2010 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.11	December 31, 2013	—
10.16	Third Amendment to Lease, dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014	—
10.17	Fourth Amendment to Lease, dated May 10, 2018, by and between Revance Therapeutics, Inc. and BMR-Pacific Research Center LP.	8-K	001-36297	10.1	May 11, 2018	—
10.18	Fifth Amendment to Lease, dated July 1, 2020, by and between Revance Therapeutics, Inc. and BMR-Pacific Research Center LP.	10-Q	001-36297	10.1	August 6, 2020	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Office Lease, dated November 19, 2020, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	8-K	001-36297	10.1	November 20, 2020	—
10.20	Amendment to Lease, effective as of January 4, 2021, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	10-K	001-36297	10.20	February 25, 2021	—
10.21+++	Second Amendment to Lease, dated July 1, 2021 by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	10-Q	001-36297	10.1	November 9, 2021	—
10.22+	License and Service Agreement dated February 8, 2007 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.15	December 31, 2013	—
10.23+	First Addendum to the License and Service Agreement dated April 21, 2009 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.16	December 31, 2013	—
10.24+	Second Addendum to License and Service Agreement, dated March 2, 2021 between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	10-Q	001-36297	10.2	May 10, 2021	—
10.25+	Development and Supply Agreement dated December 11, 2009 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.18	December 31, 2013	—
10.26+	First Amendment to Development and Supply Agreement dated May 29, 2013 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc	S-1	333-193154	10.20	December 31, 2013	—
10.27+	Second Amendment to Development and Supply Agreement dated August 31, 2015 between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	10-Q	001-36297	10.1	November 10, 2015	—
10.28*	Revance Therapeutics, Inc. Executive Severance Benefit Plan, Amended and Restated effective October 13, 2019	10-Q	001-36297	10.3	November 4, 2019	—
10.29*	Revance Therapeutics, Inc. 2022 Management Bonus Plan	—	—	—	—	X
10.30*	Executive Employment Agreement dated December 14, 2015 by and between Revance Therapeutics, Inc. and Abhay Joshi	10-K	001-36297	10.34	March 4, 2016	—
10.31*	Executive Employment Agreement dated November 5, 2018 by and between Revance Therapeutics, Inc. and Tobin Schilke	10-K	001-36291	10.37	February 28, 2019	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.32+++#	Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated March 14, 2017 between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	—	—	—	—	X
10.33++	Amendment No. 1 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated December 18, 2020 between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	10-K	001-36297	10.31	February 25, 2021	—
10.34+	Collaboration and License Agreement, dated February 28, 2018, by and between Revance Therapeutics, Inc. and Mylan Ireland Ltd	10-Q	001-36297	10.1	May 9, 2018	—
10.35++	Amendment #1 to the Collaboration and License Agreement dated August 22, 2019 between Revance Therapeutics, Inc. and Mylan Ireland Ltd.	10-Q	001-36297	10.1	November 4, 2019	—
10.36+	License Agreement, dated December 4, 2018, by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	10-K	001-36291	10.42	February 28, 2019	—
10.37	Letter Amendment to the License Agreement dated January 8, 2020 by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	10-K	001-36291	10.35	February 25, 2021	—
10.38*	Executive Employment Agreement effective October 13, 2019 by and between Revance Therapeutics, Inc. and Mark J. Foley	10-Q	001-36297	10.4	November 4, 2019	—
10.39*	Executive Employment Agreement effective December 1, 2019 and between Revance Therapeutics, Inc. and Dustin Sjuts	10-K	001-36297	10.4	February 26, 2020	—
10.40*	Executive Employment Agreement dated February 17, 2020 by and between Revance Therapeutics, Inc. and Dwight Moxie	10-K	001-36297	10.42	February 26, 2020	—
10.41++	Exclusive Distribution Agreement, dated January 10, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-K	001-36297	10.43	February 26, 2020	—
10.42++	First Amendment to Exclusive Distribution Agreement, effective as of September 1, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-Q	001-36297	10.5	November 9, 2020	—
10.43*	Executive Employment Agreement effective July 23, 2020 by and between Revance Therapeutics, Inc. and Aubrey Rankin	10-Q	001-36297	10.1	November 9, 2020	—
10.44*	Separation Agreement dated October 7, 2021 by and between Revance Therapeutics, Inc. and Aubrey Rankin	—	—	—	—	X
10.45*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36297	10.1	May 10, 2021	—
10.46+++	Commercial Supply Agreement, effective as of April 6, 2021, by and between Revance Therapeutics, Inc. and Lyophilization Services of New England, Inc.	10-Q	001-36297	10.1	August 5, 2021	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of Subsidiaries of the Registrant	—	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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
+++ Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the registrant treats as private or confidential.
# Confidential treatment was previously granted for portions of this exhibit which was originally filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2017.
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
None.

REVANCE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Revance Therapeutics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Revance Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020. and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2021.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Goodwill Impairment Assessment – Service Reporting Unit
As described in Note 2 to the consolidated financial statements, the Company’s goodwill balance was $147 million as of December 31, 2021. All goodwill was assigned by management to the Service reporting unit. Management conducts an impairment test in the fourth quarter of each calendar year, or more frequently if events or circumstances indicate that the carrying value of goodwill might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value. The estimated fair value of the reporting unit is determined by management using an income approach. The income approach is based on a discounted cash flow model and requires the use of significant assumptions, including estimates regarding revenue growth rates and the discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Service reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Service reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the Service reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and the discount rate. Evaluating management’s assumption related to the revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Service reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2022
We have served as the Company’s auditor since 2005.

REVANCE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,623	$333,558
Short-term investments	114,448	102,947
Accounts receivable, net	3,348	1,829
Inventories	10,154	5,876
Prepaid expenses and other current assets	7,544	5,793
Total current assets	246,117	450,003
Property and equipment, net	24,661	17,499
Goodwill	146,964	146,964
Intangible assets, net	55,334	71,343
Operating lease right of use assets	44,340	29,632
Restricted cash	5,046	3,445
Other non-current assets	8,701	1,334
TOTAL ASSETS	$531,163	$720,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,603	$12,657
Accruals and other current liabilities	39,558	32,938
Deferred revenue, current	9,362	7,851
Operating lease liabilities, current	4,746	4,437
Derivative liability	3,020	3,081
Total current liabilities	67,289	60,964
Convertible senior notes	280,635	180,526
Deferred revenue, non-current	74,152	77,294
Operating lease liabilities, non-current	39,131	27,146
Other non-current liabilities	1,485	—
TOTAL LIABILITIES	462,692	345,930
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, par value $0.001 per share — 190,000,000 and 95,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 71,584,057 and 69,178,666 shares issued and outstanding as of December 31, 2021 and 2020, respectively	72	69
Additional paid-in capital	1,466,369	1,500,514
Accumulated other comprehensive loss	(18)	—
Accumulated deficit	(1,397,952)	(1,126,293)
TOTAL STOCKHOLDERS’ EQUITY	68,471	374,290
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$531,163	$720,220
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product revenue	$70,820	$12,877	$—
Collaboration revenue	5,655	2,031	413
Service revenue	1,323	417	—
Total Revenue	77,798	15,325	413
Operating expenses:
Cost of product revenue (exclusive of amortization)	23,125	4,758	—
Cost of service revenue (exclusive of amortization)	285	11	—
Selling, general and administrative	198,821	151,846	62,011
Research and development	116,255	125,795	102,861
Amortization	13,988	6,077	—
Total operating expenses	352,474	288,487	164,872
Loss from operations	(274,676)	(273,162)	(164,459)
Interest income	337	4,322	5,532
Interest expense	(6,273)	(15,148)	—
Changes in fair value of derivative liability	61	(129)	(199)
Other expense, net	(759)	(592)	(303)
Loss before income taxes	(281,310)	(284,709)	(159,429)
Income tax benefit	—	2,620	—
Net loss	(281,310)	(282,089)	(159,429)
Unrealized gain (loss)	(18)	(3)	11
Comprehensive loss	$(281,328)	$(282,092)	$(159,418)
Basic and diluted net loss	$(281,310)	$(282,089)	$(159,429)
Basic and diluted net loss per share	$(4.17)	$(4.86)	$(3.67)
Basic and diluted weighted-average number of shares used in computing net loss per share	67,507,818	58,009,162	43,460,804
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

			Additional Paid-In Capital	Other Accumulated Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance — December 31, 2018	36,975,203	$37	$830,368	$(8)	$(684,775)	$145,622
Issuance of common stock in connection with offerings, net of issuance costs of $770	13,264,705	13	211,187	—	—	211,200
Issuance of restricted stock awards, net of cancellations	1,447,544	1	(1)	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $265	687,189	1	10,604	—	—	10,605
Issuance of common stock relating to employee stock purchase plan	74,935	—	818	—	—	818
Issuance of common stock upon exercise of stock options	10,135	—	119	—	—	119
Shares withheld related to net settlement of restricted stock awards	(84,976)	—	(1,378)	—	—	(1,378)
Stock-based compensation expense	—	—	17,922	—	—	17,922
Unrealized gain	—	—	—	11	—	11
Net loss	—	—	—	—	(159,429)	(159,429)
Balance — December 31, 2019	52,374,735	52	1,069,639	3	(844,204)	225,490
Issuance of common stock in connection with the HintMD Acquisition	7,756,765	8	188,082	—	—	188,090
Issuance of restricted stock awards and performance stock awards, net of cancellations	2,602,890	2	(2)	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $211	2,585,628	2	68,154	—	—	68,156
Issuance of common stock in connection with the Teoxane Agreement	2,500,000	3	43,397	—	—	43,400
Issuance of common stock in connection with offerings, net of issuance costs of $44	975,000	1	15,536	—	—	15,537
Issuance of common stock upon exercise of stock options and warrants	635,966	1	5,247	—	—	5,248
Issuance of common stock relating to employee stock purchase plan	94,205	—	1,644	—	—	1,644
Equity component of convertible senior notes, net of transaction costs	—	—	108,510	—	—	108,510
Shares withheld related to net settlement of restricted stock awards	(346,523)	—	(8,441)	—	—	(8,441)
Capped call transactions related to the issuance of convertible senior notes	—	—	(28,865)	—	—	(28,865)
Stock-based compensation	—	—	37,613	—	—	37,613
Unrealized loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(282,089)	(282,089)
Balance — December 31, 2020	69,178,666	69	1,500,514	—	(1,126,293)	374,290

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity— (Continued)
(In thousands, except share amounts)

			Additional Paid-In Capital	Other Accumulated Comprehensive Loss	Accumulated Income (Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Cumulative-effect adjustment from adoption of ASU 2020-06	—	$—	$(108,509)	$—	$9,651	$(98,858)
Issuance of common stock upon exercise of stock options	965,462	1	12,922	—	—	12,923
Issuance of restricted stock awards and performance stock awards, net of cancellations	781,720	1	(1)	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs	761,526	1	21,553	—	—	21,554
Issuance of common stock relating to employee stock purchase plan	204,004	—	3,765	—	—	3,765
Shares withheld related to net settlement of restricted stock awards	(307,321)	—	(8,185)	—	—	(8,185)
Stock-based compensation	—	—	44,310	—	—	44,310
Unrealized loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(281,310)	(281,310)
Balance — December 31, 2021	71,584,057	$72	$1,466,369	$(18)	$(1,397,952)	$68,471

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(281,310)	$(282,089)	$(159,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	43,434	36,453	17,922
Depreciation and amortization	19,853	10,250	2,909
Amortization of debt discount and issuance costs	1,250	10,726	—
Amortization of premium (discount) on investments	89	(1,423)	(2,637)
Other non-cash operating activities	(80)	(855)	802
Non-cash in-process research and development	—	11,184	—
Income tax benefit	—	(2,720)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,519)	(1,736)	27,000
Inventories	(4,278)	(5,876)	—
Prepaid expenses and other current assets	(1,751)	912	(1,377)
Operating lease right of use assets	(14,708)	(3,101)	(1,868)
Other non-current assets	333	335	1,578
Accounts payable	(1,824)	4,425	(360)
Accruals and other liabilities	6,825	13,484	3,565
Deferred revenue	(1,631)	29,286	4,587
Operating lease liabilities	12,294	2,243	1,147
Other non-current liabilities	1,485	—	—
Net cash used in operating activities	(221,538)	(178,502)	(106,161)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(183,590)	(259,304)	(331,362)
Purchases of property and equipment	(10,375)	(4,098)	(3,230)
Finance lease prepayments	(7,700)	—	—
Proceeds from maturities of investments	172,000	259,500	317,000
Proceeds from sale of investments	—	16,969	—
Cash paid for HintMD Acquisition, net	—	(818)	—
Purchase of intangible assets	—	(118)	—
Net cash provided by (used in) investing activities	(29,665)	12,131	(17,592)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	21,706	68,367	10,870
Proceeds from the exercise of stock options, common stock warrants and employee stock purchase plan	16,688	6,892	937
Taxes paid related to net settlement of restricted stock awards	(8,185)	(8,441)	(1,378)
Payment of offering costs	(340)	(360)	(742)
Proceeds from issuance of convertible senior notes	—	287,500	—
Proceeds from issuance of common stock in connection with offerings, net of commissions and discount	—	15,581	211,970
Payment of capped call transactions	—	(28,865)	—
Payment of convertible senior notes transaction costs	—	(9,190)	—
Net cash provided by financing activities	29,869	331,484	221,657
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(221,334)	165,113	97,904
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	337,003	171,890	73,986
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$115,669	$337,003	$171,890
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,031	$2,530	$—
Cash paid for income taxes	$—	$100	$3,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Internally developed software capitalized from stock-based compensation	$876	$1,160	$—
Property and equipment purchases included in accounts payable and accruals	$660	$904	$619
Issuance of common stock and awards assumed in connection with the HintMD Acquisition	$—	$188,090	$—
Issuance of common stock in connection with the Teoxane Agreement	$—	$43,400	$—

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. The Company
Revance is a commercial stage biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation, long-acting, neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed Phase 3 programs for DaxibotulinumtoxinA for Injection across two different treatment categories, aesthetics and therapeutics. In the aesthetics category, we completed our Phase 3 program for the treatment of moderate to severe glabellar (frown) lines and are pursuing United States (“U.S.”) regulatory approval. In the therapeutics category, we completed our Phase 3 program for the treatment of cervical dystonia in November 2021 and plan to pursue U.S. regulatory approval following the FDA approval of DaxibotulinumtoxinA for Injection for glabellar lines. We are also evaluating additional aesthetic and therapeutic indications for DaxibotulinumtoxinA for Injection including the full upper face, which includes glabellar lines, forehead lines and crow’s feet, and adult upper limb spasticity. To complement DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to the RHA® Collection of dermal fillers, the first and only range of FDA approved fillers for correction of dynamic facial wrinkles and folds, and OPUL™. We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace.
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
Liquidity and Going Concern
For the year ended December 31, 2021, we had a net loss of $281.3 million. As of December 31, 2021, we had a working capital surplus of $178.8 million and an accumulated deficit of $1.4 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers. As of December 31, 2021, we had capital resources of $225.1 million consisting of cash, cash equivalents, and short-term investments.
On October 15, 2021, the FDA issued a Complete Response Letter (“CRL”) regarding our BLA for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. The FDA indicated it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. As a result, the potential commercial launch of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines has been delayed. The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern. Our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report.
In order to mitigate the substantial doubt to continue as a going concern, we will be required to raise additional capital to fund our operations. We will seek additional capital through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan.

If we raise additional capital through marketing and distribution arrangements, royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
The consolidated financial statements have been prepared on a going-concern basis. The consolidated financial statements do not include any adjustments relating to any of the foregoing uncertainties.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions have been eliminated.
Use of Estimates & Risks and Uncertainties
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, the fair value of assets and liabilities assumed in business combinations, the incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, the period of benefit associated with deferred costs, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, accruals for clinical trial costs, valuation and assumptions underlying stock-based compensation and other equity instruments, the fair value of derivative liability, and income taxes.
The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, the regulatory approval process for our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. The COVID-19 pandemic has caused delays in the regulatory approval process for DaxibotulinumtoxinA for Injection. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA reiterated that an inspection of our manufacturing facility was required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Although the inspection has been completed, in October 2021, we received a CRL due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. Resubmission of the BLA requires the remediation of the deficiencies identified by the FDA during the inspection, and a reinspection is required. We cannot be certain of the impact of the COVID-19 pandemic on the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including the timing of the FDA's reinspection of the manufacturing facility, or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
Restricted Cash
As of December 31, 2020, a deposit totaling $3.4 million was restricted from withdrawal. We had a deposit balance of $0.5 million that was related to securing our facility lease and remained until the end of the lease. The remaining $2.9 million deposit balance was related to letters of credit. As of December 31, 2021, a deposit totaling $5.0 million was restricted from withdrawal. We had a deposit balance of $0.7 million that related to securing our facility leases and will remain until the end of the leases. The remaining $4.3 million deposit balance was related to letters of credit. These balances were included in restricted cash on the accompanying consolidated balance sheets and within the cash, cash equivalents, and restricted cash balance on the consolidated statement of cash flows.
Investments
Investments generally consist of securities with original maturities greater than three months and remaining maturities of less than one year. We do not have long-term investments with remaining maturities greater than one year. We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. All of our investments are classified as available-for-sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss and accumulated as a separate component of stockholders’ equity on the consolidated balance sheets. Interest income includes interest, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of investments, if any. The cost of securities sold is based on the specific-identification method. We monitor our investment portfolio for potential impairment on a quarterly basis. If the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the carrying amount of the security is reduced to fair value and a loss is recognized in operating results for the amount of such decline. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the cause of the decline in value, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and our intent and ability to hold the security to maturity or forecast recovery. We mitigate our credit risk by investing in money market funds, commercial paper and corporate bonds which limit the amount of investment exposure as to credit quality and maturity.
Inventories
Inventories consist of finished goods held for sale to customers. Cost is determined using the first-in-first-out (FIFO) method. Inventory valuation reserves are established based on a number of factors including, but not limited to, product

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No inventory valuation reserves have been recorded for any periods presented.
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
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Computer equipment, lab equipment and furniture, fixtures and vehicles, and manufacturing equipment is depreciated generally over 3, 5, and 7 years, respectively. Leasehold improvements are depreciated over the lesser of 15 years or the term of the lease. The cost of maintenance and repairs is expensed as incurred.
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
For real estate leases, we did not elect the practical expedient to combine lease and non-lease components; therefore, we account for lease and non-lease components separately. For equipment leases, lease and non-lease components were accounted for as a single lease component. For new leases after January 1, 2019, we will make accounting policy elections by class of underlying asset on separating or not separating lease and non-lease components. We do not recognize right-of-use assets or lease liabilities for those leases that qualify as a short-term lease.
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
Goodwill
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. All of the goodwill acquired was assigned to the Service reporting unit. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value, without consideration of any recoverability. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The estimated fair value is determined using an income approach. The income approach is based on discounted future cash flows and requires the use of significant assumptions, including estimates regarding revenue growth rates and discount rate. As a result of the assessment performed during this annual period, we noted that the estimated fair value of the Service reporting unit was determined to be in excess of the carrying value and as such, there were no impairment charges for the year ended December 31, 2021.
Intangible Assets, net
Intangible assets consist of distribution rights acquired from the filler distribution agreement with Teoxane, SA and intangible assets acquired from the HintMD Acquisition. Finite-lived intangible assets are carried at cost, less accumulated amortization on the consolidated balance sheets, and are amortized on a ratable basis over their estimated useful life.
Clinical Trial Accruals
Clinical trial costs are charged to research and development expense as incurred. We accrue for expenses resulting from contracts with clinical research organizations (“CROs”), consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid expense, which will be expensed as services are rendered.
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
Revenue
Revenue is measured according to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations and assess whether the promised good or service, or a bundle of goods and services is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
We currently generate product revenue substantially from the sale of the RHA® Collection of dermal fillers (defined in Note 15), service revenue from payment processing and subscriptions to the platform, and collaboration revenue from an onabotulinumtoxinA biosimilar program with Viatris.
Product Revenue
Our product revenue is recognized from the sale of the RHA® Collection of dermal fillers to our customers. We sell the RHA® Collection of dermal fillers to our customers through our third-party distributor and maintain control throughout the sales transactions as the principal. We recognize revenue from product sales when control of the product transfers, generally upon delivery, to the customers in an amount that reflects the consideration we received or expect to receive in exchange for those goods as specified in the customer contract. We accept product returns under limited circumstances which generally include damages in transit or ineffective product. Service fees paid to the distributor associated with product logistics are accounted for as fulfillment costs and are included in cost of product revenue in the accompanying statements of operations and comprehensive loss.
Service Revenue
We generate service revenue from charging certain customers subscription-based and payment processing fees through the Fintech Platform. Generally, our contracts with customers are considered to be auto-renewed monthly unless cancelled and to have a term of one month.
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
We currently work with third-party partners to provide payment processing services. Payment processing services are charged on a rate per transaction basis (usage-based fees), with no minimum usage commitments. As we are the accounting agent for arrangement under the HintMD platform, we recognize revenue generated from these transactions on a net basis. Conversely, we are the payment facilitator (“PayFac”) for the arrangements under the OPUL platform and are considered as the accounting principal, and the associated service revenue generated from the same transactions are recognized on a gross basis.
Costs to Obtain Contracts with Customers
Certain costs to obtain a contract with a customer should be capitalized, to the extent recoverable from the associated contract margin, and subsequently amortized as the products or services are delivered to the customer inclusive of expected renewals. We expect such costs to generally include sales commissions and related fringe benefits. For similar contracts with which the expected delivery period is one year or less, we apply the practical expedient to expense such costs as incurred in the consolidated statements of operations and comprehensive loss. Otherwise, such costs are capitalized on the consolidated balance sheets, and are amortized over the expected period of benefit to the customer. The determined period of benefit for payment processing and subscription services is subject to re-evaluation periodically.
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
We assess the nature of the respective performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue. We evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
We measure deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when we cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that its net deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance against the net deferred tax assets as of December 31, 2021 and 2020. We intend to maintain such a valuation allowance until sufficient evidence exists to support its reversal.
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
Net Loss per Share
Our basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, which includes the vested restricted stock awards. The diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, underlying shares of convertible senior notes at the initial conversion price, outstanding stock options, outstanding common stock warrants, unvested restricted stock awards and performance stock awards, and outstanding common stock warrants are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	December 31,
	2021	2020	2019
Convertible senior notes	8,878,938	8,878,938	—
Outstanding common stock options	4,808,286	5,716,744	4,734,616
Unvested restricted stock awards and performance stock awards	3,410,636	3,546,303	1,808,518
Outstanding common stock warrants	—	—	34,113

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 simplifies the accounting for convertible debt instruments by removing certain requirements to separately account for conversion options embedded in debt instruments that are not required to be accounted for as derivative instruments. ASU 2020-06 also updates and improves the consistency of earnings per share calculations for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method, and the adoption did not have any impact on our consolidated balance sheets as of December 31, 2020. As a result of the adoption, on January 1, 2021, we made certain adjustments to our consolidated balance sheets which consisted of an increase of $98.9 million in Convertible Senior Notes (the 2027 Notes as defined in Note 10), a decrease of $108.5 million in Additional Paid-in Capital and a decrease of $9.7 million in Accumulated Deficit. Additionally, from January 1, 2021, we will no longer incur non-cash interest expense for the amortization of debt discount after adoption, therefore the interest expense for the 2027 Notes, which is included in the “interest expense” on the consolidated statements of operations and comprehensive loss, was lower compared to fiscal year 2020.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
3. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 16). The following tables present our revenues disaggregated by timing of transfer of goods or services:

	Year Ended December 31, 2021				Year Ended December 31, 2020
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$70,820	$—	$567	$71,387	$12,877	$—	$126	$13,003
Transferred over time	—	5,655	756	6,411	—	2,031	291	2,322
Total	$70,820	$5,655	$1,323	$77,798	$12,877	$2,031	$417	$15,325
Product Revenue
Substantially all product revenue was generated from the sale of the RHA® Collection of dermal fillers.
Receivables and contract liabilities from contracts with our product customers are as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Accounts receivables, net	$3,297	$1,687
Total accounts receivables, net	$3,297	$1,687

Contract liabilities:
Deferred revenue, current	$(1,331)	$—
Total contract liabilities	$(1,331)	$—
Collaboration Revenue
Viatris Collaboration and License Agreement
Agreement Terms
We entered into a collaboration and license agreement with Viatris Inc. (formerly Mylan N.V.) (the “Viatris Collaboration”) in February 2018, pursuant to which we agreed to collaborate with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® (an “onabotulinumtoxinA biosimilar”). Viatris provided us with written notice and decided to continue the development and commercialization of an onabotulinumtoxinA biosimilar beyond the initial development plan (the “Continuation Decision”) in May 2020, and paid a $30 million milestone payment in connection with the Continuation Decision in June 2020.
Viatris has paid us an aggregate of $60 million in non-refundable fees as of December 31, 2021, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Viatris Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Collaboration are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Collaboration. As of December 31, 2021, the transaction price allocated to the unfulfilled performance obligations was $99.2 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development service to be provided for the development period. For revenue recognition purposes, the development period is estimated to continue through 2025. It is possible that this period will change and is assessed at each reporting date.
For the year ended December 31, 2021, 2020 and 2019, we recognized revenue related to development services of $5.7 million, $2.0 million and $0.4 million, respectively.
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
Fosun has paid us non-refundable upfront and other payments totaling $31.0 million before foreign withholding taxes as of December 31, 2021. We are also eligible to receive (i) additional remaining contingent payments of up to $229.5 million upon the achievement of certain milestones based on (a) the approval of biologics license applications (“BLAs”) for certain aesthetic and therapeutic indications and (b) first calendar year net sales, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of December 31, 2021, the transaction price allocated to unfulfilled performance obligation is $31 million.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
No revenue has been recognized from the Fosun License Agreement for the year ended December 31, 2021 and 2019. For the year ended December 31, 2020, $15,030 of revenue has been recognized from the Fosun License Agreement, which were included in the Product Revenue on the consolidated statements of operations and comprehensive loss.
Contract liabilities from contracts with our collaboration customers are as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Contract liabilities:
Deferred revenue, current — Viatris	$7,927	$7,851
Total contract liabilities, current	$7,927	$7,851

Deferred revenue, non-current — Viatris	$43,157	$46,299
Deferred revenue, non-current — Fosun	30,995	30,995
Total contract liabilities, non-current	$74,152	$77,294
Changes in our contract liabilities from contracts with our collaboration revenue customers for the year ended December 31, 2021 are as follows:

(in thousands)
Balance on January 1, 2021	$85,145
Revenue recognized	(5,655)
Billings and adjustments, net	2,589
Balance on December 31, 2021	$82,079
Service Revenue
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), and HintMD became a wholly owned subsidiary of Revance. Following the HintMD Acquisition, we began to offer customer payment processing and certain value-added services through the HintMD Platform to aesthetic practices. We also commercially launched OPUL™, the next-generation fintech platform (together with the HintMD Platform, the “Fintech Platform”), in October 2021. The Fintech Platform has not generated material revenue to date. Generally, revenue related to the HintMD platform payment processing service is recognized at a point in time, revenue related to the OPUL™ payment processing service is recognized over time; whereas revenue related to the value-added services is recognized over time.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Receivables and contract assets from contracts with our service customers are as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Accounts receivables, net	$51	$142
Contract assets:
Contract assets, current	159	30
Contract assets, non-current	354	85
Total contract assets	$513	$115

Contract liabilities:
Deferred revenue, current	$(104)	$—
Total contract liabilities	$(104)	$—

4. Business Combination
On July 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Hint, Inc. (d/b/a HintMD) (the “HintMD Acquisition”), pursuant to the Agreement and Plan of Merger, dated as of May 18, 2020, (the “HintMD Merger Agreement”), by and among Revance, Heart Merger Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary, HintMD, and Fortis Advisors, LLC, a Delaware limited liability company, as the security holder’s representative.
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
Mark J. Foley, our Chief Executive Officer and a member of our board of directors, was a former director and equity holder of HintMD. The shares of HintMD capital stock beneficially owned by Mr. Foley prior to July 23, 2020 were automatically cancelled and converted into the right to receive shares of our common stock in accordance with the terms of the HintMD Merger Agreement.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
The post-combination effect from net deferred tax liability assumed from the HintMD Acquisition also caused a release of our consolidated income tax valuation allowance. The release resulted in an income tax benefit of $2.7 million. Refer to Note 14 for additional discussion of our valuation allowance.

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
Significant judgment was exercised in determining the fair value of the intangible assets acquired, which included estimates and assumptions related to the revenue growth rate and technology migration curve. In-process research and development relates to the research and development of payment facilitator technology to facilitate the processing of customer payments. Similar to the valuation method used for developed technology, the in-process research and development was valued utilizing the multi-period excess earnings method and was determined to have no defined life based on the current stage of development of the research projects of HintMD on July 23, 2020. No amortization expense has been recorded since July 23, 2020 as the in-process research and development assets have not yet been completed and placed into service. Upon completion of the associated research and development activities, the asset’s useful life will be determined. Prior to completion of these research and development activities, the intangible assets will be subject to annual impairment tests, or more frequent tests in the event of any impairment indicators occurring. These impairment tests require significant judgment regarding the status of the research activities, the potential for future revenues to be derived from any products that may result from those activities, and other factors.
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
Financial Results
Since the HintMD Acquisition date of July 23, 2020, HintMD contributed $0.4 million of the consolidated net revenue for the year ended December 31, 2020, which are included in our consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, HintMD also contributed loss from operations of $6.2 million, which excluded unallocated corporate and other expenses as defined in Note 16.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
5. Cash Equivalents and Short-Term Investments
The following table is a summary our cash equivalents and short-term investments:

	December 31, 2021			December 31, 2020
	Cost	Unrealized	Fair Value	Cost	Fair Value
(in thousands)		Loss
Money market funds	$90,355	$—	$90,355	$267,130	$267,130
Commercial paper	87,964	—	87,964	113,446	113,446
Corporate bonds	26,502	(18)	26,484	—	—
Total cash equivalents and available-for-sale securities	$204,821	$(18)	$204,803	$380,576	$380,576

Classified as:
Cash equivalents			$90,355		$277,629
Short-term investments			114,448		102,947
Total cash equivalents and available-for-sale securities			$204,803		$380,576

As of December 31, 2021 and 2020, we have no other-than-temporary impairments on our available-for-sale securities, and the contractual maturities of the available-for-sale securities are less than one-year.

6. Intangible Assets, net
The following table sets forth the intangible assets, net and their remaining weighted-average useful lives:

	December 31, 2021				December 31, 2020
(in thousands, except for in years)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	2.4	$32,334	$(12,799)	$19,535	3.4	$32,334	$(4,715)	$27,619
Developed technology	4.9	35,800	(6,653)	29,147	5.6	19,600	(1,362)	18,238
In-process research and development (1)	N/A	—	—	—	N/A	16,200	—	16,200
Customer relationships	2.6	10,300	(3,648)	6,652	3.6	10,300	(1,072)	9,228
Tradename	0.0	100	(100)	—	0.6	100	(42)	58
Total intangible assets		$78,534	$(23,200)	$55,334		$78,534	$(7,191)	$71,343
(1)In-process research and development relates to the research and development of the payment facilitator (“PayFac”) technology to facilitate the processing of customer payments. During the year ended December 31, 2021, the in-process research and development assets were placed into service and reclassified as developed technology.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Aggregate amortization expense for the intangible assets presented in the consolidated statements of operations and comprehensive loss are summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Amortization (1)	$13,375	$6,077
Selling, general and administrative	2,633	1,115
Total amortization expense	$16,008	$7,192
(1)The amortization expense related to Distribution rights and Developed technology was recorded to “amortization” in the consolidated statement of operations and comprehensive loss.
Based on the amount of intangible assets subject to amortization as of December 31, 2021, the estimated amortization expense for each of the next five fiscal years and thereafter was as follows:

Year Ending December 31,	(in thousands)
2022	$16,625
2023	16,625
2024	10,837
2025	5,967
2026	4,606
2027	674
Total	$55,334

7. Inventories
As of December 31, 2021, and 2020, we had inventories of $10.2 million and $5.9 million, respectively, which were primarily comprised of finished goods related to purchased RHA® Collection of dermal fillers.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
8. Balance Sheet Components
Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Accruals related to:
Compensation	$22,761	$17,374
Selling, general and administrative	5,688	5,454
Research and development	5,152	1,229
Clinical trials	2,172	3,726
Interest expense	1,887	1,887
Other current liabilities	1,442	1,472
Inventories	456	1,796
Total	$39,558	$32,938

Property and Equipment, net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2021	2020
Manufacturing and other equipment	$20,277	$19,810
Platform and computer software (1)	11,671	6,360
Leasehold improvements	7,481	5,972
Computer equipment	3,558	1,768
Other construction in progress	3,110	1,539
Furniture and fixtures	1,893	1,541
Total property and equipment	47,990	36,990
Less: Accumulated depreciation and amortization	(23,329)	(19,491)
Property and equipment, net	$24,661	$17,499
(1)For the year ended December 31, 2021, amortization expense for the platform software was $0.6 million, and was recorded to “amortization” in the consolidated statement of operations and comprehensive loss.

9. Leases
We have non-cancelable operating leases for facilities for research, manufacturing, and administrative functions, and equipment. Our leases have original lease periods expiring between 2027 and 2034. Our facilities operating leases include one or more options to renew for 7 years to 14 years. As of December 31, 2021, the weighted average remaining lease term is 8.3 years. The monthly payments for the facility leases escalate over the facility lease term with the exception of a decrease in

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
payments at the beginning of 2022. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
The operating lease costs are summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$8,026	$5,932	$5,618
Variable lease cost (1)	1,490	912	1,184
Total operating lease costs	$9,516	$6,844	$6,802
(1)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.
As of December 31, 2021, maturities of our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2022	$8,388
2023	8,468
2024	8,723
2025	8,981
2026	9,242
2027 and thereafter	17,146
Total operating lease payments	60,948
Less imputed interest (1)	(17,071)
Present value of operating lease payments	$43,877
(1)Our lease contracts do not provide a readily determinable implicit rate. The imputed interest was based on a weighted average discount rate of 9.8%, which represents the estimated incremental borrowing based on the information available at the adoption or commencement dates.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Supplemental cash flow information related to the operating leases was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$10,405	$6,790	$6,339
Right-of-use assets obtained in exchange for operating lease liabilities	$18,854	$5,683	$3,890
Leases Not Yet Commenced
ABPS Fill-and-finish Line
In December 2020, we entered into Amendment No.1 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Aji Bio-Pharma Services, a contract development and manufacturing organization (“ABPS”) (the “ABPS Amendment”). The ABPS Amendment contains a lease related to a dedicated fill-and finish-line for the manufacturing of DaxibotulinumtoxinA for Injection because it has an identified asset that is physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. The embedded lease had not yet commenced as of December 31, 2021.
Under the ABPS Amendment, we are subject to minimum purchase obligations of up to $30 million for each of the years ending December 31, 2022, 2023 and 2024. Each party has the right to terminate the ABPS Amendment, without cause, with an 18-month written notice to the other party.
In January 2022, we had substantively obtained the right of control for the dedicated fill-and-finish-line and the lease commenced.
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
The LSNE Agreement may contain a lease related to a dedicated fill-and finish-line for the manufacturing of the Products because it has identified assets that are physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity implied from the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line.
The embedded lease has not yet commenced as of December 31, 2021. The commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the LSNE Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Agreement. Based on our best estimate as of December 31, 2021, our total commitment under the LSNE Agreement will be $20 million for 2022, $13 million for 2023, $18 million for 2024, $25 million for 2025, $30 million for 2026, and $135 million for 2027 and thereafter in aggregate.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Nashville Lease Expansion Premises
In November 2020, we entered into a non-cancelable operating lease for an office space in Nashville, Tennessee (the “Nashville Lease”), which commenced and was recognized on the consolidated balance sheets in June 2021. In July 2021, we entered into the Second Amendment to the Nashville Lease, which provides for the expansion of the initial premises to include an additional 30,591 square feet (the “Expansion Premises”) with an expected term to 2034. The lease commencement date of the Expansion Premises has not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work, which is currently expected in late 2022 at the earliest. The monthly base rent payments for the lease escalate over the term. The total undiscounted basic rent payments determinable for the Expansion Premises are $16 million with an expected term to 2034.

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
Prior to adoption of ASU 2020-06 on January 1, 2021 (Note 2), we separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was $175.4 million, which was calculated by using a discount rate of 9.5%, which was estimated to be our borrowing rate on the issuance date for a similar debt instrument without the conversion feature. The carrying amount of the equity component was $112.1 million, which represents the conversion option, and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component of the 2027 Notes is included in additional paid-in capital in the consolidated balance sheets and will not be subsequently remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the 2027 Notes and the liability component (the “debt discount”) is amortized to interest expense in the consolidated statements of operations and comprehensive loss using the effective interest method over the term of the 2027 Notes.
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
As a result of the adoption of ASU 2020-06 (Note 2), we reclassified the equity component associated with the 2027 Notes principal and transaction costs from the additional paid-in capital to the convertible senior notes on the consolidated balance sheet. Debt discount was eliminated and the adjustment to the interest expenses was recorded in the accumulated deficit on the consolidated balance sheets.
Interest expense relating to the 2027 Notes in the consolidated statements of operations and comprehensive loss are summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Contractual interest expense	$5,031	$4,416
Amortization of debt issuance costs	1,250	333
Amortization of debt discount (1)	—	10,393
Total interest expense	$6,281	$15,142
(1)The effective interest rate on the liability component of the 2027 Notes was 9.5% for the year ended December 31, 2020, which remained unchanged from the issuance date. As of December 31, 2020, the unamortized debt discount was $101.7 million, and will be amortized over 6.1 years. Due to the adoption of ASU 2020-06, debt discount was eliminated on January 1, 2021 therefore we no longer amortize debt discount.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021, the convertible senior notes on the consolidated balance sheets represented the carrying amount of the liability component of the 2027 Notes, net of unamortized debt discounts and debt issuance costs, which are summarized as follows:

(in thousands)	December 31, 2021	December 31, 2020
2027 Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(6,865)	(5,275)
Less: Unamortized debt discount	—	(101,699)
Carrying amount of 2027 Notes	$280,635	$180,526

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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria under ASC 815, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of December 31, 2021 and 2020, we had not purchased any shares under the capped call transactions.

11. Stock-Based Compensation
Equity Compensation Plans
We maintain four equity compensation plans: 2014 Equity Incentive Plan (the “2014 EIP”), Amended and Restated 2014 Inducement Plan (the “2014 IN”), the Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”), and 2014 Employee Stock Purchase Plan (the “2014 ESPP”). Under the 2014 EIP, 2014 IN and the HintMD Plan, stock options may be granted with different vesting terms with maximum contractual term of 10 years from the grant dates. Under the 2014 EIP, the 2014 IN and the HintMD Plan, stock options typically vest over four years, either with 25% of the total grant vesting on the first anniversary of the grant date and 1/36th of the remaining grant vesting each month thereafter or 1/48th vesting monthly; restricted stock awards typically vest annually over 1, 3, or 4 years.
2014 EIP
The 2014 EIP was effective on February 5, 2014, and the plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other forms of equity compensation to qualified employees, directors and consultants. The common stock shares reserved for issuance under the 2014 EIP will automatically increase each year on January 1st from January 1, 2015 to January 1, 2024 by 4% of our total common stock shares outstanding on December 31st of the preceding calendar year or a lesser number of shares determined by our Board of Directors. On January 1, 2021, the common stock shares reserved for issuance under the 2014 EIP increased by 2,767,146 shares. For the year ended December 31, 2021, 649,854 stock options and 1,610,834 restricted stock awards, including 234,350 performance stock awards, were granted under the 2014 EIP. As of December 31, 2021, 2,501,719 common stock shares were available for issuance under the 2014 EIP.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
2014 IN
The 2014 IN was effective on August 29, 2014, and the plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other forms of equity compensation exclusively to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with us. Stockholder approval of the 2014 IN was not required pursuant to Rule 5635 (c)(4) of the Nasdaq Listing Rules. On July 23, 2020, the 2014 IN was amended and restated to increase the number of common stock shares reserved for issuance by 1,089,400 shares. For the year ended December 31, 2021, 104,090 restricted stock awards were granted under the 2014 IN. As of December 31, 2021, 668,749 common stock shares were available for issuance under the 2014 IN.
HintMD Plan
On July 23, 2020, we registered 1,260,946 shares of common stock under the HintMD Plan, which was assumed by the Company in connection with the HintMD Acquisition. For the year ended December 31, 2021, no stock options and no restricted stock awards were granted under the HintMD Plan. As of December 31, 2021, 456,289 shares of common stock were available for issuance under the HintMD Plan.
2014 ESPP
The 2014 ESPP was effective on February 5, 2014, and the plan provides employees with an opportunity to purchase our common stock through accumulated payroll deductions. The common stock shares reserved for issuance under the 2014 ESPP will automatically increase each year on January 1st from January 1, 2015 to January 1, 2024 by the lesser of (i) 1% of the total shares of common stock outstanding on December 31st of the preceding calendar year, (ii) 300,000 shares of common stock or (iii) a lesser number of shares of common stock determined by our Board of Directors. On January 1, 2021, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. For the year ended December 31, 2021, 204,004 shares of common stock were issued to employees under the 2014 ESPP. As of December 31, 2021, 1,705,796 shares of common stock were available for issuance under the 2014 ESPP.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
    Stock Options
The following table summarizes our stock option activities:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value(1) (in thousands)
Balance as of December 31, 2018	3,605,333	$22.66
Granted	1,976,750	$14.53		$8.29
Exercised	(10,135)	$11.76			$45
Forfeited	(837,332)	$22.40
Balance as of December 31, 2019	4,734,616	$19.34
Granted	1,037,675	$22.71		$13.10
Assumed in acquisition (2)	801,600	$2.20		$21.36
Exercised	(624,832)	$8.40			$12,460
Forfeited	(232,315)	$19.94
Balance as of December 31, 2020	5,716,744	$18.72
Granted	649,854	$27.82		$15.38
Exercised	(965,462)	$13.38			$3,619
Forfeited	(592,850)	$26.87
Balance as of December 31, 2021	4,808,286	$19.97	7.0		$9,508
Exercisable as of December 31, 2021	3,071,758	$19.85	6.2		$6,065
(1)The total intrinsic values of options exercised as of December 31, 2021, 2020 and 2019 were determined by multiplying the number of shares by the difference between exercise price of the stock options and the fair value of the common stock as of December 31, 2021, 2020 and 2019 of $16.32, and $28.34 and $16.23 per share, respectively. The intrinsic values of outstanding and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2021.
(2)Assumed from the HintMD Acquisition.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Restricted Stock Awards
The following table summarizes our activities of restricted stock awards, including performance stock awards:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested balance as of December 31, 2018	605,012	$24.61
Granted	1,640,275	$12.78
Vested	(244,038)	$23.80
Forfeited	(192,731)	$21.47
Unvested balance as of December 31, 2019	1,808,518	$14.32
Granted	2,872,588	$22.94
Vested	(865,105)	$15.93
Forfeited	(269,698)	$22.56
Unvested balance as of December 31, 2020	3,546,303	$21.27
Granted	1,714,924	$26.63
Vested	(917,387)	$21.65
Forfeited	(933,204)	$25.07
Unvested balance as of December 31, 2021	3,410,636	$22.76

Since 2019, we have granted performance stock awards that vest based on certain market and performance conditions. For the year ended December 31, 2019, performance stock awards of 865,000 shares were granted with weighted-average grant-date fair value of $10.78 per share and all 865,000 shares were unvested as of December 31, 2019. For the year ended December 31, 2020, 215,000 shares of common stock underlying performance stock awards were granted with a weighted-average grant-date fair value of $23.00 per share, and 376,250 shares of common stock underlying outstanding performance stock awards were vested with a weighted-average grant-date fair value of $13.06 per share. For the year ended December 31, 2021, 234,350 shares of common stock underlying performance stock awards were granted with weighted-average grant-date fair value of $28.01 per share, 273,750 shares of common stock underlying performance stock awards were forfeited with a weighted-average grant-date fair value of $27.67, and no shares were vested. As of December 31, 2021, 664,350 shares of common stock underlying performance stock awards were unvested and had a weighted-average grant-date fair value of $17.65 per share.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
•Expected Volatility. For the year ended December 31, 2019, the expected volatility was based on the historical volatilities of a group of similar entities combined with the historical volatility of the Company. In evaluating similarity, we considered factors such as industry, stage of life cycle, capital structure, and company size. For the years ended December 31, 2020 and 2021, the expected volatility was calculated based on our historical stock prices.
•Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury constant maturity rates with remaining terms similar to the expected term of the stock options.
•Expected Dividend Rate. We use an expected dividend rate of zero because we have never paid any dividends and do not plan to pay dividends in the foreseeable future.
•Forfeitures. We account for forfeitures as they occur.
The fair values of stock options were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.98	4.75	6.03
Expected volatility	60.7%	60.9%	60.2%
Risk-free interest rate	0.7%	0.8%	2.1%
Expected dividend rate	—%	—%	—%

The fair values of the option component of the shares purchased under the 2014 ESPP were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for years presented:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	0.5	0.5	0.5
Expected volatility	47.4%	72.0%	43.4%
Risk-free interest rate	0.1%	0.9%	2.3%
Expected dividend rate	—%	—%	—%

Performance Stock Awards Subject to Market-based Vesting Conditions
Certain performance stock awards granted in 2019 and 2020 include market-based vesting conditions (“market-based PSAs”). These market-based PSAs vest upon the earlier of (i) the date that the closing share price of our common stock meets certain minimum share prices on a volume-weighted basis for a specified period of time or (ii) upon a change in control in which the purchase price of our common stock is at or above the same minimum share prices as determined in the award agreement.
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
For the year ended December 31, 2021, 2020 and 2019, we recognized stock-based compensation expense of $1.8 million, $6.4 million and $0.5 million, respectively, for market-based PSAs.
Stock-based compensation expense was allocated as follows:

(in thousands)	Year Ended December 31,
	2021	2020	2019
Selling, general and administrative	$28,307	$24,199	$9,410
Research and development	15,127	12,254	8,512
Total stock-based compensation expense	$43,434	$36,453	$17,922

Unrecognized Compensation Cost

	December 31,
	2021		2020
	Unrecognized Compensation Cost	Weighted Average Expected Recognition Period	Unrecognized Compensation Cost	Weighted Average Expected Recognition Period
	(in thousands)	(in years)	(in thousands)	(in years)
Restricted stock awards	$49,318	2.4	$50,616	2.7
Stock options	18,110	2.2	27,418	2.6
Performance stock awards (1)	1,433	1.6	10,774	1.0
Total unrecognized compensation cost	$68,861	2.3	$88,808	2.5

(1)In December 2020, PSAs subject to performance-based vesting condition related to the FDA approval of our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines were modified with an extension to the performance period. On the modification date, the fair value of these PSAs increased to $27.67 per PSA. The incremental fair value associated with these PSAs was $3.6 million on the modification date. In 2021, these PSAs subject to performance-based vesting condition related to the FDA approval of our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines were canceled.

12. Stockholders’ Equity
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
In November 2020, we terminated the 2018 ATM Agreement and entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125.0 million. We are not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. The 2020 ATM Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares. For the year ended December 31, 2021, we sold 761,526 shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share, resulting in net proceeds of $21.6 million after sales agent commissions and offering costs.
As of December 31, 2021, we had $32.6 million available for share offering and issuance under the 2020 ATM Agreement excluding applicable commission and offering costs.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
13. Fair Value Measurement
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$90,355	$90,355	$—	$—
Commercial paper	87,964	—	87,964	—
Corporate bonds	26,484	—	26,484	—
Total assets measured at fair value	$204,803	$90,355	$114,448	$—

Liabilities
Derivative liability	$3,020	$—	$—	$3,020
Total liabilities measured at fair value	$3,020	$—	$—	$3,020

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$267,130	$267,130	$—	$—
Commercial paper	113,446	—	113,446	—
Total assets measured at fair value	$380,576	$267,130	$113,446	$—

Liabilities
Derivative liability	$3,081	$—	$—	$3,081
Total liabilities measured at fair value	$3,081	$—	$—	$3,081

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
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative liability
Fair value as of December 31, 2020	$3,081
Change in fair value	(61)
Fair value as of December 31, 2021	$3,020

Our Level 3 financial instrument is a derivative liability related to a settlement agreement in 2012, in which we are obligated to pay $4.0 million upon achieving regulatory approval for DaxibotulinumtoxinA for Injection or DaxibotulinumtoxinA Topical. We determined that such payment was a derivative instrument that requires fair value accounting as a liability and periodic fair value remeasurement until settled. The fair value of the derivative liability was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The significant unobservable inputs used in the fair value measurement of the product approval payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.
The fair value of the 2027 Notes (Note 10) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes for disclosure purposes only. As of December 31, 2021 and 2020 the fair value of the 2027 Notes was $257.1 million and $326.2 million respectively.

14. Income Taxes
For the years ended December 31, 2021, 2020 and 2019, we have only generated domestic pretax losses.
The income tax benefit is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Provision (benefit) for income taxes
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign (1)	—	100	—
	—	100	—
Deferred:
Federal	—	(1,712)	—
State	—	(1,008)	—
Foreign	—	—	—
	—	(2,720)	—
Income tax benefit	$—	$(2,620)	$—
(1)The foreign tax provision amounts represent withholding taxes on cash payments received in connection with the Fosun License Agreement.
Statutory Federal Income Tax Benefit
Reconciliations of the statutory federal income tax benefit to our effective taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Tax benefit at statutory federal rate	$(59,075)	$(59,789)	$(33,480)
Research and development credits	(1,534)	(3,903)	(4,723)
Nondeductible/nontaxable items	925	(1,004)	1,429
Other changes in valuation allowance	57,086	57,883	36,379
Non-deductible executive compensation	2,352	3,164	363
Other	246	950	32
Foreign rate differential and withholding taxes	—	79	—
Income tax benefit	$—	$(2,620)	$—

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Deferred Tax Assets, Net
Components of our deferred tax assets, net were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Deferred tax assets
Net operating loss carryforward	$298,097	$246,510
Tax credits	23,839	21,939
Deferred revenue	19,325	12,579
Operating lease liabilities	10,667	7,381
Stock-based compensation	9,368	9,575
Accruals and reserves	3,819	2,873
Fixed assets	1,341	348
Interest limitation	1,095	—
Other	25	26
Total deferred tax assets	367,576	301,231
Less: valuation allowance	(355,589)	(267,292)
Deferred tax assets, gross	11,987	33,939
Deferred tax liabilities
Operating lease right of use assets	(10,780)	(6,926)
Intangible assets	(1,207)	(3,244)
Convertible senior notes	—	(23,769)
Deferred tax assets, net	$—	$—
Valuation Allowance
We have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets. We have considered our history of cumulative net losses incurred since inception and have concluded that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss (“NOL”) carryforwards and other deferred tax assets as of December 31, 2021 and 2020. We reevaluate the positive and negative evidence at each reporting period. The valuation allowance increased by $88.3 million and $43.1 million during the years ended December 31, 2021 and 2020, respectively. The valuation allowance increased primarily due to net operating losses incurred during the taxable years.
In 2021, we had changes in our valuation allowance related to the adoption of ASU 2020-06, which resulted in a decrease to additional paid in capital of $23.8 million. In 2020, we had a change in our valuation allowance related to the post-combination effect from the net deferred tax liability assumed from the HintMD Acquisition which resulted in an income tax benefit of $2.7 million.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2021, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California, and other states income tax purposes of $1,216.4 million, $442.5 million, and $242.9 million, respectively. Of the total federal net operating loss (NOL) carryforward of $1,216.4 million, approximately $720.3 million was generated after tax year 2017 and has an indefinite carryover period; the utilizations of theses NOLs will be limited to 80% of the taxable income

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
in the years in which these NOLs are utilized. The California NOL carryforwards will begin to expire in 2028. If not utilized, the remaining federal and the other states NOL carryforwards will begin expiring in 2022 and 2030, respectively.
As of December 31, 2021, we had research and development credit carryforwards of $11.4 million and $9.3 million available to reduce future taxable income, if any, for federal and California income tax purposes, respectively. The federal research and development credit carryforwards will begin expiring in 2023 if they are not utilized, and the California research and development credit carryforwards have no expiration date.
As of December 31, 2021, we had orphan drug credit carryforwards of $12.4 million available to reduce future taxable income, if any, for federal income tax purposes. The federal orphan drug credit carryforwards will begin expiring in 2038 if they are not utilized.
In general, if we experience a greater than 50% aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 (California and the other states have similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As a result of performing a 382 limitation analysis for us through December 31, 2021, we determined that ownership changes occurred but that all carryforwards currently reflected in the deferred table can be utilized prior to the expiration. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.
In March and December 2020, in response to the COVID-19 pandemic, the CARES Act and the Consolidated Appropriations Act, 2021, were passed into law and provide additional economic stimulus to address the impact of the COVID-19 pandemic. There was no material impact to our income tax provision as a result of this legislation.
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
We do not expect that our uncertain tax positions will materially change in the next twelve months. For year ending December 31, 2021, the amount of unrecognized tax benefits increased due to additional research and development credits generated. The additional uncertain tax benefits would not impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.
The unrecognized tax benefit was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance at the beginning of the period	$7,166	$5,698	$4,200
Additions for prior years positions	—	235	—
Additions for current year positions	588	1,233	1,498
Balance at the end of the period	$7,754	$7,166	$5,698

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
15. Commitments and Contingencies
Teoxane Agreement
In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane, as amended in September 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds (the “Current RHA® Collection”) and RHA® Redensity, which had been approved for the treatment of moderate to severe dynamic perioral rhytids (lip lines) (collectively, the “RHA® Collection of dermal fillers”), and (ii) future hyaluronic acid filler advancements and products by Teoxane (the “RHA® Pipeline Products”) in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement is effective for a term of ten years from product launch in September 2020 and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
Other Contingencies
We are obligated to make a $2.0 million milestone payment to a developer of botulinum toxin, List Biological Laboratories, Inc. (“List Laboratories”) upon achievement of a certain regulatory milestone. As of December 31, 2021, the milestone had not been achieved. We are also obligated to pay royalties to List Laboratories on future sales of botulinum toxin products.
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
For the year ended December 31, 2021 and 2020, no amounts associated with the indemnification agreements have been recorded.
Litigation
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the U.S. District Court for the District of Delaware, alleging infringement of the

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DaxibotulinumtoxinA for Injection and our and ABPS’s manufacturing process used to produce DaxibotulinumtoxinA for Injection infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute Allergan’s claims and intend to defend the matter vigorously. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan, U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, but we cannot be certain of whether the motion to dismiss will be granted.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021 in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DaxibotulinumtoxinA for Injection and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.

These lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of either lawsuit, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with each lawsuit.

16. Segment Information
Reportable Segments
We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of our reportable segments.
We have two reportable segments: the Product Segment and the Service Segment. Each reportable segment represents a component, or an operating segment, for which separate financial information is available that is utilized on a regular basis by our CODM in determining resource allocations and performance evaluation. We also considered whether the identified operating segments should be further aggregated based on factors including economic characteristics, the nature of products and services, production processes, customer base, distribution methods, and regulatory environment; however, no such aggregation was made due to dissimilarity of the operating segments.
Product Segment
Our Product Segment refers to the business that includes the research, development and commercialization of our product candidates and the RHA® Collection of dermal fillers.
Service Segment
Our Service Segment refers to the business that includes the development and commercialization of the OPUL™ Relational Commerce Platform (“OPUL™”) and HintMD platform (collectively, the “Fintech Platform”).
Corporate and other expenses include operating expense related to general and administrative expenses, depreciation and amortization, stock-based compensation, in-process research and development and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. Intersegment revenue was $1.2 million for year ended December 31, 2021. There was no inter-segment revenue for the years ended December 31, 2020 and 2019.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Reconciliation of Segment Revenue to Consolidated Revenue

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue:
Product Segment	$76,475	$14,908	$413
Service Segment	1,323	417	N/A
Total revenue	$77,798	$15,325	$413
N/A - Not applicable
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Year Ended December 31,
(in thousands)	2021	2020	2019
Loss from operations:
Product Segment	$(135,950)	$(160,031)	$(110,371)
Service Segment	(16,764)	(6,156)	N/A
Corporate and other expenses	(121,962)	(106,975)	(54,088)
Total loss from operations	$(274,676)	$(273,162)	$(164,459)
N/A - Not applicable
We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

17. Subsequent Event
Equity Grants under the 2014 EIP
In February 2021, we granted 429,736 stock options and 2,020,263 restricted stock units including performance stock units under the 2014 EIP to existing employees.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee on the 28th day of February, 2022.

REVANCE THERAPEUTICS, INC.

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

Signatures	Title	Date

/s/ Mark J. Foley	Chief Executive Officer and Director	February 28, 2022
Mark J. Foley	(Principal Executive Officer)

/s/ Tobin C. Schilke	Chief Financial Officer	February 28, 2022
Tobin C. Schilke	(Principal Financial and Accounting Officer)

/s/ Angus C. Russell	Director, Chairman	February 28, 2022
Angus C. Russell

/s/ Jill Beraud	Director	February 28, 2022
Jill Beraud

/s/ Julian S. Gangolli	Director	February 28, 2022
Julian S. Gangolli

/s/ Carey O’Connor Kolaja	Director	February 28, 2022
Carey O’Connor Kolaja

/s/ Chris Nolet	Director	February 28, 2022
Chris Nolet

/s/ Aubrey Rankin	Director	February 28, 2022
Aubrey Rankin

/s/ Philip J. Vickers, Ph.D.	Director	February 28, 2022
Philip J. Vickers, Ph.D.

/s/ Olivia C. Ware	Director	February 28, 2022
Olivia C. Ware