Form 10-Q
period 2022-03-31
Revance Therapeutics, Inc.
filed 2022-05-10
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 29, 2022: 72,768,161

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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$198,359	$110,623
Short-term investments	64,231	114,448
Accounts receivable, net	4,471	3,348
Inventories	10,657	10,154
Prepaid expenses and other current assets	7,612	7,544
Total current assets	285,330	246,117
Property and equipment, net	23,496	24,661
Goodwill	146,964	146,964
Intangible assets, net	51,178	55,334
Finance lease right-of-use assets	70,280	—
Operating lease right-of-use assets	43,052	44,340
Restricted cash	5,921	5,046
Other non-current assets	13,325	8,701
TOTAL ASSETS	$639,546	$531,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,020	$10,603
Accruals and other current liabilities	25,315	39,558
Deferred revenue, current	8,980	9,362
Finance lease liabilities, current	18,874	—
Operating lease liabilities, current	4,813	4,746
Derivative liability	3,064	3,020
Total current liabilities	71,066	67,289
Debt, non-current	377,951	280,635
Deferred revenue, non-current	71,650	74,152
Finance lease liabilities, non-current	52,914	—
Operating lease liabilities, non-current	37,920	39,131
Other non-current liabilities	2,504	1,485
TOTAL LIABILITIES	614,005	462,692
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized both as of March 31, 2022 and December 31, 2021; 71,763,765 and 71,584,057 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	72	72
Additional paid-in capital	1,487,822	1,466,369
Accumulated other comprehensive loss	(59)	(18)
Accumulated deficit	(1,462,294)	(1,397,952)
TOTAL STOCKHOLDERS’ EQUITY	25,541	68,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$639,546	$531,163
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$20,837	$11,647
Collaboration revenue	3,568	1,511
Service revenue	856	141
Total Revenue	25,261	13,299
Operating expenses:
Cost of product revenue (exclusive of amortization)	7,328	4,217
Cost of service revenue (exclusive of amortization)	565	—
Selling, general and administrative	45,075	49,005
Research and development	30,729	27,251
Amortization	3,785	2,838
Total operating expenses	87,482	83,311
Loss from operations	(62,221)	(70,012)
Interest income	76	97
Interest expense	(1,931)	(1,560)
Changes in fair value of derivative liability	(44)	(59)
Other expense, net	(222)	(105)
Net loss	(64,342)	(71,639)
Unrealized loss	(41)	—
Comprehensive loss	$(64,383)	$(71,639)
Basic and diluted net loss	$(64,342)	$(71,639)
Basic and diluted net loss per share	$(0.94)	$(1.08)
Basic and diluted weighted-average number of shares used in computing net loss per share	68,333,117	66,636,830
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—
Common Stock
Balance — Beginning of period	71,584,057	72	69,178,666	69
Issuance of common stock in connection with at-the-market offerings	470,070	—	761,526	1
Issuance of common stock upon exercise of stock options	19,400	—	729,438	—
Issuance of restricted stock awards and performance stock awards, net of cancellation	(149,148)	—	869,586	1
Shares withheld related to net settlement of restricted stock awards	(160,614)	—	(127,827)	—
Balance — End of period	71,763,765	72	71,411,389	71
Additional Paid-In Capital
Balance — Beginning of period	—	1,466,369	—	1,500,514
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	—	8,924	—	21,700
Issuance of common stock upon exercise of stock options	—	79	—	11,136
Issuance of restricted stock awards and performance stock awards, net of cancellation	—	—	—	(1)
Shares withheld related to net settlement of restricted stock awards	—	(2,377)	—	(3,645)
Stock-based compensation	—	14,363	—	11,262
Other	—	464	—	—
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	(108,509)
Balance — End of period	—	1,487,822	—	1,432,457
Other Accumulated Comprehensive Loss
Balance — Beginning of period	—	(18)	—	—
Unrealized loss	—	(41)	—	—
Balance — End of period	—	(59)	—	—
Accumulated Deficit
Balance — Beginning of period	—	(1,397,952)	—	(1,126,293)
Net loss	—	(64,342)	—	(71,639)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	9,651
Balance — End of period	—	(1,462,294)	—	(1,188,281)
Total Stockholders’ Equity	71,763,765	$25,541	71,411,389	$244,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,342)	$(71,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,363	10,607
Depreciation and amortization	5,376	4,241
Amortization of debt discount and debt issuance costs	343	310
Amortization of premium (discount) on investments	78	(55)
Other non-cash operating activities	158	59
Changes in operating assets and liabilities:
Accounts receivable	(1,123)	(3,357)
Inventories	(503)	247
Prepaid expenses and other current assets	209	(3,006)
Lease right-of-use assets	(68,992)	853
Other non-current assets	(115)	(395)
Accounts payable	(930)	(4,996)
Accruals and other liabilities	(14,571)	(5,582)
Deferred revenue	(2,884)	(1,132)
Lease liabilities	70,644	(910)
Other non-current liabilities	1,019	—
Net cash used in operating activities	(61,270)	(74,755)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments	72,000	53,000
Purchases of investments	(22,016)	(87,384)
Finance lease prepayments	(3,960)	—
Purchases of property and equipment	(1,456)	(4,036)
Net cash provided by (used in) investing activities	44,568	(38,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of debt discount	98,150	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	8,997	21,706
Proceeds from the exercise of stock options	79	11,136
Taxes paid related to net settlement of restricted stock awards	(2,377)	(3,645)
Other financing activities	464	—
Payment of offering costs	—	(153)
Net cash provided by financing activities	105,313	29,044
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	88,611	(84,131)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	115,669	337,003
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$204,280	$252,872
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued debt issuance costs	$1,716	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
The Company
Revance is a commercial stage biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation, long-acting, neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed Phase 3 programs for DaxibotulinumtoxinA for Injection across two different treatment categories, aesthetics and therapeutics. In the aesthetics category, we completed our Phase 3 program for the treatment of moderate to severe glabellar (frown) lines and are pursuing United States (“U.S.”) regulatory approval. In the therapeutics category, we completed our Phase 3 program for the treatment of cervical dystonia in November 2021 and plan to pursue U.S. regulatory approval following the FDA approval of DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines. We are also evaluating additional aesthetic and therapeutic indications for DaxibotulinumtoxinA for Injection including the full upper face, which includes glabellar lines, forehead lines and crow’s feet, and adult upper limb spasticity. To complement DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to the RHA® Collection of dermal fillers, the first and only range of FDA approved fillers for correction of dynamic facial wrinkles and folds, and the OPULTM Relational Commerce Platform (“OPUL™”). We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace.
Since inception, we have devoted substantial efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the onabotulinumtoxinA biosimilar, obtaining regulatory approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and the commercial launch of our products and services. As a result, we have incurred losses and negative cash flows from operations.
Liquidity and Going Concern
For the three months ended March 31, 2022, we had a net loss of $64.3 million. As of March 31, 2022, we had a working capital surplus of $214.3 million and an accumulated deficit of $1.5 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers and, in March 2022, we received the proceeds from notes issued in an aggregate principal amount of $100.0 million pursuant to the Note Purchase Agreement (defined in Note 8). As of March 31, 2022, we had capital resources of $262.6 million consisting of cash, cash equivalents, and short-term investments.
On October 15, 2021, the FDA issued a Complete Response Letter (“CRL”) regarding the biologics license application (the “BLA”) for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA indicated it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. As a result, the potential commercial launch of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines has been delayed. The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern based on analysis performed in accordance with Accounting Standard Codification (ASC) 205-40, Going Concern. Our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report.
As part of our going concern evaluation, pursuant to ASC 205-40, we cannot and do not assign probability to events and actions that are contingent upon other future events, are not entirely in our control, or both. Accordingly, we excluded

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
such events and actions from our evaluation of our plan to mitigate the substantial doubt to continue as a going concern which primarily consists of the draw on the Second Tranche (defined in Note 8) as it is contingent upon the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and our ability to raise additional capital, as it requires collaboration and negotiation with one or more external parties.
In order to mitigate the substantial doubt to continue as a going concern, we will be required to continue to execute our commercial strategy for the RHA® Collection of dermal fillers, obtain the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and meet certain other conditions in order to draw on the Second Tranche (defined in Note 8) under the Note Purchase Agreement and raise additional capital outside of the Note Purchase Agreement to meet our operating obligations and fund our operations. We may seek additional capital through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, because we are unable to draw on the Second Tranche or because we are unable to raise capital through another method, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan.
If we raise additional capital through marketing and distribution arrangements, royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business. In addition, our ability to raise capital may be limited by restrictions under the Note Purchase Agreement.
The condensed consolidated financial statements have been prepared on a going-concern basis and do not include any adjustments relating to any of the foregoing uncertainties.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.
Our condensed consolidated balance sheet for the year ended December 31, 2021 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2021, or any other future period. Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”), on February 28, 2022.
Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with U.S. GAAP. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, the incremental borrowing rate used to measure operating lease and finance lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, the period of benefit associated with deferred costs, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, accruals for clinical trial costs, valuation and assumptions underlying stock-based compensation and other equity instruments, the fair value of derivative liability, and income taxes.
The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, the regulatory approval process for our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. The COVID-19 pandemic has caused delays in the regulatory approval process for DaxibotulinumtoxinA for Injection. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA reiterated that an inspection of our manufacturing facility was required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Although the inspection has been completed, in October 2021, we received a CRL due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. We resubmitted the BLA in March 2022, and in April 2022, the FDA accepted the resubmission of the BLA and designated the BLA as a Class 2 resubmission with a Prescription Drug User Fee Act (“PDUFA”) date of September 8, 2022, with a reinspection required. We cannot be certain of the continued impact of the COVID-19 pandemic on the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including the timing of the FDA's reinspection of the manufacturing facility, whether the PDUFA date will be met or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file.
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
Leases
We account for a contract as a lease when it has an identified asset that is physically distinct and we have the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine if an arrangement is a lease or contains a lease at inception. For arrangements that meet the definition of a lease, we determine the initial classification and measurement of our right-of-use asset and lease liability at the lease commencement date and thereafter if modified. We do not recognize right-of-use assets or lease liabilities for those leases that qualify as a short-term lease.
The lease term includes any renewal options that we are reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our estimated secured incremental borrowing rate for that lease term.
For our real estate operating leases, rent expense is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss. In addition to rent, the real estate operating leases may require us to pay additional amounts for variable lease costs which includes taxes, insurance, maintenance, and other expenses, and the variable lease

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
costs are generally referred to as non-lease components. For real estate operating leases, we account for lease and non-lease components separately.
For our finance leases for manufacturing fill-and-finish line, interest expense from fixed payments on finance leases is recognized using the effective interest method. Finance lease right-of-use asset amortization is recorded within research and development expense on the condensed consolidated statements of operations and comprehensive loss, and finance lease right-of-use-asset interest expense is recorded in the interest expense on the condensed consolidated statements of operations and comprehensive loss. For our finances leases, we have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component. Variable lease costs related to finance leases are expensed as research and development expense as incurred.
Recent Accounting Pronouncements
The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.
2. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 12). The following tables present our revenues disaggregated by the timing of transfer of goods or services:

	Three Months Ended March 31, 2022
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$20,837	$—	$91	$20,928
Transferred over time	—	3,568	765	4,333
Total	$20,837	$3,568	$856	$25,261

	Three Months Ended March 31, 2021
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$11,647	$—	$—	$11,647
Transferred over time	—	1,511	141	1,652
Total	$11,647	$1,511	$141	$13,299
Product Revenue
For the three months ended March 31, 2022 and 2021, all product revenue was generated from the sale of the RHA® Collection of dermal fillers.
Receivables and contract liabilities from contracts with our product customers are as follows:

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	March 31,	December 31,
(in thousands)	2022	2021
Accounts receivables, net	$4,416	$3,297
Total accounts receivables, net	$4,416	$3,297

Contract liabilities:
Deferred revenue, current	$1,226	$1,331
Total contract liabilities	$1,226	$1,331
Collaboration Revenue
Viatris Collaboration and License Agreement
Agreement Terms
We entered into a collaboration and license agreement with Viatris (the “Viatris Collaboration”) in February 2018, pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of March 31, 2022, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Viatris Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Collaboration are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Collaboration. As of March 31, 2022, the transaction price allocated to the unfulfilled performance obligations was $95.2 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development service to be provided for the development period. For revenue recognition purposes, the development period is estimated to be completed in 2026. It is possible that this period will change and is assessed at each reporting date.

For the three months ended March 31, 2022 and 2021, we recognized revenue related to development services of $3.6 million and $1.5 million, respectively.

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
Fosun has paid us non-refundable upfront and other payments totaling $31.0 million before foreign withholding taxes as of March 31, 2022. We are also eligible to receive (i) additional remaining contingent payments of up to $229.5 million upon the achievement of certain milestones based on (a) the approval of biologics license applications (“BLAs”) for certain aesthetic and therapeutic indications and (b) first calendar year net sales, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of March 31, 2022, the transaction price allocated to unfulfilled performance obligation was $31.0 million.
For the three months ended March 31, 2022 and 2021, no revenue was recognized from the Fosun License Agreement.
Contract liabilities from contracts with our collaboration customers are as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Contract liabilities:
Deferred revenue, current — Viatris	$7,745	$7,927
Total contract liabilities, current	$7,745	$7,927

Deferred revenue, non-current — Viatris	$40,655	$43,157
Deferred revenue, non-current — Fosun	30,995	30,995
Total contract liabilities, non-current	$71,650	$74,152
Changes in our contract liabilities from contracts with our collaboration revenue customers for three months ended March 31, 2022 are as follows:

(in thousands)
Balance on January 1, 2022	$82,079
Revenue recognized	(3,568)
Billings and adjustments, net	884
Balance on March 31, 2022	$79,395

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Service Revenue
We offer customer payment processing and certain value-added services through the HintMD Platform to aesthetic practices. We also commercially launched OPUL™, the next-generation fintech platform (together with the HintMD Platform, the “Fintech Platform”), in October 2021. Generally, revenue related to the HintMD Platform payment processing service is recognized at a point in time, revenue related to the OPUL™ payment processing service is recognized over time; whereas revenue related to the value-added services is recognized over time.
Receivables and contract liabilities from contracts with our service customers are as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Accounts receivables, net	$55	$51
Total accounts receivables, net	$55	$51

Contract liabilities:
Deferred revenue, current	$9	$104
Total contract liabilities	$9	$104

3. Cash Equivalents and Short-Term Investments
The following table is a summary of our cash equivalents and short-term investments:

	March 31, 2022			December 31, 2021
in thousands	Cost	Losses	Fair Value	Cost	Losses	Fair Value
Money market funds	$166,589	$(4)	$166,585	$90,355	$—	$90,355
Commercial paper	34,464	—	34,464	87,964	—	87,964
U.S. treasury securities	16,028	(7)	16,021	—	—	—
Corporate bonds	13,794	(48)	13,746	26,502	(18)	26,484
Total cash equivalents and available-for-sale securities	$230,875	$(59)	$230,816	$204,821	$(18)	$204,803

Classified as:
Cash equivalents			$166,585			$90,355
Short-term investments			64,231			114,448
Total cash equivalents and available-for-sale securities			$230,816			$204,803
As of March 31, 2022 and December 31, 2021, we have no other-than-temporary impairments on our available-for-sale securities, and the contractual maturities of the available-for-sale securities are less than one-year.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
4. Intangible Assets, net
The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized:

	March 31, 2022				December 31, 2021
(in thousands, except for in years)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	2.2	$32,334	$(14,820)	$17,514	2.4	$32,334	$(12,799)	$19,535
Developed technology	4.6	35,800	(8,144)	27,656	4.9	35,800	(6,653)	29,147
Customer relationships	2.3	10,300	(4,292)	6,008	2.6	10,300	(3,648)	6,652
Total intangible assets		$78,434	$(27,256)	$51,178		$78,434	$(23,100)	$55,334
Aggregate amortization expense for the intangible assets presented in the consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Amortization (1)	$3,513	$2,838
Selling, general and administrative	644	668
Total amortization expense	$4,157	$3,506
(1)The amortization expense related to Distribution rights and Developed technology was recorded to “amortization” in the condensed consolidated statement of operations and comprehensive loss.
Based on the amount of intangible assets as of March 31, 2022, the expected amortization expense for each of the next five fiscal years and thereafter was as follows:

Year Ending December 31,	(in thousands)
2022 remaining nine months	$12,469
2023	16,625
2024	10,837
2025	5,967
2026	4,606
2027 and thereafter	674
Total	$51,178
5. Inventories
As of March 31, 2022 and December 31, 2021, we had inventories of $10.7 million and $10.2 million, respectively, which were primarily comprised of finished goods related to purchased RHA® Collection of dermal fillers.
6. Balance Sheet Components
Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	March 31,	December 31,
(in thousands)	2022	2021
Accruals related to:
Compensation	$11,678	$22,761
Selling, general and administrative	4,825	5,688
Research and development	4,549	5,152
Clinical trials	2,030	2,172
Interest expense	609	1,887
Other current liabilities	843	1,442
Inventories	781	456
Total	$25,315	$39,558
Property and Equipment, net
Property and equipment, net consists of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Manufacturing and other equipment	$20,486	$20,277
Platform and computer software (1)	11,827	11,671
Leasehold improvements	7,641	7,481
Computer equipment	3,558	3,558
Other construction in progress	2,640	3,110
Furniture and fixtures	1,893	1,893
Total property and equipment	48,045	47,990
Less: Accumulated depreciation and amortization	(24,549)	(23,329)
Property and equipment, net	$23,496	$24,661
(1)For the three months ended March 31, 2022, amortization expense for the platform software was $0.3 million, and was recorded to “amortization” in the condensed consolidated statement of operations and comprehensive loss.

7. Leases
Operating Leases
Our operating leases primarily consist of non-cancelable facilities leases for research, manufacturing, and administrative functions. Our non-cancellable facilities operating leases have original lease periods expiring between 2027 and 2034, and include one or more options to renew for 7 years to 14 years. The monthly payments for our operating leases

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
escalate over the lease term with the exception of a decrease in payments at the beginning of 2022. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
Finance Lease
Our finance lease represents a dedicated fill-and-finish line for the manufacturing of DaxibotulinumtoxinA for Injection. In March 2017, we entered into, and in December 2020, we amended the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Aji Bio-Pharma Services, a contract development and manufacturing organization (“ABPS”) (as amended, the “ABPS Agreement”). The ABPS Agreement contains a lease related to a dedicated fill-and-finish line for the manufacturing of DaxibotulinumtoxinA for Injection because it has an identified asset that is physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. Under the ABPS Agreement, we are subject to minimum purchase obligations of up to $30 million for each of the years ending December 31, 2022, 2023 and 2024. Each party has the right to terminate the ABPS Agreement without cause, with an 18-month written notice to the other party. In January 2022, we had substantively obtained the right of control for the dedicated fill-and-finish line and the lease commenced as a finance lease.
In May 2022, we amended a statement of work under the ABPS Agreement pursuant to which the minimum purchase obligations of $30 million per year were eliminated, and instead the minimum purchase obligations would be negotiated prior to the beginning of each year over the term of the agreement. We are currently evaluating the impact of the amendment on the condensed consolidated balance sheet and the related right-of-use asset and lease liability.
The operating and finance lease costs are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Finance lease:
Interest on finance lease liabilities	$1,508	$—
Variable lease cost - finance lease(1)	1,390	—
Total finance lease costs	2,898	—
Operating lease:
Operating lease cost	2,223	1,704
Variable lease cost - operating leases(2)	434	283
Total operating lease costs	2,657	1,987
Total lease cost	$5,555	$1,987
(1)Variable lease cost includes validation, qualification, materials, and other non-commercial related services which are not included in the lease liabilities and are expensed as incurred.
(2)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As of March 31, 2022, maturities of our lease liabilities are as follows (in thousands):

	Finance Lease	Operating Leases	Total
Year Ending December 31,
2022 remaining nine months	$14,489	$6,244	$20,733
2023	34,875	8,468	43,343
2024	26,898	8,723	35,621
2025	4,875	8,981	13,856
2026	—	9,242	9,242
2027 and thereafter	—	17,146	17,146
Total lease payments	81,137	58,804	139,941
Less imputed interest	(9,349)	(16,071)	(25,420)
Present value of lease payments	$71,788	$42,733	$114,521
Our lease contracts do not provide a readily determinable implicit rates, as such, we used the estimated incremental borrowing based on the information available at the adoption or commencement dates. As of March 31, 2022, remaining lease terms and discount rates are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	3.0	8.2
Weighted-average discount rate	8.5%	9.8%
Supplemental cash flow information related to the leases was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,076	$1,761
Right-of-use assets obtained in exchange for lease liabilities
Finance lease	$70,280	$—
Leases Not Yet Commenced
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
The LSNE Agreement may contain a lease related to a dedicated fill-and-finish line for the manufacturing of the Products because it has identified assets that are physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity implied from the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The embedded lease has not yet commenced as of March 31, 2022. The commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the LSNE Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Agreement. As of March 31, 2022, we made prepayment of $12 million to LSNE and was recorded on “other non-current assets” in the condensed consolidated balance sheets. Based on our best estimate as of March 31, 2022, our total commitment under the LSNE Agreement will be $16 million for 2022, $13 million for 2023, $18 million for 2024, $25 million for 2025, $30 million for 2026, and $135 million for 2027 and thereafter in aggregate.

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

8. Debt
The following table provides information regarding our debt:

	March 31,	December 31,
(in thousands)	2022	2021
Convertible senior notes (the “2027 Notes”)	$287,500	$287,500
Less: Unamortized debt issuance costs	(6,548)	(6,865)
Carrying amount of the 2027 Notes	280,952	280,635

Notes payable	100,000	—
Less: Unamortized debt issuance costs	(1,395)	—
Less: Unamortized debt discount	(1,606)	—
Carrying amount of notes payable	96,999	—
Debt, non-current	$377,951	$280,635
Interest expense relating to our debt in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Contractual interest expense	$1,588	$1,258
Amortization of debt issuance costs	332	310
Amortization of debt discount	11	—
Total interest expense	$1,931	$1,568

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Notes Payable
On March 18, 2022, we entered into a note purchase agreement with Athyrium Buffalo LP (“Athyrium”), as administrative agent and Purchaser, and Hint, Inc., as a guarantor (the “Note Purchase Agreement”), pursuant to which the Purchasers (as defined therein) agreed to purchase from us, and we agreed to issue to such Purchasers, notes payable by us (the “Notes”). On March 18, 2022, we issued to the Purchasers notes in an aggregate principal amount for all such notes of $100.0 million (the “First Tranche”). Subject to satisfaction of certain conditions set forth in the Note Purchase Agreement, including the FDA approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, we may issue $100.0 million in additional Notes (the “Second Tranche”) under the Note Purchase Agreement until September 18, 2023. In addition, there is an uncommitted tranche of additional Notes in an aggregate amount of up to $100.0 million (the “Third Tranche”) available until March 31, 2024 subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines preceding the date of the draw request for the Third Tranche note, and approval by Athyrium Capital Management, LP.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
Initially, the Notes bear interest at an annual fixed interest rate equal to 8.50%. If the Third Tranche of Notes becomes committed, the Notes will then bear interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month LIBOR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Note, commencing on the last business day of the calendar month following the funding date thereof, and continuing until the last business day of each March, June, September and December through September 18, 2026 (the “Maturity Date”). The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million aggregate principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the Effective Date but on or prior to the second anniversary of the Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
The Note Purchase Agreement includes affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also (i) maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times and (ii) upon the occurrence of certain specified events set forth in the Note Purchase Agreement, achieve at least $70.0 million of Consolidated Teoxane Distribution Net Product Sales (as defined in the Note Purchase Agreement) on a trailing twelve-months basis. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and undergoing a change in control, in each case subject to certain exceptions.
If we do not comply with the affirmative and negative covenants, such non-compliance may be an event of default under the Note Purchase Agreement. The Note Purchase Agreement also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 2.0% and would provide Athyrium, as administrative agent, with the right to exercise remedies against us and the collateral, including foreclosure against our property securing the obligations under the Note Purchase Agreement, including our cash. These events of default include, among other things, our failure to pay principal or interest due under the Note Purchase Agreement, a breach of certain covenants under the Note Purchase Agreement, our insolvency, the occurrence of a circumstance which could have a material adverse effect and the occurrence of any default under certain other indebtedness.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of March 31, 2022 and December 31, 2021, we had not purchased any shares under the capped call transactions.
9. Stockholders’ Equity and Stock-Based Compensation
2014 Equity Incentive Plan (the “2014 EIP”)
On January 1, 2022, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 2,863,362 shares. For the three months ended March 31, 2022, 429,736 stock options and 2,357,516 restricted stock units, including 1,518,389 performance stock units, were granted under the 2014 EIP. As of March 31, 2022, 3,060,675 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the three months ended March 31, 2022, no stock options or awards were granted under the 2014 IN. As of March 31, 2022, 680,678 shares were available for issuance under the 2014 IN.
HintMD Plan
For the three months ended March 31, 2022, no stock options or awards were granted under the Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”), As of March 31, 2022, 463,567 shares were available for issuance under the HintMD Plan.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2022, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of March 31, 2022, 2,005,796 shares were available for issuance under the 2014 ESPP.
Net Loss per Share
Our basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, which includes the vested restricted stock awards. The diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, shares of common stock underlying the 2027 Notes at the initial conversion price, outstanding stock options, unvested restricted stock awards/units and performance stock awards/units, and shares of common stock expected to be purchased under 2014 ESPP are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented below:

	March 31,
	2022	2021
Convertible senior notes	8,878,938	8,878,938
Outstanding stock options	5,072,328	5,004,596
Unvested restricted stock awards and performance stock awards	2,814,890	4,083,686
Unvested restricted stock units and performance stock units	2,331,448	—
Shares of common stock expected to be purchased on June 30 under the 2014 ESPP	199,217	100,769
At-The-Market Offering
In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $125.0 million. We are not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights.
For the three months ended March 31, 2022, we sold 470,070 shares of common stock under the 2020 ATM Agreement at a weighted average price of $19.53 per share resulting in net proceeds of $8.9 million after sales agent commissions and offering costs.
As of March 31, 2022, we had $23.4 million available for offering and issuance under the 2020 ATM Agreement excluding applicable commission and offering costs. From April 1, 2022 to the filing date of this Report, we sold 1,264,783 shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.41 per share resulting in net proceeds of $22.8 million after sales agent commissions and offering costs.
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Selling, general and administrative	$8,164	$7,281
Research and development	6,199	3,326
Total stock-based compensation	$14,363	$10,607

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy.

	March 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$166,585	$166,585	$—	$—
U.S. treasury securities	16,021	16,021	—	—
Commercial paper	34,464	—	34,464	—
Corporate bonds	13,746	—	13,746	—
Total assets measured at fair value	$230,816	$182,606	$48,210	$—

Liabilities
Derivative liability	$3,064	$—	$—	$3,064
Total liabilities measured at fair value	$3,064	$—	$—	$3,064

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$90,355	$90,355	$—	$—
Commercial paper	87,964	—	87,964	—
Corporate bonds	26,484	—	26,484	—
Total assets measured at fair value	$204,803	$90,355	$114,448	$—

Liabilities
Derivative liability	$3,020	$—	$—	$3,020
Total liabilities measured at fair value	$3,020	$—	$—	$3,020

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
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2021	$3,020
Change in fair value	44
Fair value as of March 31, 2022	$3,064
Our Level 3 financial instrument is a derivative liability related to a settlement agreement in 2012, pursuant to which we are obligated to pay $4.0 million upon achieving regulatory approval for DaxibotulinumtoxinA for Injection or DaxibotulinumtoxinA Topical. We determined that such payment was a derivative instrument that requires fair value accounting as a liability and periodic fair value remeasurement until settled. The fair value of the derivative liability was

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The significant unobservable inputs used in the fair value measurement of the product approval payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.
The fair value of the 2027 Notes and the Notes payable (Note 8) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and the Notes payable for disclosure purposes only. As of March 31, 2022, and December 31, 2021 the fair value of the 2027 Notes was $272.4 million and $257.1 million, respectively. As of March 31, 2022 the fair value of the Notes payable was approximately the same as its unamortized carrying value.
11. Commitments and Contingencies
Teoxane Agreement
In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane SA (“Teoxane”), as amended in September 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds (the “Current RHA® Collection”) and RHA® Redensity, which had been approved for the treatment of moderate to severe dynamic perioral rhytids (lip lines) (collectively, the “RHA® Collection of dermal fillers”), and (ii) future hyaluronic acid filler advancements and products by Teoxane (the “RHA® Pipeline Products”) in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement is effective for a term of ten years from product launch in September 2020 and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.
Other Contingencies
We are obligated to make a $2.0 million milestone payment to a developer of botulinum toxin, List E, LLC (“List E”) upon achievement of a certain regulatory milestone. As of March 31, 2022, the milestone had not been achieved. We are also obligated to pay royalties to List E on future sales of botulinum toxin products.
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
For the three months ended March 31, 2022 and 2021, no amounts associated with the indemnification agreements have been recorded.
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
On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021 in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements regarding the manufacturing of DaxibotulinumtoxinA for Injection and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. We dispute these claims and intend to defend the matter vigorously.
These lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of either lawsuit, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with each lawsuit.
12. Segment Information
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
Corporate and other expenses include operating expense related to general and administrative expenses, depreciation and amortization, stock-based compensation, in-process research and development and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. Intersegment revenue was $0.3 million for the three months ended March 31, 2022, and there was no inter-segment revenue for the three months ended March 31, 2021.
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue:
Product Segment	$24,405	$13,158
Service Segment	856	141
Total revenue	$25,261	$13,299
Reconciliation of Segment Loss from Operations to Condensed Consolidated Loss from Operations

	Three Months Ended March 31,
(in thousands)	2022	2021
Loss from operations:
Product Segment	$(24,951)	$(37,285)
Service Segment	(3,935)	(3,975)
Corporate and other expenses	(33,335)	(28,752)
Total loss from operations	$(62,221)	$(70,012)
We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
13. Subsequent Event
At-The-Market Offering
On May 10, 2022, we terminated the 2020 ATM Agreement and entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this Report and in conjunction with our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
This Report including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, milestone expectations, expected cash runway and cash preservation plans; our ability to mitigate the substantial doubt to continue as a going concern; our future responses to and the effects of the COVID-19 pandemic; the requirements, timing and regulatory approval process for the biologics license application (the “BLA”) for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, the U.S. Food and Drug Administration (the “FDA”) reinspection of our manufacturing facility, including our ability to adequately address the FDA’s observations from the manufacturing site inspection in our response and the FDA’s review of the resubmission and the approval of the BLA; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates, including with respect to the RHA® Pipeline Products (as defined below); our expectations regarding the HintMD fintech platform (the “HintMD Platform”) and OPULTM Relational Commerce Platform (“OPULTM” and together with the HintMD Platform, the “Fintech Platform”), including their features, functionality, gross processing volume (“GPV”) and profitability; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates including the outcome of such clinical studies and trials; development of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® (an “onabotulinumtoxinA biosimilar”), which would compete in the existing short-acting neuromodulator marketplace; the process and our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection; our ability to successfully compete in the dermal filler, neuromodulator and fintech services markets; the design of our clinical studies; the markets for our current and future products and services; our business strategy, plans and prospects, including our commercialization plans and ability to commercialize the RHA® Collection of dermal fillers (as defined below) and DaxibotulinumtoxinA for Injection, if approved; the potential benefits of the RHA® Collection of dermal fillers, our drug product candidates and the Fintech Platform; the extent to which our products and services are considered unique and premium; the rate and degree of economic benefit of the RHA® Collection of dermal fillers, OPUL™ and our drug product candidates, if approved; patent defensive measures; and strategic collaborations are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Item 1A. “Risk Factors” and elsewhere in this Report.
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
•Management has concluded there is substantial doubt about our ability to continue as a going concern, and we will require substantial additional capital to continue to operate our business and achieve our goals. We have incurred significant losses since our inception and we anticipate that these losses will continue for the foreseeable future. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
•The terms of the Note Purchase Agreement (as defined below) place restrictions on our operating and financial flexibility, and if we fail to comply with these restrictions, our business, business prospects, results of operations and financial condition may be adversely affected.
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
•If we do not effectively manage our expanded operations in connection with the acquisition of Hint, Inc. (“HintMD”), or if we are not able to achieve market acceptance of the Fintech Platform, then we may not achieve the anticipated benefits or recoup the substantial expense incurred in connection with the acquisition.
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
•We are currently, and in the future may be, subject to securities class action or stockholder derivative actions. If securities, product liability or other lawsuits are brought against us and we cannot successfully defend ourselves, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.
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
•Servicing our debt, including the Note Purchase Agreement (as defined below) and the 2027 Notes (as defined below), requires a significant amount of cash to pay our substantial debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.
•If we fail to attract and retain qualified management, clinical, scientific, technical and sales personnel, we may be unable to successfully execute our objectives.

Overview
Revance is a commercial stage biotechnology company focused on innovative aesthetic and therapeutic offerings, including its next-generation, long-acting, neuromodulator product, DaxibotulinumtoxinA for Injection. DaxibotulinumtoxinA for Injection combines a proprietary stabilizing peptide excipient with a highly purified botulinum toxin that does not contain human or animal-based components. We have successfully completed Phase 3 programs for DaxibotulinumtoxinA for Injection across two different treatment categories, aesthetics and therapeutics. In the aesthetics category, we completed our Phase 3 program for the treatment of moderate to severe glabellar (frown) lines and are pursuing U.S. regulatory approval. In the therapeutics category, we completed our Phase 3 program for the treatment of cervical dystonia in November 2021 and plan to pursue U.S. regulatory approval following the FDA approval of DaxibotulinumtoxinA for Injection for glabellar lines. We are also evaluating additional aesthetic and therapeutic indications for DaxibotulinumtoxinA for Injection including the full upper face, which includes glabellar lines, forehead lines and crow’s feet, and adult upper limb spasticity. To complement DaxibotulinumtoxinA for Injection, we own a unique portfolio of premium products and services for U.S. aesthetics practices, including the exclusive U.S. distribution rights to the RHA® Collection of dermal fillers, the first and only range of FDA approved fillers for correction of dynamic facial wrinkles and folds, and OPUL™. We have also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace.
Impact of the COVID-19 Pandemic on Our Operations
The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, the regulatory approval process for our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. The COVID-19 pandemic has caused delays in the regulatory approval process for DaxibotulinumtoxinA for Injection. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA reiterated that an inspection of our manufacturing facility was required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Although the inspection has been completed, in October 2021, we received a CRL due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. We resubmitted the BLA in March 2022, and in April 2022, the FDA accepted the resubmission of the BLA and designated the BLA as a Class 2 resubmission with a Prescription Drug User Fee Act (“PDUFA”) date of September 8, 2022, with a reinspection required. We cannot be certain of the continued impact of the COVID-19 pandemic on the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including the timing of the FDA's reinspection of the manufacturing facility, whether the PDUFA goal will be met or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file.
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
The global computer chip shortage has impacted and may in the future impact our third-party partners’ ability to provide us with the point of sale (“POS”) hardware terminals that are provided to customers as a part of the OPUL™ service offering. If our third-party partner cannot provide enough POS terminals to meet OPULTM demand or we are unable to provide a substitute device, we may be unable to timely board new customers or fulfill orders for additional hardware from existing customers. If the shortage continues for an extended period of time, it could materially and adversely affect the Fintech Platform’s business.
Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. The COVID-19 pandemic has and may further delay enrollment in and the progress of clinical trials for our product candidates and the RHA® Pipeline Products. Even as some restrictions have been lifted and vaccines are widely available in the United States and certain other countries, the COVID-19 pandemic may continue to result in government imposed quarantines and consume hospital resources, especially if infection rates rise or more contagious variants develop and spread. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 pandemic. The trial was originally designed to include 128 subjects. Due to COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, in June 2020, we announced the decision to end screening and complete the JUNIPER trial with the 83 patients enrolled at that time.
The COVID-19 pandemic has caused and may continue to cause general business disruption worldwide. In response to the COVID-19 pandemic, we curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Throughout the COVID-19 pandemic, certain manufacturing, quality and laboratory-based employees continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and have begun to transition certain employees back on-site on a full or part-time basis and in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, if the severity, duration or nature of the COVID-19 pandemic changes, it may have an impact on our ability to continue on-site operations, which could disrupt our manufacturing operations, clinical trials, sales activities and other operations. See “Item 1A. Risk Factors—The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.”
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

Regulatory Update on DaxibotulinumtoxinA for Injection for the Treatment of Glabellar Lines
On March 8, 2022, we announced that we resubmitted the BLA to the FDA with respect to DaxibotulinumtoxinA for Injection for the treatment of glabellar lines in response to the CRL previously issued by the FDA. On April 21, 2022, the FDA accepted the resubmission of the BLA and designated the BLA as a Class 2 resubmission with a PDUFA date of September 8, 2022, with a reinspection required.

RHA® Collection of Dermal Fillers
For the three months ended March 31, 2022, we recognized $20.8 million in product revenue and $7.3 million in cost of product revenue (exclusive of amortization) from the sale of the RHA® Collection of dermal fillers.

The Fintech Platform
For the three months ended March 31, 2022, the Fintech Platform processed $154 million of gross processing volume (“GPV”). GPV measures the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds. The Company also uses the Fintech Platform PayFac capabilities to process credit card transactions for products purchased from the Company; these transactions are not included in GPV. Since the Fintech Platform predominantly generates revenue as a percentage of credit card processing volumes, we use GPV as a key indicator of the ability of the Fintech Platform to generate revenue.

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

Note Purchase Agreement
On March 18, 2022, we entered into a note purchase agreement (the “Note Purchase Agreement”) with Athyrium Buffalo LP (together with its affiliates, “Athyrium”), as administrative agent, the purchasers party thereto from time to time (the “Purchasers”), including Athyrium, and HintMD, as a guarantor, pursuant to which the Purchasers agreed to purchase from us, and we agreed to issue to such Purchasers, notes payable by us. On March 18, 2022, we issued to the Purchasers notes in an aggregate principal amount for all such notes of $100.0 million (the “Notes Payable”). See “—Liquidity and Capital Resources” for additional information.
At-The-Market (“ATM”) Offerings
In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). For the three months ended March 31, 2022, we sold 470,070 shares of common stock under the 2020 ATM Agreement at a weighted average price of $19.53 per share resulting in net proceeds of $8.9 million after sales agent commissions and offering costs.
As of March 31, 2022, we had $23.4 million available for issuance under the 2020 ATM Agreement excluding applicable commission and offering costs. From April 1, 2022 to the filing date of this Report, we sold 1,264,783 shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.41 per share resulting in net proceeds of $22.8 million after sales agent commissions. See “—Liquidity and Capital Resources” for additional information.
On May 10, 2022, we terminated the 2020 ATM Agreement and entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. See Part II, Item 5, “Other Information.”
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
The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern. Our existing cash, cash equivalents and short-term investments will not allow us to fund our operations for at least 12 months following the filing date of this Report. We are dependent on our ability to execute our commercial strategy for the RHA® Collection of dermal fillers, obtain the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and meet certain other conditions in order to draw on the Second Tranche (defined below) and raise sufficient additional capital outside of the Note Purchase Agreement to mitigate the substantial doubt to continue as a going concern. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan. See Part I, Item 1, “Financial Information—

Condensed Consolidated Financial Statements (Unaudited)—Notes to consolidated financial statements—Note 1—The Company and Summary of Significant Accounting Policies.”

Results of Operations
We operate in two reportable segments: our Product Segment and our Service Segment. Our Product Segment refers to the business that includes the research, development and commercialization of our product candidates and the RHA® Collection of dermal fillers. Our Service Segment refers to the business that includes the development and commercialization of the Fintech Platform.
Revenue

	Three Months Ended March 31,		2022 vs. 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Product revenue	$20,837	$11,647	$9,190	79%
Collaboration revenue	3,568	1,511	$2,057	136%
Service revenue	856	141	$715	507%
Total revenue	$25,261	$13,299	$11,962	90%
Product Revenue
We have only generated product revenue from the sale of the RHA® Collection of dermal fillers.
For the three months ended March 31, 2022, our product revenue increased compared to the same period in 2021 due to higher sales volumes of the RHA® Collection of dermal fillers.
Collaboration Revenue
We are actively developing onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the cost of development service incurred over the total estimated cost of development service multiplied by the determined transactions price of the contract.
For the three months ended March 31, 2022, our collaboration revenue increased compared to the same period in 2021 due to increased development activities of the onabotulinumtoxinA biosimilar program.
Service Revenue
Our service revenue is generated from the Fintech Platform, which earns revenues through payment processing fees and certain value-added services. In our HintMD Platform service offerings, we generally recognize service revenue net of costs as an accounting agent. In our OPUL™ service offerings, we generally recognize service revenue on a gross basis as the accounting principal because we maintain control of the service offerings to our customers as the PayFac. Since the fourth quarter of 2021, we have been onboarding new customers exclusively to OPUL™, and since October 2021, migrating existing customers from the HintMD Platform to OPUL™. While the ongoing migration of existing customers is not expected to have a material impact to the gross margin generated by the Fintech Platform in the near term, it is expected to cause a gross-up effect to service revenue and cost of service revenue (exclusive of amortization) due to the gross versus net presentation difference in revenue accounting between the HintMD Platform and OPUL™.
For the three months ended March 31, 2022, our service revenue increased compared to the same period in 2021 primarily due to increased GPV associated with the commercial launch of OPUL™ in October 2021 and the presentation difference in revenue accounting as described above.

Operating Expenses

	Three Months Ended March 31,		2022 vs. 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$7,328	$4,217	$3,111	74%
Cost of service revenue (exclusive of amortization)	565	—	$565	N/M
Selling, general and administrative	45,075	49,005	$(3,930)	(8)%
Research and development	30,729	27,251	$3,478	13%
Amortization	3,785	2,838	$947	33%
Total operating expenses	$87,482	$83,311	$4,171	5%
N/M - Not meaningful
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
For the three months ended March 31, 2022, our cost of product revenue (exclusive of amortization) increased compared to the same period in 2021 due to higher sales volumes of the RHA® Collection of dermal fillers.
Cost of Service Revenue (exclusive of amortization)
Cost of service revenue (exclusive of amortization) primarily consists of interchanges fees, hardware costs, and various fees in the fulfillment of our financial services.
For the three months ended March 31, 2022, cost of service revenue (exclusive of amortization) increased compared to the same period in 2021 due to the increase of OPUL™ processing volume as well as the change to the gross accounting presentation of revenue and costs associated with OPUL™ as described in the Service Revenue section above.
We expect the cost of service revenue (exclusive of amortization) to increase in the future as we expand the general availability of OPUL™ for existing and new customers and due to the change to the gross accounting presentation of revenue and costs associated with OPUL™ as described in the Service Revenue section above.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		2022 vs. 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Selling, general and administrative	$35,777	$40,792	$(5,015)	(12)%
Stock-based compensation	8,164	7,281	$883	12%
Depreciation and amortization	1,134	932	$202	22%
Total selling, general and administrative expenses	$45,075	$49,005	$(3,930)	(8)%
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
Selling, general and administrative expenses before stock-based compensation and depreciation and amortization
For the three months ended March 31, 2022, selling, general and administrative expenses decreased compared to the same period in 2021, primarily due to an decrease in sales and marketing expenses, of which $3.6 million and $0.1 million was attributed to the Product Segment and the Service Segment, respectively.
The decreases in selling, general and administrative expenses were primarily related to cash preservation and expense management initiatives discussed above as well as other ongoing operating cost efficiencies realized related to travel and training costs in the Product Segment, partially offset by sales and marketing expenses related to the RHA® Collection of dermal fillers.

Stock-based compensation
For the three months ended March 31, 2022, stock-based compensation included in selling, general and administrative expenses increased compared to the same period in 2021, primarily due to more stock award grants to employees in selling, general and administrative functions.

Research and Development Expenses

	Three Months Ended March 31,		2022 vs. 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Manufacturing and quality	$13,625	$10,078	$3,547	35%
Clinical and regulatory	3,977	8,064	$(4,087)	(51)%
Stock-based compensation	6,199	3,326	$2,873	86%
Platform and software development	3,118	2,081	$1,037	50%
Other research and development expenses	3,353	3,231	$122	4%
Depreciation and amortization	457	471	$(14)	(3)%
Total research and development expenses	$30,729	$27,251	$3,478	13%
In the Product Segment, we do not believe that allocation of all research and development costs by product candidate would be meaningful; therefore, we generally do not track these costs by product candidates unless contractually required by our business partners. In the Service Segment, our research and development expenses relate to the development and introduction of new functionalities and features of OPUL™ that are not subjected to capitalization.
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
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs, and pre-approval manufacturing of drug products used in preparation for our regulatory activities and anticipated commercial launch with respect to DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and research and development activities for DaxibotulinumtoxinA for Injection. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our products to support quality control and assurance activities. For the three months ended March 31, 2022 and 2021, manufacturing and quality expenses were 44% and 37% of the total research and development expenses for the respective periods.
For the three months ended March 31, 2022, manufacturing and quality expenses increased compared to the same period in 2021, primarily due to expenses related to pre-commercial manufacturing and quality activities, including hiring additional personnel in anticipation and support of FDA inspection and the approval process of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. We expect that our manufacturing and quality expenses will remain at least at the current level until the potential approval of DaxibotulinumtoxinA for Injection. Certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs after the potential approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is obtained.
Clinical and regulatory
Clinical and regulatory expenses include costs related to personnel, external clinical sites for clinical trials, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the clinical development of DaxibotulinumtoxinA for Injection. For the three months ended March 31, 2022 and 2021, clinical and regulatory costs were 13% and 30% of the total research and development expenses for the respective periods.
For the three months ended March 31, 2022, clinical and regulatory expenses decreased compared to the same period in 2021, primarily due to the completion of multiple clinical trials in 2021, offset by ongoing support of the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. We expect clinical and regulatory expenses to remain at the current level or decrease in the near term primarily due to capital preservation measures which includes deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities.
Stock-based compensation
For the three months ended March 31, 2022, stock-based compensation included in research and development expenses increased compared to the same periods in 2021, primarily due to stock modification accounting adjustments related to the separation of an executive officer from the Company as well as more stock award grants to employees in research and development related functions.

Platform and software development
Platform and software development include expenses associated with research and development activities in the Service Segment, which primarily represent the costs of developing new functionality or features of OPUL™ that are not subject to capitalization. For the three months ended March 31, 2022 and 2021, platform and software development expenses were 10% and 8% of the total research and development expenses for the respective periods.
For the three months ended March 31, 2022, platform and software development expenses increased compared to the same period in 2021, primarily related to increased development related activities for OPUL™, including future features.
Other research and development expenses
Other research and development expenses include expenses for personnel, CROs, consultants, and supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar. For the three months ended March 31, 2022 and 2021, other research and development expenses were 11% and 12% of the total research and development expenses for the respective periods.
For the three months ended March 31, 2022, other research and development expenses increased compared to the same period in 2021, primarily due to the increased development service activities related to the onabotulinumtoxinA biosimilar program.
Amortization
For the three months ended March 31, 2022, amortization increased compared to the same period in 2021, primarily due to the amortization related to the in-process research and development assets as well as the platform software, which were placed in service in the second quarter of 2021.
Net Non-Operating Income and Expense

	Three Months Ended March 31,		2022 vs. 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Interest income	$76	$97	$(21)	(22)%
Interest expense	(1,931)	(1,560)	$(371)	24%
Change in fair value of derivative liability	(44)	(59)	$15	(25)%
Other expense, net	(222)	(105)	$(117)	111%
Total net non-operating expense	$(2,121)	$(1,627)	$(494)	30%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.

Interest Expense
Interest expense includes cash and non-cash components. The cash component of the interest expense represents the contractual interest charges for our 2027 Notes and Notes Payable. The non-cash component of the interest expense represents the amortization of debt issuance costs for our 2027 Notes and the amortization of debt insurance cost and debt discount for the Notes Payable.
For the three months ended March 31, 2022, interest expense decreased compared to the same period in 2021 primarily due to the contractual interest on the Notes Payable, which we began to incur in the first quarter of 2022.
Change in Fair Value of Derivative Liability
The derivative liability on our consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of derivative liability until paid.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	March 31, 2022	December 31, 2021	Increase (Decrease)
Cash, cash equivalents, and short-term investments	$262,590	$225,071	$37,519
Working capital	$214,264	$178,828	$35,436
Stockholders’ equity	$25,541	$68,471	$(42,930)
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
As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $262.6 million and $225.1 million, respectively, which represented an increase of $37.5 million.
The increase was primarily due to the proceeds from the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount of $98.2 million, and the issuance of shares of our common stock in connection with the ATM offering program, net of commissions, of $9.0 million. These increase were primarily offset by cash and restricted cash used in operating activities of $62.1 million, finance lease prepayments of $4.0 million, net settlement of restricted stock awards for employee taxes of $2.4 million, and purchase of property and equipment of $1.5 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(61,270)	$(74,755)
Investing activities	$44,568	$(38,420)
Financing activities	$105,313	$29,044
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
For the three months ended March 31, 2022, net cash used in operating activities was $61.3 million, which was primarily due to personnel and compensation costs of approximately $39.8 million; professional services and consulting fees of approximately $17.0 million; rent, supplies and utilities expenses of approximately $14.8 million; legal and other administrative expense of approximately $5.5 million; clinical trials expenses of approximately $2.4 million, and the 2027 Notes interest paid of $2.5 million, offset by approximately $20.8 million from product and service revenue.
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
Cash Flows from Investing Activities
For the three months ended March 31, 2022 and 2021, net cash provided by or used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments, purchases of property and equipment and prepayments for a finance lease.
Cash Flows from Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities was driven by the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount, and the ATM offering program, net of commissions. The inflows were offset by the net settlement of restricted stock awards for employee taxes.
For the three months ended March 31, 2021, net cash provided by financing activities was driven by the at-the-market offering program, net of commissions, and proceeds from the exercise of stock options and common stock warrants. The inflows were offset by the net settlement of restricted stock awards for employee taxes and payments of offering costs.
Note Purchase Agreement
On March 18, 2022, we entered into the Note Purchase Agreement and issued Notes Payable to the Purchasers in an aggregate principal amount for all such notes of $100.0 million (the “First Tranche”). Subject to satisfaction of certain conditions set forth in the Note Purchase Agreement, including the FDA approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, $100.0 million in additional Notes Payable (the “Second Tranche”) remains available to us under the Note Purchase Agreement until September 18, 2023. In addition, there is an uncommitted tranche of additional Notes Payable in an aggregate amount of up to $100.0 million (the “Third Tranche”) available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve-months revenue for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines preceding the date of the draw request for the Third Tranche, and approval by Athyrium Capital Management, LP.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
Initially, the Notes Payable bear interest at an annual fixed interest rate equal to 8.50%. If the Third Tranche of Notes Payable becomes committed, the Notes Payable will then bear interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month LIBOR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Note Payable commencing on the last business day of the calendar month following the funding date thereof, and continuing until the last business day of each March, June, September and December through September 18, 2026 (the “Maturity Date”). The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the Effective Date but on or prior to the second anniversary of the Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the notes (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
The Note Purchase Agreement includes affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also (i) maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times and (ii) upon the occurrence of certain specified events set forth in the Note Purchase Agreement, achieve at least $70.0 million of Consolidated Teoxane Distribution Net Product Sales (as defined in the Note Purchase Agreement) on a trailing twelve-months basis. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and undergoing a change in control, in each case subject to certain exceptions.
If we do not comply with the affirmative and negative covenants, such non-compliance may be an event of default under the Note Purchase Agreement. The Note Purchase Agreement also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 2.0% and would provide Athyrium, as administrative agent, with the right to exercise remedies against us and the collateral, including foreclosure against our property securing the obligations under the Note Purchase Agreement, including our cash. These events of default include, among other things, our failure to pay principal or interest due under the Note Purchase Agreement, a breach of certain covenants under the Note Purchase Agreement, our insolvency, the occurrence of a circumstance which could have a material adverse effect and the occurrence of any default under certain other indebtedness.
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
ATM Programs
For the three months ended March 31, 2022, we sold 470,070 shares of common stock under the 2020 ATM Agreement at a weighted average price of $19.53 per share resulting in net proceeds of $8.9 million after sales agent commissions and offering costs. As of March 31, 2022, we had $23.4 million available for issuance under the 2020 ATM Agreement excluding applicable commission and offering costs. From April 1, 2022 to the filing date of this Report, we sold 1,264,783 shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.41 per share resulting in net proceeds of $22.8 million after sales agent commissions. On May 10, 2022, we terminated the 2020 ATM Agreement and entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150 million of our common stock.

Common Stock and Common Stock Equivalents
As of April 29, 2022, outstanding shares of common stock were 72.8 million, outstanding stock options were 5.0 million, unvested restricted stock awards and performance stock awards were 2.7 million, unvested restricted stock units and performance stock units were 2.4 million, shares expected to be purchased on June 30, 2022 under the 2014 ESPP were 0.2 million, and shares of common stock underlying the 2027 Notes is 8.9 million based upon the initial conversion price.
Operating and Capital Expenditure Requirements - Going Concern
Since inception, we have devoted substantial efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DaxibotulinumtoxinA for Injection, DaxibotulinumtoxinA Topical, the onabotulinumtoxinA biosimilar, development of the Fintech Platform and the commercial launch of our products and services. We have not generated substantial revenue to date. As a result, we have incurred losses and negative cash flows from operations and we expect to continue to incur losses for the foreseeable future. We expect to continue to devote capital toward significant research and development, sales and marketing, and other expenses related to our ongoing operations. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition. Further, to grow the Fintech Platform business, we must develop features, products and services that reflect the needs of customers and the changing nature of payments processing software and continually modify and enhance the Fintech Platform to keep pace with changes in updated hardware, software, communications and database technologies and standards. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of our product candidates. In addition, other unanticipated costs may arise from disruptions associated with the COVID-19 pandemic.
We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers, and in March 2022, we received proceeds from the First Tranche of the Note Purchase Agreement. Our capital requirements and operating plan may change as a result of many factors, the most significant of which relates to the timing of potential approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines.
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
In order to mitigate the substantial doubt to continue as a going concern, we will be required to continue to execute our commercial strategy for the RHA® Collection of dermal fillers, obtain the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and meet certain other conditions in order to draw on the Second Tranche under the Note Purchase Agreement and raise additional capital outside of the Note Purchase Agreement to meet our operating obligations and fund our operations. We may seek additional capital through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, because we are unable to draw on the Second Tranche or because we are unable to raise capital through another method, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan.

If we raise additional capital through marketing and distribution arrangements, royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business. In addition, our ability to raise capital may be limited by restrictions under the Note Purchase Agreement.

If the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is approved, following approval, we may draw on the Second Tranche, which could generate up to $100.0 million of operating capital, and expect to increase operating expenditures with respect to: activities required to support the preparation for and commercialization for DaxibotulinumtoxinA for Injection; internal and external manufacturing capabilities; the development and continued commercialization of OPUL™; the completion of clinical trials and associated programs relating to DaxibotulinumtoxinA for Injection for various indications, an onabotulinumtoxinA biosimilar and our investment in future innovations in the RHA® Pipeline Products; and the procurement of regulatory approval for DaxibotulinumtoxinA for Injection for various indications and an onabotulinumtoxinA biosimilar.

Please read Part II, Item 1A. “Risk Factors —We will require substantial additional financing to continue to operate our business and achieve our goals” for additional information.”
Critical Accounting Policies and Estimates
For the three months ended March 31, 2022, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2022, from those as of December 31, 2021 as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.
Note Purchase Agreement
On the March 18, 2022, we issued the First Tranche of the Notes Payable under the Note Purchase Agreement, and the Notes Payable bear interest at an annual fixed interest rate equal to 8.50%. We are required to make quarterly interest payments on each Note Payable issued under the Note Purchase Agreement commencing on the last business day of the calendar month following the funding date thereof, and continuing until the last business day of each March, June, September and December through September 18, 2026 (the “Maturity Date”). The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the Effective Date but on or prior to the second anniversary of the Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 8—Debt” for details of the Notes Payable.

Finance Lease Obligation
In January 2022, we had substantively obtained the right of control for the dedicated fill-and-finish-line and the associated lease commenced as a finance lease. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 7—Leases” for details of the finance lease obligations.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the three months ended March 31, 2022, our exposure to market risk did not change materially from what was disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
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
Changes in Internal Control over Financial Reporting
For the three months ended March 31, 2022, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021 in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements regarding the manufacturing of DaxibotulinumtoxinA for Injection and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. We dispute these claims and intend to defend the matter vigorously.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection. *
To date, we have invested substantial efforts and financial resources in the research and development of neuromodulator product candidates. Our near-term prospects, including our ability to finance our business and generate revenue, and our future growth is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection. In December 2018, we completed Phase 3 clinical development for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. Although we have successfully completed the Phase 3 clinical development program for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, our ability to receive FDA approval, and its timing, is uncertain.
We submitted the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines in November 2019, which was accepted by the FDA on February 5, 2020, and the PDUFA target action date was initially set for November 25, 2020. On November 24, 2020, the FDA deferred its decision on the BLA. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA initiated the pre-approval inspection of our manufacturing facility in June 2021. Following the inspection, the FDA provided us with its observations in a Form 483, and we responded to those observations in July 2021. On October 15, 2021, we received a CRL with respect to the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA determined it was unable to approve the BLA in its present form due to deficiencies related to the onsite inspection at our manufacturing facility. The CRL did not identify any other deficiencies. In December 2021, we held a Type A meeting with the FDA to gain clarity and alignment on the requirements for approval of the BLA. Based on the meeting minutes, received by the Company on January 14, 2022, a complete response to address the outstanding observations related to the WCB and the drug substance manufacturing process will require the Company to qualify its new WCB by producing three consecutive drug substance lots and one drug product lot. We completed the manufacturing of three consecutive drug substance lots and one drug product lot as part of the qualification of the new WCB and resubmitted the BLA in March 2022. In April 2022, the FDA accepted the resubmission of the BLA and designated the BLA as a Class 2 resubmission with a PDUFA date of September 8, 2022, with a reinspection required. We cannot be certain of whether the resubmission will address the outstanding observations of the FDA, whether we will be able to remediate the deficiencies related to the manufacturing inspection, whether the PDUFA date will be met or how quickly or successfully the regulatory approval process will move following the FDA's acceptance of the BLA, including how long it will take the FDA to reinspect the manufacturing facility and the extent to which the reinspection is successful.
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
The successful development, regulatory approval and commercialization of DaxibotulinumtoxinA for Injection will depend on a number of factors, including the risks identified in this “Item 1A. Risk Factors.” One or more of these factors, many of which are beyond our control, could cause significant delays or an inability to successfully commercialize DaxibotulinumtoxinA for Injection. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of DaxibotulinumtoxinA for Injection to continue our business.
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
We will require substantial additional financing to continue to operate our business and achieve our goals.*
Since our inception, most of our resources have been dedicated to the research and development of our neuromodulator product candidates. Our clinical programs for DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar will require substantial additional funds to complete. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition. Further, to grow the Fintech Platform business, we must develop features, products and services that reflect the needs of customers and the changing nature of payments processing software and continually modify and enhance the Fintech Platform to keep pace with changes in updated hardware, software, communications and database technologies and standards and to remain competitive. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of our product candidates. In addition, other unanticipated costs may arise from disruptions associated with the COVID-19 pandemic.
As of March 31, 2022, we had a working capital surplus of $214.3 million and an accumulated deficit of $$1.5 billion. For the three months ended March 31, 2022 and 2021, we had a net loss of $64.3 million and $71.6 million, respectively. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements and sales of the Current RHA® Collection of dermal fillers, and in March 2022, we received proceeds from the Note Purchase Agreement. As of March 31, 2022, we had capital resources of $262.6 million consisting of cash, cash equivalents, and short-term investments.
On October 15, 2021, the FDA issued a CRL regarding our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA indicated it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. As a result, the potential commercial launch of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines has been delayed. The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern. Our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report. In order to mitigate the substantial doubt to continue as a going concern, we will be required to continue to execute our commercial strategy for the RHA® Collection of dermal fillers, obtain the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and meet certain other conditions in order to draw on the Second Tranche under the Note Purchase Agreement and raise additional capital outside of the Note Purchase Agreement to meet our operating obligations and fund our operations. See “Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 1—The Company ” for more information.
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
If we raise additional capital through marketing and distribution arrangements, royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business. In addition, our ability to raise capital may be limited by restrictions under the Note Purchase Agreement, including our ability to sell or license intellectual property.

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
The regulatory approval process is highly uncertain and we or any collaboration partner may not obtain regulatory approval for the commercialization of DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products or any future product candidates.*
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products or any future product candidates in the U.S. until the BLA is approved by the FDA. We are also not permitted to market the RHA® Collection of dermal fillers for additional indications for use unless and until Teoxane receives approval of a PMA supplement for such new indication for use. And, we cannot market our product candidates in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. Obtaining regulatory approval can be a lengthy, expensive and uncertain process and delay or failure can occur at any stage of any of our clinical trials. Our ability to obtain FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, and its timing, is uncertain. In addition, although Teoxane has received PMA approval for the RHA® Collection of dermal fillers, it must obtain PMA approval by the FDA for the RHA® Pipeline Products.
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
Even with positive clinical trial results, there is the risk that the FDA or other regulatory authority identify deficiencies related to the manufacturing process of our product candidates. For example, on October 15, 2021, we announced that the FDA issued a CRL regarding the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. We cannot be certain of whether our resubmission will address the outstanding observations of the FDA and whether we will be able to remediate the deficiencies related to the manufacturing inspection or how quickly or successfully the regulatory approval process will move, including how long it will take the FDA to reinspect the manufacturing facility and the extent to which the reinspection is successful.
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
The COVID-19 pandemic has affected the business of the FDA and other health authorities. In January 2022, the FDA announced the postponement of certain inspections due to the global impact of the omicron COVID-19 variant. The FDA indicated that it would perform inspections on a mission-critical basis, with the goal of resuming inspections as soon as possible. Given the continued uncertainty of the trajectory of the ongoing COVID-19 pandemic, we cannot be certain of when standard operations will resume, whether the FDA's ability to re-inspect our manufacturing facility will be delayed and whether the FDA regulatory process will take longer than the process pre-COVID-19. Interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidate. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates or the raw materials used in the manufacture of our product candidates. If the COVID-19 pandemic and the related backlog of work, another government shutdown or other disruption to the normal functioning of government agencies occurs as a result of the COVID-19 pandemic or other reasons, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including with respect to the resubmission of our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and the reinspection required for approval of the BLA, which could have a material adverse effect on our business or prospects.
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

The COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.*
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the ongoing COVID-19 pandemic. An epidemic, pandemic, outbreak or other public health crisis could cause delays in regulatory approvals needed to commercialize our product candidates or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all. The risk of a continued pandemic, or public perception of the risk, could cause customers to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Certain of these risks have materialized in connection with the COVID-19 pandemic. The extent to which the COVID-19 pandemic will further directly or indirectly impact our business, results of operations, financial condition, liquidity and research and development costs will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. For instance, the FDA was previously unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. In addition, following the FDA's completion of the site inspection, the issuance of a Form 483 and our response to the Form 483, it took longer to receive an action on the BLA from the FDA when compared to pre-COVID-19 pandemic timelines. The CRL received cited deficiencies related to manufacturing and we will be required to undergo a reinspection. We cannot be certain of whether the COVID-19 pandemic will delay the FDA in completing a reinspection or cause other delays in the regulatory approval process for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file. In addition, in March 2020 we paused enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial, and ultimately enrolled fewer subjects, due to challenges related to the COVID-19 environment. We are unable to predict whether similar delays will occur in other clinical trials or whether such delays will delay regulatory approvals.
Many of the Fintech Platform physician customers temporarily closed their offices and stopped performing procedures as a result of the COVID-19 pandemic, and while customers have reopened, a rise in infection rates, the development and spread of more contagious variants and other impacts of the COVID-19 pandemic may adversely affect their ability to stay open and the types of procedures performed. The spread of COVID-19 has also impacted our sales professionals’ ability to travel, and medical facilities and physician offices have limited access for non-patients, including our sales professionals, which has impacted our access to customers and our ability to introduce the Fintech Platform and the RHA® Collection of dermal fillers to potential customers. We cannot be certain whether or to what extent these trends may continue, and if patients’ financial circumstances or ability to or interest in receiving aesthetic procedures are materially impacted by the COVID-19 pandemic or another pandemic or public health crisis, we may be unable to generate meaningful revenue in the near term or at all.
Port closures, labor shortages and other restrictions resulting from the COVID-19 pandemic have and may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and services. If Texoane is unable to access the raw materials needed for the production of the RHA® Collection of dermal fillers, or if we are unable to access the raw materials needed to manufacture DaxibotulinumtoxinA for Injection, we may experience delays in our commercialization plans, regulatory approval process or development programs. In addition, the global chip shortage has impacted and may in the future impact our third-party partners’ ability to provide us with POS hardware terminals that are provided to customers as a part of the OPUL™ service offering. If our third-party partner cannot provide enough POS terminals to meet OPULTM demand or we are unable to provide a substitute device, we may be unable to timely board new customers or fulfill orders for additional hardware from existing customers. Changes in U.S. and foreign trade policies or border closures related to the COVID-19 pandemic or otherwise could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates. Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DaxibotulinumtoxinA for Injection and supplying it to Fosun, which would then develop, commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the U.S.–China trade relationship or the COVD-19 pandemic, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® Collection of dermal fillers in the U.S. and rely on Teoxane for our entire supply of the RHA® Collection of dermal fillers, which was previously delayed as a result of the COVID-19 pandemic and may again be delayed in the future. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require a complete or partial closure of one or more of our facilities, including our manufacturing facility, or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental authorities in response to the COVID-19 pandemic have disrupted our operations. We curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Throughout the COVID-19 pandemic, certain manufacturing, quality and laboratory-based employees continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and have begun to transition certain employees back on-site on a full or part-time basis and in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, the trajectory of the COVID-19 pandemic is uncertain, and a rise in infection rates, the development and spread of more contagious variants or other impacts of the COVID-19 pandemic may require that we transition back to work from home policies. Certain departments, like clinical, quality, quality control, manufacturing, supply chain and sales and marketing, are dependent on working on-site. The effective operation of certain of these departments is critical to manufacturing our drug substance and drug product needed for the reinspection of the manufacturing facility and commercial preparation for DaxibotulinumtoxinA for Injection and the completion of our clinical programs. If the employees in these departments are subject to work from home policies now or in the future, our business may be adversely impacted. In addition, continued reliance on personnel working from home may negatively impact productivity and employee morale, which may harm our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, HintMD or RHA® Collection of dermal fillers physician customers and other third parties with whom we do business.
Risks related to an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, could also negatively impact the business or operations of our sourcing or manufacturing partners, CROs, customers or other third parties with whom we conduct business.
These and other potential impacts of an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, has and could therefore materially and adversely affect our business, financial condition and results of operations.
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
•our ability to foster adoption of OPUL™ at scale;
•our ability to continue to fund the development and commercialization of the Fintech Platform;
•depending on third-party partners, such as Fiserv, Inc. ("Fiserv");
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
If our commercialization efforts of the RHA® Collection of dermal fillers are unsuccessful, there can be no assurance that we will have sufficient cash flow to comply with such minimum purchase and expenditure requirements. Our obligation to Teoxane to meet such requirements could:
•make it more difficult for us to satisfy obligations with respect to our indebtedness, including the 2027 Notes and the Notes Payable, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;
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
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels, geopolitical events and other challenges affecting the global economy, including the ongoing COVID-19 pandemic and conflicts between Ukraine and

Russia. These factors could lead to disruption, instability, and volatility in global markets, increase inflation, disrupt supply chains, adversely affect consumer confidence and disposable income levels and have other impacts on our business. Lower consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products and services. Decreases in the number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products and services. A weak or declining economy or geopolitical events could also strain our suppliers, possibly resulting in supply disruption. In addition, historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among small and medium-sized plastic surgery and dermatology practices offering elective aesthetic procedures, which comprise the majority of the customer base of the Fintech Platform. If economic conditions deteriorate, current and prospective customers of the Fintech Platform may elect to decrease their information technology budgets or cancel subscriptions to the Fintech Platform, which would limit our ability to grow the Fintech Platform business. The COVID-19 pandemic has resulted in an economic recession characterized by business closures and limited social interaction as well as higher levels of unemployment and reductions in working hours. Elective aesthetic procedures are discretionary and less of a priority for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities and essential items. Even after the COVID-19 pandemic subsides, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. A severe or prolonged economic downturn could also limit our ability to raise additional capital when needed on acceptable terms, if at all. These factors could have a negative impact on our potential sales and operating results.
We are currently, and in the future may be, subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.
We are currently, and may in the future be, the target of securities class actions or stockholder derivative claims. On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021. The complaint alleges that the Company and certain of its officers violated sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements regarding the manufacturing of DaxibotulinumtoxinA for Injection and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. This and any such other actions or claims could result in substantial damages and may divert management’s time and attention from our business and otherwise harm our business.
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
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. If such an event were to occur, it could result in a material disruption of our product development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, where cardholder data is compromised, we might be responsible for payment of network fines levied pursuant to payment network rules and regulations. Likewise, we will rely on third parties for the manufacture of our product candidates and have historically relied on third parties to conduct clinical trials, and similar events relating to their information technology systems could also harm our business. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business.
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
In addition, DaxibotulinumtoxinA for Injection has only been used in clinical trials to date. Therefore, the commercial or real-world experience may yield different outcomes or patient experiences due to variations in injection techniques, dilution approaches and dosing levels employed by different physician and nurse injectors. As a result, these market-based approaches may differ from our clinical trial design and could negatively impact efficacy, duration, safety and ultimately adoption.
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
•manufacture sufficient quantities of a product candidate for use in clinical trials; or
•lack of adequate funding to continue the clinical trial.

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
Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of cosmetics, pharmaceuticals and neuromodulators have developed large portfolios of patents and patent applications in fields relating to our business. For example, there are patents held by third parties that relate to treatment with neuromodulator products for indications we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and/or we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Further, if a patent infringement suit were brought against us, during the pendency of the litigation, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
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
There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We have been and in the future may be subject to this type of litigation and these types of proceedings. In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. On November 3, 2021, we filed a motion to dismiss. Allergan filed an amended complaint on November 24, 2021, reasserting the patents in its original Complaint and adding U.S. Patent No. 11,147,878. We filed another motion to dismiss in December 2021, but we cannot be certain the motion will be granted. See “Part I—Item 3. Legal Proceedings” for more information. We may be delayed or prevented from commercializing DaxibotulinumtoxinA for Injection as a result of Allergan’s lawsuit against us, which would have a material adverse effect on our ability to generate revenue. In addition, if we are found to infringe upon these patents, other patents or other intellectual property rights, or if we fail to obtain or renew a license under a patent or other intellectual property right from Allergan or other third parties, or if a third party that we are licensing technologies from is found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, halt or delay commercialization, suspend the manufacture of our products or reengineer or rebrand our products, if feasible, re-design the manufacturing process for our products, which would require FDA review and could halt or delay commercialization, or we may be unable to enter certain new product markets.
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
Interference, derivation, inter partes review, post-grant review or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patents or patent applications or those of our licensors or collaborators, or those of our competitors. For example, On July 1, 2021, we filed two petitions (IPR2021-01203 and IPR2021-01204) requesting inter partes review ("IPR") of Medy-Tox, Inc.'s (“Medy-Tox”) U.S. Patent No. 9,480,731, titled “Long Lasting Effect of New Botulinum Toxin Formulations.” On January 19, 2022, the USPTO Trial and Appeal Board denied institution of the IPRs, and on February 18, 2022, we filed a motion for a rehearing of the decision. In 2013, Medy-Tox had exclusively licensed its technology covered by this patent to Allergan plc which subsequently was acquired by AbbVie. On September 8, 2021, Medy-Tox announced that its exclusive technology transfer agreement with AbbVie was terminated and rights for Medy-Tox’s technology covered by the patent would be returned to Medy-Tox. We continue to take appropriate measures to defend our position. This IPR proceeding, litigation or other USPTO proceedings brought by us may fail or may be invoked against us by third parties.
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
Any failure to protect intellectual property rights associated with the Fintech Platform could impair our ability to protect the proprietary technology and brand of the Fintech Platform.*
We have five issued patents and 21 pending patent applications related to the Fintech Platform as of April 29, 2022. However, there is no guarantee that the pending patent applications will result in issued patents, or that the issued patents will ultimately be determined to be valid and enforceable. We also have three pending trademark applications in the United States, one pending trademark application in Australia, and one pending trademark application in Canada related to the Fintech Platform. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or other protective agreements with our employees, customers, partners and others to protect the intellectual property rights associated with the Fintech Platform. However, the steps we take to protect those intellectual property rights may be inadequate to prevent others from competing with the Fintech Platform.
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

In October 2021, we announced the commercial launch of OPUL™ and its general availability. OPUL™ is a registered PayFac. As a PayFac, OPUL™ earns revenue by charging fees for completing payment transactions and other payment-related services based on the volume of activity processed on the platform. Although OPUL™ has launched, it has only been installed in limited accounts and HintMD customers will need to be transitioned from the HintMD Platform to OPUL™. In order to increase revenue generated by the Fintech Platform, we need to expand the customer base significantly and maintain the HintMD Platform until we can transition HintMD Platform customers to OPUL™ successfully. We have limited experience operating as a PayFac. Practices and their patient customers may experience issues as a result of performance problems associated with the transition to OPUL™ and may not be satisfied with the OPUL™ experience in comparison to the HintMD Platform experience. If practices and their patient customers do not continue to utilize the HintMD Platform through the transition, OPUL™ is not widely adopted by new customers or new customers to OPUL™ are not satisfied with their experience, then our ability to expand and deepen aesthetic customer relationships and expectations for revenue growth through OPUL™ will not be achieved.

We believe that maintaining and enhancing the Fintech Platform reputation as a differentiated payments processing platform serving the medical aesthetic industry is critical to our relationship with the existing customers of the Fintech Platform and our ability to attract new customers, and may also result in the generation of new aesthetic product customers for Revance. The successful promotion of the Fintech Platform's brand attributes will depend on a number of factors, including our ability to: target and have OPUL™ adopted by premier accounts; increase loyalty between practices and patients; continue to develop high-quality software; successfully differentiate OPUL™ from competitive products and services; fund and achieve success in sales and marketing efforts; and successfully transition practices from the HintMD Platform to OPUL™.
The transition of practices from the HintMD Platform to OPUL™, product enhancements, the continued development of OPUL™ and the promotion of OPUL™ will require us to make substantial expenditures. Further, we anticipate that the expenditures will increase as we seek to expand OPUL™. We may not have sufficient funds to successfully complete these product development and marketing activities. In addition, to the extent that these activities generate increased revenue, this revenue may not offset the expenses we incur. If we do not successfully maintain and enhance the Fintech Platform offerings, it could lose customers or fail to attract potential new customers. As a result, we may not generate meaningful revenue from the Fintech Platform, which could adversely affect our business, results of operations and financial condition, or we may not realize the anticipated benefits from the HintMD Acquisition.
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
The continued growth of the Fintech Platform depends in part on the ability of users to access the Fintech Platform at any time and within an acceptable amount of time. The Fintech Platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. Disruptions to these departments and functions, some of which are outsourced, could result in product feature and enhancement delays and interruptions to or performance problems associated with the Fintech Platform. For example, the Fintech Platform contracts with engineers located in Ukraine whom may be adversely impacted by the conflict between Russian and Ukraine, which in turn may delay some product development efforts and the delivery of product and feature enhancements. In addition, we depend on external data centers, such as Amazon’s AWS, to host the Fintech Platform applications and have integrated third-party services that we rely upon as critical components of the Fintech Platform application. We do not control the operation of these facilities. The Fintech Platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the Fintech Platform), capacity constraints due to an overwhelming number of users accessing the Fintech Platform simultaneously, and denial-of-service or other cyber-attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the Fintech Platform, especially during peak usage times, and as the Fintech Platform becomes more complex and its user traffic increases. As a result, the Fintech Platform may become unavailable or users may be unable to access the Fintech Platform within a reasonable amount of time. In the event of any of the factors described above, or certain other failures of our infrastructure or that of third-parties we rely on, user data may be permanently lost. If the Fintech Platform experiences significant periods of service downtime in the future, we may be subject to claims by users of the Fintech Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and efficiently resolve interruptions or performance problems with the Fintech Platform, existing relationships with practices would be adversely affected and the Fintech Platform brand could be harmed. In addition to technological and infrastructure problems, if customers of the Fintech Platform experience other issues or are unsatisfied with the service offerings or operations of the Fintech Platform, this could result in poor relationships with practices and reputational harm to OPUL™ and, as a result, poor customer relations and reputational harm to Revance.
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
We depend on hardware providers and third-party processing partners to perform payment processing services to make the Fintech Platform work. For example, we rely on Fiserv to provide the payment gateway services that enables the Fintech Platform to process payments, and if Fiserv is unable to continue to supply processing for the Fintech Platform, the performance of the Fintech Platform could be adversely affected and its growth would be limited. The Fintech Platform's processing partners and suppliers may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce its payments revenue and disrupt its business. In addition, users of the Fintech Platform may be subject to quality issues related to its third-party processing partners or it may become involved in contractual disputes with its processing partners, both of which could impact the Fintech Platform's and Revance's reputation and adversely impact customer relationships and the Fintech Platform's ability to generate revenue.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the equivalent law in the United Kingdom (“UK GDPR”) impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR and the uncertainty of data protection laws in the UK following Brexit has increased the complexity of compliance efforts. Further, individuals may initiate litigation related to our processing of their personal data.
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
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the former U.S. presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the former presidential administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals, which have resulted in additional regulations from the FDA, CMS and the U.S. Department of Health and Human Services. For example, on November 20, 2020, CMS issued an interim final rule implementing the former presidential administration’s Most Favored Nation executive order to tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have been delayed until January 1, 2026. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of, or affect the price that we may charge for, DaxibotulinumtoxinA for Injection, or any future product candidates including an onabotulinumtoxinA biosimilar. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs on our commercialization efforts for the RHA® Collection of dermal fillers. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:
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

Risks Related to Our Indebtedness
Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.*
Under the Note Purchase Agreement, drawdowns are available in three tranches, subject to certain terms and conditions, including, with respect to the Second Tranche, the FDA approval of DaxibotulinumtoxinA for Injection for glabellar lines and, with respect to the Third Tranche, the achievement of greater than or equal to $50 million in trailing twelve months revenue for DaxibotulinumtoxinA for Injection for glabellar lines preceding the date of the draw request for the Third Tranche and prior approval from Athyrium. Concurrently with the closing of the Note Purchase Agreement, we borrowed the full $100.0 million of the First Tranche. If we do not achieve the specified conditions and milestones, we will not be eligible to draw funds under the Second Tranche and the Third Tranche of the Note Purchase Agreement, and we may need to obtain additional or alternative financing to advance our research and development efforts, our regulatory approvals, our commercialization efforts and other aspects of our business plan. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. The Note Purchase Agreement may also limit our ability to raise capital, including our ability to sell or license intellectual property. In addition, before we would consider drawing down the Second Tranche and the Third Tranche of the Note Purchase Agreement, if available, we must first satisfy ourselves that we will have access to sufficient cash flow from operations and/or future alternate sources of capital, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.
All obligations under the Note Purchase Agreement are secured by substantially all of our existing property and assets. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we are able to drawdown any of the Second Tranche and the Third Tranche, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity. Our indebtedness could also have important negative consequences, including:
•we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of cash available to finance our operations, our research and development efforts, our regulatory approvals, our commercialization efforts and other aspects of our business plan;
•our failure to comply with the obligations of our affirmative and restrictive covenants in the Note Purchase Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Athyrium could seek to enforce its security interest in the assets securing such indebtedness;
•limit our flexibility to plan for, or react to, changes in our business and industry, or our ability to take specified actions to take advantage of certain business opportunities that may be presented to us;
•expose us to the risk of increased interest rates, as our obligations under the Note Purchase Agreement are at variable rates of interest;
•place us at a competitive disadvantage; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
To the extent additional debt is added to our current debt levels, the risks described above could increase.
The terms of the Note Purchase Agreement place restrictions on our operating and financial flexibility, and if we fail to comply with these restrictions, our business, business prospects, results of operations and financial condition may be adversely affected.*
The Note Purchase Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiaries to, among other things:
•dispose of certain assets;
•sell, transfer or exclusively license certain assets, including material intellectual property and capital stock of certain subsidiaries;
•change our line of business;
•engage in mergers, acquisitions or consolidations;
•incur additional indebtedness;
•prepay, redeem or repurchase certain debt;
•create liens on assets;
•engage in certain transactions with affiliates;
•pay dividends and make contributions or repurchase our capital stock; and
•make certain loans and investments.
The Note Purchase Agreement also contains financial covenants requiring us to (i) maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times and (ii)

upon the occurrence of certain specified events set forth in the Note Purchase Agreement, achieve at least $70.0 million of Consolidated Teoxane Distribution Net Product Sales (as defined in the Note Purchase Agreement) on a trailing twelve months basis.
As a result of these restrictions, we may be limited in how we conduct our business; unable to raise additional debt or equity financing to operate as needed; or unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.
The breach of any of these restrictive covenants or any other terms of the Note Purchase Agreement could result in a default under the Note Purchase Agreement, which would allow Athyrium to accelerate our obligation to repay our indebtedness under the Note Purchase Agreement, and result in a cross-acceleration or cross-default with our convertible notes or other indebtedness. In addition, an event of default may prevent us from drawing funds under the Second Tranche and the Third Tranche of the Note Purchase Agreement and may result in an increased interest rate for all amounts outstanding under the Note Purchase Agreement.
Furthermore, if we are unable to repay the amounts due and payable under the Note Purchase Agreement, Athyrium could also exercise its rights to take possession and dispose of the collateral securing the Note Purchase Agreement, which collateral includes substantially all of our property. The occurrence of any of the aforementioned events could have a material adverse effect on our business, business prospects, results of operations and financial condition.
We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.*
All principal under the Note Purchase Agreement is repayable upon the Maturity Date set forth in the Note Purchase Agreement. Upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, market, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, to the extent permitted by the Note Purchase Agreement. If we desire to refinance our indebtedness, our ability to do so will depend on the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Failure to satisfy our current and future obligations under the Note Purchase Agreement could result in an event of default. In addition, the Note Purchase Agreement includes customary affirmative and negative covenants and other events of default, the occurrence and continuance of which provide Athyrium with the right to demand immediate repayment of all principal and unpaid interest under the Note Purchase Agreement, and to exercise remedies against us and the collateral securing the Note Purchase Agreement. These events of default include, among other things:
•insolvency, liquidation, bankruptcy or similar events;
•failure to observe any covenant or secured obligation under the Note Purchase Agreement, subject to a cure period for some covenants and obligations;
•occurrence of an event that could reasonably be expected to have a material adverse effect;
•material misrepresentations;
•occurrence of any default under any other agreement involving indebtedness in excess of specified amounts, or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect on us;

•certain judgments being entered against us or any portion of our assets are attached or seized; and
•certain governmental and regulatory actions.
In the event of default, Athyrium could accelerate all of the amounts due under the Note Purchase Agreement. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings or other strategic transactions to repay such indebtedness at the time of such acceleration, which would adversely affect the market price of our common stock and our ability to continue operations. Athyrium could also exercise other rights as discussed above in “—We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.” Our business, business prospects, results of operations and financial condition could be materially adversely affected as a result of any of these events.
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
Holders of the 2027 Notes will have the right to require us to repurchase all or a portion of their 2027 Notes upon the occurrence of a fundamental change (as defined in the indenture for the 2027 Notes) at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2027 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2027 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2027 Notes surrendered therefor or notes being converted. In addition, our ability to repurchase the 2027 Notes or to pay cash upon conversions of the 2027 Notes may be limited by law, by regulatory authority, by the Note Purchase Agreement or by agreements governing our future indebtedness. Our failure to repurchase the 2027 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2027 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes or make cash payments upon conversions thereof.
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

General Risk Factors
The trading price of our common stock is volatile, and purchasers of our common stock could incur substantial losses.*
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing price of our common stock from January 1, 2021 to March 31, 2022 has ranged from a low of $12.36 to a high of $27.95. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:
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
•the occurrence of adverse consequences pursuant to our financing arrangements;
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125 million. As of March 31, 2022, we sold 5.1 million shares of common stock under the 2020 ATM Agreement resulting in net proceeds of $121.9 million after sales agent commissions, with $23.4 million remaining available under the 2020 ATM Agreement. From April 1, 2022 to the filing date of this Report, we sold 1,264,783 shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.41 per share resulting in net proceeds of $22.8 million after sales agent commissions. On

May 10, 2022, we terminated the 2020 ATM Agreement and entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock.
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
Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.*
We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the Note Purchase Agreement and any future debt agreements may contain similar restrictions. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 10, 2022, we entered into a sales agreement (the “2022 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million (the “2022 ATM Shares”). The 2022 Sales Agreement replaces the 2020 Sales Agreement between us and Cowen, which has been terminated.
The 2022 ATM Shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-250998) filed with the SEC on November 27, 2020. We will file a prospectus supplement with the SEC in connection with the offer and sale of the 2022 ATM Shares pursuant to the 2022 Sales Agreement.
We are not obligated to sell any shares under the 2022 Sales Agreement. Subject to the terms and conditions of the 2022 Sales Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell the 2022 ATM Shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the 2022 Sales Agreement, Cowen may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of the 2022 ATM Shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. The 2022 Sales Agreement may be terminated by us or Cowen at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the 2022 ATM Shares or to enforce contracts for the sale of the 2022 ATM Shares.
The foregoing description of the 2022 Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2022 Sales Agreement, a copy of which is filed as Exhibit 99.1 to this Report.
The legal opinion of Cooley LLP relating to the validity of the 2022 ATM Shares being offered pursuant to the 2022 Sales Agreement is filed as Exhibit 5.1 to this Report.
This Report shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 22, 2021	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
5.1	Opinion of Cooley LLP	—	—	—	—	X
10.1*	Form of Restricted Stock Unit Award Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-8	333-263099	99.2	February 28, 2022	—
10.2*	Separation Agreement dated February 25, 2022 by and between Revance Therapeutics, Inc. and Abhay Joshi	—	—	—	—	X
10.3+	Third Addendum to License and Service Agreement dated December 9, 2021 between Revance Therapeutics, Inc. and List E, LLC	—	—	—	—	X
10.4++	Note Purchase Agreement dated March 18, 2022 among Revance Therapeutics, Inc., certain subsidiaries of Revance Therapeutics, Inc., Athyrium Buffalo LP and the purchasers from time to time party thereto	—	—	—	—	X
23.1	Consent of Cooley LLP (included in Exhibit 5.1)	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
99.1	Sales Agreement, dated May 10, 2022, by and between Revance Therapeutics, Inc. and Cowen and Company, LLC	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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

REVANCE THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ Mark J. Foley
Mark J. Foley
Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)