Form 10-Q
period 2022-06-30
Revance Therapeutics, Inc.
filed 2022-08-09
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 29, 2022: 73,105,693

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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,418	$110,623
Short-term investments	164,397	114,448
Accounts receivable, net	5,590	3,348
Inventories	13,600	10,154
Prepaid expenses and other current assets	7,940	7,544
Total current assets	260,945	246,117
Property and equipment, net	22,595	24,661
Goodwill	146,964	146,964
Intangible assets, net	47,022	55,334
Operating lease right-of-use assets	41,802	44,340
Finance lease right-of-use asset	17,398	—
Restricted cash	5,921	5,046
Other non-current assets	19,236	8,701
TOTAL ASSETS	$561,883	$531,163
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$13,272	$10,603
Accruals and other current liabilities	27,469	39,558
Deferred revenue, current	10,665	9,362
Finance lease liability, current	17,720	—
Operating lease liabilities, current	4,975	4,746
Derivative liability	3,125	3,020
Total current liabilities	77,226	67,289
Debt, non-current	378,383	280,635
Deferred revenue, non-current	69,605	74,152
Operating lease liabilities, non-current	36,613	39,131
Other non-current liabilities	2,687	1,485
TOTAL LIABILITIES	564,514	462,692
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized both as of June 30, 2022 and December 31, 2021; 73,123,363 and 71,584,057 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	73	72
Additional paid-in capital	1,521,411	1,466,369
Accumulated other comprehensive loss	(386)	(18)
Accumulated deficit	(1,523,729)	(1,397,952)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,631)	68,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$561,883	$531,163
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$25,483	$17,039	$46,320	$28,686
Collaboration revenue	1,659	1,394	5,227	2,905
Service revenue	1,226	371	2,082	512
Total revenue	28,368	18,804	53,629	32,103
Operating expenses:
Cost of product revenue (exclusive of amortization)	8,121	5,409	15,449	9,626
Cost of service revenue (exclusive of amortization)	1,402	17	1,967	17
Selling, general and administrative	47,847	50,598	92,922	99,603
Research and development	24,913	29,441	55,642	56,692
Amortization	3,927	3,676	7,712	6,514
Total operating expenses	86,210	89,141	173,692	172,452
Loss from operations	(57,842)	(70,337)	(120,063)	(140,349)
Interest income	619	85	695	182
Interest expense	(3,874)	(1,569)	(5,805)	(3,129)
Changes in fair value of derivative liability	(61)	(19)	(105)	(78)
Other expense, net	(277)	(357)	(499)	(462)
Net loss	(61,435)	(72,197)	(125,777)	(143,836)
Unrealized loss	(327)	(2)	(368)	(2)
Comprehensive loss	$(61,762)	$(72,199)	$(126,145)	$(143,838)
Basic and diluted net loss	$(61,435)	$(72,197)	$(125,777)	$(143,836)
Basic and diluted net loss per share	$(0.88)	$(1.07)	$(1.82)	$(2.15)
Basic and diluted weighted-average number of shares used in computing net loss per share	70,061,457	67,462,413	69,202,062	67,051,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	71,763,765	72	71,411,389	71	71,584,057	72	69,178,666	69
Issuance of common stock in connection with at-the-market offerings	1,264,783	1	—	—	1,734,853	1	761,526	1
Issuance of common stock relating to employee stock purchase plan	171,824	—	91,562	—	171,824	—	91,562	—
Issuance of common stock upon exercise of stock options	11,234	—	150,038	1	30,634	—	879,476	1
Issuance of restricted stock awards and performance stock awards, net of cancellation	(63,711)	—	166,670	—	(212,859)	—	1,036,256	1
Shares withheld related to net settlement of restricted stock awards	(24,532)	—	(21,035)	—	(185,146)	—	(148,862)	—
Balance — End of period	73,123,363	73	71,798,624	72	73,123,363	73	71,798,624	72
Additional Paid-In Capital
Balance — Beginning of period	—	1,487,822	—	1,432,457	—	1,466,369	—	1,500,514
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	—	22,661	—	(77)	—	31,585	—	21,623
Issuance of common stock relating to employee stock purchase plan	—	2,018	—	2,206	—	2,018	—	2,206
Issuance of common stock upon exercise of stock options	—	30	—	1,373	—	109	—	12,509
Issuance of restricted stock awards and performance stock awards, net of cancellation	—	—	—	—	—	—	—	(1)
Shares withheld related to net settlement of restricted stock awards	—	(383)	—	(605)	—	(2,760)	—	(4,250)
Stock-based compensation	—	9,379	—	11,289	—	23,742	—	22,551
Other	—	(116)	—	—	—	348	—	—
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	—	—	(108,509)
Balance — End of period	—	$1,521,411	—	$1,446,643	—	$1,521,411	—	$1,446,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)—(Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Other Accumulated Comprehensive Loss
Balance — Beginning of period	—	(59)	—	—	—	(18)	—	—
Unrealized loss	—	(327)	—	(2)	—	(368)	—	(2)
Balance — End of period	—	(386)	—	(2)	—	(386)	—	(2)
Accumulated Deficit
Balance — Beginning of period	—	(1,462,294)	—	(1,188,281)	—	(1,397,952)	—	(1,126,293)
Net loss	—	(61,435)	—	(72,197)	—	(125,777)	—	(143,836)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	—	—	9,651
Balance — End of period	—	(1,523,729)	—	(1,260,478)	—	(1,523,729)	—	(1,260,478)
Total Stockholders’ Equity (Deficit)	73,123,363	$(2,631)	71,798,624	$186,235	73,123,363	$(2,631)	71,798,624	$186,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(125,777)	$(143,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,626	21,975
Depreciation and amortization	10,827	9,284
Amortization of finance lease right-of-use asset	1,158	—
Amortization of debt discount and debt issuance costs	834	622
Amortization of discount on investments	(14)	(105)
Other non-cash operating activities	295	62
Changes in operating assets and liabilities:
Accounts receivable	(2,242)	1,188
Inventories	(3,446)	811
Prepaid expenses and other current assets	12	(3,309)
Lease right-of-use assets	(16,018)	(16,702)
Other non-current assets	(454)	(3,440)
Accounts payable	1,975	(4,090)
Accruals and other liabilities	(12,138)	(1,389)
Deferred revenue	(3,243)	(170)
Lease liabilities	17,908	15,339
Other non-current liabilities	1,202	—
Net cash used in operating activities	(105,495)	(123,760)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments	113,183	103,000
Purchases of investments	(163,676)	(168,597)
Finance lease prepayments	(9,900)	(3,500)
Purchases of property and equipment	(920)	(5,016)
Net cash used in investing activities	(61,313)	(74,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of debt discount	98,150	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	31,814	21,707
Proceeds from the exercise of stock options and employee stock purchase plan	2,127	14,715
Taxes paid related to net settlement of restricted stock awards	(2,760)	(4,250)
Principal payments on finance lease obligations	(1,760)	—
Payment of debt issuance costs and offering costs	(1,441)	(216)
Other financing activities	348	—
Net cash provided by financing activities	126,478	31,956
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(40,330)	(165,917)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	115,669	337,003
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$75,339	$171,086
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued debt issuance costs and offering costs	$620	$55
Internally developed software capitalized from stock-based compensation	$116	$576
Property and equipment purchases included in accounts payable and accruals	$127	$501
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
Liquidity and Going Concern
For the three and six months ended June 30, 2022, we had a net loss of $61.4 million and $125.8 million, respectively. As of June 30, 2022, we had a working capital surplus of $183.7 million and an accumulated deficit of $1.5 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, and sales of the RHA® Collection of dermal fillers and, in March 2022, we received the proceeds from notes issued in an aggregate principal amount of $100.0 million pursuant to the Note Purchase Agreement (defined in Note 8). As of June 30, 2022, we had capital resources of $233.8 million consisting of cash, cash equivalents, and short-term investments.
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
As part of our going concern evaluation, pursuant to ASC 205-40, we cannot and do not assign probability to events and actions that are contingent upon other future events, are not entirely in our control, or both. Accordingly, we excluded

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
such events and actions from our evaluation of our plan to mitigate the substantial doubt to continue as a going concern which primarily consists of the draw on the Second Tranche (defined in Note 8) under the Note Purchase Agreement as it is contingent upon the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and our ability to raise additional capital, as it requires collaboration and negotiation with one or more external parties.
In order to mitigate the substantial doubt to continue as a going concern, we will be required to continue to execute our commercial strategy for the RHA® Collection of dermal fillers, obtain the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and meet certain other conditions in order to draw on the Second Tranche and raise additional capital outside of the Note Purchase Agreement. We may seek additional capital through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, because we are unable to draw on the Second Tranche or because we are unable to raise capital through another method, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expenses and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, the incremental borrowing rate used to measure operating lease and finance lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, the period of benefit associated with deferred costs, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, accruals for clinical trial costs, valuation and assumptions underlying stock-based compensation and other equity instruments, the fair value of derivative liability, and income taxes.
The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, the regulatory approval process for our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. The COVID-19 pandemic has caused delays in the regulatory approval process for DaxibotulinumtoxinA for Injection. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA reiterated that an inspection of our manufacturing facility was required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Although the inspection was completed, in October 2021, we received a CRL due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. We resubmitted the BLA in March 2022, and in April 2022, the FDA accepted the resubmission of the BLA and designated the BLA as a Class 2 resubmission with a Prescription Drug User Fee Act (“PDUFA”) date of September 8, 2022, with a reinspection required. In July 2022, the FDA completed the reinspection and issued a Form 483. We have responded to the Form 483. We cannot be certain of the continued impact of the COVID-19 pandemic on the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including whether the PDUFA date will be met or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file.
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
For our real estate operating leases, rent expense is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. In addition to rent, the real estate operating leases may require us to pay additional amounts for variable lease costs which includes taxes, insurance, maintenance, and other expenses, and the variable lease

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
costs are generally referred to as non-lease components. For real estate operating leases, we account for lease and non-lease components separately.
For our finance lease for manufacturing fill-and-finish line, interest expense from fixed payments on finance lease is recognized using the effective interest method. Finance lease right-of-use asset amortization is recorded within research and development expense on the condensed consolidated statements of operations and comprehensive loss, and finance lease right-of-use-asset interest expense is recorded in the interest expense on the condensed consolidated statements of operations and comprehensive loss. For our finance lease, we have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component. Variable lease costs related to finance leases are expensed as research and development expense as incurred.
Recent Accounting Pronouncements
The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.
2. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 12). The following tables present our revenue disaggregated by the timing of transfer of goods or services:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$25,483	$—	$148	$25,631	$46,320	$—	$239	$46,559
Transferred over time	—	1,659	1,078	2,737	—	5,227	1,843	7,070
Total	$25,483	$1,659	$1,226	$28,368	$46,320	$5,227	$2,082	$53,629

	Three Months Ended June 30, 2021				Six Months Ended June, 2021
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$17,039	$—	$213	$17,252	$28,686	$—	$213	$28,899
Transferred over time	—	1,394	158	1,552	—	2,905	299	3,204
Total	$17,039	$1,394	$371	$18,804	$28,686	$2,905	$512	$32,103

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Product Revenue
For the three months and six months ended June 30, 2022 and 2021, all product revenue was generated from the sale of the RHA® Collection of dermal fillers.
Receivables and contract liabilities from contracts with our product customers are as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Receivables:
Accounts receivables, net	$5,523	$3,297
Total accounts receivables, net	$5,523	$3,297

Contract liabilities:
Deferred revenue, current	$1,784	$1,331
Total contract liabilities	$1,784	$1,331
Collaboration Revenue
Viatris Collaboration and License Agreement
Agreement Terms
We entered into a collaboration and license agreement with Viatris (the “Viatris Collaboration”) in February 2018, pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of June 30, 2022, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Viatris Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Collaboration are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Collaboration. As of June 30, 2022, the transaction price allocated to the unfulfilled performance obligations was $93.5 million.
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

For the three and six months ended June 30, 2022, we recognized revenue related to development services of $1.7 million and $5.2 million, respectively. For the three and six months ended June 30, 2021, we recognized revenue related to development services of $1.4 million and $2.9 million, respectively.
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
Fosun has paid us non-refundable upfront and other payments totaling $31.0 million before foreign withholding taxes as of June 30, 2022. We are also eligible to receive (i) additional remaining contingent payments of up to $229.5 million upon the achievement of certain milestones based on (a) the approval of biologics license applications (“BLAs”) for certain aesthetic and therapeutic indications and (b) first calendar year net sales, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of June 30, 2022, the transaction price allocated to unfulfilled performance obligation was $31.0 million.
For the three and six months ended June 30, 2022 and 2021, no revenue was recognized from the Fosun License Agreement.
Contract liabilities from contracts with our collaboration customers are as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Contract liabilities:
Deferred revenue, current — Viatris	$8,799	$7,927
Total contract liabilities, current	$8,799	$7,927

Deferred revenue, non-current — Viatris	$38,610	$43,157
Deferred revenue, non-current — Fosun	30,995	30,995
Total contract liabilities, non-current	$69,605	$74,152
Changes in our contract liabilities from contracts with our collaboration revenue customers for the six months ended June 30, 2022 are as follows:

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

(in thousands)
Balance on January 1, 2022	$82,079
Revenue recognized	5,227
Billings and adjustments, net	(8,902)
Balance on June 30, 2022	$78,404
Service Revenue
We offer customer payment processing and certain value-added services to aesthetic practices through the HintMD Platform, the legacy fintech platform, and OPUL™, the next-generation fintech platform (together with the HintMD Platform, the “Fintech Platform”). Generally, revenue related to the HintMD Platform payment processing service is recognized at a point in time and revenue related to the OPUL™ payment processing service is recognized over time. For the Fintech Platform, revenue related to the value-added services component is recognized over time.
Receivables and contract liabilities from contracts with our service customers are as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Accounts receivables, net	$67	$51
Total accounts receivables, net	$67	$51

Contract liabilities:
Deferred revenue, current	$82	$104
Total contract liabilities	$82	$104

3. Cash Equivalents and Short-Term Investments
The following table is a summary of our cash equivalents and short-term investments:

	June 30, 2022			December 31, 2021
in thousands	Cost	Losses	Fair Value	Cost	Losses	Fair Value
Commercial paper	$59,787	$—	$59,787	$87,964	$—	$87,964
Money market funds	40,689	—	40,689	90,355	—	90,355
U.S. treasury securities	40,202	(138)	40,064	—	—	—
Corporate bonds	39,310	(195)	39,115	26,502	(18)	26,484
U.S. government agency obligations	25,435	(28)	25,407	—	—	—
Yankee debt securities	6,039	(25)	6,014	—	—	—
Total cash equivalents and available-for-sale securities	$211,462	$(386)	$211,076	$204,821	$(18)	$204,803

Classified as:
Cash equivalents			$46,679			$90,355
Short-term investments			164,397			114,448
Total cash equivalents and available-for-sale securities			$211,076			$204,803

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As of June 30, 2022 and December 31, 2021, we have no other-than-temporary impairments on our available-for-sale securities, and the contractual maturities of the available-for-sale securities are less than one-year.
4. Intangible Assets, net
The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized:

	June 30, 2022				December 31, 2021
(in thousands, except for in years)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	1.9	$32,334	$(16,841)	$15,493	2.4	$32,334	$(12,799)	$19,535
Developed technology	4.4	35,800	(9,636)	26,164	4.9	35,800	(6,653)	29,147
Customer relationships	2.1	10,300	(4,935)	5,365	2.6	10,300	(3,648)	6,652
Total intangible assets		$78,434	$(31,412)	$47,022		$78,434	$(23,100)	$55,334
Aggregate amortization expense for the intangible assets presented in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Amortization (1)	$3,512	$3,512	$7,025	$6,350
Selling, general and administrative	643	669	1,287	1,337
Total amortization expense	$4,155	$4,181	$8,312	$7,687
(1)The amortization expense related to Distribution rights and Developed technology was recorded to “amortization” in the condensed consolidated statement of operations and comprehensive loss.
Based on the amount of intangible assets as of June 30, 2022, the expected amortization expense for each of the next five fiscal years and thereafter was as follows:

Year Ending December 31,	(in thousands)
2022 remaining six months	$8,313
2023	16,625
2024	10,837
2025	5,967
2026	4,606
2027 and thereafter	674
Total	$47,022
5. Inventories
As of June 30, 2022 and December 31, 2021, we had inventories of $13.6 million and $10.2 million, respectively, which were primarily comprised of finished goods related to purchased RHA® Collection of dermal fillers.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
6. Balance Sheet Components
Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Accruals related to:
Compensation	$14,695	$22,761
Selling, general and administrative	4,506	5,688
Research and development	2,764	5,152
Clinical trials	2,041	2,172
Interest expense	1,717	1,887
Other current liabilities	1,189	1,442
Inventories	557	456
Total	$27,469	$39,558
Property and Equipment, net
Property and equipment, net consists of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Manufacturing and other equipment	$20,684	$20,277
Platform and computer software (1)	9,448	11,671
Leasehold improvements	7,336	7,481
Other construction in progress	5,736	3,110
Computer equipment	3,506	3,558
Furniture and fixtures	1,677	1,893
Total property and equipment	48,387	47,990
Less: Accumulated depreciation and amortization	(25,792)	(23,329)
Property and equipment, net	$22,595	$24,661
(1)For both the three and six months ended June 30, 2022, amortization expense for the platform software was $0.4 million and $0.7 million, respectively, and was recorded to “amortization” in the condensed consolidated statement of operations and comprehensive loss.

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
Finance Lease
Our finance lease represents a dedicated fill-and-finish line for the manufacturing of DaxibotulinumtoxinA for Injection. In March 2017, we entered into, and in December 2020, we amended the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Aji Bio-Pharma Services, a contract development and manufacturing organization (“ABPS”) (as amended, the “ABPS Agreement”). The ABPS Agreement contains a lease related to a dedicated fill-and-finish line for the manufacturing of DaxibotulinumtoxinA for Injection because it has an identified asset that is physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. Under the ABPS Agreement, we were subject to minimum purchase obligations of up to $30 million for each of the years ending December 31, 2022, 2023 and 2024. Each party has the right to terminate the ABPS Agreement without cause, with an 18-month written notice to the other party. In January 2022, we had substantively obtained the right of control for the dedicated fill-and-finish line and the lease commenced as a finance lease.
In May 2022, we amended a statement of work under the ABPS Agreement pursuant to which the minimum purchase obligations of $30 million per year were eliminated, and instead the minimum purchase obligations would be negotiated prior to the beginning of each year over the term of the agreement. As a result of the amended statement of work, the finance lease was modified. The primary change was that the modification reflects payments in 2023 and 2024 as variable lease payment and excludes such payments in the present value calculation in arriving at the remaining finance lease liabilities with a corresponding adjustment to the related right-of-use asset, among other considerations and changes.
The operating and finance lease costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Finance lease:
Amortization of finance lease right-of-use asset	$1,158	$—	$1,158	$—
Interest on finance lease liability	751	—	2,259	—
Variable lease cost - finance lease(1)	323	—	1,713	—
Total finance lease costs	2,232	—	5,130	—
Operating leases:
Operating lease cost	2,223	1,874	4,446	3,578
Variable lease cost - operating leases(2)	431	348	865	631
Total operating lease costs	2,654	2,222	5,311	4,209
Total lease cost	$4,886	$2,222	$10,441	$4,209
(1)Variable lease cost includes validation, qualification, materials, and other non-commercial related services which are not included in the lease liabilities and are expensed as incurred.
(2)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As of June 30, 2022, maturities of our lease liabilities are as follows:

(in thousands)	Finance Lease	Operating Leases	Total
Year Ending December 31,
2022 remaining six months	$18,063	$4,127	$22,190
2023	—	8,468	8,468
2024	—	8,723	8,723
2025	—	8,981	8,981
2026	—	9,242	9,242
2027 and thereafter	—	17,146	17,146
Total lease payments	18,063	56,687	74,750
Less imputed interest	(343)	(15,099)	(15,442)
Present value of lease payments	$17,720	$41,588	$59,308
Our lease contracts do not provide a readily determinable implicit rates, as such, we used the estimated incremental borrowing based on the information available at the adoption or commencement dates. As of June 30, 2022, remaining lease terms and discount rates are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	2.5	8
Weighted-average discount rate	8.5%	9.8%
Supplemental cash flow information related to the leases was as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,192	$4,940
Operating cash flows from finance leases	$627	$—
Financing cash flows from finance leases	$1,760	$—
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$18,551
Finance lease	$18,556	$—
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity implied from the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line.
The embedded lease has not yet commenced as of June 30, 2022. The commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the LSNE Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Agreement. As of June 30, 2022, we have made prepayments of $17.6 million to LSNE which is recorded within “other non-current assets” in the condensed consolidated balance sheets. Based on our best estimate as of June 30, 2022, our total commitment under the LSNE Agreement will be $9.9 million for 2022, $9.5 million for 2023, $18.3 million for 2024, $25.3 million for 2025, $29.5 million for 2026, and $134.5 million for 2027 and thereafter in aggregate.

Nashville Lease Expansion Premises
In November 2020, we entered into a non-cancelable operating lease for an office space in Nashville, Tennessee (the “Nashville Lease”), which commenced and was recognized on the condensed consolidated balance sheets in June 2021. In July 2021, we entered into the Second Amendment to the Nashville Lease, which provided for the expansion of the initial premises to include an additional 30,591 square feet (the “Expansion Premises”). The lease commencement date of the Expansion Premises has not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work. The monthly base rent payments for the lease escalate over the term. The total undiscounted basic rent payments currently determinable for the Expansion Premises are $16 million with an expected term to 2034.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
8. Debt
The following table provides information regarding our debt:

	June 30,	December 31,
(in thousands)	2022	2021
Convertible senior notes (the “2027 Notes”)	$287,500	$287,500
Less: Unamortized debt issuance costs	(6,230)	(6,865)
Carrying amount of the 2027 Notes	281,270	280,635

Notes payable	100,000	—
Less: Unamortized debt issuance costs	(1,355)	—
Less: Unamortized debt discount	(1,532)	—
Carrying amount of notes payable	97,113	—
Debt, non-current	$378,383	$280,635
Interest expense relating to our debt in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended June 30,		Six Months ended June 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$3,383	$1,257	$4,971	$2,515
Amortization of debt issuance costs	417	312	749	622
Amortization of debt discount	74	—	85	—
Total interest expense	$3,874	$1,569	$5,805	$3,137
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of June 30, 2022 and December 31, 2021, we had not purchased any shares under the capped call transactions.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
9. Stockholders’ Equity (Deficit) and Stock-Based Compensation
2014 Equity Incentive Plan (the “2014 EIP”)
On January 1, 2022, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 2,863,362 shares. For the six months ended June 30, 2022, 505,028 stock options, 42,413 restricted stock awards, and 2,602,184 restricted stock units, including 1,518,389 performance stock units, were granted under the 2014 EIP. As of June 30, 2022, 2,962,489 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the six months ended June 30, 2022, no stock options or awards were granted under the 2014 IN. As of June 30, 2022, 682,553 shares were available for issuance under the 2014 IN.
HintMD Plan
For the six months ended June 30, 2022, no stock options or awards were granted under the Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”), As of June 30, 2022, 465,117 shares were available for issuance under the HintMD Plan.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2022, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of June 30, 2022, 1,833,604 shares were available for issuance under the 2014 ESPP.
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
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented below:

	June 30,
	2022	2021
Convertible senior notes	8,878,938	8,878,938
Outstanding stock options	5,063,074	4,910,088
Unvested restricted stock awards and performance stock awards	2,656,703	4,146,751
Unvested restricted stock units and performance stock units	2,492,797	—
At-The-Market Offering
In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we could offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $125.0 million. We were not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen was required to use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
instructions, including any price, time or size limits specified by us. We paid Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimbursed legal fees and disbursements and provided Cowen with customary indemnification and contribution rights.
For the three months ended June 30, 2022, we sold 1,264,783 shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.41 per share resulting in net proceeds of $22.7 million after sales agent commissions and offering costs. For the six months ended June 30, 2022, we sold 1,734,853 shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs.
On May 10, 2022, we terminated the 2020 ATM Agreement and entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. We are not obligated to sell any shares under the 2022 ATM Agreement. Subject to the terms and conditions of the 2022 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights.
As of both June 30, 2022 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$6,528	$7,288	$14,692	$14,569
Research and development	2,735	4,080	8,934	7,406
Total stock-based compensation expense	$9,263	$11,368	$23,626	$21,975
10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy.

	June 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$40,689	$40,689	$—	$—
U.S. treasury securities	40,064	40,064	—	—
Commercial paper	59,787	—	59,787	—
Corporate bonds	39,115	—	39,115	—
U.S. government agency obligations	25,407	—	25,407	—
Yankee debt securities	6,014	—	6,014	—
Total assets measured at fair value	$211,076	$80,753	$130,323	$—

Liabilities
Derivative liability	$3,125	$—	$—	$3,125
Total liabilities measured at fair value	$3,125	$—	$—	$3,125

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
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2021	$3,020
Change in fair value	105
Fair value as of June 30, 2022	$3,125
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
The fair value of the 2027 Notes and the Notes payable (Note 8) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and the Notes payable for disclosure purposes only. As of June 30, 2022, and December 31, 2021 the fair value of the 2027 Notes was $241.5 million and $257.1 million, respectively. As of June 30, 2022 the fair value of the Notes payable was approximately the same as its unamortized carrying value.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
Other Contingencies
We are obligated to make a $2.0 million milestone payment to a developer of botulinum toxin, List E, LLC (“List E”) upon achievement of a certain regulatory milestone. As of June 30, 2022, the milestone had not been achieved. We are also obligated to pay royalties to List E on future sales of botulinum toxin products.
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
For the six months ended June 30, 2022 and 2021, no amounts associated with the indemnification agreements have been recorded.
Litigation
In October 2021, Allergan, Inc. and Allergan Pharmaceuticals Ireland (collectively, “Allergan”) filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DaxibotulinumtoxinA for Injection and our and ABPS’s manufacturing process used to produce DaxibotulinumtoxinA for Injection infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute Allergan’s claims and intend to defend the matter vigorously. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan, U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on July 7, 2022 the Magistrate Judge ruled the motion to dismiss should be denied. On August

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
4, 2022, we filed an objection to the Magistrate Judge’s ruling, but we cannot be certain of what the outcome of that objection will be.

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
Corporate and other expenses include operating expense related to general and administrative expenses, depreciation and amortization, stock-based compensation, in-process research and development and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. Intersegment revenue for the three and six months ended June 30, 2022 was $0.3 million and $0.6 million, respectively. Intersegment revenue was $0.4 million for each of the three and six months ended June 30, 2021.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Product Segment	$27,142	$18,433	$51,547	$31,591
Service Segment	1,226	724	2,082	865
Intersegment elimination	—	(353)	—	(353)
Total revenue	$28,368	$18,804	$53,629	$32,103
Reconciliation of Segment Loss from Operations to Condensed Consolidated Loss from Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Loss from operations:
Product Segment	$(24,969)	$(35,399)	$(49,920)	$(72,684)
Service Segment	(5,598)	(4,048)	(9,533)	(8,023)
Corporate and other expenses	(27,275)	(30,890)	(60,610)	(59,642)
Total loss from operations	$(57,842)	$(70,337)	$(120,063)	$(140,349)
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
This Report including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, milestone expectations, expected cash runway and cash preservation plans; our ability to mitigate the substantial doubt to continue as a going concern; our future responses to and the effects of the COVID-19 pandemic; the requirements, timing and regulatory approval process for the biologics license application (the “BLA”) for DaxibotulinumtoxinA for Injection for the treatment of moderate to severe glabellar (frown) lines, our PDUFA (as defined below) date, the U.S. Food and Drug Administration (the “FDA”) inspections of our manufacturing facility, our ability to adequately address the FDA's observations from the inspections, any actions taken in response to the inspections and the FDA’s review of the resubmission and the approval of the BLA; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates, including with respect to the RHA® Pipeline Products (as defined below); our expectations regarding the HintMD fintech platform (the “HintMD Platform”) and OPULTM Relational Commerce Platform (“OPULTM” and together with the HintMD Platform, the “Fintech Platform”), including their features, functionality, gross processing volume (“GPV”) and profitability; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates including the outcome of such clinical studies and trials; development of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® (an “onabotulinumtoxinA biosimilar”), which would compete in the existing short-acting neuromodulator marketplace; the process and our ability to effectively and reliably manufacture supplies of DaxibotulinumtoxinA for Injection; our ability to successfully compete in the dermal filler, neuromodulator and fintech services markets; the design of our clinical studies; the markets for our current and future products and services; our business strategy, plans and prospects, including our commercialization plans and ability to commercialize the RHA® Collection of dermal fillers (as defined below) and DaxibotulinumtoxinA for Injection, if approved; the potential benefits of the RHA® Collection of dermal fillers, our drug product candidates and the Fintech Platform; the extent to which our products and services are considered unique and premium; the rate and degree of economic benefit of the RHA® Collection of dermal fillers, OPUL™ and our drug product candidates, if approved; patent defensive measures; our ability to defend ourselves in ongoing litigation; and strategic collaborations are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Item 1A. “Risk Factors” and elsewhere in this Report.
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
•We may be unable to address the outstanding observations of the FDA and remediate the deficiencies related to the manufacturing inspections or obtain regulatory approval for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, on a timely basis or at all.
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
•If we are not able to effectively and reliably manufacture DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar or any future product candidates, including through any third-party manufacturers, as well as acquire supplies of the RHA® Collection of dermal fillers from Teoxane SA (“Teoxane”), our product development, regulatory approval, commercialization and sales efforts and our ability to generate revenue may be adversely affected.
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
Impact of the COVID-19 Pandemic on Our Operations
The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, the regulatory approval process for our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. The COVID-19 pandemic has caused delays in the regulatory approval process for DaxibotulinumtoxinA for Injection. In November 2020, the FDA deferred a decision on the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA reiterated that an inspection of our manufacturing facility was required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. Although the inspection was completed, in October 2021, we received a CRL due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. We resubmitted the BLA in March 2022, and in April 2022, the FDA accepted the resubmission of the BLA and designated the BLA as a Class 2 resubmission with a Prescription Drug User Fee Act (“PDUFA”) date of September 8, 2022, with a reinspection required. In July 2022, the FDA completed the reinspection of our manufacturing facility and issued a Form 483. We have responded to the Form 483. We cannot be certain of the continued impact of the COVID-19 pandemic on the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including whether the PDUFA date will be met or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file.
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

Regulatory Update on DaxibotulinumtoxinA for Injection for the Treatment of Glabellar Lines
On March 8, 2022, we announced that we resubmitted the BLA to the FDA with respect to DaxibotulinumtoxinA for Injection for the treatment of glabellar lines in response to the CRL previously issued by the FDA. On April 21, 2022, the FDA accepted the resubmission of the BLA and designated the BLA as a Class 2 resubmission with a PDUFA date of September 8, 2022, with a reinspection required. On July 15, 2022, the FDA completed the reinspection of our manufacturing facility. The FDA issued a Form 483 with the following three observations. Observations 1 & 2 each relate to an individual development lot.

•Observation #1 - Deviations are not always initiated according to Standard Operating Procedures (“SOP”) _xx_xxxx. Specifically, DaxibotulinumtoxinA drug substance (DS) development lot (Dxxxx) was aborted due to a leak in the filtration system, which is the same equipment used for commercial production of DaxibotulinumtoxinA. For this development lot, the SOP was not followed regarding the initiation of a deviation.

•Observation # 2 - The SOP for operation and cleaning of filtration equipment does not contain adequate information to ensure consistent process performance. Specifically, the SOP requires the performance of either clean-in-place (CIP), steam-in-place or storage in a basic solution within 7 days of CIP. Development lot (Dxxxx) failed to follow the existing SOP.

•Observation # 3 - The redundant site for storage of the working cell bank was not added to the BLA.

We also announced that the corrective and preventive actions completed in response to the five observations from the Form 483 we received in July 2021 related to our preapproval inspection were reviewed by the FDA and considered closed. We have responded to the July 2022 Form 483 related to our reinspection.

RHA® Collection of Dermal Fillers
We recognized $25.5 million in product revenue and $8.1 million in cost of product revenue (exclusive of amortization) for the three months ended June 30, 2022, and $46.3 million in product revenue and $15.4 million in cost of product revenue (exclusive of amortization) for the six months ended June 30, 2022 from the sale of the RHA® Collection of dermal fillers.

The Fintech Platform
For the three months ended June 30, 2022, the Fintech Platform processed $166 million of gross processing volume (“GPV”). GPV for the trailing-twelve months ended June 30, 2022 totaled over $600 million. GPV measures the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds. We also use the Fintech Platform PayFac capabilities to process credit card transactions for products purchased from us; these transactions are not included in GPV. Since the Fintech Platform predominantly generates revenue as a percentage of credit card processing volumes, we use GPV as a key indicator of the ability of the Fintech Platform to generate revenue.

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
At-The-Market (“ATM”) Offerings
In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). For the three months ended June 30, 2022, we sold 1,264,783 shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.41 per share resulting in net proceeds of $22.7 million after sales agent commissions and offering costs. For the six months ended June 30, 2022, we sold 1,734,853 shares of common stock at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs.
On May 10, 2022, we terminated the 2020 ATM Agreement and entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of common stock. As both June 30, 2022 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.

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
The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern. Our existing cash, cash equivalents and short-term investments will not allow us to fund our operations for at least 12 months following the filing date of this Report. We are dependent on our ability to execute our commercial strategy for the RHA® Collection of dermal fillers, obtain the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and meet certain other conditions in order to draw on the Second Tranche (defined below) and raise sufficient additional capital outside of the Note Purchase Agreement to mitigate the substantial doubt to continue as a going concern. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan. See Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)—Notes to consolidated financial statements—Note 1—The Company and Summary of Significant Accounting Policies.”

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

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% change
Product revenue	$25,483	$17,039	$8,444	50%	$46,320	$28,686	$17,634	61%
Collaboration revenue	1,659	1,394	$265	19%	5,227	2,905	$2,322	80%
Service revenue	1,226	371	$855	230%	2,082	512	$1,570	307%
Total revenue	$28,368	$18,804	$9,564	51%	$53,629	$32,103	$21,526	67%
Product Revenue
We have only generated product revenue from the sale of the RHA® Collection of dermal fillers.
For the three and six months ended June 30, 2022, our product revenue increased compared to the same periods in 2021 due to higher sales volumes of the RHA® Collection of dermal fillers.
Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the cost of development service incurred over the total estimated cost of development service multiplied by the determined transactions price of the contract.
For the three and six months ended June 30, 2022, our collaboration revenue increased compared to the same periods in 2021 due to increased development activities of the onabotulinumtoxinA biosimilar program.
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
For the three and six months ended June 30, 2022, our service revenue increased compared to the same period in 2021 primarily due to increased GPV associated with the commercial launch of OPUL™ since October 2021 and the presentation difference in revenue accounting as described above.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$8,121	$5,409	$2,712	50%	$15,449	$9,626	$5,823	60%
Cost of service revenue (exclusive of amortization)	1,402	17	$1,385	8,147%	1,967	17	$1,950	11,471%
Selling, general and administrative	47,847	50,598	$(2,751)	(5)%	92,922	99,603	$(6,681)	(7)%
Research and development	24,913	29,441	$(4,528)	(15)%	55,642	56,692	$(1,050)	(2)%
Amortization	3,927	3,676	$251	7%	7,712	6,514	$1,198	18%
Total operating expenses	$86,210	$89,141	$(2,931)	(3)%	$173,692	$172,452	$1,240	1%
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
For the three and six months ended June 30, 2022, our cost of product revenue (exclusive of amortization) increased compared to the same periods in 2021 due to higher sales volumes of the RHA® Collection of dermal fillers.
Cost of Service Revenue (exclusive of amortization)
Cost of service revenue (exclusive of amortization) primarily consists of interchanges fees, hardware costs, and various fees in the fulfillment of our financial services.
For the three and six months ended June 30, 2022, cost of service revenue (exclusive of amortization) increased compared to the same periods in 2021 due to the increase of OPUL™ processing volume as well as the change to the gross accounting presentation of revenue and costs associated with OPUL™ as described in the Service Revenue section above.
We expect the cost of service revenue (exclusive of amortization) to increase in the future as we expand the general availability of OPUL™ for existing and new customers and due to the change to the gross accounting presentation of revenue and costs associated with OPUL™ as described in the Service Revenue section above.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Selling, general and administrative	$40,301	$42,391	$(2,090)	(5)%	$76,078	$83,183	$(7,105)	(9)%
Stock-based compensation	6,528	7,288	$(760)	(10)%	14,692	14,569	$123	1%
Depreciation and amortization	1,018	919	$99	11%	2,152	1,851	$301	16%
Total selling, general and administrative expenses	$47,847	$50,598	$(2,751)	(5)%	$92,922	$99,603	$(6,681)	(7)%
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
Selling, general and administrative expenses before stock-based compensation and depreciation and amortization
For the three and six months ended June 30, 2022, selling, general and administrative expenses decreased compared to the same periods in 2021, primarily due to a decrease in sales and marketing expenses, of which $2.4 million and $6.0 million was attributed to the Product Segment for the respective periods.
The decreases in selling, general and administrative expenses were primarily related to cash preservation and expense management initiatives discussed above as well as other ongoing operating cost efficiencies realized related to travel and training costs in the Product Segment, partially offset by sales and marketing expenses related to the RHA® Collection of dermal fillers.
Stock-based compensation
For the three months ended June 30, 2022, stock-based compensation included in selling, general and administrative expenses decreased compared to the same periods in 2021, primarily due to certain stock modification expense in the second quarter of 2021.
For the six months ended June 30, 2022, stock-based compensation included in selling, general and administrative expenses increased compared to the same periods in 2021, primarily due to more stock award grants to employees in selling, general and administrative functions.

Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Manufacturing and quality	$12,883	$11,517	$1,366	12%	$26,508	$21,595	$4,913	23%
Clinical and regulatory	3,905	6,315	$(2,410)	(38)%	7,882	14,379	$(6,497)	(45)%
Stock-based compensation	2,735	4,080	$(1,345)	(33)%	8,934	7,406	$1,528	21%
Platform and software development	2,937	4,013	$(1,076)	(27)%	6,055	6,094	$(39)	(1)%
Other research and development expenses	1,947	3,068	$(1,121)	(37)%	5,300	6,299	$(999)	(16)%
Depreciation and amortization	506	448	$58	13%	963	919	$44	5%
Total research and development expenses	$24,913	$29,441	$(4,528)	(15)%	$55,642	$56,692	$(1,050)	(2)%
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
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs, and pre-approval manufacturing of drug product used in preparation for our regulatory activities and anticipated commercial launch with respect to DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and research and development activities for DaxibotulinumtoxinA for Injection. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our products to support quality control and assurance activities. For the three months ended June 30, 2022 and 2021, manufacturing and quality expenses were 52% and 39% of the total research and development expenses for the respective periods. For the six months ended June 30, 2022 and 2021, manufacturing and quality expenses were 48% and 38% of the total research and development expenses for the respective periods.
For the three and six months ended June 30, 2022, manufacturing and quality expenses increased compared to the same periods in 2021, primarily due to expenses related to pre-commercial manufacturing and quality activities for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. We expect that our manufacturing and quality expenses will remain at least at the current level until the potential approval of DaxibotulinumtoxinA for Injection. Certain amounts of the manufacturing and quality expenses, among other costs, are expected to be treated as inventory costs after the potential approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is obtained.
Clinical and regulatory
Clinical and regulatory expenses include costs related to personnel, external clinical sites for clinical trials, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with the clinical development of DaxibotulinumtoxinA for Injection. For the three months ended June 30, 2022 and 2021, clinical and regulatory costs were 16% and 21% of the total research and development expenses for the respective periods. For the six months ended June 30, 2022 and 2021, clinical and regulatory costs were 14% and 25% of the total research and development expenses for the respective periods.
For the three and six months ended June 30, 2022, clinical and regulatory expenses decreased compared to the same periods in 2021, primarily due to the completion of multiple clinical trials in 2021, offset by ongoing support of the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. We expect clinical and regulatory expenses to remain at the current level or decrease in the near term primarily due to capital preservation measures which includes deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities.

Stock-based compensation
For the three months ended June 30, 2022, stock-based compensation included in research and development expenses decreased compared to the same periods in 2021, primarily due to less market value of stock award granted to employees in research and development related functions.
For the six months ended June 30, 2022, stock-based compensation included in research and development expenses increased compared to the same periods in 2021, primarily due to stock modification accounting adjustments related to the separation of an executive officer from the Company in the first quarter of 2022.
Platform and software development
Platform and software development include expenses associated with research and development activities in the Service Segment, which primarily represent the costs of developing new functionality or features of OPUL™ that are not subject to capitalization. For the three months ended June 30, 2022 and 2021, platform and software development expenses were 12% and 14% of the total research and development expenses for the respective periods. For both the six months ended June 30, 2022 and 2021, platform and software development expenses were 11% of the total research and development expenses.
For the three and six months ended June 30, 2022, platform and software development expenses decreased compared to the same periods in 2021, primarily related to decreased research and development activities after the OPUL™ launch in the second quarter of 2021.
Other research and development expenses
Other research and development expenses include expenses for personnel, CROs, consultants, and supplies used to conduct preclinical research and development of DaxibotulinumtoxinA for Injection and an onabotulinumtoxinA biosimilar. For the three months ended June 30, 2022 and 2021, other research and development expenses were 8% and 10% of the total research and development expenses for the respective periods. For the six months ended June 30, 2022 and 2021, other research and development expenses were 10% and 11% of the total research and development expenses for the respective periods.
For the three and six months ended June 30, 2022, other research and development expenses decreased compared to the same periods in 2021, primarily due to research and development activities related to DaxibotulinumtoxinA for Injection in the second quarter of 2021 in preparation for the FDA inspection.
Amortization
For the three and six months ended June 30, 2022, amortization increased compared to the same periods in 2021, primarily due to the amortization related to the in-process research and development assets as well as the platform software, which were placed in service in the second quarter of 2021.

Net Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Interest income	$619	$85	$534	628%	$695	$182	$513	282%
Interest expense	(3,874)	(1,569)	$(2,305)	147%	(5,805)	(3,129)	$(2,676)	86%
Change in fair value of derivative liability	(61)	(19)	$(42)	221%	(105)	(78)	$(27)	35%
Other expense, net	(277)	(357)	$80	(22)%	(499)	(462)	$(37)	8%
Total net non-operating expense	$(3,593)	$(1,860)	$(1,733)	93%	$(5,714)	$(3,487)	$(2,227)	64%
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
For the three and six months ended June 30, 2022, interest expense increased compared to the same periods in 2021 primarily due to the contractual interest on the Notes Payable, which we began to incur in the first quarter of 2022.
Change in Fair Value of Derivative Liability
The derivative liability on our consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded. We will continue to record adjustments to the fair value of derivative liability until paid.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021	Increase (Decrease)
Cash, cash equivalents, and short-term investments	$233,815	$225,071	$8,744
Working capital	$183,719	$178,828	$4,891
Stockholders’ equity (deficit)	$(2,631)	$68,471	$(71,102)

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
As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $233.8 million and $225.1 million, respectively, which represented an increase of $8.7 million.
The increase was primarily due to the proceeds from the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount of $98.2 million, the issuance of shares of our common stock in connection with the ATM offering program, net of commissions, of $31.8 million, and proceeds from the purchase of shares of our common stock in connection with our 2014 Employee Stock Purchase Plan of $2.1 million. The increase was primarily offset by other operating activities of 106.9 million, finance lease prepayments of $9.9 million, net settlement of restricted stock awards for employee taxes of $2.8 million, principal payments on finance leases of $1.8 million, and payment of debt issuance cost and offering costs of $1.4 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(105,495)	$(123,760)
Investing activities	$(61,313)	$(74,113)
Financing activities	$126,478	$31,956
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
For the six months ended June 30, 2022, net cash used in operating activities was $105.5 million, which was primarily due to personnel and compensation costs of approximately $68 million; professional services and consulting fees of approximately $38 million; rent, supplies and utilities expenses of approximately $27 million; legal and other administrative expense of approximately $11 million; the 2027 Notes and Notes Payable interest paid of $5 million, clinical trials expenses of approximately $3 million, offset by approximately $47 million from product and service revenue.
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

Cash Flows from Investing Activities
For the six months ended June 30, 2022 and 2021, net cash provided by or used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments, purchases of property and equipment and prepayments for a finance lease.
Cash Flows from Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities was driven by the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount, and the ATM offering program, net of commissions. The inflows were offset by the net settlement of restricted stock awards for employee taxes.
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
ATM Programs
For the three months of June 30, 2022, we sold 1,264,783 shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.41 per share resulting in net proceeds of $22.7 million after sales agent commissions and offering costs. For the six months ended June 30, 2022, we sold 1,734,853 shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs.
On May 10, 2022, we terminated the 2020 ATM Agreement and entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150 million of our common stock. As of both June 30, 2022 and the filing date of this Report, no shares of common stock have been sold under the 2022 ATM Agreement.
Common Stock and Common Stock Equivalents
As of July 29, 2022, outstanding shares of common stock were 73.1 million, outstanding stock options were 5.0 million, unvested restricted stock awards and performance stock awards were 2.6 million, unvested restricted stock units and performance stock units were 2.6 million, and shares of common stock underlying the 2027 Notes is 8.9 million based upon the initial conversion price.
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
In order to mitigate the substantial doubt to continue as a going concern, we will be required to continue to execute our commercial strategy for the RHA® Collection of dermal fillers, obtain the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and meet certain other conditions in order to draw on the Second Tranche under the Note Purchase Agreement and raise additional capital outside of the Note Purchase Agreement. We may seek additional capital through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, because we are unable to draw on the Second Tranche or because we are unable to raise capital through another method, we will be required to take additional actions beyond the cost preservation measures previously initiated to address our liquidity needs, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL™; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL™ and our product candidates, if approved, and other aspects of our business plan.
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

If the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines is approved, following approval, we may draw on the Second Tranche, which could generate up to $100.0 million of operating capital, and expect to increase operating expenditures with respect to: activities required to support the preparation for and commercialization of DaxibotulinumtoxinA for Injection; internal and external manufacturing capabilities; the development and continued commercialization of OPUL™; the completion of clinical trials and associated programs relating to DaxibotulinumtoxinA for Injection for various indications, an onabotulinumtoxinA biosimilar and our investment in future innovations in the RHA® Pipeline Products; and the procurement of regulatory approval for DaxibotulinumtoxinA for Injection in various indications and an onabotulinumtoxinA biosimilar.

Please read Part II, Item 1A. “Risk Factors —We will require substantial additional financing to continue to operate our business and achieve our goals” for additional information.
Critical Accounting Policies and Estimates
For the six months ended June 30, 2022, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2022, from those as of December 31, 2021 as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the six months ended June 30, 2022, our exposure to market risk did not change materially from what was disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

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
Changes in Internal Control over Financial Reporting
For the three months ended June 30, 2022, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.
In October 2021, Allergan, Inc. and Allergan Pharmaceuticals Ireland (collectively, “Allergan”) filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DaxibotulinumtoxinA for Injection and our and ABPS’s manufacturing process used to produce DaxibotulinumtoxinA for Injection infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute Allergan’s claims and intend to defend the matter vigorously. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan, U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on July 7, 2022 the Magistrate Judge ruled the motion to dismiss should be denied. On August 4, 2022, we filed an objection to the Magistrate Judge’s ruling, but we cannot be certain of what the outcome of that objection will be.

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

Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection.*
To date, we have invested substantial efforts and financial resources in the research and development of neuromodulator product candidates. Our near-term prospects, including our ability to finance our business and generate revenue, and our future growth is substantially dependent on the clinical and commercial success of DaxibotulinumtoxinA for Injection. In December 2018, we completed Phase 3 clinical development for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. Although we have successfully completed the Phase 3 clinical development program for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, our ability to receive FDA approval, and its timing, is uncertain.
We submitted the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines in November 2019, which was accepted by the FDA on February 5, 2020, and the PDUFA target action date was initially set for November 25, 2020. On November 24, 2020, the FDA deferred its decision on the BLA. The FDA reiterated that an inspection of our manufacturing facility is required as part of the BLA approval process, but the FDA was unable to conduct the required inspection due to the FDA’s travel restrictions associated with the COVID-19 pandemic. The FDA initiated the pre-approval inspection of our manufacturing facility in June 2021. Following the inspection, the FDA provided us with its observations in a Form 483, and we responded to those observations in July 2021. On October 15, 2021, we received a CRL with respect to the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA determined it was unable to approve the BLA in its present form due to deficiencies related to the onsite inspection at our manufacturing facility. The CRL did not identify any other deficiencies. In December 2021, we held a Type A meeting with the FDA to gain clarity and alignment on the requirements for approval of the BLA. Based on the meeting minutes, received by the Company on January 14, 2022, a complete response to address the outstanding observations related to the WCB and the drug substance manufacturing process will require the Company to qualify its new WCB by producing three consecutive drug substance lots and one drug product lot. We completed the manufacturing of three consecutive drug substance lots and one drug product lot as part of the qualification of the new WCB and resubmitted the BLA in March 2022. In April 2022, the FDA accepted the resubmission of the BLA and designated the BLA as a Class 2 resubmission with a PDUFA date of September 8, 2022, with a reinspection required. In July 2022, the FDA completed the reinspection of our manufacturing facility and issued a Form 483. See "Management's Discussion and Analysis—Recent Developments— Regulatory Update on DaxibotulinumtoxinA for Injection for the Treatment of Glabellar Lines" for additional information on the Form 483 observations. We have responded to the Form 483 and while we are confident in our responses to the FDA’s observations, we cannot be certain of whether the observations will have an impact on the regulatory approval process for the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, including whether the PDUFA date will be met and whether the drug will be approved. We cannot be certain of whether our resubmission, the reinspection and our responses to the FDA's observations from the inspections will address the outstanding observations of the FDA and whether we were able to remediate the deficiencies related to the inspections or how quickly or successfully the regulatory approval process will proceed following the FDA reinspection and our response to the FDA's observations from the reinspection.
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
As of June 30, 2022, we had a working capital surplus of $183.7 million and an accumulated deficit of $1.5 billion. For the three months ended June 30, 2022 and 2021, we had a net loss of $61.4 million and $72.2 million, respectively. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements and sales of the Current RHA® Collection of dermal fillers, and in March 2022, we received proceeds from the Note Purchase Agreement. As of June 30, 2022, we had capital resources of $233.8 million consisting of cash, cash equivalents, and short-term investments.
On October 15, 2021, the FDA issued a CRL regarding our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines. The FDA indicated it was unable to approve the BLA in its present form due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. As a result, the potential commercial launch of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines has been delayed. The commercial launch delay and its impact on our capital resources has raised substantial doubt with respect to our ability to meet our obligations to continue as a going concern. Our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report. In order to mitigate the substantial doubt to continue as a going concern, we will be required to continue to execute our commercial strategy for the RHA® Collection of dermal fillers, obtain the approval of DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and meet certain other conditions in order to draw on the Second Tranche under the Note Purchase Agreement and raise additional capital outside of the Note Purchase Agreement. See Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 1—The Company ” for more information.
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
We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have only made sales of the Current RHA® Collection of dermal fillers since the initial product launch in September 2020 and the Fintech Platform since the HintMD Acquisition in July 2020. To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenue from our product sales including with respect to DaxibotulinumtoxinA for Injection.
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
The regulatory approval process is highly uncertain and we or any collaboration partner may not obtain regulatory approval for the commercialization of DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products or any future product candidates.*
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any collaboration partner are permitted to market DaxibotulinumtoxinA for Injection, the RHA® Pipeline Products or any future product candidates in the U.S. until the BLA is approved by the FDA. We are also not permitted to market the RHA® Collection of dermal fillers for additional indications for use unless and until Teoxane receives approval of a PMA supplement for such new indication for use. And, we cannot market our product candidates in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. Obtaining regulatory approval can be a lengthy, expensive and uncertain process and delay or failure can occur at any stage of the process. Our ability to obtain FDA approval of the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines, and its timing, is uncertain. In addition, although Teoxane has received PMA approval for the RHA® Collection of dermal fillers, it must obtain PMA approval by the FDA for the RHA® Pipeline Products and any new indications.
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
Even with positive clinical trial results, there is the risk that the FDA or other regulatory authority identify deficiencies related to the manufacturing process of our product candidates. For example, on October 15, 2021, we announced that the FDA issued a CRL regarding the BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility. We cannot be certain of whether our resubmission, the inspections and our responses to the FDA's observations from the inspections will address the outstanding observations of the FDA and whether we were able to remediate the deficiencies related to the inspections or how quickly or successfully the regulatory approval process will proceed following the FDA reinspection and our response to the FDA's observations from the reinspection.
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
The COVID-19 pandemic has affected the business of the FDA and other health authorities. Given the continued uncertainty of the trajectory of the ongoing COVID-19 pandemic, we cannot be certain of when standard operations will resume and whether the FDA regulatory process will take longer than the process pre-COVID-19. Interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DaxibotulinumtoxinA for Injection, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidate. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates or the raw materials used in the manufacture of our product candidates. If the COVID-19 pandemic and the related backlog of work, another government shutdown or other disruption to the normal functioning of government agencies occurs as a result of the COVID-19 pandemic or other reasons, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including with respect to the resubmission of our BLA for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines and our responses to the FDA's observations from the 2022 reinspection, which could have a material adverse effect on our business or prospects.
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
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the ongoing COVID-19 pandemic. An epidemic, pandemic, outbreak or other public health crisis could cause delays in regulatory approvals needed to commercialize our product candidates or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all. The risk of a continued pandemic, or public perception of the risk, could cause customers to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Certain of these risks have materialized in connection with the COVID-19 pandemic. The extent to which the COVID-19 pandemic will further directly or indirectly impact our business, results of operations, financial condition, liquidity and research and development costs will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. For instance, the FDA was previously unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. In addition, following the FDA's completion of the site inspection, the issuance of a Form 483 and our response to the Form 483, it took longer to receive an action on the BLA from the FDA when compared to pre-COVID-19 pandemic timelines. The CRL received cited deficiencies related to manufacturing and we were required to undergo a reinspection. We cannot be certain of whether the COVID-19 pandemic will cause further delays in the regulatory approval process for DaxibotulinumtoxinA for Injection for the treatment of glabellar lines or the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DaxibotulinumtoxinA for Injection in indications outside of glabellar lines or on any supplemental BLAs we may file. In addition, in March 2020 we paused enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial, and ultimately enrolled fewer subjects, due to challenges related to the COVID-19 environment. We are unable to predict whether similar delays will occur in other clinical trials or whether such delays will delay regulatory approvals.
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
Port closures, labor shortages and other restrictions resulting from the COVID-19 pandemic have and may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and services. If Teoxane is unable to access the raw materials needed for the production of the RHA® Collection of dermal fillers, or if we are unable to access the raw materials needed to manufacture DaxibotulinumtoxinA for Injection, we may experience delays in our commercialization plans, regulatory approval process or development programs. In addition, the global chip shortage has impacted and may in the future impact our third-party partners’ ability to provide us with POS hardware terminals that are provided to customers as a part of the OPUL™ service offering. If our third-party partner cannot provide enough POS terminals to meet OPULTM demand or we are unable to provide a substitute device, we may be unable to timely board new customers or fulfill orders for additional hardware from existing customers. Changes in U.S. and foreign trade policies or border closures related to the COVID-19 pandemic or otherwise could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates. Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DaxibotulinumtoxinA for Injection and supplying it to Fosun, which would then develop, commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the U.S.–China trade relationship or the COVD-19 pandemic, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® Collection of dermal fillers in the U.S. and rely on Teoxane for our entire supply of the RHA® Collection of dermal fillers, which was previously delayed as a result of the COVID-19 pandemic and may again be delayed in the future. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require a complete or partial closure of one or more of our facilities, including our manufacturing facility, or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental authorities in response to the COVID-19 pandemic have disrupted our operations. We curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Throughout the COVID-19 pandemic, certain manufacturing, quality and laboratory-based employees continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and have begun to transition certain employees back on-site on a full or part-time basis and in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, the trajectory of the COVID-19 pandemic is uncertain, and a rise in infection rates, the development and spread of more contagious variants or other impacts of the COVID-19 pandemic may require that we transition back to work from home policies. Certain departments, like clinical, quality, quality control, manufacturing, supply chain and sales and marketing, are dependent on working on-site. The effective operation of certain of these departments is critical to manufacturing our drug substance and drug product needed for the commercial preparation of DaxibotulinumtoxinA for Injection and the completion of our clinical programs. If the employees in these departments are subject to work from home policies now or in the future, our business may be adversely impacted. In addition, continued reliance on personnel working from home may negatively impact productivity and employee morale, which may harm our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, the Fintech Platform or RHA® Collection of dermal fillers physician customers and other third parties with whom we do business.
Risks related to an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, could also negatively impact the business or operations of our sourcing or manufacturing partners, CROs, customers or other third parties with whom we conduct business.
These and other potential impacts of an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, has and could in the future materially and adversely affect our business, financial condition and results of operations.
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
•depending on third-party partners, such as Fiserv, Inc. (“Fiserv”);
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
Leadership transitions can be inherently difficult to manage. Resignations of executive officers may cause disruption in our business, strategic and employee relationships, which may significantly delay or prevent the achievement of our business objectives. Leadership changes may also increase the likelihood of turnover of other key officers and employees and may cause declines in the productivity of existing employees. The search for a replacement officer may take time, further exacerbating these factors. Identifying and hiring an experienced and qualified executive officer are typically difficult. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and may result in cultural differences and friction due to changes in strategy and style. During the transition periods, there may be uncertainty among investors, employees, creditors and others concerning our future direction and performance.

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
We currently manufacture our own clinical drug product to support DaxibotulinumtoxinA for Injection development in one internal manufacturing facility. We plan to utilize our internal and external ABPS and LSNE facilities to provide multiple sources of clinical and commercial production of our drugs candidates. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, actual or threatened epidemics, pandemics (including the COVID-19 pandemic), outbreaks, or public health crises, or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could make it difficult or, in certain cases, impossible for us or our third-party manufacturers to continue to manufacture our drug product for a substantial period of time. In particular, because we manufacture botulinum toxin in our facilities, we would be required to obtain further clearance and approval by state, federal or other applicable authorities to continue or resume manufacturing activities. Although we have disaster recovery and business continuity plans in place, they may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. We may also need to halt manufacturing operations, which could impact FDA inspections, halt or delay our clinical trials or, if our product candidates are approved, be unable to manufacture our product candidates to meet commercial demand. If we experience delays in achieving our development or regulatory objectives, or if we are unable to manufacture an approved product within a timeframe that meets market demands, our business, prospects, financial results and reputation could be materially harmed.
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
•obtain institutional review board (“IRB”) approval at each site;
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
We currently rely on third parties and consultants to conduct all of our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize DaxibotulinumtoxinA for Injection or any future product candidates, on a timely basis, or at all.
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
There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We have been and in the future may be subject to this type of litigation and these types of proceedings. In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DaxibotulinumtoxinA for Injection, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. On November 3, 2021, we filed a motion to dismiss. Allergan filed an amended complaint on November 24, 2021, reasserting the patents in its original Complaint and adding U.S. Patent No. 11,147,878. We filed another motion to dismiss in December 2021, and on July 7, 2022 the Magistrate Judge ruled the motion to dismiss should be denied. On August 4, 2022, we filed an objection to the Magistrate Judge’s ruling, but we cannot be certain of what the outcome of that objection will be. See “Part I—Item 3. Legal Proceedings” for more information. We may be delayed or prevented from commercializing DaxibotulinumtoxinA for Injection as a result of Allergan’s lawsuit against us, which would have a material adverse effect on our ability to generate revenue. In addition, if we are found to infringe upon these patents, other patents or other intellectual property rights, or if we fail to obtain or renew a license under a patent or other intellectual property right from Allergan or other third parties, or if a third party that we are licensing technologies from is found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, halt or delay commercialization, suspend the manufacture of our products or reengineer or rebrand our products, if feasible, re-design the manufacturing process for our products, which would require FDA review and could halt or delay commercialization, or we may be unable to enter certain new product markets.
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
Interference, derivation, inter partes review, post-grant review or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patents or patent applications or those of our licensors or collaborators, or those of our competitors. For example, On July 1, 2021, we filed two petitions (IPR2021-01203 and IPR2021-01204) requesting inter partes review (“IPR”) of Medy-Tox, Inc.'s (“Medy-Tox”) U.S. Patent No. 9,480,731, titled “Long Lasting Effect of New Botulinum Toxin Formulations.” In 2013, Medy-Tox had exclusively licensed its technology covered by this patent to Allergan plc, which subsequently was acquired by AbbVie. On September 8, 2021, Medy-Tox announced that its exclusive technology transfer agreement with AbbVie was terminated and rights for Medy-Tox’s technology covered by the patent would be returned to Medy-Tox. On January 19, 2022, the USPTO Trial and Appeal Board denied institution of the IPRs, and on February 18, 2022, we filed a motion for a rehearing of the decision. On August 4, 2022 our motion was denied, which concluded the IPR proceedings. Although the IPR proceedings were not successful, we continue to take appropriate measures to defend our patent position, which may include future IPR proceedings, litigation or other USPTO proceedings, any of which may fail or may be invoked against us by third parties.Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, during the course of this kind of litigation or proceeding, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.
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
Any failure to protect intellectual property rights associated with the Fintech Platform could impair our ability to protect the proprietary technology and brand of the Fintech Platform.*
We have five issued patents and 22 pending patent applications related to the Fintech Platform as of July 7, 2022. However, there is no guarantee that the pending patent applications will result in issued patents, or that the issued patents will ultimately be determined to be valid and enforceable. We also have three pending trademark applications in the United States, one pending trademark application in Australia, and one pending trademark application in Canada related to the Fintech Platform. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or other protective agreements with our employees, customers, partners and others to protect the intellectual property rights associated with the Fintech Platform. However, the steps we take to protect those intellectual property rights may be inadequate to prevent others from competing with the Fintech Platform.
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
The continued growth of the Fintech Platform depends in part on the ability of users to access the Fintech Platform at any time and within an acceptable amount of time. The Fintech Platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. Disruptions to these departments and functions, some of which are outsourced, could result in product feature and enhancement delays and interruptions to or performance problems associated with the Fintech Platform. For example, the Fintech Platform contracts with engineers located in Ukraine who may be adversely impacted by the conflict between Russia and Ukraine, which in turn may delay some product development efforts and the delivery of product and feature enhancements. In addition, we depend on external data centers, such as Amazon’s AWS, to host the Fintech Platform applications and have integrated third-party services that we rely upon as critical components of the Fintech Platform application. We do not control the operation of these facilities. The Fintech Platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the Fintech Platform), capacity constraints due to an overwhelming number of users accessing the Fintech Platform simultaneously, and denial-of-service or other cyber-attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the Fintech Platform, especially during peak usage times, and as the Fintech Platform becomes more complex and its user traffic increases. As a result, the Fintech Platform may become unavailable or users may be unable to access the Fintech Platform within a reasonable amount of time. In the event of any of the factors described above, or certain other failures of our infrastructure or that of third-parties we rely on, user data may be permanently lost. If the Fintech Platform experiences significant periods of service downtime in the future, we may be subject to claims by users of the Fintech Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and efficiently resolve interruptions or performance problems with the Fintech Platform, existing relationships with practices would be adversely affected and the Fintech Platform brand could be harmed. In addition to technological and infrastructure problems, if customers of the Fintech Platform experience other issues or are unsatisfied with the service offerings or operations of the Fintech Platform, this could result in poor relationships with practices and reputational harm to OPUL™ and, as a result, poor customer relations and reputational harm to Revance.
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

Risks Related to Our Indebtedness
Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.
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
We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.
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

General Risk Factors
The trading price of our common stock is volatile, and purchasers of our common stock could incur substantial losses.*
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing price of our common stock from January 1, 2021 to June 30, 2022 has ranged from a low of $11.52 to a high of $33.21. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell, from time to time, through Cowen, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $125 million. As of June 30, 2022, we sold 5.1 million shares of common stock under the 2020 ATM Agreement resulting in net proceeds of $121.9 million after sales agent commissions.

On May 10, 2022, we terminated the 2020 ATM Agreement and entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. As of both June 30, 2022 and the filing date of this Report, no shares of common stock have been sold under the 2022 ATM Agreement.
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
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may make it difficult for a third party to acquire, or attempt to acquire, control of the Company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.
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

REVANCE THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ Mark J. Foley
Mark J. Foley
Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)