Form 10-Q
period 2022-09-30
Revance Therapeutics, Inc.
filed 2022-11-08
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2022: 82,273,582

Revance®, the Revance logos, DAXXIFY™, OPUL®, and other trademarks or service marks of Revance Therapeutics, Inc. appearing in this Quarterly Report on Form 10-Q (this “Report”) are the property of Revance Therapeutics, Inc. This Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
Unless expressly indicated or the context requires otherwise, the terms “Revance,” “Company,” “we,” “us,” and “our,” in this document refer to Revance Therapeutics, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,491	$110,623
Short-term investments	274,136	114,448
Accounts receivable, net	11,732	3,348
Inventories	17,178	10,154
Prepaid expenses and other current assets	8,057	7,544
Total current assets	415,594	246,117
Property and equipment, net	22,677	24,661
Goodwill	146,964	146,964
Intangible assets, net	42,866	55,334
Operating lease right-of-use assets	40,522	44,340
Finance lease right-of-use asset	10,021	—
Restricted cash	5,921	5,046
Other non-current assets	27,026	8,701
TOTAL ASSETS	$711,591	$531,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$744	$10,603
Accruals and other current liabilities	48,007	39,558
Deferred revenue, current	12,481	9,362
Finance lease liability, current	9,396	—
Operating lease liabilities, current	4,104	4,746
Derivative liability	—	3,020
Total current liabilities	74,732	67,289
Debt, non-current	378,889	280,635
Deferred revenue, non-current	75,254	74,152
Operating lease liabilities, non-current	35,518	39,131
Other non-current liabilities	1,485	1,485
TOTAL LIABILITIES	565,878	462,692
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized both as of September 30, 2022 and December 31, 2021; 82,286,868 and 71,584,057 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	82	72
Additional paid-in capital	1,754,513	1,466,369
Accumulated other comprehensive loss	(460)	(18)
Accumulated deficit	(1,608,422)	(1,397,952)
TOTAL STOCKHOLDERS’ EQUITY	145,713	68,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$711,591	$531,163
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$26,081	$18,296	$72,401	$46,982
Collaboration revenue	970	1,129	6,197	4,034
Service revenue	1,964	320	4,046	832
Total revenue	29,015	19,745	82,644	51,848
Operating expenses:
Cost of product revenue (exclusive of amortization)	8,681	5,827	24,130	15,453
Cost of service revenue (exclusive of amortization)	2,055	59	4,022	76
Selling, general and administrative	65,775	52,782	158,697	152,385
Research and development	26,103	30,095	81,745	86,787
Amortization	3,885	3,705	11,597	10,219
Total operating expenses	106,499	92,468	280,191	264,920
Loss from operations	(77,484)	(72,723)	(197,547)	(213,072)
Interest income	1,165	84	1,860	266
Interest expense	(6,917)	(1,571)	(12,722)	(4,700)
Changes in fair value of derivative liability	(875)	(20)	(980)	(98)
Other income (expense), net	118	(146)	(381)	(608)
Loss before income taxes	(83,993)	(74,376)	(209,770)	(218,212)
Income tax provision	(700)	—	(700)	—
Net loss	(84,693)	(74,376)	(210,470)	(218,212)
Unrealized loss	(74)	(1)	(442)	(3)
Comprehensive loss	$(84,767)	$(74,377)	$(210,912)	$(218,215)
Basic and diluted net loss	$(84,693)	$(74,376)	$(210,470)	$(218,212)
Basic and diluted net loss per share	$(1.17)	$(1.10)	$(3.00)	$(3.24)
Basic and diluted weighted-average number of shares used in computing net loss per share	72,208,285	67,782,033	70,215,148	67,297,954
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	73,123,363	73	71,798,624	72	71,584,057	72	69,178,666	69
Issuance of common stock in connection with follow-on offering	9,200,000	9	—	—	9,200,000	9	—	—
Issuance of common stock in connection with at-the-market offerings	—	—	—	—	1,734,853	1	761,526	1
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	171,824	—	91,562	—
Issuance of common stock upon exercise of stock options	91,743	—	41,900	—	122,377	—	921,376	1
Issuance of restricted stock awards and performance stock awards, net of cancellation	(44,752)	—	99,965	—	(257,611)	—	1,136,221	1
Shares withheld related to net settlement of restricted stock awards	(83,486)	—	(101,712)	—	(268,632)	—	(250,574)	—
Balance — End of period	82,286,868	82	71,838,777	72	82,286,868	82	71,838,777	72
Additional Paid-In Capital
Balance — Beginning of period	—	1,521,411	—	1,446,643	—	1,466,369	—	1,500,514
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	—	215,921	—	—	—	215,921	—	—
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	—	(31)	—	(70)	—	31,554	—	21,553
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	—	2,018	—	2,206
Issuance of common stock upon exercise of stock options	—	512	—	314	—	621	—	12,823
Issuance of restricted stock awards and performance stock awards, net of cancellation	—	—	—	—	—	—	—	(1)
Shares withheld related to net settlement of restricted stock awards	—	(1,853)	—	(2,694)	—	(4,613)	—	(6,944)
Stock-based compensation	—	18,553	—	10,754	—	42,295	—	33,305
Other	—	—	—	—	—	348	—	—
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	—	—	(108,509)
Balance — End of period	—	$1,754,513	—	$1,454,947	—	$1,754,513	—	$1,454,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity —(Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Other Accumulated Comprehensive Loss
Balance — Beginning of period	—	(386)	—	(2)	—	(18)	—	—
Unrealized loss	—	(74)	—	(1)	—	(442)	—	(3)
Balance — End of period	—	(460)	—	(3)	—	(460)	—	(3)
Accumulated Deficit
Balance — Beginning of period	—	(1,523,729)	—	(1,260,478)	—	(1,397,952)	—	(1,126,293)
Net loss	—	(84,693)	—	(74,376)	—	(210,470)	—	(218,212)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	—	—	9,651
Balance — End of period	—	(1,608,422)	—	(1,334,854)	—	(1,608,422)	—	(1,334,854)
Total Stockholders’ Equity	82,286,868	$145,713	71,838,777	$120,162	82,286,868	$145,713	71,838,777	$120,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(210,470)	$(218,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	41,613	32,513
Depreciation and amortization	16,266	14,434
Amortization of finance lease right-of-use asset	4,502	—
Amortization of debt discount and debt issuance costs	1,373	935
Amortization of discount on investments	(399)	(16)
Other non-cash operating activities	1,265	140
Changes in operating assets and liabilities:
Accounts receivable	(8,384)	171
Inventories	(6,606)	(4,316)
Prepaid expenses and other current assets	(947)	5,141
Lease right-of-use assets	(10,705)	(15,901)
Other non-current assets	(297)	(7,537)
Accounts payable	(9,711)	(4,578)
Accruals and other liabilities	3,928	5,784
Deferred revenue	4,222	(447)
Lease liabilities	10,984	13,712
Other non-current liabilities	—	1,250
Net cash used in operating activities	(163,366)	(176,927)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(321,199)	(178,588)
Finance lease prepayments	(17,820)	(7,700)
Purchases of property and equipment	(1,922)	(6,018)
Proceeds from maturities of investments	161,183	135,000
Net cash used in investing activities	(179,758)	(57,306)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with follow-on offering, net of discounts and commissions	216,200	—
Proceeds from issuance of notes payable, net of debt discount	98,150	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	31,814	21,706
Proceeds from the exercise of stock options and employee stock purchase plan	2,639	15,029
Principal payments on finance lease obligations	(5,000)	—
Taxes paid related to net settlement of restricted stock awards	(4,613)	(6,944)
Payment of debt issuance costs and offering costs	(1,671)	(327)
Other financing activities	348	—
Net cash provided by financing activities	337,867	29,464
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,257)	(204,769)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	115,669	337,003
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$110,412	$132,234
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued debt issuance costs and offering costs	$749	$—
Capitalized stock-based compensation	$682	$792
Property and equipment purchases included in accounts payable and accruals	$342	$1,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
The Company
Revance is a biotechnology company focused on developing and commercializing innovative aesthetic and therapeutic offerings. Revance’s aesthetics portfolio includes DAXXIFY™ (DaxibotulinumtoxinA-lanm) for injection, the RHA® Collection of dermal fillers from Teoxane SA (“Teoxane”) and OPUL®, a relational commerce platform for aesthetic practices. Revance has also partnered with Viatris Inc. to develop a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. Revance’s therapeutics pipeline is currently focused on muscle movement disorders, including evaluating DAXXIFY™ in two debilitating conditions, cervical dystonia and upper limb spasticity.
Since inception, we have devoted substantial efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DAXXIFY™, DaxibotulinumtoxinA Topical, the onabotulinumtoxinA biosimilar, obtaining regulatory approval of DAXXIFY™ and the commercial launch of our products and services. As a result, we have incurred net losses and net cash outflows from operations. For the three and nine months ended September 30, 2022, we had a net loss of $84.7 million and $210.5 million, respectively. As of September 30, 2022, we had a working capital surplus of $340.9 million and an accumulated deficit of $1.6 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, sales of the RHA® Collection of dermal fillers and, in March 2022, we received the proceeds from notes issued in an aggregate principal amount of $100.0 million pursuant to the Note Purchase Agreement (defined in Note 8). As of September 30, 2022, we had capital resources of $378.6 million consisting of cash, cash equivalents, short-term investments. Since the FDA approval of DAXXIFY™ for the temporary improvement of moderate to severe glabellar lines in September 2022, we are eligible to draw on the Second Tranche (defined in Note 8) of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met. We may also sell up to $150.0 million of our common stock under the 2022 ATM Agreement (defined in Note 9). Based on our updated evaluation of our ability to continue as a going concern, we have concluded that the factors which previously raised substantial doubt about our ability to continue as a going concern no longer exist as of the issuance date of this Report. We believe that our existing capital resources will be sufficient to fund the operating plan through at least the next 12 months following the issuance of this Report.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Use of Estimates & Risks and Uncertainties
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, the incremental borrowing rate used to measure operating lease and finance lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, the period of benefit associated with deferred costs, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, accruals for clinical trial costs, valuation and assumptions underlying stock-based compensation and other equity instruments, and income taxes.
The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, the regulatory approval process for our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. For example, the timing of the FDA’s inspection of our manufacturing facility as a part of the regulatory approval process for DAXXIFY™ was delayed due to the FDA’s travel restrictions associated with the COVID-19 pandemic. We cannot be certain of the continued impact of the COVID-19 pandemic on the timing of the regulatory approval process for DAXXIFY™ in indications other than glabellar lines or on any supplemental biologics license applications (each, a “BLA”) or post-approval supplements we may file.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Inventory
Inventories consist of raw materials, work in process, and finished goods held for sale to customers. Cost is determined using the first-in-first-out (FIFO) method. Inventory costs include raw materials, labor, quality control, and overhead associated with the cost of production. Inventory valuation reserves are established based on a number of factors including, but not limited to, inventory not conforming to product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves, may require judgment. No inventory valuation reserves have been recorded for any periods presented.
Products manufactured at a third-party contract manufacturer site prior to that site’s regulatory approval may be capitalized as inventory when the future economic benefit is deemed highly probable. A number of factors are considered in determining probability, including the historical experience of achieving regulatory approvals for the manufacturing process, the progress along the approval process, the shelf life of the product, and any other impediments identified. If the criteria for capitalizing inventory are not met, the pre-approval manufacturing costs of products are recognized as research and development expense in the period incurred. No inventories from any third-party contract manufacturer have been recognized for any periods presented.
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
For a finance lease for a manufacturing fill-and-finish line, interest expense from fixed payments on finance lease is recognized using the effective interest method. Finance lease right-of-use asset amortization is recorded within research and development expense on the condensed consolidated statements of operations and comprehensive loss, and finance lease liability interest expense is recorded in the interest expense on the condensed consolidated statements of operations and comprehensive loss. For our manufacturing fill-and-finish line asset group, we have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component. Variable lease costs related to finance leases are expensed as research and development expense as incurred.
Recent Accounting Pronouncements
The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our present or future financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
2. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 12). The following tables present our revenue disaggregated by the timing of transfer of goods or services:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$26,081	$—	$121	$26,202	$72,401	$—	$360	$72,761
Transferred over time	—	970	1,843	2,813	—	6,197	3,686	9,883
Total	$26,081	$970	$1,964	$29,015	$72,401	$6,197	$4,046	$82,644

	Three Months Ended September 30, 2021				Nine Months Ended September, 2021
(in thousands)	Product Revenue	Collaboration Revenue	Service Revenue	Total	Product Revenue	Collaboration Revenue	Service Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$18,296	$—	$166	$18,462	$46,982	$—	$379	$47,361
Transferred over time	—	1,129	154	1,283	—	4,034	453	4,487
Total	$18,296	$1,129	$320	$19,745	$46,982	$4,034	$832	$51,848
Product Revenue
For the three and nine months ended September 30, 2022 and 2021, product revenue was generated from the sale of the RHA® Collection of dermal fillers.
Receivables and contract liabilities from contracts with our product customers are as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Receivables:
Accounts receivable, net	$5,341	$3,297
Total accounts receivable, net	$5,341	$3,297

Contract liabilities:
Deferred revenue, current	$2,491	$1,331
Total contract liabilities	$2,491	$1,331
Collaboration Revenue
Viatris Collaboration and License Agreement
Agreement Terms
We entered into a collaboration and license agreement with Viatris (the “Viatris Collaboration”) in February 2018, pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of September 30, 2022, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Viatris Collaboration using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Collaboration are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Collaboration. As of September 30, 2022, the transaction price allocated to the unfulfilled performance obligations was $92.6 million.
We recognize revenue and estimate deferred revenue based on the cost of development services incurred over the total estimated cost of development services to be provided for the development period. For revenue recognition purposes, the development period is estimated to be completed in 2026. It is possible that this period will change and is assessed at each reporting date.

For the three and nine months ended September 30, 2022, we recognized revenue related to development services of $1.0 million and $6.2 million, respectively. For the three and nine months ended September 30, 2021, we recognized revenue related to development services of $1.1 million and $4.0 million, respectively.
Fosun License Agreement
Agreement Terms
In December 2018, we entered into a license agreement (the “Fosun License Agreement”) with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun”), whereby we granted Fosun the exclusive rights to develop and commercialize DAXXIFY™ in mainland China, Hong Kong and Macau (the “Fosun Territory”) and certain sublicense rights.
As of September 30, 2022, Fosun has paid us non-refundable upfront and other payments totaling $31.0 million before foreign withholding taxes. In accordance with the Fosun License Agreement, we are eligible to receive a milestone payment $7.0 million before foreign withholding taxes upon the FDA approval of the BLA of DAXXIFY™, which was approved in September 2022. We recorded this milestone payment in “accounts receivable, net” on the condensed consolidated balance sheets as of September 30, 2022, and the payment was received in November 2022. We are also eligible to receive (i) additional remaining contingent payments of up to $222.5 million upon the achievement of certain milestones based on the first calendar year net sales, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of September 30, 2022, the transaction price allocated to unfulfilled performance obligation was $38.0 million.
For the three and nine months ended September 30, 2022 and 2021, no revenue was recognized from the Fosun License Agreement.
Receivables and contract liabilities from contracts with our collaboration customers are as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Receivables:
Accounts receivable, net — Fosun	$6,300	$—
Total accounts receivable, net	$6,300	$—

Contract liabilities:
Deferred revenue, current — Viatris	$9,930	$7,927
Total contract liabilities, current	$9,930	$7,927

Deferred revenue, non-current — Viatris	$37,259	$43,157
Deferred revenue, non-current — Fosun	37,995	30,995
Total contract liabilities, non-current	$75,254	$74,152
Changes in our contract liabilities from contracts with our collaboration revenue customers for the nine months ended September 30, 2022 are as follows:

(in thousands)
Balance on January 1, 2022	$82,079
Revenue recognized	6,197
Billings and adjustments, net	(3,092)
Balance on September 30, 2022	$85,184
Service Revenue
We offer customer payment processing and certain value-added services to aesthetic practices through the HintMD Platform, the legacy fintech platform, and OPUL®, the next-generation relational commerce platform (together with the HintMD Platform, the “Fintech Platform”). Generally, revenue related to the HintMD Platform payment processing service is recognized at a point in time and revenue related to the OPUL® payment processing service is recognized over time. For the Fintech Platform, revenue related to the value-added services component is recognized over time.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Receivables and contract liabilities from contracts with our service customers are as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Accounts receivable, net	$91	$51
Total accounts receivable, net	$91	$51

Contract liabilities:
Deferred revenue, current	$60	$104
Total contract liabilities, current	$60	$104

3. Cash Equivalents and Short-Term Investments
The following table is a summary of our cash equivalents and short-term investments:

	September 30, 2022				December 31, 2021
in thousands	Cost	Gains	Losses	Fair Value	Cost	Losses	Fair Value
U.S. treasury securities	$134,772	$1	$(187)	$134,586	$—	$—	$—
Commercial paper	92,616	—	—	92,616	87,964	—	87,964
Corporate bonds	60,621	—	(265)	60,356	26,502	(18)	26,484
Money market funds	43,883	—	—	43,883	90,355	—	90,355
U.S. government agency obligations	29,806	—	—	29,806	—	—	—
Yankee debt securities	3,024	—	(9)	3,015	—	—	—
Total cash equivalents and available-for-sale securities	$364,722	$1	$(461)	$364,262	$204,821	$(18)	$204,803

Classified as:
Cash equivalents				$90,126			$90,355
Short-term investments				274,136			114,448
Total cash equivalents and available-for-sale securities				$364,262			$204,803
As of September 30, 2022 and December 31, 2021, we have no other-than-temporary impairments on our available-for-sale securities, and the contractual maturities of the available-for-sale securities are less than one-year.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
4. Intangible Assets, net
The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized:

	September 30, 2022				December 31, 2021
(in thousands, except for in years)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	1.7	$32,334	$(18,861)	$13,473	2.4	$32,334	$(12,799)	$19,535
Developed technology	4.1	35,800	(11,128)	24,672	4.9	35,800	(6,653)	29,147
Customer relationships	1.8	10,300	(5,579)	4,721	2.6	10,300	(3,648)	6,652
Total intangible assets		$78,434	$(35,568)	$42,866		$78,434	$(23,100)	$55,334
Aggregate amortization expense for the intangible assets presented in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Amortization (1)	$3,513	$3,512	$10,538	$9,862
Selling, general and administrative	644	653	1,931	1,990
Total amortization expense	$4,157	$4,165	$12,469	$11,852
(1)The amortization expense related to Distribution rights and Developed technology was recorded to amortization in the condensed consolidated statement of operations and comprehensive loss.
Based on the amount of intangible assets as of September 30, 2022, the expected amortization expense for each of the next five fiscal years was as follows:

Year Ending December 31,	(in thousands)
2022 remaining three months	$4,157
2023	16,625
2024	10,837
2025	5,967
2026	4,606
2027	674
Total	$42,866

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. Inventories
Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials	$57	$—
Work in process	2,356	—
Finished goods	14,765	10,154
Total inventories	$17,178	$10,154

6. Balance Sheet Components
Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Compensation	$23,333	$22,761
Selling, general and administrative	9,539	5,688
Inventories	5,653	456
Research and development	5,295	5,152
Clinical trials	1,842	2,172
Other current liabilities	1,716	1,442
Interest expense	629	1,887
Total accruals and other current liabilities	$48,007	$39,558
Property and Equipment, net
Property and equipment, net consists of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Manufacturing and other equipment	$21,774	$20,277
Platform and computer software	13,736	11,671
Leasehold improvements	7,533	7,481
Computer equipment	3,506	3,558
Furniture and fixtures	1,677	1,893
Other construction in progress	1,503	3,110
Total property and equipment	49,729	47,990
Less: Accumulated depreciation and amortization	(27,052)	(23,329)
Total property and equipment, net	$22,677	$24,661

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
7. Leases
Operating Leases
Our operating leases primarily consist of non-cancellable facilities leases for research, manufacturing, and administrative functions. Our non-cancellable facilities operating leases have original lease periods expiring between 2027 and 2034, and include one or more options to renew for 7 years to 14 years. The monthly payments for our operating leases escalate over the remaining lease term. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
Finance Lease
Our finance lease represents a dedicated fill-and-finish line for the manufacturing of DAXXIFY™. In March 2017, we entered into, and in December 2020, we amended the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement with Ajinomoto Althea, Inc. dba Aji Bio-Pharma Services, a contract development and manufacturing organization (“ABPS”) (as amended, the “ABPS Agreement”). The ABPS Agreement contains a lease, which commenced in January 2022, related to a dedicated fill-and-finish line for the manufacturing of DAXXIFY™ because it has an identified asset that is physically distinct for which we have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease provides us with both (1) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. Under the ABPS Agreement, until May 2022, we were subject to minimum purchase obligations of up to $30.0 million for each of the years ending December 31, 2022, 2023 and 2024. Each party has the right to terminate the ABPS Agreement without cause, with an 18-month written notice to the other party. The lease is classified as a finance lease in the condensed consolidated balance sheets.
In May 2022, we amended a statement of work under the ABPS Agreement pursuant to which the minimum purchase obligations of $30.0 million per year were eliminated, and instead the minimum purchase obligations would be negotiated prior to the beginning of each year over the term of the agreement. As a result of the amended statement of work, the finance lease was modified. The primary change was that the modification reflects payments in 2023 and 2024 as variable lease payments and excludes such payments in the present value calculation in arriving at the remaining finance lease liabilities with a corresponding adjustment to the related right-of-use asset, among other considerations and changes.
The operating and finance lease costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Finance lease:
Amortization of finance lease right-of-use asset	$3,344	$—	$4,502	$—
Variable lease cost - finance lease(1)	1,134	—	1,375	—
Interest on finance lease liability	348	—	2,607	—
Total finance lease costs	4,826	—	8,484	—
Operating leases:
Operating lease cost	2,223	2,224	6,669	5,802
Variable lease cost - operating leases(2)	423	385	1,288	1,016
Total operating lease costs	2,646	2,609	7,957	6,818
Total lease cost	$7,472	$2,609	$16,441	$6,818
(1)Variable lease cost includes validation, qualification, materials, and other non-commercial related services which are not included in the lease liabilities and are expensed as incurred.
(2)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As of September 30, 2022, maturities of our lease liabilities are as follows:

(in thousands)	Finance Lease	Operating Leases	Total
Year Ending December 31,
2022 remaining three months	$8,523	$1,218	$9,741
2023	990	8,468	9,458
2024	—	8,723	8,723
2025	—	8,981	8,981
2026	—	9,242	9,242
2027 and thereafter	—	17,146	17,146
Total lease payments	9,513	53,778	63,291
Less imputed interest	(117)	(14,156)	(14,273)
Present value of lease payments	$9,396	$39,622	$49,018
Our lease contracts do not provide a readily determinable implicit rates, as such, we used the estimated incremental borrowing based on the information available at the adoption or commencement dates. As of September 30, 2022, remaining lease terms and discount rates are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	2.3	7.8
Weighted-average discount rate	8.5%	9.8%
Supplemental cash flow information related to the leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,259	$7,956
Operating cash flows from finance leases	$2,541	$—
Financing cash flows from finance leases	$5,000	$—
Right-of-use assets obtained in exchange for lease liabilities
Finance lease	$14,523	$—
Operating leases	$—	$18,855
Leases Not Yet Commenced
LSNE Agreement
In April 2021, we and Lyophilization Services of New England, Inc. (“LSNE”), a contract development and manufacturing services organization, entered into a commercial supply agreement (the “LSNE Agreement”) pursuant to which LSNE would serve as a non-exclusive manufacturer and supplier of our products (the “Products”). The initial term of the LSNE Agreement is dependent upon the date of regulatory submission for the manufacturing of the applicable Product and may be terminated by either party in accordance with the terms of the LSNE Agreement. The term of the LSNE Agreement may also be extended for one additional three-year term upon mutual agreement of the parties.
The LSNE Agreement may contain a lease related to a dedicated fill-and-finish line and closely related assets for the manufacturing of the Products because it has identified assets that are physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (1)

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity implied from the dedicated manufacturing capacity and (2) the right to direct the use of the fill-and-finish line.
The embedded lease had not yet commenced as of September 30, 2022. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the LSNE Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Agreement. As of September 30, 2022, we have made prepayments of $25.5 million to LSNE which is recorded within “other non-current assets” in the condensed consolidated balance sheets. Based on our best estimate as of September 30, 2022, our remaining commitment under the LSNE Agreement will be $2.0 million for 2022, $7.7 million for 2023, $14.4 million for 2024, $18.3 million for 2025, $25.3 million for 2026, and $164.0 million for 2027 and thereafter in aggregate.

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

8. Debt
The following table provides information regarding our debt:

	September 30,	December 31,
(in thousands)	2022	2021
Convertible senior notes (the “2027 Notes”)	$287,500	$287,500
Less: Unamortized debt issuance costs	(5,909)	(6,865)
Carrying amount of the 2027 Notes	281,591	280,635

Notes payable	100,000	—
Less: Unamortized debt discount	(1,434)	—
Less: Unamortized debt issuance costs	(1,268)	—
Carrying amount of notes payable	97,298	—
Debt, non-current	$378,889	$280,635

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Interest expense relating to our debt in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$3,454	$1,258	$8,425	$3,773
Amortization of debt issuance costs	441	313	1,190	935
Amortization of debt discount	98	—	183	—
Total interest expense	$3,993	$1,571	$9,798	$4,708
Notes Payable
In March 2022, we entered into a note purchase agreement with Athyrium Buffalo LP (“Athyrium”), as administrative agent and Purchaser, and Hint, Inc., as a guarantor (the “Note Purchase Agreement”), pursuant to which the Purchasers (as defined therein) agreed to purchase from us, and we agreed to issue to such Purchasers, notes payable by us (the “Notes”). On March 18, 2022, we issued to the Purchasers Notes in an aggregate principal amount for all such Notes of $100.0 million (the “First Tranche”). Subject to satisfaction of certain conditions set forth in the Note Purchase Agreement, including the FDA approval of DAXXIFY™, $100.0 million in additional Notes (the “Second Tranche”) remains available to us under the Note Purchase Agreement until September 18, 2023. In addition, there is an uncommitted tranche of additional Notes in an aggregate amount of up to $100.0 million (the “Third Tranche”) available until March 31, 2024 subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY™ preceding the date of the draw request for the Third Tranche, and approval by Athyrium Capital Management, LP.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
Initially, the Notes bear interest at an annual fixed interest rate equal to 8.50%. If the Third Tranche of Notes becomes committed, the Notes will then bear interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month LIBOR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on the Notes, commencing on the last business day of the calendar month following the funding date thereof, and continuing until the last business day of each March, June, September and December through September 18, 2026 (the “Maturity Date”). The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the Effective Date but on or prior to the second anniversary of the Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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
Convertible Senior Notes
In February 2020, we issued $287.5 million aggregate principal amount of convertible senior notes that are due in 2027 (the “2027 Notes”) pursuant to an indenture, dated February 14, 2020, between us and U.S. Bank National Association, as trustee (the “Indenture”). The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs. A portion of the net proceeds from the 2027 Notes were used to purchase the capped call transactions described below and the remainder will be used to fund expenses associated with commercial launch activities for both the RHA® Collection of dermal fillers and DAXXIFY™, research and development, and other corporate activities.

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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of September 30, 2022 and December 31, 2021, we had not purchased any shares under the capped call transactions.
9. Stockholders’ Equity and Stock-Based Compensation
2014 Equity Incentive Plan (the “2014 EIP”)
On January 1, 2022, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 2,863,362 shares. For the nine months ended September 30, 2022, 505,028 stock options, 42,413 restricted stock awards, and 2,912,530 restricted stock units, including 1,518,389 performance stock units, were granted under the 2014 EIP. As of September 30, 2022, 2,850,464 shares were available for issuance under the 2014 EIP.
2014 Inducement Plan (the “2014 IN”)
For the nine months ended September 30, 2022, no stock options or awards were granted under the 2014 IN. As of September 30, 2022, 739,103 shares were available for issuance under the 2014 IN.
HintMD Plan
For the nine months ended September 30, 2022, no stock options or awards were granted under the Hint, Inc. 2017 Equity Incentive Plan (the “HintMD Plan”). As of September 30, 2022, 74,920 shares were available for issuance under the HintMD Plan.
2014 Employee Stock Purchase Plan (the “2014 ESPP”)
On January 1, 2022, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of September 30, 2022, 1,833,972 shares were available for issuance under the 2014 ESPP.

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
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented below:

	September 30,
	2022	2021
Convertible senior notes	8,878,938	8,878,938
Outstanding stock options	4,957,025	4,898,630
Unvested restricted stock awards and performance stock awards	2,339,999	3,951,037
Unvested restricted stock units and performance stock units	2,690,816	—
Shares of common stock expected to be purchased on December 31st under the 2014 ESPP	188,715	89,919
At-The-Market Offering
In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we could offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $125.0 million. We were not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen was required to use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We paid Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimbursed legal fees and disbursements and provided Cowen with customary indemnification and contribution rights. The 2020 ATM Agreement was terminated on May 10, 2022. From January 1, 2022 through May 10, 2022, we sold 1.7 million shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs.
On May 10, 2022, we entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. We are not obligated to sell any shares under the 2022 ATM Agreement. Subject to the terms and conditions of the 2022 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights.
As of both September 30, 2022 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.
Follow-On Public Offering
In September 2022, we completed a follow-on public offering, pursuant to which we issued 9.2 million shares of common stock at a public offering price of $25.00 per share, which included the exercise of the underwriters’ over-allotment

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
option to purchase 1.2 million additional shares of common stock, for net proceeds of $215.9 million, after underwriting discounts, commission and other offering expenses.
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$13,245	$6,624	$27,937	$21,193
Research and development	4,742	3,914	13,676	11,320
Total stock-based compensation expense	$17,987	$10,538	$41,613	$32,513
10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy.

	September 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$134,586	$134,586	$—	$—
Money market funds	43,883	43,883	—	—
U.S. government agency obligations	29,806	29,806	—	—
Commercial paper	92,616	—	92,616	—
Corporate bonds	60,356	—	60,356	—
Yankee debt securities	3,015	—	3,015	—
Total assets measured at fair value	$364,262	$208,275	$155,987	$—

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$90,355	$90,355	$—	$—
Commercial paper	87,964	—	87,964	—
Corporate bonds	26,484	—	26,484	—
Total assets measured at fair value	$204,803	$90,355	$114,448	$—

Liabilities
Derivative liability	$3,020	$—	$—	$3,020
Total liabilities measured at fair value	$3,020	$—	$—	$3,020

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2021	$3,020
Change in fair value	980
Derecognition of derivative liability	(4,000)
Fair value as of September 30, 2022	$—
Our Level 3 financial instrument was a derivative liability related to a settlement agreement from 2012, pursuant to which we were obligated to pay $4.0 million upon achieving regulatory approval for DAXXIFY™ or DaxibotulinumtoxinA Topical. We determined that such payment was a derivative instrument that requires fair value accounting as a liability and periodic fair value remeasurement until derecognized. The fair value of the derivative liability was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The significant unobservable inputs used in the fair value measurement of the product approval payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.
In September 2022, the derivative liability was derecognized as a result of the FDA approval of DAXXIFY™. The liability is included within accruals and other current liabilities in the condensed consolidated balance sheets as of September 30, 2022.
The fair value of the 2027 Notes and the Notes payable (Note 8) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and the Notes payable for disclosure purposes only. As of September 30, 2022, and December 31, 2021 the fair value of the 2027 Notes was $300.5 million and $257.1 million, respectively. As of September 30, 2022 the fair value of the Notes payable was approximately the same as its unamortized carrying value.
11. Commitments and Contingencies
Teoxane Agreement
In January 2020, we entered into an exclusive distribution agreement (the “Teoxane Agreement”) with Teoxane SA (“Teoxane”), as amended in September and November 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds (the “RHA® Collection”) and RHA® Redensity, which had been approved for the treatment of moderate to severe dynamic perioral rhytids (lip lines) (collectively, the “RHA® Collection of dermal fillers”), and (ii) future hyaluronic acid filler advancements and products by Teoxane (the “RHA® Pipeline Products”) in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement is effective for a term of ten years from product launch in September 2020 and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts unless prevented by certain conditions such as manufacturing delays. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Other Contingencies
As of September 30, 2022, we are obligated to pay Botulinum Toxin Research Associates, Inc. (“BTRX”) up to a remaining $15.5 million upon the satisfaction of certain milestones relating to our product revenue, intellectual property, and clinical and regulatory events.
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
For the nine months ended September 30, 2022 and 2021, no amounts associated with the indemnification agreements have been recorded.
Litigation
In October 2021, Allergan, Inc. and Allergan Pharmaceuticals Ireland (collectively, “Allergan”) filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY™, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY™ and our and ABPS’s manufacturing process used to produce DAXXIFY™ infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute Allergan’s claims and intend to defend the matter vigorously. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan, U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on August 19, 2022, the court denied our motion to dismiss. On September 2, 2022, we filed an answer and counterclaim to Allergan’s amended complaint. A jury trial is scheduled to begin on December 2, 2024.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021 in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements regarding the manufacturing of DAXXIFY™ and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The Court appointed a lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. We dispute these claims and intend to defend the matter vigorously.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
We record a provision for a liability when we believe that is both probable that a liability has incurred, and the amount can be reasonably estimated. As of both September 30, 2022 and December 31, 2021, no such provision for liabilities related to the above litigation were recorded on the condensed consolidated balance sheets.
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
Product Segment
Our Product Segment refers to the business that includes the research, development and commercialization of our approved products and product candidates, including DAXXIFY™, the onabotulinumtoxinA biosimilar and the RHA® Collection of dermal fillers.
Service Segment
Our Service Segment refers to the business that includes the development and commercialization of the Fintech Platform.
Corporate and other expenses include operating expense related to general and administrative expenses, depreciation and amortization, stock-based compensation, in-process research and development and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. For the three months ended September 30, 2022 and 2021, intersegment revenue was $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2022 and 2021, intersegment revenue was $0.9 million and $0.8 million, respectively.
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Product Segment	$27,051	$19,425	$78,598	$51,016
Service Segment	1,964	320	4,046	832
Total revenue	$29,015	$19,745	$82,644	$51,848

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Reconciliation of Segment Loss from Operations to Condensed Consolidated Loss from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Loss from operations:
Product Segment	$(32,100)	$(36,298)	$(82,020)	$(108,982)
Service Segment	(4,423)	(4,155)	(13,956)	(12,178)
Corporate and other expenses	(40,961)	(32,270)	(101,571)	(91,912)
Total loss from operations	$(77,484)	$(72,723)	$(197,547)	$(213,072)
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
This Report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, milestone expectations, future expenses and cash flows, anticipated working capital requirements, capital expenditures and cash preservation plans; our ability to comply with our debt obligations; our ability to draw on the Second Tranche (as defined below); our future financing plans and strategies; our future responses to and the effects of the COVID-19 pandemic; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates and third-party manufacturers, including with respect to DaxibotulinumtoxinA-lanm for injection (“DAXXIFY™”) for indications other than glabellar lines and the RHA® Pipeline Products (as defined below); our expectations regarding the HintMD fintech platform (the “HintMD Platform”) and OPUL® Relational Commerce Platform (“OPUL®” and together with the HintMD Platform, the “Fintech Platform”), including their features, functionality, gross processing volume (“GPV”) and profitability; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates, including the outcome of such clinical studies and trials; development of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® (an “onabotulinumtoxinA biosimilar”), which would compete in the existing short-acting neuromodulator marketplace; the process and our ability to effectively and reliably manufacture supplies of DAXXIFY™; our ability to successfully compete in the dermal filler, neuromodulator and fintech services markets; the design of our clinical studies; the markets for our current and future products and services; our business strategy, plans and prospects, including our commercialization plans and ability to commercialize Teoxane SA’s (“Teoxane”) line of Resilient Hyaluronic Acid® dermal fillers (the “RHA® Collection of dermal fillers”) and DAXXIFYTM; the potential benefits of DAXXIFYTM, the RHA® Collection of dermal fillers, our drug product candidates and the Fintech Platform; the potential safety, efficacy and duration of DAXXIFY™; the extent to which our products and services are considered innovative, differentiated or premium; our ability to set a new standard in healthcare; the rate and degree of economic benefit of DAXXIFYTM , the RHA® Collection of dermal fillers and the Fintech Platform; patent defensive measures; timing related to our ongoing litigation matters; our ability to defend ourselves in ongoing litigation; and our strategic collaborations are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Item 1A. “Risk Factors” and elsewhere in this Report.
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
•Our success as a company, including our ability to finance our business and generate revenue, and our future growth is substantially dependent on the clinical and commercial success of DAXXIFY™, and the commercial success of the RHA® Collection of dermal fillers. Our longer-term prospects will also depend on the successful development, regulatory approval and commercialization of an onabotulinumtoxinA biosimilar product candidate and any future product candidates. If we are unable to successfully commercialize our products, or are unable to successfully complete the development or regulatory approval process or commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.
•If we are not able to effectively and reliably manufacture DAXXIFY™, an onabotulinumtoxinA biosimilar or any future product candidates, including through any third-party manufacturers, as well as acquire supplies of the RHA® Collection of dermal fillers from Teoxane SA (“Teoxane”), our product development, regulatory approval, commercialization and sales efforts and our ability to generate revenue may be adversely affected.
•We may require substantial additional funding to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts. We have incurred significant losses since our inception and we anticipate that these losses will continue for the foreseeable future. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
•DAXXIFYTM, future hyaluronic acid filler advancements and products by Teoxane (the “RHA® Pipeline Products”) or any future product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful, which would adversely affect our operating results and financial condition.
•DAXXIFYTM and the RHA® Collection of dermal fillers will face significant competition, including from companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
•We use third-party collaborators and partners, including Viatris Inc. (“Viatris”), Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun”), Ajinomoto Althea, Inc. dba Ajinomoto Bio-Pharma Services (“ABPS”) and Lyophilization Services of New England, Inc. (“LSNE”), to help us develop, validate, manufacture and/or commercialize product candidates. Our ability to commercialize our products could be impaired or delayed if these collaborations are unsuccessful.
•The terms of the Note Purchase Agreement (as defined below) place restrictions on our operating and financial flexibility, and if we fail to comply with these restrictions, our business, business prospects, results of operations and financial condition may be adversely affected.
•The COVID-19 pandemic has and may continue to adversely affect our regulatory approval timeline, financial condition and our business as well as those of third parties on which we rely for significant manufacturing, clinical or other business operations. Further, the COVID-19 pandemic has adversely affected the economy and disposable income levels, which could reduce consumer spending and lower demand for our products and services.
•Adverse events or safety concerns involving DAXXIFY™ or the RHA® Collection of dermal fillers or other product candidates could prevent us or Teoxane from maintaining regulatory approval for DAXXIFYTM and the RHA® Collection of dermal fillers, or delay or prevent us or Teoxane from obtaining additional regulatory approval for DAXXIFY™ in other indications or the RHA® Pipeline Products, as applicable. The denial, delay or withdrawal of any such approval would negatively impact commercialization and could have a material adverse effect on our ability to generate revenue, business prospects, and results of operations.
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
•If our efforts to protect our intellectual property related to DAXXIFY™, the RHA® Collection of dermal fillers, any future product candidates, or the Fintech Platform are not adequate, we may not be able to compete effectively. Additionally, we are currently and in the future may become involved in lawsuits or administrative proceedings to defend against claims that we infringe the intellectual property of others and to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming and would have a material adverse effect on our ability to generate revenue if we are unsuccessful.
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

Overview
Revance is a biotechnology company focused on setting the new standard in healthcare with innovative aesthetic and therapeutic offerings that elevate patient and physician experiences. Revance’s aesthetics portfolio of expertly created products and services, including DAXXIFY™, the RHA® Collection of dermal fillers and OPUL®, the first-of-its-kind Relational Commerce platform for aesthetic practices, deliver a differentiated and exclusive offering for the company’s elite practice partners and their consumers. Revance has also partnered with Viatris Inc. to develop a biosimilar to BOTOX®, which will compete in the existing short-acting neuromodulator marketplace. Revance’s therapeutics pipeline is currently focused on muscle movement disorders including evaluating DAXXIFY™ in two debilitating conditions, cervical dystonia and upper limb spasticity.
Impact of the COVID-19 Pandemic on Our Operations
The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. The ongoing COVID-19 pandemic has and may continue to negatively affect global economic activity, the regulatory approval process for our product candidates, our supply chain, research and development activities, end user demand for our products and services and commercialization activities. For example, the timing of the FDA’s inspection of our manufacturing facility as a part of the regulatory approval process for DAXXIFYTM was delayed due to the FDA’s travel restrictions associated with the COVID-19 pandemic. We cannot be certain of the continued impact of the COVID-19 pandemic on the timing of the regulatory approval process for DAXXIFY™ in indications other than glabellar lines or on any supplemental biologics license application (“BLAs”) or post-approval supplements we may file.
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
In 2021 and 2022, the global computer chip shortage impacted our third-party partners’ ability to provide us with the point of sale (“POS”) hardware terminals that are provided to customers as a part of the OPUL® service offering.If a similar issue occurred, resulting in our third-party partner not being able to provide enough POS terminals to meet OPUL® demand, it would affect our ability to to timely board new customers or fulfill orders for additional hardware from existing customers. If such issues continue for an extended period of time, it could materially and adversely affect the Fintech Platform’s business.
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our the approval process for DAXXIFY™ in indications other than glabellar lines, our manufacturing operations, supply chain, end user demand for our products and services, commercialization efforts, business operations, clinical trials and other aspects of our business, the healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity and results of operations.

Regulatory Update
On September 8, 2022, we announced the FDA approval of DAXXIFY™ for the temporary improvement of moderate to severe frown lines (glabellar lines) in adults. For the three months ended September 30, 2022, we have not generated revenue from DAXXIFY™ sales.
In October 2022, the FDA accepted our post approval supplement (“PAS”) submission for ABPS, our dual source, fill-finish, contract manufacturer to support the scaled production of DAXXIFY™. We anticipate the potential approval of the PAS in 2023.
In October 2022, we announced that we submitted a supplemental BLA to the FDA for DAXXIFY™ (DaxibotulinumtoxinA-lanm) for the treatment of cervical dystonia.
RHA® Collection of Dermal Fillers
We recognized $26.1 million in product revenue and $8.7 million in cost of product revenue (exclusive of amortization) for the three months ended September 30, 2022, and $72.4 million in product revenue and $24.1 million in cost of product revenue (exclusive of amortization) for the nine months ended September 30, 2022 from the sale of the RHA® Collection of dermal fillers.

The Fintech Platform
For the three months ended September 30, 2022, the Fintech Platform processed $164 million of gross processing volume (“GPV”). GPV for the trailing-twelve months ended September 30, 2022 totaled over $630 million. GPV measures the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds. We also use the Fintech Platform PayFac capabilities to process credit card transactions for products purchased from us; these transactions are not included in GPV. Since the Fintech Platform predominantly generates revenue as a percentage of credit card processing volumes, we use GPV as a key indicator of the ability of the Fintech Platform to generate revenue.

Presentation of revenue generated by the Fintech Platform may be impacted by the ongoing migration of customers from the HintMD Platform to OPUL®. We have started migrating existing customers on the HintMD Platform to OPUL®. While the ongoing migration of existing customers is not expected to have a material impact to the gross margin generated by the Fintech Platform, it is expected to cause a gross-up effect to service revenue and cost of service revenue (exclusive of amortization) due to the gross vs. net presentation difference in revenue accounting between the HintMD Platform and OPUL®.

Follow-on Public Offering
In September 2022, we completed a follow-on public offering, pursuant to which we issued 9.2 million shares of common stock at a public offering price of $25.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase 1.2 million additional shares of common stock, for net proceeds of $215.9 million, after underwriting discounts, commission and other offering expenses.
Note Purchase Agreement
In March 2022, we entered into a note purchase agreement (the “Note Purchase Agreement”) with Athyrium Buffalo LP (together with its affiliates, “Athyrium”), as administrative agent, the purchasers party thereto from time to time (the “Purchasers”), including Athyrium, and HintMD, as a guarantor, pursuant to which the Purchasers agreed to purchase from us, and we agreed to issue to such Purchasers, notes payable by us. In March 2022, we issued to the Purchasers notes in an aggregate principal amount for all such notes of $100.0 million (the “Notes Payable”). Since the FDA approval of DAXXIFY™ for the temporary improvement of moderate to severe glabellar lines in September 2022, we are eligible to draw on the Second Tranche of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met. See “—Liquidity and Capital Resources” for additional information.
At-The-Market (“ATM”) Offerings
In November 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) as sales agent (the “2020 ATM Agreement”), and the 2020 ATM Agreement was terminated on May 10, 2022. From January 1, 2022 through May 10, 2022, we sold 1.7 million shares of common stock at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs.
On May 10, 2022, we entered into a new sales agreement (the “2022 ATM Agreement”) with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of common stock. As of both September 30, 2022 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.
Results of Operations
We operate in two reportable segments: our Product Segment and our Service Segment. Our Product Segment refers to the business that includes the research, development and commercialization of our approved products and product candidates, including DAXXIFY™, the onabotulinumtoxinA biosimilar and the RHA® Collection of dermal fillers. Our Service Segment refers to the business that includes the development and commercialization of the Fintech Platform.

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% change
Product revenue	$26,081	$18,296	$7,785	43%	$72,401	$46,982	$25,419	54%
Collaboration revenue	970	1,129	$(159)	(14)%	6,197	4,034	$2,163	54%
Service revenue	1,964	320	$1,644	514%	4,046	832	$3,214	386%
Total revenue	$29,015	$19,745	$9,270	47%	$82,644	$51,848	$30,796	59%
Product Revenue
We have generated product revenue from the sale of the RHA® Collection of dermal fillers.
For the three and nine months ended September 30, 2022, our product revenue increased compared to the same periods in 2021 due to higher sales volumes of the RHA® Collection of dermal fillers.
Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the cost of development services incurred over the total estimated cost of development services multiplied by the determined transactions price of the contract.
For the three months ended September 30, 2022, our collaboration revenue decreased compared to the same periods in 2021 due to timing of development activities of the onabotulinumtoxinA biosimilar program in the third quarter of 2022 comparing to 2021. For the nine months ended September 30, 2022, our collaboration revenue increased compared to the same periods in 2021 due to increased development activities of the onabotulinumtoxinA biosimilar program.
Service Revenue
Our service revenue is generated from the Fintech Platform, which earns revenues through payment processing fees and certain value-added services. In our HintMD Platform service offerings, we generally recognize service revenue net of costs as an accounting agent. In our OPUL® service offerings, we generally recognize service revenue on a gross basis as the accounting principal because we maintain control of the service offerings to our customers as the PayFac. Since the fourth quarter of 2021, we have been onboarding new customers exclusively to OPUL®, and since October 2021, migrating existing customers from the HintMD Platform to OPUL®. While the ongoing migration of existing customers is not expected to have a material impact to the gross margin generated by the Fintech Platform in the near term, it is expected to cause a gross-up effect to service revenue and cost of service revenue (exclusive of amortization) due to the gross versus net presentation difference in revenue accounting between the HintMD Platform and OPUL®.
For the three and nine months ended September 30, 2022, our service revenue increased compared to the same period in 2021 primarily due to increased GPV associated with the commercial launch of OPUL® since October 2021 and the presentation difference in revenue accounting described above.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$8,681	$5,827	$2,854	49%	$24,130	$15,453	$8,677	56%
Cost of service revenue (exclusive of amortization)	2,055	59	$1,996	3,383%	4,022	76	$3,946	5,192%
Selling, general and administrative	65,775	52,782	$12,993	25%	158,697	152,385	$6,312	4%
Research and development	26,103	30,095	$(3,992)	(13)%	81,745	86,787	$(5,042)	(6)%
Amortization	3,885	3,705	$180	5%	11,597	10,219	$1,378	13%
Total operating expenses	$106,499	$92,468	$14,031	15%	$280,191	$264,920	$15,271	6%
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
For the three and nine months ended September 30, 2022, our cost of product revenue (exclusive of amortization) increased compared to the same periods in 2021 due to higher sales volumes of the RHA® Collection of dermal fillers.
Cost of Service Revenue (exclusive of amortization)
Cost of service revenue (exclusive of amortization) primarily consists of interchanges fees, hardware costs, and various fees in the fulfillment of our financial services.
For the three and nine months ended September 30, 2022, cost of service revenue (exclusive of amortization) increased compared to the same periods in 2021 due to the increase of OPUL® GPV as well as the change to the gross accounting presentation of revenue and costs associated with OPUL® as described in the Service Revenue section above.
We expect the cost of service revenue (exclusive of amortization) to increase in the future as we expand the general availability of OPUL® for existing and new customers and due to the change to the gross accounting presentation of revenue and costs associated with OPUL® as described in the Service Revenue section above.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Selling, general and administrative	$51,492	$45,146	$6,346	14%	$127,570	$128,329	$(759)	(1)%
Stock-based compensation	13,245	6,624	$6,621	100%	27,937	21,193	$6,744	32%
Depreciation and amortization	1,038	1,012	$26	3%	3,190	2,863	$327	11%
Total selling, general and administrative expenses	$65,775	$52,782	$12,993	25%	$158,697	$152,385	$6,312	4%
Selling, general and administrative expenses consist primarily of the following:
•Personnel and professional service costs in our finance, information technology, commercial, investor relations, legal, human resources, and other administrative departments, including related stock-based compensation costs;
•Costs of sales and marketing activities and sales force compensation related to DAXXIFY™, the RHA® Collection of dermal fillers and the Fintech Platform;
•DAXXIFY™ pre-commercial activities such as market research and public relations; and
•Depreciation and amortization of certain assets used in selling, general and administrative activities.
Selling, general and administrative expenses before stock-based compensation and depreciation and amortization
For the three months ended September 30, 2022, selling, general and administrative expenses increased compared to the same periods in 2021, primarily due to an increase in sales and marketing expenses, of which $4.2 million was attributed to the Product Segment.
For the nine months ended September 30, 2022, selling, general and administrative expenses decreased compared to the same periods in 2021 of which $1.9 million was attributed to the Product Segment. The decreases in selling, general and administrative expenses were primarily related to cash preservation and expense management initiatives discussed above as well as other ongoing operating cost efficiencies realized related to travel and training costs in the Product Segment. The decrease was partially offset by additional sales and marketing expenses and business support related to the RHA® Collection of dermal fillers and investments in the Service Segment.
We expect our selling, general and administrative expenses to increase in the future due to the anticipated commercial launch of DAXXIFYTM.
Stock-based compensation
For the three and nine months ended September 30, 2022, stock-based compensation included in selling, general and administrative expenses increased compared to the same periods in 2021, primarily due to the initiation of recognizing stock-based compensation expense for the performance based stock units that were granted in early 2022 and for which the performance condition was achieved in September 2022 as well as more stock award grants to employees in selling, general and administrative functions.

Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Manufacturing and quality	$10,514	$11,701	$(1,187)	(10)%	$37,022	$33,296	$3,726	11%
Stock-based compensation	4,742	3,914	$828	21%	13,676	11,320	$2,356	21%
Clinical and regulatory	3,749	7,294	$(3,545)	(49)%	11,631	21,673	$(10,042)	(46)%
Other research and development expenses	3,911	2,709	$1,202	44%	9,211	9,008	$203	2%
Platform and software development	2,671	4,044	$(1,373)	(34)%	8,726	10,138	$(1,412)	(14)%
Depreciation and amortization	516	433	$83	19%	1,479	1,352	$127	9%
Total research and development expenses	$26,103	$30,095	$(3,992)	(13)%	$81,745	$86,787	$(5,042)	(6)%
In the Product Segment, we do not believe that allocation of all research and development costs by product candidate would be meaningful; therefore, we generally do not track these costs by product candidates unless contractually required by our business partners. In the Service Segment, our research and development expenses relate to the development and introduction of new functionalities and features of OPUL® that are not subjected to capitalization.
Research and development expenses consist primarily of:
•salaries and related expenses for personnel in research and development functions, including stock-based compensation;
•expenses related to the initiation and completion of clinical trials and studies for DAXXIFY™, future innovations related to the RHA® Collection of dermal fillers and an onabotulinumtoxinA biosimilar, including expenses related to the production of clinical supplies;
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
•expenses related to the development of new features and functionalities of OPUL® and services that are not subjected to capitalization;
•depreciation and other allocated expenses; and
•charges from the RHA® Pipeline Products of dermal fillers asset acquisition related to in-process research and development.
Our research and development expenses are subject to numerous uncertainties, primarily related to the timing and cost needed to complete our respective projects. In our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development cost runway to be relatively consistent in the near term, primarily due to deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities as part of our capital preservation measures. However, we will continue product development related to OPUL® not subjected to software capitalization, and certain shared development costs with Teoxane related to future dermal filler innovations and indications.
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
Manufacturing and quality
Manufacturing and quality expenses include personnel and occupancy expenses, external contract manufacturing costs, and pre-approval manufacturing of drug product used in preparation for our regulatory activities and anticipated commercial launch with respect to DAXXIFY™ and research and development activities for DAXXIFY™. Manufacturing and quality expenses also include raw materials, lab supplies, and storage and shipment of our products to support quality control and assurance activities. For the three months ended September 30, 2022 and 2021, manufacturing and quality expenses were 40% and 39% of the total research and development expenses for the respective periods. For the nine months ended September 30, 2022 and 2021, manufacturing and quality expenses were 45% and 38% of the total research and development expenses for the respective periods. We began capitalizing manufacturing costs related to DAXXIFY™ commercial products at our Newark, CA facility after the FDA approval was obtained in early September 2022.

For the three months ended September 30, 2022, manufacturing and quality expenses decreased compared to the same periods in 2021, primarily due to the capitalization of inventory costs on the condensed consolidated balance sheet related to DAXXIFY™ commercial products at our approved manufacturing facility.
For the nine months ended September 30, 2022, manufacturing and quality expenses increased compared to the same periods in 2021, primarily due to expenses related to ramp up of pre-commercial manufacturing and quality activities for DAXXIFY™, partially offset by the capitalization of inventory costs on the condensed consolidated balance sheet related to DAXXIFY™ commercial products at our approved manufacturing facility.
We expect that our manufacturing and quality expenses within the research and development expense will decrease going forward due to the approval of DAXXIFY™ in early September 2022, at which point we began recognizing inventory costs associated with DAXXIFY™ on the condensed consolidated balance sheet.
Stock-based compensation
For the three and nine months ended September 30, 2022, stock-based compensation included in research and development expenses increased compared to the same periods in 2021, primarily due to the initiation of recognizing stock-based compensation expense for the performance based stock units that were granted in early 2022 and for which the performance condition was achieved in September 2022, offset by a lower market value of stock awards granted to employees in research and development related functions.

Clinical and regulatory
Clinical and regulatory expenses include costs related to personnel, external clinical sites for clinical trials, clinical research organizations, central laboratories, data management, contractors and regulatory activities associated with DAXXIFY™ and RHA® Pipeline Products. For the three months ended September 30, 2022 and 2021, clinical and regulatory costs were 14% and 24% of the total research and development expenses for the respective periods. For the nine months ended September 30, 2022 and 2021, clinical and regulatory costs were 14% and 25% of the total research and development expenses for the respective periods.
For the three and nine months ended September 30, 2022, clinical and regulatory expenses decreased compared to the same periods in 2021, primarily due to the completion of multiple clinical trials in 2021, offset by ongoing support of the regulatory approval process for the BLA for DAXXIFY™. We expect clinical and regulatory expenses runway to be consistent in the near term primarily due to capital preservation measures still in effect which includes deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities.
Other research and development expenses
Other research and development expenses include expenses for personnel, CROs, consultants, and supplies used to conduct preclinical research and development of DAXXIFY™ and the onabotulinumtoxinA biosimilar program. For the three months ended September 30, 2022 and 2021, other research and development expenses were 15% and 9% of the total research and development expenses for the respective periods. For the nine months ended September 30, 2022 and 2021, other research and development expenses were 11% and 10% of the total research and development expenses for the respective periods.
For the three and nine months ended September 30, 2022, other research and development expenses increased compared to the same periods in 2021, primarily due to a $2.0 million non-recurring milestone payment upon achievement of the FDA approval of DAXXIFY™, offset by the research and development activities related to DAXXIFY™ in 2021 in preparation for the FDA inspection.
Platform and software development
Platform and software development includes expenses associated with research and development activities in the Service Segment, namely the costs of developing new functionality or features of OPUL® that are not subject to capitalization. For the three months ended September 30, 2022 and 2021, platform and software development expenses were 10% and 13% of the total research and development expenses for the respective periods. For the nine months ended September 30, 2022 and 2021, platform and software development expenses were 11% and 12% of the total research and development expenses for the respective periods.
For the three and nine months ended September 30, 2022, platform and software development expenses decreased compared to the same periods in 2021, primarily related to decreased research and development activities after the OPUL® launch in the second quarter of 2021.
Amortization
For the three and nine months ended September 30, 2022, amortization increased compared to the same periods in 2021, primarily due to the amortization related to the in-process research and development assets as well as the platform software, which were placed in service in the second quarter of 2021.

Net Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Interest income	$1,165	$84	$1,081	1,287%	$1,860	$266	$1,594	599%
Interest expense	(6,917)	(1,571)	$(5,346)	340%	(12,722)	(4,700)	$(8,022)	171%
Change in fair value of derivative liability	(875)	(20)	$(855)	4,275%	(980)	(98)	$(882)	900%
Other expense, net	118	(146)	$264	(181)%	(381)	(608)	$227	(37)%
Total net non-operating expense	$(6,509)	$(1,653)	$(4,856)	294%	$(12,223)	$(5,140)	$(7,083)	138%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense includes cash and non-cash components. The cash component of the interest expense primarily consists of the contractual interest charges for our 2027 Notes and Notes Payable, as well as our finance lease liability interest expense. The non-cash component of the interest expense primarily consists of the amortization of debt issuance costs for our 2027 Notes and the amortization of debt insurance cost and debt discount for the Notes Payable.
For the three and nine months ended September 30, 2022, interest expense increased compared to the same periods in 2021 primarily due to the contractual interest on the Notes Payable, which we began to incur in the first quarter of 2022, and our finance lease liability interest expense in 2022.
Change in Fair Value of Derivative Liability
The derivative liability on our consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021	Increase (Decrease)
Cash, cash equivalents, and short-term investments	$378,627	$225,071	$153,556
Working capital	$340,862	$178,828	$162,034
Stockholders’ equity	$145,713	$68,471	$77,242

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
As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $378.6 million and $225.1 million, respectively, which represented an increase of $153.6 million.
The increase was primarily due to the proceeds from the issuance of common stock in connection with follow-on offering, net of commissions and discount of $216.2 million, the proceeds from the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount of $98.2 million, the issuance of shares of our common stock in connection with the ATM offering program, net of commissions, of $31.8 million, and proceeds from the purchase of shares of our common stock in connection with our 2014 Employee Stock Purchase Plan of $2.6 million. The increase was primarily offset by other operating activities of $164.6 million, finance lease prepayments of $17.8 million, principal payments on finance leases of $5.0 million, net settlement of restricted stock awards for employee taxes of $4.6 million, purchase of property and equipment of $1.9 million, and payment of debt issuance cost and offering costs of $1.7 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(163,366)	$(176,927)
Investing activities	$(179,758)	$(57,306)
Financing activities	$337,867	$29,464
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
For the nine months ended September 30, 2022, net cash used in operating activities was $163.4 million, which was primarily due to personnel and compensation costs of approximately $96 million; professional services and consulting fees of approximately $67 million; rent, supplies and utilities expenses of approximately $47 million; legal and other administrative expense of approximately $14 million; the 2027 Notes and Notes Payable interest paid of $10 million, clinical trials expenses of approximately $4 million, offset by approximately $74 million from product and service revenue.
For the nine months ended September 30, 2021, net cash used in operating activities was $176.9 million, which was primarily due to personnel and compensation costs of approximately $95 million; professional services and consulting fees of approximately $72 million; rent, supplies and utilities expenses of approximately $37 million; clinical trials expenses of approximately $9 million; legal and other administrative expense of approximately $11 million; and the 2027 Notes interest paid of approximately $5 million, offset by approximately $52 million from product and service revenue.

Cash Flows from Investing Activities
For the nine months ended September 30, 2022 and 2021, net cash provided by or used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments, purchases of property and equipment and prepayments for a finance lease.
Cash Flows from Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was driven by the the proceeds from issuance of common stock in connection with follow-on offering, net of discounts and commissions, the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount, and the ATM offering program, net of commissions. The inflows were offset by the net settlement of restricted stock awards for employee taxes, principal payments on finance lease obligations, and payments of debt issuance costs and offering costs.
For the nine months ended September 30, 2021, net cash provided by financing activities was driven by the at-the-market offering program, net of commissions, and proceeds from the exercise of stock options and employee stock purchase plan. The inflows were offset by the net settlement of restricted stock awards for employee taxes and payments of offering costs.
Follow-On Public Offering
In September 2022, we completed the 2022 follow-on public offering, pursuant to which we issued 9.2 million shares of common stock at a public offering price of $25.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 1.2 million additional shares of common stock, for net proceeds of $215.9 million, after underwriting discounts, commission and other offering expenses.
Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued Notes Payable to the Purchasers in an aggregate principal amount for all such Notes of $100.0 million (the “First Tranche”). Since the FDA approval of DAXXIFY™ for the temporary improvement of moderate to severe glabellar lines in September 2022, we are eligible to draw on the Second Tranche of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met. In addition, there is an uncommitted tranche of additional Notes Payable in an aggregate amount of up to $100.0 million (the “Third Tranche”) available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve-months revenue for DAXXIFY™ preceding the date of the draw request for the Third Tranche, and approval by Athyrium Capital Management, LP.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
Initially, the Notes Payable bear interest at an annual fixed interest rate equal to 8.50%. If the Third Tranche of Notes Payable becomes committed, the Notes Payable will then bear interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month LIBOR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Notes Payable commencing on the last business day of the calendar month following the funding date thereof, and continuing until the last business day of each March, June, September and December through September 18, 2026 (the “Maturity Date”). The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the Effective Date but on or prior to the second anniversary of the Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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
Convertible Senior Notes
In February 2020, we issued the 2027 Notes with an aggregate principal balance of $287.5 million, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs.
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
ATM Programs
In November 2020, we entered into the 2020 ATM Agreement. From January 1, 2022 through May 10, 2022, we sold 1.7 million shares of common stock at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs. We terminated the 2020 ATM Agreement on May 10, 2022.
On May 10, 2022, we entered into the 2022 ATM Agreement with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of common stock. As of both September 30, 2022 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.
Common Stock and Common Stock Equivalents
As of October 31, 2022, outstanding shares of common stock were 82.3 million, outstanding stock options were 5.0 million, unvested restricted stock awards and performance stock awards were 2.2 million, unvested restricted stock units and performance stock units were 2.8 million, shares expected to be purchased on December 31, 2022 under the 2014 ESPP were 0.2 million and shares of common stock underlying the 2027 Notes was 8.9 million, based upon the initial conversion price.
Operating and Capital Expenditure Requirements
Since inception, we have devoted substantial efforts to identifying and developing product candidates for the aesthetic and therapeutic pharmaceutical markets, recruiting personnel, raising capital, conducting preclinical and clinical development of, and manufacturing development for DAXXIFY™, DaxibotulinumtoxinA Topical, the onabotulinumtoxinA biosimilar, obtaining regulatory approval of DAXXIFY™ and the commercial launch of our products and services. As a result, we have incurred net losses and net cash outflows from operations. Although we received the FDA approval of DAXXIFY™ in early September 2022, we expect to continue to incur losses in the foreseeable future while we ramp up commercial sales of DAXXIFY™ and our other product and services.

Beginning in October 2021, we took measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the approval of DAXXIFYTM. Disciplined capital allocation continues to be a priority. Following the FDA’s approval of DAXXIFYTM in September 2022, we began to focus our capital allocation on the preparation for the commercial launch of DAXXIFYTM, the continued growth of the RHA® Collection of dermal fillers and OPUL®, and the advancement of our therapeutics program. We will continue to assess expense management and capital allocation measures as it relates to our Phase 3 clinical program for upper limb spasticity, other therapeutics pipeline activities, and international regulatory investments for DAXXIFYTM.
We expect to make expenditures related to our ongoing operations consistent with our current capital allocation priorities. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition. To grow the Fintech Platform business, we must develop features, products and services that reflect the needs of customers and the changing nature of payments processing software and continually modify and enhance the Fintech Platform to keep pace with changes in updated hardware, software, communications and database technologies and standards. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of our product candidates. In addition, other unanticipated costs may arise from disruptions associated with the ongoing COVID-19 pandemic or for other reasons.
To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, sales of the RHA® Collection of dermal fillers and, in March 2022, we received proceeds from the First Tranche of the Note Purchase Agreement. Since the FDA approval of DAXXIFY™ for the temporary improvement of moderate to severe glabellar lines in September 2022, we are eligible to draw on the Second Tranche of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met. We believe that our existing capital resources will be sufficient to fund our operating plan through at least the next 12 months following the issuance of this Report.
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
Critical Accounting Policies and Estimates
For the nine months ended September 30, 2022, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2022, from those as of December 31, 2021 as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.
Note Purchase Agreement
In March 2022, we issued the First Tranche of the Notes Payable under the Note Purchase Agreement, and the Notes Payable bear interest at an annual fixed interest rate equal to 8.50%. We are required to make quarterly interest payments on each Notes Payable issued under the Note Purchase Agreement commencing on the last business day of the calendar month following the funding date thereof, and continuing until the last business day of each March, June, September and December through September 18, 2026 (the “Maturity Date”). The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the Effective Date but on or prior to the second anniversary of the Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the nine months ended September 30, 2022, our exposure to market risk did not change materially from what was disclosed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

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
Changes in Internal Control over Financial Reporting
For the three months ended September 30, 2022, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.
In October 2021, Allergan, Inc. and Allergan Pharmaceuticals Ireland (collectively, “Allergan”) filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY™, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY™ and our and ABPS’s manufacturing process used to produce DAXXIFY™ infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute Allergan’s claims and intend to defend the matter vigorously. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan, U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on August 19, 2022, the court denied our motion to dismiss. On September 2, 2022, we filed an answer and counterclaim to Allergan’s amended complaint. A jury trial is scheduled to begin on December 2, 2024.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021 in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements regarding the manufacturing of DAXXIFY™ and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The Court appointed a lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. We dispute these claims and intend to defend the matter vigorously.
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

Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of DAXXIFY™.*
To date, we have invested substantial efforts and financial resources in the research and development of neuromodulator product candidates. Our near-term prospects, including our ability to finance our business and generate revenue, and our future growth is substantially dependent on the clinical and commercial success of DAXXIFY™.
On September 8, 2022, we announced the FDA approval of DAXXIFY™ for the temporary improvement of moderate to severe glabellar lines in adults. However, we have not yet demonstrated that DAXXIFY™ will be commercially successful. And, we have not completed the clinical development process for DAXXIFY™ for indications other than glabellar lines.
The successful commercialization of DAXXIFY™ will depend on a number of factors, including the risks identified in this “Item 1A. Risk Factors.” These factors include, among other things:
•the timing and cost of commercialization activities;
•the rate and degree of commercial acceptance, potential market size, opportunity and growth potential of DAXXIFY™;
•our ability to effectively and reliably manufacture supplies of DAXXIFY™ to meet commercial demand, and to maintain a commercially viable manufacturing process;
•our ability to comply with the regulatory requirements regarding the sales, marketing and manufacturing for DAXXIFY™;
•whether our commercialization of DAXXIFY™ will provide the anticipated economic and other benefits, including our ability to realize anticipated synergies and successfully commercialize our services and other products;
•our ability to continue to expand our own sales and marketing capabilities, or seek collaborative partners, including distributors, to commercialize DAXXIFY™;
•reports of adverse events or safety concerns involving DAXXIFY™ (or other indications during clinical trials) and the impact of any such reports on its commercialization;
•whether the COVID-19 pandemic or public perception of the risk, could cause customers to cancel or defer aesthetic and elective procedures, cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of inventory;
•enforce our intellectual property rights in and to DAXXIFY™; and
•avoid third-party patent interference or intellectual property infringement claims.
One or more of these factors, many of which are beyond our control, could cause significant delays or an inability to successfully commercialize DAXXIFY™. In addition, we need to complete the clinical development process and seek regulatory approval for DAXXIFY™ for indications other than glabellar lines. A number of factors identified in this “Item 1A. Risk Factors” could impact the successful development, regulatory approval and commercialization of DAXXIFY™ in those indications. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of DAXXIFY™ to continue our business.

We are substantially dependent on the clinical and commercial success of the RHA® Collection of dermal fillers.
As of the date of this Report, we have not generated material revenue from the sale of any product except the RHA® Collection of dermal fillers. Our success as a company is substantially dependent on our ability to continue to generate revenue from the sales of the RHA® Collection of dermal fillers, which will depend on many factors including, but not limited to, our ability to:
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
If we fail to comply with the terms of the Teoxane Agreement, including by failing to meet certain obligations in connection with purchase and marketing of the RHA® Collection of dermal fillers, Teoxane may terminate the Teoxane Agreement, and we would have no further rights to distribute the RHA® Collection of dermal fillers. In addition, the limited complementary products to be offered by sales personnel in marketing the RHA® Collection of dermal fillers may put us at a competitive disadvantage relative to companies with more extensive product lines. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of the RHA® Collection of dermal fillers to continue our business.
We may require substantial additional funding to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.*
Since our inception, most of our resources have been dedicated to the research and development of our neuromodulator product candidates. Our clinical programs for DAXXIFY™ and an onabotulinumtoxinA biosimilar will require substantial additional funds to complete. In connection with the Teoxane Agreement, we must make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. In addition, we will need to expend substantial resources to commercialize DAXXIFYTM. We have incurred substantial transaction expenses in order to complete the HintMD Acquisition. Further, to grow the Fintech Platform business, we must develop features, products and services that reflect the needs of customers and the changing nature of payments processing software and continually modify and enhance the Fintech Platform to keep pace with changes in updated hardware, software, communications and database technologies and standards and to remain competitive. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of DAXXIFYTM and any product candidate. In addition, other unanticipated costs may arise from disruptions associated with the COVID-19 pandemic.
As of September 30, 2022, we had a working capital surplus of $340.9 million and an accumulated deficit of $1.6 billion. For the three months ended September 30, 2022 and 2021, we had a net loss of $84.7 million and $74.4 million, respectively. We have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements and sales of the RHA® Collection of dermal fillers, and in March 2022, we received proceeds from the Note Purchase Agreement. As of September 30, 2022, we had capital resources of $378.6 million consisting of cash, cash equivalents, and short-term investments. Beginning in October 2021, we took prudent measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the approval of DAXXIFYTM. Disciplined capital allocation continues to be a priority. Following the FDA’s approval of DAXXIFYTM in September 2022, we began to focus our capital allocation on the preparation for the commercial launch of DAXXIFYTM, the continued growth of the RHA® Collection of dermal fillers and OPUL®, and the initiation of our therapeutics program. We will continue to assess expense management and capital allocation measures as it relates to our Phase 3 clinical program for upper limb spasticity, other therapeutics pipeline activities, and international regulatory investments for DAXXIFYTM.
Our current and/or future expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, marketing, selling and commercialization, and product development for OPUL®. In addition, other unanticipated costs may arise from disruptions associated with the COVID-19 pandemic. We cannot reasonably estimate the actual amounts necessary to successfully commercialize DAXXIFYTM and continue to successfully commercialize the RHA® Collection of dermal fillers and, because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DAXXIFY™ and any future product candidates. In addition, we have formed strategic collaborations, licensing and similar arrangements with third parties, such as the Teoxane Agreement and the Viatris Collaboration. Although we believe these partnerships can complement or support our product offering strategy, we will continue to incur expense associated with these partnerships, including specified annual minimum purchases and expenditures and expense associated with purchases of the RHA® Collection of dermal fillers, research and development pursuant to the Teoxane Agreement and cost-sharing arrangements with Viatris in connection with the development of an onabotulinumtoxinA biosimilar.
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
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, we may be required to take additional capital preservation measures, including to continue to further reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities for DAXXIFY™, the RHA® Pipeline Products and our onabotulinumtoxinA biosimilar program; the development of OPUL®; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize the RHA® Collection of dermal fillers, OPUL® and our product candidates, if approved, and other aspects of our business plan.
If we raise additional capital through marketing and distribution arrangements, royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business. In addition, our ability to raise capital may be limited by restrictions under the Note Purchase Agreement, including our ability to sell or license intellectual property, and other reasons like the global economy, inflation or other macro economic factors.
We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future.
We are not profitable and have incurred losses in each year since we commenced operations in 2002. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. We have only made sales of the RHA® Collection of dermal fillers since the initial product launch in September 2020, the Fintech Platform since the HintMD Acquisition in July 2020, and limited sales of DAXXIFY™ since approval in September 2022.
We expect to continue to incur losses for the foreseeable future as we continue our development of and seek regulatory approval for DAXXIFY™ for indications other than glabellar lines, begin to commercialize DAXXIFY™, and continue to commercialize the RHA® Collection of dermal fillers and OPUL®. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, manufacture and market and commercialize our products and services successfully. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
The regulatory approval process is highly uncertain and we or any collaboration partner may not obtain regulatory approval for the manufacture or commercialization of DAXXIFY™, the RHA® Pipeline Products or any future product candidates.*

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Until such regulatory authority approves a product for a given indication, neither we nor any collaboration partner are permitted to market such product. Obtaining regulatory approval can be a lengthy, expensive and uncertain process and delay or failure can occur at any stage of the process.
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
Even with positive clinical trial results, there is the risk that the FDA or other regulatory authority identifies deficiencies related to the manufacturing process of our product candidates. For example, on October 15, 2021, we announced that the FDA issued a CRL regarding the BLA for DAXXIFY™ due to deficiencies related to the FDA’s onsite inspection at our manufacturing facility, which delayed the approval of DAXXIFY™. Although DAXXIFY™ for the temporary improvement of moderate to severe glabellar lines was approved, in order to manufacture DAXXIFY™ to meet commercial demand, we will need to utilize one or more of our third-party manufacturing partners, which requires prior approval supplement filings and approvals by the FDA. Although we have submitted a PAS for ABPS, and it has been accepted, we cannot be certain of how quickly or successfully the regulatory approval process will proceed.
Regulatory approval of a BLA or PMA, BLA or PMA supplement or PAS, is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. For example, we completed the Phase 2 study of DAXXIFY™ for the management of plantar fasciitis but determined in November of 2020 that we would not currently pursue the plantar fasciitis indication because neither dose used in the study met the primary efficacy endpoint of statistically significant improvement from baseline compared to placebo. In addition, we could experience issues during manufacturing inspections that could cause us or our manufacturing partners to undergo reinspections, as was the case for the inspection of our California manufacturing facility in connection with the regulatory approval process for DAXXIFY™. The FDA can delay, limit or deny approval of a product candidate for many reasons, including the following:
•our inability to remedy FDA identified deficiencies or demonstrate a commercially viable manufacturing processes or due to facility issues identified by the FDA or by applicable foreign regulatory agencies, or the manufacturing processes or facility issues of third-party manufacturers with which we contract;
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
If DAXXIFY™ for indications other than glabellar lines or any future product candidates do not gain approval on a timely basis or at all, or if our prior approval supplement filings for our third-party manufacturing partners are not approved on a timely basis or at all, our business and results of operations could be materially and adversely harmed.
The COVID-19 pandemic has affected the business of the FDA and other health authorities. Given the continued uncertainty of the trajectory of the ongoing COVID-19 pandemic, we cannot be certain of when standard operations will resume and whether the FDA regulatory process will take longer than the process pre-COVID-19. Interruption or delays in the operations of the FDA or other applicable local or foreign regulatory agencies caused by the COVID-19 pandemic may cause delays in meetings related to planned or completed clinical trials and may affect the review and approval timelines for DAXXIFY™ for indications other than glabellar lines, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidate. Further, delays in the operations of the FDA or other applicable local or foreign regulatory agencies may result in delays or difficulties in obtaining required inspections of the facilities where we or third parties with whom we contract manufacture any of our product candidates or the raw materials used in the manufacture of our product candidates. If the COVID-19 pandemic and the related backlog of work, another government shutdown or other disruption to the normal functioning of government agencies occurs as a result of the COVID-19 pandemic or other reasons, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.
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
Currently, the only products for which we have the rights to commercialize and that have been approved for sale by the applicable regulatory authorities are DAXXIFY™ and the RHA® Collection of dermal fillers. We may never obtain regulatory approval to commercialize DAXXIFY™ for indications other than glabellar lines, an onabotulinumtoxinA biosimilar or future rights to the RHA® Pipeline Products. Even if we eventually complete clinical testing and receive approval of any regulatory filing for DAXXIFY™ for indications other than glabellar lines, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidates, the FDA or an applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA or applicable foreign regulatory agency also may approve DAXXIFY™ for indications other than glabellar lines, an onabotulinumtoxinA biosimilar, the RHA® Pipeline Products or any future product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. The requirement to conduct additional clinical trials or our inability to obtain the requested label or indication could increase our expenses or limit our ability to generate revenue.
The COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the ongoing COVID-19 pandemic. An epidemic, pandemic, outbreak or other public health crisis could cause delays in regulatory approvals needed to commercialize our product candidates or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all. The risk of a continued pandemic, or public perception of the risk, could cause customers to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and physician offices, and cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory. Certain of these risks have materialized in connection with the COVID-19 pandemic. The extent to which the COVID-19 pandemic will further directly or indirectly impact our business, results of operations, financial condition, liquidity and research and development costs will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. For instance, the FDA was previously unable to conduct the required inspection of our manufacturing facility in Northern California, due to the FDA’s travel restrictions associated with the COVID-19 pandemic. In addition, following the FDA’s completion of the site inspection, the issuance of a Form 483 and our response to the Form 483, it took longer to receive an action on the BLA from the FDA when compared to pre-COVID-19 pandemic timelines. We cannot be certain of the future impact of the COVID-19 pandemic on the timing of the regulatory approval process for DAXXIFY™ for indications other than glabellar lines or on any supplemental BLAs or PASs we may file. In addition, in March 2020 we paused enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial, and ultimately enrolled fewer subjects, due to challenges related to the COVID-19 environment. We are unable to predict whether similar delays will occur in other clinical trials or whether such delays will delay regulatory approvals.
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
Port closures, labor shortages and other restrictions resulting from the COVID-19 pandemic have and may continue to disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and services. If Teoxane is unable to access the raw materials needed for the production of the RHA® Collection of dermal fillers, or if we are unable to access the raw materials needed to manufacture DAXXIFY™, we may experience delays in our commercialization plans, regulatory approval process or development programs. In addition, the global chip shortage has impacted and may in the future impact our third-party partners’ ability to provide us with POS hardware terminals that are provided to customers as a part of the OPUL® service offering. If our third-party partner cannot provide enough POS terminals to meet OPUL® demand or we are unable to provide a substitute device, we may be unable to timely board new customers or fulfill orders for additional hardware from existing customers. Changes in U.S. and foreign trade policies or border closures related to the COVID-19 pandemic or otherwise could trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce customer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for our future product candidates. Such a reduction may materially and adversely affect our potential sales and our business. In particular, under our Fosun License Agreement, we are responsible for manufacturing DAXXIFY™ and supplying it to Fosun, which would then develop, commercialize, market and sell it in mainland China, Hong Kong and Macau. If this arrangement is restricted in any way due to the U.S.–China trade relationship or the COVD-19 pandemic, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® Collection of dermal fillers in the U.S. and rely on Teoxane for our entire supply of the RHA® Collection of dermal fillers, which was previously delayed as a result of the COVID-19 pandemic and may again be delayed in the future. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
Moreover, an epidemic, pandemic, outbreak or other public health crisis, could require a complete or partial closure of one or more of our facilities, including our manufacturing facility, or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. For instance, “shelter-in-place” or other such orders by governmental authorities in response to the COVID-19 pandemic have disrupted our operations. We curtailed employee travel and implemented a corporate work-from-home policy in March 2020. Throughout the COVID-19 pandemic, certain manufacturing, quality and laboratory-based employees continued to work onsite, and certain employees with customer-facing roles have been onsite for training and interfacing in-person with customers in connection with the product launch of the RHA® Collection of dermal fillers. We have resumed essential on-site corporate operations and have begun to transition certain employees back on-site on a full or part-time basis and in accordance with local and regional restrictions. Although many of our employees have returned to working on-site, the trajectory of the COVID-19 pandemic is uncertain, and a rise in infection rates, the development and spread of more contagious variants or other impacts of the COVID-19 pandemic may require that we transition back to work from home policies. Certain departments, like clinical, quality, quality control, manufacturing, supply chain and sales and marketing, are dependent on working on-site. The effective operation of certain of these departments is critical to manufacturing our drug substance and drug product needed for the commercial preparation of DAXXIFY™ for any approved indication and the completion of our clinical programs. If the employees in these departments are subject to work from home policies now or in the future, our business may be adversely impacted. In addition, continued reliance on personnel working from home may negatively impact productivity and employee morale, which may harm our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites, other important agencies and contractors, the Fintech Platform or RHA® Collection of dermal fillers physician customers and other third parties with whom we do business.
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

Reports of adverse events or safety concerns involving DAXXIFY™ could prevent our ability to maintain regulatory approval for and commercialize DAXXIFY™ and delay or prevent our ability to obtain additional regulatory approvals for DAXXIFY™ for indications other than glabellar lines.*
Reports of adverse events or safety concerns involving DAXXIFY™ could result in the FDA or other regulatory authorities withdrawing approval of DAXXIFY™ for any or all indications that have approval, and delay or prevent our ability to obtain additional regulatory approval for DAXXIFY™ for indications other than glabellar lines. We cannot assure you that patients receiving DAXXIFY™ will not experience serious adverse events that require submission of postmarketing safety or medical device reports to the FDA. Adverse events, including with respect to neurotoxin products generally, may also negatively impact demand for DAXXIFY™, which could result in reduced sales. We may also be required to update package inserts and patient information brochures for DAXXIFY™ based on reports of adverse events or safety concerns, which could adversely affect acceptance of DAXXIFY™ in the market, make DAXXIFY™ less competitive or make it more difficult or expensive for us to commercialize DAXXIFY™.
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
•our ability to foster adoption of OPUL® at scale;
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
•developing new product features for OPUL® and delivering the anticipated benefits to physicians and patients;
•expanding sales and marketing efforts to effectively position OPUL® and expand its customer base;
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

If our commercialization efforts of DAXXIFY™ and the RHA® Collection of dermal fillers are unsuccessful, there can be no assurance that we will have sufficient cash flow to comply with such minimum purchase and expenditure requirements. Our obligation to Teoxane to meet such requirements could:
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
Worldwide economic and market conditions, an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could adversely affect our business, results of operations and liquidity.*
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels, geopolitical events and other challenges affecting the global economy, including the ongoing COVID-19 pandemic and conflicts between Ukraine and Russia. These factors could lead to disruption, instability, and volatility in global markets, increase inflation, disrupt supply chains, adversely affect consumer confidence and disposable income levels and have other impacts on our business. For example, inflation has impacted the cost of supplies to manufacture our products and other aspects of our business. Lower consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products and services. Decreases in the number of physicians and physician offices or financial hardships for physicians may also adversely affect distribution channels of our products and services. A weak or declining economy or geopolitical events could also strain our suppliers, possibly resulting in supply disruption. In addition, historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among small and medium-sized plastic surgery and dermatology practices offering elective aesthetic procedures, which comprise the majority of the customer base of the Fintech Platform. If economic conditions deteriorate, current and prospective customers of the Fintech Platform may elect to decrease their information technology budgets or cancel subscriptions to the Fintech Platform, which would limit our ability to grow the Fintech Platform business. The COVID-19 pandemic has resulted in an economic recession characterized by business closures and limited social interaction as well as higher levels of unemployment and reductions in working hours. Elective aesthetic procedures are discretionary and less of a priority for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities and essential items. Even after the COVID-19 pandemic subsides, we may continue to experience negative impacts to our business and financial results due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. A severe or prolonged economic downturn could also limit our ability to raise additional capital when needed on acceptable terms, if at all. These factors could have a negative impact on our potential sales and operating results.
We are currently, and in the future may be, subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.

We are currently, and may in the future be, the target of securities class actions or stockholder derivative claims. On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021. The complaint alleges that the Company and certain of its officers violated sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements regarding the manufacturing of DAXXIFY™ and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. This and any such other actions or claims could result in substantial damages and may divert management’s time and attention from our business and otherwise harm our business.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop.
We face an inherent risk of product liability lawsuits as a result of commercializing the RHA® Collection of dermal fillers, DAXXIFY™, and as a result of the clinical testing of DAXXIFY™, an onabotulinumtoxinA biosimilar, or any other product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for the RHA® Collection of dermal fillers, DAXXIFY™ for any approved indications or any future product candidates or products we develop;
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
•loss of revenue;
•an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage; and
•the inability to continue to commercialize our approved products or any other products we develop.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could halt or inhibit the commercialization of DAXXIFY™, the RHA® Collection of dermal fillers or any future products we develop. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates other than the RHA® Collection of dermal fillers and DAXXIFY™, our ability to expand our business and achieve our strategic objectives may be impaired.
Although a substantial amount of our effort has focused on the commercialization of the RHA® Collection of dermal fillers, and the continued clinical testing, regulatory approval and commercial readiness for DAXXIFY™, our strategy also includes the discovery, development and commercialization of other neuromodulator products for both aesthetic and therapeutic indications, including the onabotulinumtoxinA biosimilar. We may seek to do so through our internal research programs, strategic collaborations and product acquisitions.
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
If we fail to develop and successfully commercialize other product candidates other than the RHA® Collection of dermal fillers and DAXXIFY™, our future prospects may be harmed and our business will be more vulnerable to problems that we encounter in commercializing DAXXIFY™ and the RHA® Collection of dermal fillers, and in the continuing development of DAXXIFY™.
We may use third-party collaborators to help us develop, validate or commercialize product candidates, and our ability to commercialize such product candidates could be impaired or delayed if these collaborations are unsuccessful.
We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DAXXIFY™, an onabotulinumtoxinA biosimilar, hyaluronic acid filler products, and any future product candidates. For instance, in February 2018, we and Viatris entered into the Viatris Collaboration, as amended in August 2019, pursuant to which we and Viatris are collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize our onabotulinumtoxinA biosimilar product candidate. In December 2018, we and Fosun entered into the Fosun License Agreement pursuant to which we have granted Fosun the exclusive rights to develop and commercialize DAXXIFY™ in the Fosun Territory and certain sublicense rights. In addition, we entered into the Teoxane Agreement in January 2020, as amended in September 2020, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute the RHA® Collection of dermal fillers and the RHA® Pipeline Products in the U.S., its territories and possessions. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*
In the ordinary course of our business, we may collect, receive store, process, generate, use, disclose, make accessible, protect, secure, dispose of, transmit, share or otherwise process (collectively, “process”) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, “sensitive information”). We may rely upon and may share or receive sensitive data with or from third party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.
Cyberattacks, malicious internet-based activity, and online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations or supply chain.
We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including the Fintech Platform) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our personnel utilize network, connections computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems, including that of our Fintech Platform, could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. If such an event were to occur, it could result in a material disruption of our product development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, where cardholder data is compromised, we might be responsible for payment of network fines levied pursuant to payment network rules and regulations. Likewise, we will rely on third parties for the manufacture of our product candidates and have historically relied on third parties to conduct clinical trials, and similar events relating to their information technology systems could also harm our business. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business.
We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems, including that of our Fintech Platform, and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable to detect vulnerabilities in our information technology systems, including the Fintech Platform, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, including the Fintech Platform, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific, technical and sales personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary, particularly as business prospects change. The inability to recruit or loss of the services of key employees might impede the progress of our research, development and commercialization objectives.
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
Risks Related to the Manufacturing and Supply Chain
We face certain risks associated with manufacturing DAXXIFY™ for to support commercial production for any approved indications.*
We have developed an integrated manufacturing, research and development facility located at our Newark, California office. We manufacture drug substance and drug product at this facility that we use for research and development purposes, clinical trials and commercial production. There are risks associated with commercial manufacturing including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. In addition, we do not anticipate being able to operate our manufacturing facility to support commercial demand for DAXXIFY™. In support of the commercialization of DAXXIFY™, we will need to outsource manufacturing responsibilities with third-party manufacturers, and may need to expand our manufacturing facilities and add more personnel. The upgrade and expansion of our facilities and the use of third-party manufacturer facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. We entered into the ABPS Services Agreement and LSNE Agreement to provide additional sources of manufacturing for our product candidates and any approved products, however, there are no assurances that either or both sources will continue to be available to us at the required commercial scale, or at all, or that their manufacturing facilities will get approved on a timely basis, or at all. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements, to hire additional necessary manufacturing personnel, or utilize our third-party manufacturers, we may encounter delays or additional costs in achieving our commercialization objectives, which could materially damage our business and financial position.
We currently make our DAXXIFY™ drug product exclusively in one internal manufacturing facility. We plan to utilize this internal and external facilities, including through one or more third-party contractors, in the future to support clinical and commercial production of DAXXIFY™ and any other product candidates. If we experience a significant disruption in our manufacturing operations or our third-party manufacturers experience a significant disruption in their operations for any reason, our ability to continue to operate our business would be materially harmed.

We currently manufacture our own drug product to support DAXXIFY™ development in one internal manufacturing facility. We plan to utilize our internal and external ABPS and LSNE facilities to provide multiple sources of clinical and commercial production of DAXXIFY™ and any other product candidates. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, actual or threatened epidemics, pandemics (including the COVID-19 pandemic), outbreaks, or public health crises, or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could make it difficult or, in certain cases, impossible for us or our third-party manufacturers to continue to manufacture our drug product for a substantial period of time. In particular, because we manufacture botulinum toxin in our facilities, we would be required to obtain further clearance and approval by state, federal or other applicable authorities to continue or resume manufacturing activities. Although we have disaster recovery and business continuity plans in place, they may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. We may also need to halt manufacturing operations, which could impact FDA inspections, halt or delay our clinical trials or, if our product candidates are approved, be unable to manufacture our product candidates to meet commercial demand. If we experience delays in achieving our development or regulatory objectives, or if we are unable to manufacture an approved product within a timeframe that meets market demands, our business, prospects, financial results and reputation could be materially harmed.
We currently contract with third-party manufacturers for certain components and services necessary to produce our product candidates and expect to continue to do so to support further clinical trials and commercial scale production. This increases the risk that we will not have sufficient quantities of our products or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*
In particular, we plan to utilize our internal and the external ABPS and LSNE manufacturing facilities, and we use other service providers for testing and the production of raw materials and excipients to support the clinical and commercial production of our products. We may never be able to rely on new and additional suppliers or service providers to support clinical development or commercialization of our products. Even where alternative sources of supply or other service providers are available, qualifying alternate suppliers and service providers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. As a result, we are dependent on a limited number of suppliers and service providers for our products and the loss of one of our suppliers or service providers could have a material adverse effect on our business, results of operations and financial condition.
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
We depend on single-source suppliers for the raw materials necessary to produce DAXXIFY™, an onabotulinumtoxinA biosimilar, and any other product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, could negatively affect our business.*
We and our manufacturers purchase the materials necessary to produce DAXXIFY™ from single-source third-party suppliers. There are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce any approved product for commercial sale and produce our product candidates for clinical trials. In particular, we outsource the manufacture of bulk peptide through an agreement with a single supplier.
We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Any significant delay in the supply of the raw material components of a product could delay or halt commercial activities, and a delay in the supply of the raw material components of our product candidates could delay completion of our clinical trials, product testing and potential regulatory approval. If we or our manufacturers are unable to purchase these raw materials on acceptable terms and at sufficient quality levels or in adequate quantities if at all, the development of DAXXIFY™ and any future product candidates, or the commercial launch of any approved products, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.
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

Risks Related to Marketing and Commercialization
Any approved products may never achieve market acceptance or commercial success.

Any products that are approved may not achieve market acceptance among physicians and patients, and may not be commercially successful, which could harm our financial results and future prospects.
The degree and rate of market acceptance of a product for which we receive approval depends on a number of factors, including:
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
•the willingness of patients to pay for the product and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times, including as a result of the COVID-19 pandemic;
•the willingness of third-party payors to reimburse physicians or patients for DAXXIFY™ and any future products we may commercialize for therapeutic indications;
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
Any failure by any approved products or the RHA® Collection of dermal fillers to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.
In addition, DAXXIFY™ has predominantly been used in clinical trials to date. Therefore, the commercial experiences may yield different outcomes or patient experiences due to variations in injection techniques, dilution approaches and dosing levels employed by different physician and nurse injectors. As a result, these market-based approaches may differ from our clinical trial design and could negatively impact efficacy, duration, safety and ultimately adoption.
Any approved product, including DAXXIFY™, and the RHA® Collection of dermal fillers will face significant competition, and our failure to effectively compete may prevent us from achieving significant market penetration and expansion. In addition, our competitors may develop products that are safer, more effective, more convenient or less expensive than the RHA® Collection of dermal fillers and any approved product, including DAXXIFY™, which could reduce or eliminate our commercial opportunity.
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
Our products are currently approved for aesthetics indications. Competition in aesthetic products is significant and dynamic and is characterized by substantial technological development and product innovations, and our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology and medical device companies. We anticipate that DAXXIFY™ will face significant competition from existing injectable neuromodulators as well as unapproved and off-label treatments. Further, in the future we may face competition for DAXXIFY™ from biosimilar products and products based upon botulinum toxin. In addition, the only products we are currently commercializing are DAXXIFY™ and the RHA® Collection of dermal fillers. It is possible that competitors will succeed in developing technologies that are safer, more effective, more convenient or that have a lower cost of goods and price than those used in DAXXIFY™ or the RHA® Collection of dermal fillers and in our product candidates, or that would render our technology obsolete or noncompetitive. Competition could also result in reduced profit margins and limited sales, which would harm our business, financial condition and results of operations.
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
We may not be successful in executing our sales and marketing strategy for the commercialization of our products.*
We have limited prior experience in the marketing, sale and distribution of aesthetic products and no experience with the marketing, sale and distribution of therapeutic products or any products internationally. Establishing and maintaining sales, marketing, and distribution capabilities involve significant risks, including our ability to retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a sales and marketing team, and handle any unforeseen costs and expenses.
In August 2020, we built a commercial sales and marketing organization to prepare for the commercial launch of the RHA® Collection of dermal fillers and DAXXIFY™ in the U.S. We scaled our commercial team to support the launch of the RHA® Collection of dermal fillers and will need to continue to expand that team to support the full commercial launch of DAXXIFY™ for the temporary improvement of moderate to severe glabellar lines. Any failure to build or maintain adequate internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products and services, and may result in a breach of our obligations to Teoxane under the Teoxane Agreement. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of our products and services. We may not be able to attract and retain quality personnel on acceptable terms, or at all.
We will also need to increase our sales force or contract with distributors and partners if we obtain regulatory approval for DAXXIFY™ for any therapeutic indications we are pursuing or to expand internationally. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize DAXXIFY™ for therapeutic indications or any future product candidates internationally.

Establishing and maintaining sales, marketing and distribution capabilities may be expensive and time consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of our products, which could cause our commercialization efforts to be unprofitable or less profitable than expected.

If we are found to have improperly promoted off-label uses for our products that are approved for marketing, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about regulated products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may receive warning letters, become subject to significant liability and be subject to FDA prohibitions on the sale or marketing of our products, which could affect our reputation within the industry and materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
Physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. However, physicians may also misuse our products, or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If these products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Furthermore, the use of these products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
Any of these events could harm our business and results of operations and cause our stock price to decline.
We are subject to uncertainty relating to third-party reimbursement policies which, if not favorable for DAXXIFY™ or any future product candidates for therapeutic indications, could hinder or prevent their commercial success.
Our ability to commercialize DAXXIFY™ or any future product candidates for therapeutic indications such as cervical dystonia or adult upper limb spasticity will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. Third-party payors are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DAXXIFY™ or any future product candidates for therapeutic indications, or we may be required to sell them at a discount.
Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DAXXIFY™ for therapeutic indications, if approved, from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for a product for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Our business could also be adversely affected if third-party payors limit the indications for

DAXXIFY™ for therapeutic indications, if approved, will be reimbursed to a smaller patient set than we believe they are effective in treating.
In some foreign countries, particularly Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including DAXXIFY™, to other available therapies. If reimbursement for our product is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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
We currently rely on third parties and consultants to conduct all of our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize DAXXIFY™ for indications other than glabellar lines or any future product candidates, on a timely basis, or at all.
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

Risks Related to Our Intellectual Property
If our efforts to protect our intellectual property related to our products or any future product candidates are not adequate, we may not be able to compete effectively.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to DAXXIFY™, the RHA® Collection of dermal fillers, our onabotulinumtoxinA biosimilar, and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
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
In addition, the patent laws of the U.S. provide procedures for third parties to challenge the validity of issued patents. Patents issued from applications filed after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the inter partes review procedure, any third party may challenge the validity of any issued U.S. Patent in the U.S. Patent and Trademark Office (“USPTO”) on the basis of prior art patents or printed publications. Because of a lower evidentiary standard in the USPTO compared to district courts, third parties may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to DAXXIFY™, an onabotulinumtoxinA biosimilar or any future product candidates is challenged, then it could threaten our ability to commercialize that product candidate, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market DAXXIFY™, or any future product candidates under patent protection would be reduced.
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
There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We have been and in the future may be subject to this type of litigation and these types of proceedings. In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY™, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. On November 3, 2021, we filed a motion to dismiss. Allergan filed an amended complaint on November 24, 2021, reasserting the patents in its original Complaint and adding U.S. Patent No. 11,147,878. We filed another motion to dismiss in December 17, 2021, and on August 19, 2022, the court denied our motion to dismiss. On September 2, 2022, we filed an answer and counterclaim to Allergan’s amended complaint. A jury trial is scheduled to begin on December 2, 2024. See “Part I—Item 3. Legal Proceedings” for more information. Our ability to commercialize DAXXIFY™ may be negatively impacted as a result of Allergan’s lawsuit against us, which would have a material adverse effect on our ability to generate revenue. In addition, if we are found to infringe upon these patents, other patents or other intellectual property rights, or if we fail to obtain or renew a license under a patent or other intellectual property right from Allergan or other third parties, or if a third party that we are licensing technologies from is found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, halt or delay commercialization, suspend the manufacture of our products or reengineer or rebrand our products, if feasible, re-design the manufacturing process for our products, which would require FDA review and could halt or delay commercialization, or we may be unable to enter certain new product markets.
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
Interference, derivation, inter partes review, post-grant review or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patents or patent applications or those of our licensors or collaborators, or those of our competitors. For example, On July 1, 2021, we filed two petitions (IPR2021-01203 and IPR2021-01204) requesting inter partes review (“IPR”) of Medy-Tox, Inc.’s (“Medy-Tox”) U.S. Patent No. 9,480,731, titled “Long Lasting Effect of New Botulinum Toxin Formulations.” In 2013, Medy-Tox had exclusively licensed its technology covered by this patent to Allergan plc, which subsequently was acquired by AbbVie. On September 8, 2021, Medy-Tox announced that its exclusive technology transfer agreement with AbbVie was terminated and rights for Medy-Tox’s technology covered by the patent would be returned to Medy-Tox. On January 19, 2022, the USPTO Trial and Appeal Board denied institution of the IPRs, and on February 18, 2022, we filed a motion for a rehearing of the decision. On August 4, 2022 our motion was denied, which concluded the IPR proceedings. Although the IPR proceedings were not successful, we continue to take appropriate measures to defend our patent position, which may include future IPR proceedings, litigation or other USPTO proceedings, any of which may fail or may be invoked against us by third parties. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, during the course of this kind of litigation or proceeding, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.
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
Any failure to protect intellectual property rights associated with the Fintech Platform could impair our ability to protect the proprietary technology and brand of the Fintech Platform.*
We have seven issued patents and 21 pending patent applications related to the Fintech Platform as of October 26, 2022. However, there is no guarantee that the pending patent applications will result in issued patents, or that the issued patents will ultimately be determined to be valid and enforceable. We also one registered trademark and two pending trademark applications in the United States, one pending trademark application in Australia, and one pending trademark application in Canada related to the Fintech Platform as of October 26, 2022. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or other protective agreements with our employees, customers, partners and others to protect the intellectual property rights associated with the Fintech Platform. However, the steps we take to protect those intellectual property rights may be inadequate to prevent others from competing with the Fintech Platform.
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

Risks Related to the Fintech Platform
If we are not able to increase the use and adoption of OPUL® and maintain and enhance its brand, then we may not realize the anticipated benefits of the HintMD Acquisition.

In October 2021, we announced the commercial launch of OPUL® and its general availability. OPUL® is a registered PayFac. As a PayFac, OPUL® earns revenue by charging fees for completing payment transactions and other payment-related services based on the volume of activity processed on the platform. Although OPUL® has launched, it has only been installed in limited accounts and HintMD customers will need to be transitioned from the HintMD Platform to OPUL®. In order to increase revenue generated by the Fintech Platform, we need to expand the customer base significantly and maintain the HintMD Platform until we can transition HintMD Platform customers to OPUL® successfully. We have limited experience operating as a PayFac. Practices and their patient customers may experience issues as a result of performance problems associated with the transition to OPUL® and may not be satisfied with the OPUL® experience in comparison to the HintMD Platform experience. If practices and their patient customers do not continue to utilize the HintMD Platform through the transition, OPUL® is not widely adopted by new customers or new customers to OPUL® are not satisfied with their experience, then our ability to expand and deepen aesthetic customer relationships and expectations for revenue growth through OPUL® will not be achieved.
We believe that maintaining and enhancing the Fintech Platform reputation as a differentiated payments processing platform serving the medical aesthetic industry is critical to our relationship with the existing customers of the Fintech Platform and our ability to attract new customers, and may also result in the generation of new aesthetic product customers for Revance. The successful promotion of the Fintech Platform’s brand attributes will depend on a number of factors, including our ability to: target and have OPUL® adopted by premier accounts; increase loyalty between practices and patients; continue to develop high-quality software; successfully differentiate OPUL® from competitive products and services; fund and achieve success in sales and marketing efforts; and successfully transition practices from the HintMD Platform to OPUL®.
The transition of practices from the HintMD Platform to OPUL®, product enhancements, the continued development of OPUL® and the promotion of OPUL® will require us to make substantial expenditures. Further, we anticipate that the expenditures will increase as we seek to expand OPUL®. We may not have sufficient funds to successfully complete these product development and marketing activities. In addition, to the extent that these activities generate increased revenue, this revenue may not offset the expenses we incur. If we do not successfully maintain and enhance the Fintech Platform offerings, it could lose customers or fail to attract potential new customers. As a result, we may not generate meaningful revenue from the Fintech Platform, which could adversely affect our business, results of operations and financial condition, or we may not realize the anticipated benefits from the HintMD Acquisition.
The acquisition of HintMD may result in impairment charges from the recording of goodwill and intangible assets that could adversely affect our financial results.
Our financial results may be adversely affected by impairment charges from the recording of goodwill and intangible assets incurred in connection with the the acquisition of HintMD. Although the acquisition was completed in July 2020, the amount and timing of these possible charges are not yet known. If such assets are found to be impaired, they will be written down to their estimated fair value, with a charge against earnings. Further, our failure to identify or accurately assess the magnitude of necessary technology investments we are assuming as a result of the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.
Interruptions or performance problems associated with the Fintech Platform technology, infrastructure or service offerings may adversely affect our business and operating results.
The continued growth of the Fintech Platform depends in part on the ability of users to access the Fintech Platform at any time and within an acceptable amount of time. The Fintech Platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. Disruptions to these departments and functions, some of which are outsourced, could result in product feature and enhancement delays and interruptions to or performance problems associated with the Fintech Platform. For example, the Fintech Platform contracts with engineers located in Ukraine who may be adversely impacted by the conflict between Russia and Ukraine, which in turn may delay some product development efforts and the delivery of product and feature enhancements. In addition, we depend on external data centers, such as Amazon’s AWS, to host the Fintech Platform applications and have integrated third-party services that we rely upon as critical components of the Fintech Platform application. We do not control the operation of these facilities. The Fintech Platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the Fintech Platform), capacity constraints due to an overwhelming number of users accessing the Fintech Platform simultaneously, and denial-of-service or other cyber-attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the Fintech Platform, especially during peak usage times, and as the Fintech Platform becomes more complex and its user traffic increases. As a result, the Fintech Platform may become unavailable or users may be unable to access the Fintech Platform within a reasonable amount of time. In the event of any of the factors described above, or certain other failures of our infrastructure or that of third-parties we rely on, user data may be permanently lost. If the Fintech Platform experiences significant periods of service downtime in the future, we may be subject to claims by users of the Fintech Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and efficiently resolve interruptions or performance problems with the Fintech Platform, existing relationships with practices would be adversely affected and the Fintech Platform brand could be harmed. In addition to technological and infrastructure problems, if customers of the Fintech Platform experience other issues or are unsatisfied with the service offerings or operations of the Fintech Platform, this could result in poor relationships with practices and reputational harm to OPUL® and, as a result, poor customer relations and reputational harm to Revance.
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
We depend on hardware providers and third-party processing partners to perform payment processing services to make the Fintech Platform work. For example, we rely on Fiserv to provide the payment gateway services that enables the Fintech Platform to process payments, and if Fiserv is unable to continue to supply processing for the Fintech Platform, the performance of the Fintech Platform could be adversely affected and its growth would be limited. The Fintech Platform’s processing partners and suppliers may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce its payments revenue and disrupt its business. In addition, users of the Fintech Platform may be subject to quality issues related to its third-party processing partners or it may become involved in contractual disputes with its processing partners, both of which could impact the Fintech Platform’s and Revance’s reputation and adversely impact customer relationships and the Fintech Platform’s ability to generate revenue.
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
In addition to a third-party payment processor, another payment partner required for OPUL® to act as a PayFac is an acquiring bank that is a member of the payment networks. The acquiring bank acquires and settles funds on behalf of its customers. The acquiring bank may change their underwriting criteria such that continued use of the acquiring bank would render OPUL® processing services unprofitable, the acquiring bank may itself encounter difficulties unrelated to OPUL® or payment network rules may be amended rendering the acquiring bank incapable of processing for OPUL® customers. Any of these occurrences could interfere with the ability of OPUL® to secure effective and profitable payment processing services for its customers, which would disrupt the OPUL® business, increase its expenses and impact the services it could provide to its customers.
In addition, failure of these or any of our technology providers to maintain, support or secure their technology platforms in general, and integrations in particular, or errors or defects in their technology, could materially and adversely impact customer relationships, damage the OPUL® reputation and brand, and harm the business of the Fintech Platform. In addition, any failure by the software provided by the Fintech Platform third party vendors may cause us to fail to comply with applicable laws and regulations and could expose us to regulatory, financial, or reputational risk. The Fintech Platform third-party partners may also suffer disruptions or weakness in their businesses, including those that require changes to their technological integration specifications or payment transaction risk management protocols, which could increase costs to the Fintech Platform to maintain compatibility, decrease sales or require us to source new partners.

Additionally, we rely on third-parties for the provision of the hardware terminal on which OPUL® operates. For example, in 2021 and 2022 the global chip shortage is impacted our third-party partners’ ability to provide us with POS hardware terminals that are provided to customers as a part of the OPUL® service offering. If a similar issue occurred, resulting in our third-party partner not being able to provide enough POS terminals to meet OPUL® demand, it would affect our ability to to timely board new customers or fulfill orders for additional hardware from existing customers. If such issues continue for an extended period of time, it could materially and adversely affect the Fintech Platform’s business.
Identifying, negotiating and documenting relationships with strategic third parties requires significant time and resources. In addition, integrating third-party technology is complex, costly and time-consuming. Our agreements with these partners are typically limited in duration, non-exclusive and do not prohibit them from working with the Fintech Platform’s competitors or from offering competing services.
If we are unsuccessful in establishing or maintaining relationships with these strategic third parties, our ability to compete in the payments marketplace could be impaired, and as a result the Fintech Platform’s business may negatively be impacted, and we may not realize the benefits of the HintMD Acquisition.
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
Because the Fintech Platform operates in a highly competitive marketplace, there can be significant downward pressure on the pricing we may charge our customers for the processing of credit cards in order to remain competitive in the marketplace. The Fintech Platform’s competitors may be able to offer similar or lower rates to their customers alongside a more comprehensive set of financial services products that allows them to offset a reduction in processing margins.
Additionally, costs associated with the processing of credit cards are not directly under our control. The expenses related to the processing of credit cards include interchange fees, assessment fees, and other related costs payable to a third-party payment processor. From time to time, these fees have increased and may continue to do so in the future. An increase in the fee structure may adversely affect the Fintech Platform’s margins and we may not realize the benefits of the HintMD Acquisition.

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
Our currently approved products, including DAXXIFY™ and the RHA® Collection, are still subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, may limit or delay additional regulatory approvals and may subject us to penalties if we fail to comply with applicable regulatory requirements.*
Our products and any future products will be subject to continual regulatory review by the FDA and/or (if applicable) non-U.S. regulatory authorities. Any regulatory approvals that we or our collaborators receive may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for such products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCPs for any clinical trials conducted post-approval. Later discovery of previously unknown problems with such products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
All of our currently approved products, including DAXXIFY™ and the RHA® Collection, and our product candidates approved in the future, will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review with respect to manufacturing.
We and any third-party contract development and manufacturers or suppliers are required to comply with applicable cGMP regulations and other international regulatory requirements. The regulations require that our products and product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of materials must be named in a BLA submitted to the FDA for any product candidate for which we are seeking FDA approval. The RHA® Collection of dermal fillers are subject to the FDA’s QSR for medical devices. Additionally, third party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our products or product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with cGMP and QSR, as applicable. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the supply and/or manufacture of our products (for example, Teoxane with respect to the RHA® Collection of dermal fillers and ABPS and LSNE with respect to DAXXIFY™), our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.
If, as a result of the FDA’s inspections, it determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may not approve the product, may withdraw approval or may suspend the manufacturing operations. If the manufacturing operations of any of the suppliers for our products or product candidates are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of such products to meet market demand or satisfy clinical trial needs, which would harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we might be unable to ship our approved product for commercial supply or to supply our products in development for clinical trials. Significant and costly delays can occur if the qualification of a new supplier is required.
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
We process personal data and other sensitive data (including health data we collect through our Fintech Platform and about trial participants in connection with clinical trials); proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data. Our data processing activities, including our activities related to the Fintech Platform, subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws), and other similar laws (e.g., wiretapping laws). These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Telephone Consumer Protection Act (“TCPA”) and the California Consumer Privacy Act of 2018 (“CCPA”). HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The Fintech Platform may in certain circumstances, process protected health information and thus such processing may be subject to HIPAA. The TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or state authorities. Class action suits are the most common method for private enforcement.
In addition, the CCPA requires businesses to provide specific disclosures in privacy notices and afford California residents certain privacy rights related to their personal data. The CCPA provides for civil penalties for noncompliance of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), which becomes operative January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new California Privacy Protection Agency to implement and enforce the law, which could increase the risk of an enforcement action. Other states, like Colorado, Connecticut, Virginia and Utah, have passed comprehensive data privacy laws which differ from the CPRA and become effective in 2023, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

Moreover, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. For example, we are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”) in connection with our Fintech Platform. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Our operations related to the Fintech Platform are contractually required to maintain compliance with current PCI DSS as part of our information security program and to undergo periodic PCI DSS audits undertaken by third party auditors (“PCI Audits”). Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance. Further, If we cannot comply with or if we incur a violation of any of these standards or contractual requirements, or if we have findings resulting from a PCI Audit and we fail to undertake timely corrective action, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations or litigation with relevant stakeholders, either of which could have an adverse effect on our reputation, business, financial condition and operating results. In addition, failure to comply with the PCI DSS obligations or the contractual obligations of the Fintech Platform, including timely and sufficient mitigation of any findings from a PCI Audit, could also result in the termination of OPUL®’s status as a registered PayFac, thereby dramatically impairing our ability to continue doing business in the payments industry, or we could be liable to the payment card issuing banks for their costs of issuing new cards and related expenses.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the equivalent law in the United Kingdom (“UK GDPR”) impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Similar processing penalties and fines exist under the UK GDPR and the uncertainty of data protection laws in the UK following Brexit has increased the complexity of compliance efforts.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts may require us to host personal data locally. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent fashion, and creating uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our Fintech Platform, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

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

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If we fail to obtain regulatory approvals in foreign jurisdictions for DAXXIFY™, or any future product candidates including an onabotulinumtoxinA biosimilar, we will be unable to market our products outside of the U.S.
In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, or the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive the necessary approvals to commercialize our products in geographies outside of the U.S.
Further, interruption or delays in the operations of applicable foreign regulatory agencies caused by the COVID-19 pandemic may affect the review and approval timelines of such agencies for DAXXIFY™, an onabotulinumtoxinA biosimilar, or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates.
The RHA® Collection of dermal fillers, DAXXIFY™, an onabotulinumtoxinA biosimilar or any other products, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
As we continue commercialization of the RHA® Collection of dermal fillers and initiate commercialization of DAXXIFY™, or any future approved products, including an onabotulinumtoxinA biosimilar, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that DAXXIFY™ or the RHA® Collection of dermal fillers to subject us to all of the various U.S. federal and state laws intended to prevent healthcare fraud and abuse, we may be subject to, or in the future become subject to, additional laws in connection with the use of these products for treatment of therapeutic indications or any future product candidates. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”) to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (“FCA”). Many states have similar laws that apply to their state healthcare programs as well as private payors.

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
Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to maintain or obtain regulatory clearance or approval of DAXXIFY™, an onabotulinumtoxinA biosimilar, or any future product candidates and to produce, market, and distribute such products if clearance or approval is obtained.*
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the ACA was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. biotechnology industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, the former U.S. presidential administration signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period that began in February 2021, which has been extended through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how other future challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the former U.S. presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the former presidential administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals, which have resulted in additional regulations from the FDA, CMS and the U.S. Department of Health and Human Services (“HHS”). In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of, or affect the price that we may charge for, DAXXIFY™, or any future product candidates including an onabotulinumtoxinA biosimilar. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs on our commercialization efforts for the RHA® Collection of dermal fillers and DAXXIFY™. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could require, among other things:
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
Under the Note Purchase Agreement, drawdowns are available in three tranches, subject to certain terms and conditions, including, with respect to the Second Tranche, the FDA approval of DAXXIFY™ for glabellar lines and, with respect to the Third Tranche, the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY™ preceding the date of the draw request for the Third Tranche and prior approval from Athyrium. Concurrently with the closing of the Note Purchase Agreement, we borrowed the full $100.0 million of the First Tranche. If we do not achieve the specified conditions and milestones, we will not be eligible to draw funds under the Second Tranche and the Third Tranche of the Note Purchase Agreement, and we may need to obtain additional or alternative financing to advance our research and development efforts, our regulatory approvals, our commercialization efforts and other aspects of our business plan. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. The Note Purchase Agreement may also limit our ability to raise capital, including our ability to sell or license intellectual property. In addition, before we would consider drawing down the Second Tranche and the Third Tranche of the Note Purchase Agreement, if available, we must first satisfy ourselves that we will have access to sufficient cash flow from operations and/or future alternate sources of capital, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.
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

General Risk Factors
The trading price of our common stock is volatile, and purchasers of our common stock could incur substantial losses.*
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing price of our common stock from January 1, 2021 to September 30, 2022 has ranged from a low of $11.52 to a high of $33.21. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:
•announcements of regulatory approval or disapproval of DAXXIFY™ in indications other than glabellar lines, the RHA® Pipeline Products or any future product candidates;
•regulatory or legal actions, developments and guidance in the U.S. and foreign countries, such as the receipt of the CRL related to the BLA for DAXXIFY™ for the temporary improvement of moderate to severe glabellar lines;
•our ability to continue as a going concern;
•our success or lack of success in commercializing DAXXIFY™ and the RHA® Collection of dermal fillers;
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

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of September 30, 2022, we sold 5.1 million shares of common stock under the 2020 ATM Agreement resulting in net proceeds of $121.9 million after sales agent commissions. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. As of both September 30, 2022 and the filing date of this Report, no shares of common stock have been sold under the 2022 ATM Agreement.
On September 15, 222, we completed an underwritten public offering, pursuant to which we issued 9.2 million shares of common stock at a public offering price of $25.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 1.2 million additional shares of common stock, for aggregate net proceeds of $215.9 million, after deducting underwriting discounts, commissions and other offering expenses.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 22, 2021	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1+	Second Amendment to Exclusive Distribution Agreement, dated November 18, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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

REVANCE THERAPEUTICS, INC.

Date: November 8, 2022	By:	/s/ Mark J. Foley
Mark J. Foley
Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)