Form 10-K
period 2022-12-31
Revance Therapeutics, Inc.
filed 2023-02-28
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

(615) 724-7755
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	RVNC	The Nasdaq Global Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.0 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $13.82 per share for such date.

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 16, 2023: 82,800,338

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than May 1, 2023, in connection with the registrant’s 2023 Annual Meeting of the Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

DEFINED TERMS
Unless expressly indicated or the context requires otherwise, the terms “Revance,” “Company,” “we,” “us,” and “our,” in this Annual Report on Form 10-K (this “Report”) refer to Revance Therapeutics, Inc., a Delaware corporation, and, where appropriate, its wholly-owned subsidiaries. We also have used several other terms in this Report, the consolidated financial statement and accompanying notes included herein, most of which are explained or defined below.
“2014 EIP” means the Company’s 2014 Equity Incentive Plan.
“2014 ESPP” means the Company’s 2014 Employee Stock Purchase Plan.
“2014 IN” means the Company’s 2014 Inducement Plan.
“2020 ATM Agreement” means the Sales Agreement by and between Revance and Cowen, dated November 2020, and terminated on May 10, 2022.
“2022 ATM Agreement” means the Sales Agreement by and between Revance and Cowen, dated May 10, 2022.
“2023 Proxy Statement” means our proxy statement for the 2023 Annual Meeting of the Stockholders.
“2027 Notes” means Revance’s 1.75% Convertible Senior Notes due 2027.
“ABPS” means Ajinomoto Althaea, Inc., doing business as Ajinomoto Bio-Pharma Services, a contract development and manufacturing organization.
“ABPS Services Agreement” means the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement by and between the Company and ABPS, dated March 14, 2017, as amended on December 18, 2020.
“ACA” means the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.
“Allergan” means Allergan, Inc.
“Amortization Trigger” has the meaning set forth in the Note Purchase Agreement.
“Athyrium” means Athyrium Buffalo LP.
“ATM” means at-the-market offering program.
“BIAM” means a biosimilar initial advisory meeting.
“BLA” means a biologics license application.
“BPCIA” means the Biologics Price Competition and Innovation Act of 2009.
“BTRX” means Botulinum Toxin Research Associates, Inc.
“Business Associates” means companies that create, receive, maintain, or transmit PHI for or on behalf of a covered entity.
“CCMP” means the Nasdaq Composite Index.
“CCPA” means the California Consumer Privacy Act of 2018.
“cGMPs” means the current good manufacturing practices regulations enforced by the FDA.
“CMS” means the Centers for Medicare & Medicaid Services.
“CODM” means the chief operating decision maker.
“Consolidated Teoxane Distribution Net Product Sales” has the meaning set forth in the Note Purchase Agreement.
“consumers” means the patients of our aesthetic practice customers.

“Continuation Decision” means Viatris’s decision under the Viatris Agreement as to whether to continue the biosimilar development program beyond the initial development plan and the BIAM.
“Cowen” means Cowen and Company, LLC.
“CPRA” means the California Privacy Rights Act of 2020.
“CRL” means a complete response letter from the FDA.
“CROs” means contract research organizations.
“DAXXIFY®” means (DaxibotulinumtoxinA-lanm) for injection.
“DAXXIFY® GL Approval” means the FDA approval in September 2022 of DAXXIFY® in the United States for the temporary improvement of moderate to severe glabellar lines in adults.
“DGCL” means the Delaware General Corporation Law.
“Dear Healthcare Provider Letters” means correspondence from the FDA intended to alert physicians and other health care providers about important new or updated information regarding a human drug or biologic.
“DRG” means Clarivate Plc, formerly known as Decision Resources Group.
“DTC” means the Depository Trust Company.
“EEA” means the European Economic Area.
“EMA” means the European Medicines Agency.
“ESG” means environmental, social and governance.
“ESPP” means the Company's Employee Stock Purchase Plan.
“EU GDPR” means the European Union General Data Protection Regulation.
“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.
“Expansion Premises” means the additional 30,591 square feet added to the initial premises pursuant to the Nashville Lease.
“FCA” means the False Claims Act.
“FDA” means the United States Food and Drug Administration.
“FDCA” means the Federal Food, Drug and Cosmetic Act.
“Fintech Platform” means OPUL® and the HintMD Platform.
“First Tranche” means the Notes Payable issued to the Purchasers in an aggregate principal amount of $100.0 million on March 18, 2022.
“Fiserv” means First Data Merchant Services LLC.
“Fosun” means Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
“Fosun License Agreement” means the License Agreement by and between Revance and Fosun, dated December 4, 2018, as amended on February 15, 2020.
“Fosun Territory” means mainland China, Hong Kong and Macau.
“FTC Act” means the Federal Trade Commission Act.
“GCP” means good clinical practice.
“GLPs” means the FDA’s good laboratory practices.

“GPV” means gross-processing volume of the Fintech Platform or the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds.
“HHS” means the U.S. Department of Health and Human Services.
“HintMD” means Hint, Inc., our wholly owned subsidiary.
“HintMD Acquisition” means Revance’s acquisition of HintMD, completed on June 23, 2020.
“HintMD Merger Agreement” means the Agreement and Plan of Merger, by and among Revance, Heart Merger Sub, Inc., our direct wholly-owned subsidiary, HintMD, and Fortis Advisors, LLC, as the security holder’s representative, dated May 18, 2020.
“HintMD Plan” means the Hint, Inc. 2017 Equity Incentive Plan.
“HintMD Platform” means the legacy HintMD fintech platform.
“HIPAA” means the Health Insurance Portability and Accountability Act, as amended by HITECH, and each other implementing regulation.
“HIPAA Privacy Rule” means the national standards to protect individuals' PHI imposed by HIPAA.
“HITECH” means the U.S. Health Information Technology for Economic and Clinical Health Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009.
“IND” means an investigational new drug application.
“Indenture” means the indenture, by and between Revance and U.S. Bank National Association, as trustee, dated February 14, 2020.
“injector” means a professional licensed to inject our Products, including physicians.
“IPR” means inter partes review.
“IRA” means the Inflation Reduction Act of 2022.
“IRB” means the institutional review board.
“IRC” means the Internal revenue code.
“LCL” means lateral canthal lines or “crow’s feet”.
“LSNE” means Lyophilization Services of New England, Inc., which was acquired by PCI Pharma Services in December 2021. References to LSNE throughout this Report includes PCI Pharma Services, as the successor in interest, as applicable.
“LSNE Supply Agreement” means the Commercial Supply Agreement by and between Revance and LSNE, dated April 6, 2021.
“market-based PSAs” means performance stock awards subject to market-based vesting conditions.
“market-based PSUs” means performance stock units subject to market-based vesting conditions.
“MAS” means the Modified Ashworth Score.
“Maturity Date” means September 18, 2026, the maturity date of the Notes Payable set forth in the Note Purchase Agreement.
“Medy-Tox” means Medy-Tox, Inc.
“Merz” means Merz Pharmaceuticals GmbH.
“Nashville Lease” means the office lease by and between Revance and 1222 Demonbreun, LP, dated November 19, 2020, as amended on January 4, 2021, July 1, 2021 and January 13, 2023.

“NBI” means the Nasdaq Biotechnology Index.
“neuromodulator” means injectable botulinum toxins and neurotoxins.
“NOL” means net operating loss.
“Note Purchase Agreement” means the note purchase agreement by and between Revance; Athyrium, as administrative agent; the Purchasers, including Athyrium; and HintMD, as a guarantor, dated March 18, 2022.
“Notes Payable” means notes payable by Revance pursuant to the Note Purchase Agreement.
“NPA Effective Date” means the effective date of the Note Purchase Agreement, March 18, 2022.
“OCR” means the U.S. Human Services Office for Civil Rights.
“onabotulinumtoxinA biosimilar” means a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
“OPUL®” means the OPUL® Relational Commerce Platform.
“PAS” means prior approval supplement.
“PayFac” means payment facilitator.
“Payment Facilitator Agreement” means the payment solutions agreement by and among Revance, Fiserv and Pathward, N.A., dated March 4, 2019, as amended on October 31, 2022.
“PCI DSS” means the Payment Card Industry Data Security Standards of the PCI Security Standards Council.
“PDUFA” means Prescription Drug User Fee Act.
“performance-based PSAs” means performance stock awards subject to performance-based vesting conditions.
“performance-based PSUs” means performance stock units subject to performance-based vesting conditions.
“PGIC” means the Physician Global Impression of Change.
“PHI” means protected health information, as defined by HIPAA.
“PMA” means premarket approval by the FDA.
“PNT” means preserved network technology.
“POS” means point of sale.
“PrevU” means the early experience program for DAXXIFY®.
“Processing Rules” means industry specific rules and regulations applicable to credit and debit card processing, including the card brand rules of Visa Inc. and MasterCard International Inc., and the PCI DSS.
“Products” means DAXXIFY® and the RHA Collection® of dermal fillers.
“Product Segment” means the business that includes the research, development and commercialization of our Products and product candidates.
“PSA” means a performance stock award.
“PSU” means a performance stock unit.
“Public Health Service Act” means the U.S. Public Health Services Act of 1944, as amended, including the Patient Protection and Affordable Care Act.
“Purchasers” means Athyrium and its successors and assigns.
“QSR” means the Quality System Regulations.

“REMS” means a Risk Evaluation Mitigation Strategy.
“RHA® Collection of dermal fillers” means RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds; and RHA® Redensity.
“RHA® Pipeline Products” means future hyaluronic acid filler advancements and products by Teoxane.
“RHA® Redensity” means a dermal filler, which has been approved by the FDA for the treatment of moderate to severe dynamic perioral rhytids (lip lines).
“RSAs” means restricted stock awards.
“RSUs” means restricted stock units.
“SASB” means the Sustainability Accounting Standards Board.
“SEC” means the U.S. Securities and Exchange Commission.
“Securities Act” means the U.S. Securities Act of 1933, as amended.
“Second Expansion Premises” means the additional 17,248 square feet added to the current premises pursuant to the Nashville Lease.
“Second Tranche” means $100.0 million in Notes Payable that remains available to Revance until September 18, 2023, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement.
“Services” means the Fintech Platform business.
“Service Segment” means the business that includes the development and commercialization of the Fintech Platform.
“SMG” means the suprahypertonic muscle group.
“TCPA” means the Telephone Consumer Protection Act.
“Third Tranche” means the uncommitted tranche of additional Notes Payable in an aggregate amount of up to $100.0 million, available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement.
“Teoxane” means Teoxane SA.
“Teoxane Agreement” means the exclusive distribution agreement by and between Revance and Teoxane, dated January 10, 2020, as amended on September 30, 2020, December 22, 2020 and December 22, 2022.
“UDAAP” means unfair, deceptive, and abusive acts and practices.
“UFLs” means upper facial lines.
“UK GDPR” means the United Kingdom General Data Protection Regulation.
“USPTO” means U.S. Patent and Trademark Office.
“U.S. GAAP” means U.S. generally accepted accounting principles.
“Viatris” means Viatris Inc., formerly known as Mylan Ireland Ltd.
“Viatris Agreement” means the Collaboration and License Agreement by Revance and Viatris, dated February 28, 2018, as amended by the Viatris Amendment.
“Viatris Amendment” means Amendment #1 to the Viatris Agreement by Revance and Viatris, dated August 22, 2019.
“Zero-cost Inventory” means DAXXIFY® inventory produced prior to the DAXXIFY® GL Approval for the temporary improvement of glabellar lines in early September 2022, for which the related manufacturing costs were incurred and expensed to research and development expense prior to the FDA approval..

Revance®, the Revance logos, DAXXIFY®, OPUL® and other trademarks or service marks of Revance appearing in this Report are the property of Revance. This Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, milestone expectations, future expenses and cash flows, anticipated working capital requirements, market forecasts, capital expenditures and cash preservation plans; our ability to comply with our debt obligations; our ability to draw on the Second Tranche; our future financing plans and strategies; our future responses to macroeconomic and geopolitical factors, including the effects of the COVID-19 pandemic; our ability to successfully commercialize and maintain regulatory approvals for DAXXIFY®; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates and third-party manufacturers, including with respect to the PAS for the ABPS manufacturing facility, DAXXIFY® for indications other than glabellar lines and the RHA® Pipeline Products; our opportunity in therapeutics; our expectations regarding the Fintech Platform, including its features, functionality, GPV and profitability; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates including the outcome of such clinical studies and trials; development of an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace; the process and our ability to effectively and reliably manufacture supplies of DAXXIFY®; our ability to manufacture or receive sufficient supply of our Products in order to meet commercial demand; our ability to successfully compete in the dermal filler, neuromodulator and fintech services markets; the design of our clinical studies; the markets for our current and future products and services; our business strategy, plans and prospects, including our commercialization plans and ability to commercialize DAXXIFY® and continued commercialization of the RHA® Collection of dermal fillers; the potential benefits of DAXXIFY®, the RHA® Collection of dermal fillers, our drug product candidates and the Fintech Platform; the potential safety, efficacy and duration of DAXXIFY® for consumers; our ability to maintain and seek out new strategic third-party collaborations to support our goals; the extent to which our Products and Services are considered innovative, differentiated or premium; consumer preferences related to our Products and Services; the rate and degree of economic benefit, commercial acceptance, market, competition and/or size and growth potential of DAXXIFY®, the RHA® Collection of dermal fillers, OPUL® and our other drug product candidates, if approved; our ability to set a new standard in healthcare; patent defensive measures; timing related to our ongoing litigation matters; our ability to defend ourselves in ongoing litigation; international expansion; our human capital, social and environmental performance and goals; our ability to expand our operations to support the commercialization of our Products and attract and retain qualified personnel to support our business; our ability to comply with applicable laws and regulations; and our strategic collaborations are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Part 1. Item 1A. “Risk Factors” and elsewhere in this Report.

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

•Our success as a company, including our ability to finance our business and generate revenue, and our future growth is substantially dependent on the clinical and commercial success of our Products. Our longer-term prospects will also depend on the successful development, regulatory approval and commercialization of our onabotulinumtoxinA biosimilar product candidate and any future product candidates. If we are unable to successfully commercialize our Products, complete the development and regulatory approval process of our product candidates, and maintain regulatory approval of our Products we may not be able to generate sufficient revenue to continue our business.
•If we are not able to effectively and reliably manufacture DAXXIFY® or any future product candidates at sufficient scale, including through any third-party manufacturers, as well as acquire supplies of the RHA® Collection of dermal fillers from Teoxane, our product development, regulatory approval, commercialization and sales efforts and our ability to generate revenue may be adversely affected.
•DAXXIFY® and any future product candidates, if approved, may not achieve market acceptance among injectors and consumers, and may not be commercially successful, which would adversely affect our operating results and financial condition.
•We will require substantial additional funding to continue to operate our business and achieve our goals and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts. We have incurred significant losses since our inception and we anticipate that these losses will continue for the foreseeable future. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
•DAXXIFY®, the RHA® Collection of dermal fillers and any future product candidates will face significant competition, including from companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, regulatory, manufacturing, marketing resources and expertise, greater brand recognition and more established relationships. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
•We use third-party collaborators, including Teoxane, Viatris, Fosun, ABPS and LSNE to help us develop, validate, manufacture and/or commercialize our products. Our ability to commercialize our products could be impaired or delayed if these collaborations are unsuccessful.
•Macroeconomic and geopolitical factors and the COVID-19 pandemic have and may continue to adversely affect our business, as well as those of third-parties on which we rely for significant manufacturing, clinical or other business operations. They may also impact disposable income levels, which could reduce consumer spending and lower demand for our products.
•Reports of adverse events or safety concerns involving DAXXIFY®, the RHA® Collection of dermal fillers or other Teoxane approved product candidates, could delay or prevent the Company or Teoxane from maintaining regulatory approval or obtaining additional regulatory approval for DAXXIFY® for indications other than glabellar lines or the RHA® Pipeline Products. The denial, delay or withdrawal of any such approval would negatively impact commercialization and could have a material adverse effect on our ability to generate revenue, business prospects, and results of operations.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results or actual consumer outcomes.
•If our efforts to protect our intellectual property related to DAXXIFY®, the RHA® Collection of dermal fillers, any future product candidates or the Fintech Platform are not adequate, we may not be able to compete effectively. Additionally, we are currently and in the future may become involved in lawsuits or administrative proceedings to defend against claims that we infringe the intellectual property of others and to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming and would have a material adverse effect on our ability to generate revenue if we are unsuccessful.

•The HintMD Acquisition may result in additional impairment charges from the recording of goodwill and intangible assets that could adversely affect our financial results.
•If we do not effectively manage our expanded operations in connection with the HintMD Acquisition, or if we are not able to achieve market acceptance of the Fintech Platform, then we may not achieve the anticipated benefits or recoup the substantial expense incurred in connection with the acquisition.
•Servicing our debt, including the 2027 Notes, requires a significant amount of cash to pay our substantial debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.
•We are currently, and in the future may be, subject to securities class action and stockholder derivative actions. If other product liability, stockholder derivative actions, additional securities class actions or other lawsuits are brought against us and we cannot successfully defend ourselves, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.
•As our business and operations continue to grow, we may need to expand our development, manufacturing, regulatory, sales, marketing and distribution capabilities. If and when we expand such capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.
•If we are not successful in discovering, developing, acquiring and commercializing additional product candidates other than our Products, our ability to expand our business and achieve our strategic objectives may be impaired.
•Significant disruptions of information technology systems or security incidents could materially adversely affect our business, our reputation, our customer relationships, results of operations and financial condition.
•Changes in and failures to comply with applicable laws, regulations and standards may adversely affect our business, operations and financial performance.
•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised or failed, we could experience adverse consequences resulting from such compromise or failure.
•If we fail to attract and retain qualified personnel at all levels and functions, we may be unable to successfully execute our objectives.

PART I

ITEM 1. BUSINESS

Overview
Revance is a biotechnology company focused on setting the new standard in healthcare with innovative aesthetic and therapeutic offerings that elevate patient and physician experiences. Revance’s aesthetics portfolio of expertly created products and services, including DAXXIFY®, the RHA® Collection of dermal fillers and OPUL®, the first-of-its-kind relational commerce platform for aesthetic practices, deliver a differentiated and exclusive offering for Revance’s elite practice partners and their consumers. Revance has also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which will compete in the existing short-acting neuromodulator marketplace. Revance’s therapeutics pipeline is currently focused on muscle movement disorders including evaluating DAXXIFY® in two debilitating conditions, cervical dystonia and upper limb spasticity.

Impact of the COVID-19 Pandemic and Macroeconomic Environment on Our Operations
The COVID-19 pandemic has negatively affected global economic activity, our commercialization activities, the timing of the regulatory process for DAXXIFY® GL Approval, our initial supply and launch timing of the RHA® Collection of dermal fillers, research and development activities and our ability to maintain on-site operations. While we have seen a general return toward more normalized levels for aesthetic procedures and many of the effects and consequences of the COVID-19 pandemic subsided during the year ended December 31, 2022, the full extent of the impact of the COVID-19 pandemic on our future operational and financial performance is unknown.
Additionally, the U.S. and global financial markets have recently experienced significant volatility, which has led to disruptions to commerce and pricing stability, impacts to foreign exchange rates, labor shortages, global inflation, higher interest rates and supply chain disruptions. Due to current inflationary pressures, we have experienced higher costs throughout our business, which we expect may continue during 2023.
The ultimate impact of the COVID-19 pandemic and global economic conditions is highly uncertain and we do not yet know the full extent of potential delays or impacts on our regulatory process, our manufacturing operations, supply chain, end user demand for our Products and Services, commercialization efforts, business operations, clinical trials and other aspects of our business and the aesthetics industry, the healthcare systems or the global economy as a whole.
See Part I. Item 1A. “Risk Factors—The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.”

Key 2022 Developments

Revance Aesthetics
In the year ended December 31, 2022, we generated $125.1 million in revenue from the sale of our Products and our Services. As of December 31, 2022, we had over 5,000 aesthetic accounts across our Products and Services.
DAXXIFY®
In September 2022, we received DAXXIFY® GL Approval. DAXXIFY® is an acetylcholine release inhibitor and neuromuscular blocking agent indicated for the temporary improvement in the appearance of moderate to severe glabellar lines associated with corrugator and/or procerus muscle activity in adult patients.

Following DAXXIFY® GL Approval we trained a group of faculty members on DAXXIFY® as part of PrevU, our early experience program for the product, which we initiated in December 2022. PrevU focuses on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights for DAXXIFY® with the goal of optimizing aesthetic outcomes. We recognized $11.0 million in revenue from the sales of DAXXIFY® during

PrevU programs. We anticipate expanding the commercial introduction of DAXXIFY® following the completion of the PrevU program by the end of March 2023. We established a commercial sales team in July 2020 to support the launch of the RHA® Collection of dermal fillers and to support the commercial launch of DAXXIFY® and continued commercialization of the RHA Collection® of dermal fillers in 2023.

In order to meet anticipated commercial demand, we plan to manufacture DAXXIFY® in our Northern California manufacturing facility and through ABPS, if approved. We submitted a PAS for the ABPS manufacturing facility, and in October 2022, the FDA accepted our PAS submission. We anticipate the potential approval of the PAS in 2023.

RHA® Collection of Dermal Fillers
In September 2022, we launched RHA® Redensity, the first and only FDA-approved dermal filler for both superficial dermal, and dermal injection of dynamic perioral rhytids (lip lines) in adults aged 22 years or older. RHA® Redensity is the latest advancement to hyaluronic acid dermal filler technology and the newest addition to the RHA® Collection of dermal fillers, which already includes RHA® 2, 3 and 4. For the year ended December 31, 2022, we recognized $118.1 million in product revenue from the sale of the RHA® Collection of dermal fillers.

OPUL® Relational Commerce Platform
On October 11, 2021, we launched the OPUL® Relational Commerce Platform. OPUL® is a fully integrated PayFac pursuant to the Payment Facilitator Agreement with a third-party acquirer and sponsor bank. OPUL® replaces the HintMD Platform, which we began the process of sunsetting from general availability in 2022. Following the completion of the sunsetting process, we expect that most customers of the HintMD Platform will become customers of OPUL®.

For the year ended December 31, 2022, we recognized $7.0 million in service revenue from the Fintech Platform. Since the Fintech Platform generates revenue as a percentage of credit card processing volumes, we use GPV as a key indicator of the ability of the Fintech Platform to generate revenue. GPV measures the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds. The Company also uses the Fintech Platform PayFac capabilities to process credit card transactions for Products purchased from the Company; these transactions are not included in GPV. For the year ended December 31, 2022, the Fintech Platform processed $665.2 million of GPV.

Revance Therapeutics
We are pursuing regulatory approval of DAXXIFY® for the treatment of cervical dystonia. On January 6, 2023, the FDA accepted for review the supplemental BLA for DAXXIFY® for the treatment of cervical dystonia that we submitted in October 2022. The PDUFA date is August 19, 2023. If the supplemental BLA is approved on or by the PDUFA date, we plan to initiate an early experience program, followed by broad commercial launch in 2024.

Disciplined Capital Allocation
In October 2021, we took measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the DAXXIFY® GL Approval from our initial expectation. These measures included but were not limited to: pausing non-critical hires; deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities; and deferring international regulatory and commercial investment for DAXXIFY®, with the exception of costs required to support our partnership with Fosun. These cash preservation measures impacted our ability and the timing to execute our corporate strategy discussed below in “—Our Strategy” for the year ended December 31, 2022.
In 2022, our capital resources were focused on supporting our strategic priorities, which included: (i) obtaining DAXXIFY® GL Approval; (ii) continuing to drive revenue growth by increasing adoption of the RHA® Collection of dermal fillers; and (iii) expanding and deepening customer relationships through OPUL®. With the DAXXIFY® GL Approval, we will continue our focus on disciplined capital allocation to support the growth of the aesthetics portfolio in addition to preparing for the Company's potential entry into therapeutics for cervical dystonia. We will continue to assess expense management and the timing of capital allocation measures as it relates to our therapeutics pipeline activities and international regulatory investments for DAXXIFY®.
For additional information, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our Strategy
Our objective is to be a leading provider of botulinum toxin products across multiple aesthetic and therapeutic indications and to expand the opportunity for botulinum toxin products and other innovative and complementary products and services, including hyaluronic acid dermal fillers and OPUL®.
Key elements of our strategy are:
•We plan to leverage DAXXIFY®’s unique formulation and duration profile to build valuable franchises in aesthetics and therapeutics. We believe DAXXIFY® has the ability to expand the neuromodulator opportunity by appealing to consumers who seek a long-lasting effect.

•We aim to set a new standard in the aesthetics industry through the commercialization of our portfolio of innovative and complimentary Products and Services, including DAXXIFY®, the RHA® Collection of dermal fillers and OPUL®.

•We plan to leverage DAXXIFY® to pursue a therapeutics program that will advance the treatment of multiple indications, with a current focus in muscle movement disorders including cervical dystonia and upper limb spasticity. We also plan to evaluate our pipeline for other therapeutic indications, such as migraine.

•We have and will continue to selectively evaluate partnerships, distribution opportunities, joint development agreements and acquisitions as a way to expand our aesthetic and therapeutic franchises while enhancing our competitive position. Our partnership with Teoxane enabled us to enter the dermal filler market in the U.S. and provides us with an opportunity to set a foundation for the commercialization of DAXXIFY® and future aesthetic products. We have the potential to enter the second largest neuromodulator market with strategic partnerships like the Fosun License Agreement, whereby we have granted Fosun the exclusive rights to develop and commercialize DAXXIFY® in the Fosun Territory. Further, we have entered into the Viatris Agreement, pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize an onabotulinumtoxinA biosimilar, which provides us with the potential to participate in the short-acting neuromodulator market.

The Botulinum Toxin Opportunity
Botulinum toxin is a protein and neurotoxin produced by clostridium botulinum. Since 1989, botulinum toxin has been used to treat a variety of aesthetic and therapeutic indications in the U.S. and globally. Botulinum toxin blocks neuromuscular transmission by binding to receptor sites on motor or sympathetic nerve terminals, entering the nerve terminals, and inhibiting the release of acetylcholine. This inhibition occurs as the neurotoxin cleaves SNAP-25, a protein integral to the successful docking and release of acetylcholine from vesicles situated within nerve endings. When injected intramuscularly at therapeutic doses, botulinum toxin produces partial chemical denervation of the muscle resulting in a localized reduction in muscle activity. Throughout this Report, we use neuromodulators to refer to botulinum toxins and neurotoxins.
According to the DRG, the global market opportunity for neuromodulators was estimated to be $6.3 billion in 2022 compared to $5.7 billion in 2021 and is projected to reach approximately $9.2 billion by 2027, registering a compounded annual growth rate of approximately 7.8% from 2022 to 2027. DRG estimates that the market opportunity for aesthetic indications and therapeutic indications in 2022 is approximately 53% and 47%, respectively. We expect continued growth to be driven by demographics, changing lifestyle, new indications and product launches in new geographies.
For information on competition we face in these markets, please see “—Product Competition” below.

    The Opportunity for Neuromodulators for Aesthetic Indications
Injectable neuromodulator treatments are the single largest cosmetic procedure in the U.S. and globally. In the U.S., neuromodulators have been approved to treat three aesthetic indications, glabellar lines, forehead lines and LCLs. According to DRG, in 2022, 10.3 million neuromodulator aesthetic injections were performed, which represents an increase of 8% over 2021. Also, according to DRG, the global aesthetic neuromodulator market opportunity was estimated to be $3.3 billion in 2022 compared to $3.0 billion in 2021. The global aesthetic neuromodulator market is projected to reach approximately $4.8 billion by 2027, registering a five-year compounded annual growth rate of approximately 7.4% from 2022 to 2027.
We believe that we are positioned to take advantage of this growing market opportunity due to the long-lasting duration profile of DAXXIFY®. In our SAKURA Phase 3 clinical program for the treatment of glabellar lines, DAXXIFY® demonstrated a median time to the loss of none or mild wrinkle severity of 24 weeks (6 months) and a median time to return to baseline wrinkle severity of approximately 28 weeks (7 months), as documented on the prescribing information. According to the prescribing information from other neuromodulators on the market, duration of effect of these products ranges between three to four months. We believe we are well positioned for injector and consumer adoption. According to our 2018 Harris Poll survey results, 86% of the injectors surveyed wanted a neuromodulator that offered longer-lasting results than what was available, and 88% of the consumers considered long lasting duration very important or absolutely essential. In addition, our primary qualitative market research among aesthetic injectors, consumers, and office practice managers indicated that longer duration than what is currently available on the market is a differentiating and desirable attribute. Quantitative market research also shows most consumers visit their injectors less than twice per year for treatments.
We believe that a neuromodulator product which shows persistence of effect over time will be a desirable treatment regimen for injectors and consumers and will align with existing consumer habits. We believe that a product with a long-lasting duration would enable consumers to remain more satisfied between treatments.
The Opportunity for Neuromodulators for Therapeutic Indications
In the U.S., neuromodulators have been approved for the treatment of cervical dystonia, upper limb spasticity (adult and pediatric), lower limb spasticity, chronic migraine headache, urinary incontinence, overactive bladder, blepharospasm, strabismus, hyperhidrosis and neurogenic detrusor overactivity (adult and pediatric). In addition, neuromodulator products are being evaluated in clinical trials for other therapeutic indications, including acne, rosacea, skin and wound healing, scar reduction, hair loss, major depressive disorder, atrial fibrillation and several musculoskeletal and neurological conditions.
We are currently pursuing the development and commercialization of DAXXIFY® for the treatment of cervical dystonia and upper limb spasticity because we believe there is opportunity to improve injectable neuromodulator outcomes and overall health system costs in muscle movement disorders. Muscle movement disorders are neurological conditions that affect a person’s ability to control muscle activity in one or more areas of the body. Cervical dystonia is a painful and disabling chronic condition in which the neck muscles contract involuntarily, causing abnormal movements and awkward posture of the head and neck. Cervical dystonia affected approximately 60,000 people in the U.S. According to DRG, the global market opportunity for cervical dystonia in 2022 was approximately $473 million and is expected to grow to approximately $663 million by 2027, registering a five-year compounded annual growth rate of approximately 7.0% from 2022 to 2027.
Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke, trauma or disease. Muscle spasticity can be painful and may have a significant effect on a person’s quality of life. Certain tasks, like getting dressed or bathing, become difficult, and a person’s self-esteem may be affected by an abnormal posture. Spasticity affected approximately 500,000 people in the U.S. and approximately 12 million people globally. According to DRG, the global spasticity market in 2022 was approximately $827 million and is expected to grow to $1.3 billion by 2027.
Although currently approved neuromodulators have demonstrated safety and efficacy in clinical trials for the treatment of muscle movement disorders, such neuromodulator injections must be repeated every three to four months. According to the peer-reviewed article Patient Perspectives on the Therapeutic Profile of Botulinum Neurotoxin Type A in Cervical Dystonia, published in the Journal of Neurology in 2020, out of cervical dystonia patients surveyed, 88% of patients treated with botulinum neurotoxin type A products experienced symptom reemergence between treatment sessions, with a mean time to reemergence of approximately 10.5 weeks. In addition, most botulinum neurotoxin type A labels recommend waiting at least 12 weeks prior to re-treatment. We believe there is a significant need for a long-lasting injectable neuromodulator, which has the potential to offer consumers and payers more value by reducing the frequency of visits while also allowing consumers to achieve more durable symptom relief between injection cycles. We believe that DAXXIFY® has the potential to provide these benefits if approved. In 2021, we completed the ASPEN-1 Phase 3 clinical program for the treatment of cervical dystonia and the JUNIPER Phase 2 clinical trial for the treatment of upper limb spasticity. In the ASPEN-1 Phase 3 clinical trial, DAXXIFY® demonstrated a median duration of effect of 24.0 weeks in one treatment group and 20.3 weeks in another treatment group. In the JUNIPER Phase 2 clinical trial, DAXXIFY® demonstrated a median duration of at least 24 weeks across all three doses. See “—Our Product Candidates— DaxibotulinumtoxinA for Injection—DaxibotulinumtoxinA for Injection for the Treatment of Therapeutic Indications.”
The Hyaluronic Acid Dermal Filler Opportunity
Dermal fillers are injected into the superficial and deep layers of the skin to restore volume, smooth lines, provide facial lift and contour, plump the lips or improve the appearance of facial scars commonly caused by acne. Hyaluronic acid dermal fillers represent 91% of the total U.S. dermal filler market, and according to DRG, hyaluronic acid dermal fillers were the second most common aesthetic injectable procedure in 2022. Hyaluronic acid is naturally found in the body, primarily in the skin, joints and connective tissue. With age, human skin loses its ability to produce hyaluronic acid, resulting in the loss of volume, firmness and elasticity. Hyaluronic acid dermal fillers are manufactured from synthesized hyaluronic acid cross-linked to significantly enhance durability in the skin. These products can restore lost volume for six to 12 months or longer before the body gradually and naturally absorbs the hyaluronic acid. Most hyaluronic acid dermal fillers also contain lidocaine to help minimize discomfort during and after treatment.
In 2022, DRG estimated that 3.1 million hyaluronic acid dermal filler procedures were performed in the U.S. According to DRG, the U.S. market opportunity for hyaluronic acid dermal fillers was estimated to be $1.4 billion in 2022 and is projected to reach approximately $2.2 billion by 2027, registering a compounded annual growth rate of approximately 8.9% from 2022 to 2027.
Access to the RHA® Collection of dermal fillers not only provides us with the capability to compete in the U.S. dermal filler market, but also provides a foundation for the launch of DAXXIFY® for the improvement of glabellar lines and other potential aesthetic product offerings. We believe there are long term revenue and cost synergy opportunities with neuromodulators and hyaluronic acid dermal fillers. We believe our ability to offer a comprehensive aesthetics portfolio, including DAXXIFY®, the RHA® Collection of dermal fillers and OPUL®, positions us to compete with established competitors.
For information on competition we face in this market, please see “—Product Competition” below.
The Aesthetic Practice Fintech Opportunity
OPUL® provides a seamless, simple and smart payment solution, practice reporting and insights, and enhanced customer support that is designed to improve practice management and economics and foster loyalty with consumers. We believe that OPUL® adds to the value proposition of our aesthetics portfolio and enables us to build deeper relationships with practices. Further, OPUL® give us access to the aesthetic practice payment processing market.
In 2019, on average, a U.S.-based aesthetic practice processed $1.7 million in annual revenue. With a growing base of 40,000 aesthetic practices across the U.S., the total payment processing market opportunity in U.S. aesthetics was estimated to be $68 billion. On average, credit card processors charge 2.9% to 4.4% per transaction to complete a financial transaction depending on a variety of factors such as the type of credit card, whether the card is physically present and other variables and receive a margin of 0.5% to 1% per transaction, resulting in a $500 million revenue opportunity in the aesthetic practice fintech market. With the expected growth of the aesthetic market, the revenue for the U.S. aesthetic practice fintech market is expected to grow to approximately $700 million by 2025.

Product Pipeline Summary

REVANCE®

Broad and balanced pipeline in aesthetics and therapeutics

PRECLINICAL | PHASE 1 | PHASE 2 | PHASE 3

DAXXIFY™ AESTHETICS	Glabellar (frown) lines	FDA approved Sept. 2022
	Forehead lines	Positive results in all three open label Phase 2 studies to evaluate dosing and injection patterns
	Lateral canthal lines	
	Upper facial lines	
AESTHETICS RHA® Collection	RHA® Redensity	FDA approved in December 2021*
DAXXIFY™ THERAPEUTICS	Cervical dystonia	PDUFA – August 19, 2023
	Upper limb spasticity	End of Phase 2 meeting with FDA completed Q3 2021
OTHER Neuromodulators	Biosimilar to BOTOX®	Partnered with Viatris, Inc.
	Topical	

*Revance has the exclusive right to commercialize RHA® Redensity dermal filer in the U.S. RHA is a trademark of Teoxane SA, BOTOX® is a registered trademark of Allergan, Inc.

Our Products
DAXXIFY®
DAXXIFY®, our first commercially approved product, is an acetylcholine release inhibitor and neuromuscular blocking agent indicated for the temporary improvement in the appearance of moderate to severe glabellar lines associated with corrugator and/or procerus muscle activity in adult patients. DAXXIFY® GL Approval was granted in the U.S. based on the results of the SAKURA Phase 3 clinical program in glabellar lines where DAXXIFY® demonstrated high response rates, long duration of effect and a safety profile consistent with other approved neuromodulator products. DAXXIFY® was also evaluated in Phase 2 clinical trials for the treatment of UFLs, forehead lines and LCLs. We are also developing DAXXIFY® for the treatment of therapeutic indications.
The DAXXIFY® formulation incorporates our proprietary stabilizing peptide excipient along with the other excipients: polysorbate-20, buffers and a sugar. DAXXIFY® is supplied as a lyophilized powder, which requires reconstitution with saline prior to injection. The highly positively charged peptide excipient has been shown to bind non-covalently to the daxibotulinumtoxinA molecule. The unique formulation of DAXXIFY® has enabled us to create a drug product without human serum albumin or animal-derived components, found in all other FDA approved neuromodulator products.

Please see www.revance.com for the Full Prescribing Information including the Boxed Warning and Medication Guide for DAXXIFY®.

DAXXIFY® for the Treatment of Aesthetic Indications
DAXXIFY® has been studied in Phase 3 clinical trials for the treatment of glabellar lines and in Phase 2 clinical trials for the treatment of UFL, forehead lines and LCL. For a summary of the DAXXIFY® aesthetics clinical program, please see our Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020.
DAXXIFY® for the Treatment of Glabellar Lines
Glabellar Lines, often called “frown lines,” are vertical lines that develop between the eyebrows and may appear as a single vertical line or as two or more lines. When one frowns, the muscles of the glabella contract causing vertical creases to form between the eyebrows. Neuromodulators are used to temporarily block the ability of nerves to trigger contraction of the injected muscle, inhibiting movement of the muscles that cause the frown lines, resulting in a smoother, more refreshed appearance. Current treatments include neuromodulator injections, dermal fillers, laser treatments and topical creams.
In December 2018, we completed a Phase 3 clinical program for glabellar lines, which included three studies: two 36-week, randomized, double-blind, placebo controlled pivotal trials to evaluate the safety and efficacy of a single administration of DAXXIFY® for the treatment of moderate to severe glabellar lines in adults (SAKURA Phase 1 and SAKURA Phase 2) and an 84-week, open-label safety trial designed to evaluate the long term safety of DAXXIFY® for the treatment of moderate to severe glabellar lines in adults following both single and repeat treatment administration (SAKURA Phase 3). Based on the results of the SAKURA clinical program, DAXXIFY® was approved for the temporary improvement of glabellar lines.
DAXXIFY® for the Treatment of Upper Facial Lines
UFL is the name commonly given to the combination of the three most commonly treated facial areas with neuromodulators; specifically, glabellar lines, LCLs and forehead lines. In clinical practice, a large proportion of patients seek treatment in all three areas to address signs of aging.
In December 2020, we completed a multicenter, open-label Phase 2 trial for the treatment of the UFL to understand the safety and efficacy, including potential dosing and injection patterns, of DAXXIFY®, covering the UFL.

DAXXIFY® for the Treatment of Forehead Lines
Forehead lines are produced by the action of the frontalis muscle, a large, thin, vertically-oriented muscle which lifts the eyebrows. The frontalis muscle serves as an antagonist to the glabellar musculature, a natural depressor that is responsible for frowning and associated eyebrow movement. As the eyebrow is considered the aesthetic center of the upper face, forehead lines can significantly impact the aesthetic appearance of the face, contribute to increased signs of aging and convey unwanted social signals. Current treatments include neuromodulator injections, dermal fillers, laser treatments and topical creams.
In June 2020, we completed a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe dynamic forehead lines in conjunction with treatment of the glabellar complex. The objective was to understand the potential dosing and injection patterns of DAXXIFY® in other areas of the upper face in addition to the lead indication in glabellar lines.
DAXXIFY® for the Treatment of Lateral Canthal Lines
Crow's feet are the spider-like fine lines around the outside corners of the eyes that become more obvious when someone smiles. These lines (also referred to as periorbital wrinkles, laugh lines or smile lines), fan out across the skin from the outer corner of each eye. Repetitive motions, such as squinting and smiling, can lead to the increase of wrinkles and contribute to the severity and onset of crow’s feet. Age and exposure to sun also play significant roles in development of these lines, which can deepen over time. Current treatments include eye creams and moisturizers, topical tretinoins, neuromodulator injections, dermal fillers and laser treatments.
In June 2020, we completed a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe LCLs. The objective was to understand the potential dosing of DAXXIFY® in the lateral canthal area.

DAXXIFY® for the Treatment of Therapeutic Indications
We are currently seeking regulatory approval of DAXXIFY® for the treatment of cervical dystonia. DAXXIFY® is also in clinical development for the treatment of upper limb spasticity. We previously evaluated DAXXIFY® for the treatment of plantar fasciitis, but we are not currently pursuing the plantar fasciitis indication due to the results of the Phase 2 study. We will continue to evaluate development for other therapeutic indications, such as migraine, informed by the results of the commercialization of DAXXIFY® for the treatment of cervical dystonia and preclinical studies and clinical trials conducted by Revance and competitors.
DAXXIFY® for the Treatment of Cervical Dystonia
On January 6, 2023, the FDA accepted for review the supplemental BLA for DAXXIFY® for the treatment of cervical dystonia that we submitted in October 2022. The PDUFA date is August 19, 2023. If the supplemental BLA is approved on or by the PDUFA date, we plan to initiate an early experience program, followed by broad commercial launch in 2024.
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
The supplemental BLA submission for the treatment of cervical dystonia is based on the results from the ASPEN clinical program. The ASPEN Phase 3 program included a randomized, double-blind, placebo-controlled trial comparing two doses of DAXXIFY® (125 units and 250 units) to placebo designed to evaluate the safety and efficacy of a single treatment of either 125 units or 250 units of DAXXIFY® for the treatment of cervical dystonia (ASPEN-1) and a Phase 3, open-label, multi-center trial to evaluate the long-term safety and efficacy of repeat treatments of DAXXIFY® in adults with cervical dystonia (ASPEN-OLS). For a summary of the DAXXIFY® ASPEN clinical program, please see our Annual Report on Form 10-K for the year ended December 31, 2021.

DAXXIFY® for the Treatment of Adult Upper Limb Spasticity
Spasticity is a motor symptom characterized by rigidity, muscle tightness, joint stiffness, involuntary jerky movements, exaggeration of reflexes, unusual posture, abnormal positioning and muscle spasms and can affect the hands, fingers, wrists, arms, elbows or shoulders. Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke or brain injury. While not life-threatening, spasticity can be painful and may have a significant effect on a person’s quality of life. Neuromodulators are one of several approved therapies for the treatment of adult upper limb spasticity. Other treatments include oral and intrathecal muscle relaxants, physical therapy, splints, casts & braces, electrical stimulation, and surgery.
In December 2018, we initiated the JUNIPER Phase 2 randomized, double-blind, placebo-controlled, multi-center clinical trial to evaluate the efficacy and safety of DAXXIFY® for adults with moderate to severe upper limb spasticity due to stroke or traumatic brain injury. In February 2021, we announced topline data from the JUNIPER Phase 2 trial. Subjects were assigned to one of three doses of DAXXIFY® (250 units, 375 units, or 500 units) or to placebo. The trial was originally designed to enroll 128 subjects. Due to COVID-19 challenges related to continued subject enrollment and the scheduling of in-person study visits, we made the decision in June 2020 to complete study enrollment at 83 subjects.

The study’s co-primary endpoints were improvement from baseline in the MAS and the PGIC score at Week 6. One co-primary endpoint was achieved in the 500-unit treatment group, which evaluated the change in the MAS score from baseline, with demonstration of a clinically meaningful and statistically significant reduction from baseline in muscle tone versus placebo (p=0.0488). Proof of concept was demonstrated with all three doses being numerically higher than placebo for the improvement in the MAS score. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved.

The study was designed to run for up to 36 weeks, with the co-primary measures: mean change from baseline in muscle tone measured with the MAS in the SMG of the elbow, wrist, or finger flexors at Week 6; and mean score of the PGIC at Week 6. The first 73 subjects, who were dosed before enrollment was paused in March due to the COVID-19 pandemic, were followed for up to 36 weeks, and the succeeding 10 subjects were followed up to Week 12.

On a key secondary endpoint, DAXXIFY® delivered a median duration of at least 24 weeks across all three doses. Duration of effect was defined as the time from injection (in weeks) until the loss of improvement as measured by the MAS (for the SMG) and the PGIC, or a request for retreatment by the subject.

All three doses of DAXXIFY® were generally safe and well tolerated with no increase in the incidence of adverse events observed in the higher dose treatment groups. The majority of treatment-related adverse events were mild or moderate in severity.

The JUNIPER Phase 2 trial generated sufficient data for progression to a Phase 3 study and to inform our dosing strategy and design for our Phase 3 program. In October 2021, we concluded our end-of-Phase 2 meeting with the FDA, which informed the study design for our JUNIPER Phase 3 program in upper limb spasticity.
DAXXIFY® for the Treatment of Migraine
Migraine headache is a central nervous system disorder characterized as moderate to severe headache and often includes other symptoms such as nausea and vomiting. In 2019, migraine headache affected more than 37 million people in the U.S., of which, it is estimated that more than 3 million of whom suffered from chronic migraine headache. Chronic migraine headache is both under treated and under diagnosed and is defined as more than fifteen headache days per month over a three-month period of which more than eight are migrainous, in the absence of medication overuse.

We continue to evaluate the timing of the initiation of migraine clinical trials.

Topical

We previously evaluated preclinically and clinically a topical program for indications currently served by neuromodulator treatments. A topical product presents several potential advantages over injectable treatments, including painless topical administration, no bruising, ease of use and limited dependence on administration technique by injectors and other medical staff. We believe these potential advantages may improve the experience of consumers undergoing neuromodulator procedures and could make a topical product candidate suitable for multiple indications in the future. We may conduct additional preclinical work for a topical product candidate in therapeutic and aesthetic applications where neuromodulators have shown efficacy and are particularly well suited for injection-free treatments.

Our Strategic Collaborations
The RHA® Collection of Dermal Fillers
In January 2020, we entered into the Teoxane Agreement, as amended on September 2020, January 2021 and December 2022, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) the RHA® Collection of dermal fillers and (ii) the RHA® Pipeline Products in the U.S., U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us.
In September 2020, we launched the RHA® Collection of dermal fillers, which initially included RHA® 2, RHA® 3 and RHA® 4. In July 2022, we added RHA® Redensity to the portfolio of the RHA® Collection of dermal fillers.
The RHA® Collection of dermal fillers represents the latest advancements in hyaluronic acid filler technology. The dermal filler range is created using a novel and gentle manufacturing process called preserved network technology that has few chemical modifications. The PNT process helps preserve the natural structure of the hyaluronic acid, allowing it to more closely mimic the natural hyaluronic acid found in the skin. The result is a hyaluronic acid dermal filler that is easy to inject and gives consumers a natural look.
The Teoxane Agreement is effective for a term of ten years from product launch and may be extended for a two-year period upon the mutual agreement of the parties. In September 2020, we amended the Teoxane Agreement to memorialize a revised launch date from April to September as a result of delays related to the COVID-19 pandemic. In January 2021 and December 2022, we amended the Teoxane Agreement by amending the innovation plan annex and quality agreement annex, respectively. Pursuant to the Teoxane Agreement, we are required to meet certain minimum purchase obligations and certain minimum expenditure requirements, which are discussed in Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements— Note 15—Commitments and Contingencies.” If Teoxane pursues regulatory approval for certain new indications or filler technologies, including innovations with respect to existing products in the U.S., we will be subject to certain specified cost-sharing arrangements for third party expenses incurred in achieving regulatory approval for such products. We also have a right of first negotiation with respect to any cosmeceutical products that Teoxane wishes to distribute in the U.S, and Teoxane will have a right of first negotiation in connection with the distribution of DAXXIFY® for aesthetic use outside the U.S. and U.S. territories where Teoxane has an affiliate.
OnabotulinumtoxinA Biosimilar
We entered into the Viatris Agreement in February 2018, under which Revance and Viatris are collaborating exclusively, on a worldwide basis (excluding Japan), to develop, manufacture, and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. In February 2019, we had a BIAM with the FDA and Viatris on a proposed onabotulinumtoxinA biosimilar product candidate. Based on the FDA’s feedback, Revance and Viatris believe that a 351(k) pathway for the development of an onabotulinumtoxinA biosimilar is viable.
In August 2019, we entered into the Viatris Amendment which, among other things, extended the period of time for Viatris to make the Continuation Decision as to whether to continue the biosimilar development program beyond the initial development plan and the BIAM. In accordance with the Viatris Amendment, Viatris was required to notify us of the Continuation Decision on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that we provide Viatris with certain deliverables. Pursuant to the Viatris Amendment, Viatris agreed to pay us an additional $5.0 million above the previously agreed non-refundable upfront payment of $25.0 million with contingent payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones, tiered sales milestones of up to $225.0 million, and royalties on sales of the biosimilar in the Viatris territories previously disclosed from the Viatris Agreement. In June 2020, we announced that Viatris provided us its written notice of its Continuation Decision and paid us a $30 million milestone payment in connection with the Continuation Decision. We began the continuation phase of the

onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work, followed by an anticipated filing of an IND with the FDA. Viatris has paid us an aggregate of $60 million in non-refundable fees as of December 31, 2022.
Fosun License Agreement
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DAXXIFY® in the Fosun Territory and certain sublicense rights. Fosun has paid us non-refundable fees upfront and other payments totaling $38.0 million before foreign withholding taxes as of December 31, 2022. We are also eligible to receive (i) additional remaining contingent payments of up to $222.5 million upon the achievement of certain milestones based on first calendar year net sales and tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.

Our Services
On July 23, 2020, we completed the HintMD Acquisition. Upon the close of the HintMD Acquisition, all HintMD operations began being conducted by Revance employees. Following the HintMD Acquisition, we began to operate in two reportable segments: (i) our Product Segment, which refers to the business that includes the research, development and commercialization of DAXXIFY®, the RHA® Collection of dermal fillers and our product candidates, and (ii) our Service Segment, which refers to the business that includes the development and commercialization of OPUL®, our next-generation fintech platform, and the HintMD Platform, the legacy fintech platform. For additional information about our business segments, see Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 16—Segment Information.”
On October 11, 2021, we launched the OPUL® Relational Commerce Platform. OPUL® is a fully integrated PayFac pursuant to the Payment Facilitator Agreement with a third-party acquirer and sponsor bank. OPUL® replaces the HintMD Platform, which we began the process of sunsetting from general availability in 2022. Following the completion of the sunsetting process, we expect that most customers of the HintMD Platform will become customers of OPUL®.
OPUL® Relational Commerce Platform
Through OPUL®, we aim to transform the practice and consumer experience in the aesthetics market. OPUL® aims to improve practice management, assist with the creation of revenue opportunities and increase consumer retention for practices. OPUL®’s product offering includes the POS platform, software and hardware terminal. The hardware terminal is manufactured by a third-party manufacturer, and the POS platform and software are OPUL®’s proprietary technologies. OPUL® provides the below functionalities:
•Seamless and Smart Payments: OPUL® operates as a registered PayFac, enabling OPUL® to offer low and transparent processing fees, which helps to increase transaction value for practices, and provides trackable insights of practice consumer purchasing history to help encourage reoccurring visits and consumer loyalty.
•Practice Reporting and Insights: Comprehensive reporting that provides practices with transaction, sales and consumer data across their business to assist them with making informed decisions for growth.
•Customizable Checkout: Customizable check out options to elevate the practice's experiences, including a comprehensive catalog concierge with access to over 7,000 aesthetic products and services.

Manufacturing and Supply Chain
DAXXIFY® Manufacturing
Drug Substance
In our northern California manufacturing facility, we manufacture and perform testing for the botulinum toxin, the active pharmaceutical ingredient in our bulk drug substance. Manufacture of the drug substance for DAXXIFY® is based on microbial fermentation followed by product recovery and purification steps. The process is entirely free of animal and human-derived materials and depends on standard raw materials available commercially. The process is scaled to support expected future commercial demand. Bulk drug substance is stable when stored under required conditions, which allows us to manage risk with reserves of drug substance and allows periodic drug substance production to replenish inventories as needed.

Drug Product
DAXXIFY® is manufactured by us in our northern California aseptic fill-and-finish manufacturing facility to support commercial and clinical production. The manufacturing process consists of bulk compounding, liquid fill and freeze-drying to support acceptable shelf-life duration. We also perform testing for DAXXIFY® in this facility and at other vendor locations. In order to support the anticipated commercial demand and manage potential supply chain risks, we have also entered into agreements with third-party manufacturers.
In March 2017, we entered into the ABPS Services Agreement. ABPS will serve as a supply source and provide drug product manufacturing services for us at its aseptic manufacturing facility in San Diego, California. Under the ABPS Services Agreement, until May 2022, we were subject to minimum purchase obligations of up to $30.0 million for each of the years ending December 31, 2022, 2023 and 2024. In May 2022, we amended a statement of work under the ABPS Services Agreement pursuant to which the minimum purchase obligations of $30.0 million per year were eliminated, and instead the minimum purchase obligations are now based on available manufacturing weeks and are negotiated prior to the beginning of each year over the term of the agreement.
We submitted a PAS for the ABPS manufacturing facility, and in October 2022, the FDA accepted our PAS submission. We anticipate the potential approval of the PAS in 2023. ABPS has already begun producing finished drug product batches of DAXXIFY® and following the potential approval of the PAS, will begin serving as a supply source for DAXXIFY®.
In April 2021, we entered into the Supply Agreement with LSNE, pursuant to which LSNE would serve as a non-exclusive manufacturer and supplier of our anticipated products currently under development. The LSNE Supply Agreement provides us with an additional source of drug manufacturing to support clinical development and commercialization of the Products to potentially mitigate supply chain risk. Pursuant to the LSNE Supply Agreement, we will be responsible for an estimated $28 million in costs associated with the design, equipment procurement and validation and facilities-related costs, which would be paid in accordance with a payment schedule based on the completion of specified milestones.
The initial term of the obligations underlying the LSNE Supply Agreement is dependent upon the date of regulatory submission for the applicable product and may be sooner terminated by either party in accordance with the terms of the LSNE Supply Agreement. The term of the LSNE Supply Agreement may also be extended by mutual agreement of the parties. The LSNE Supply Agreement also sets forth, among other things, the Company's purchase requirements, pricing and payment information, deliverables, timelines, milestones, payment schedules, manufacturing facility obligations and development of a drug manufacturing process. The parties would also enter into quality agreements and other supplements which detail the process and product specifications for the applicable Product. The LSNE Supply Agreement also contains provisions relating to compliance with cGMPs and applicable laws and regulations, and to intellectual property, indemnification, confidentiality, representations and warranties, dispute resolution and other customary matters for an agreement of this kind.
Outsourced Components of Drug Product

We also contract with third parties for the manufacture of the additional components required for DAXXIFY®, including the manufacture of bulk peptide. We currently rely on a single source supplier for the development, manufacture and supply of peptide. To decrease the risk of an interruption to our drug supply, we maintain an inventory of peptide.

Supply of the RHA® Collection of Dermal Fillers
We are a distributor of the RHA® Collection of dermal fillers and are not involved in the manufacturing process. We rely on Teoxane to supply us with the RHA® Collection of dermal fillers.

Sales, Marketing and Distribution
Sales and Marketing

In August 2020, we became a commercial company and launched the prestige aesthetics portfolio, which included RHA® 2, RHA® 3 and RHA® 4 of the RHA® Collection of dermal fillers, and the HintMD Platform, which has been re-launched as OPUL®. In July 2022, we added RHA® RedensityTM to the portfolio of the RHA® Collection of dermal fillers, and, in September 2022, we expanded our portfolio to include DAXXIFY®, following the DAXXIFY® GL Approval.

Following the DAXXIFY® GL Approval, we trained a group of faculty members on DAXXIFY® as part of PrevU, our early experience program for the product, which we initiated in December 2022. PrevU focuses on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights with the goal of optimizing aesthetic outcomes. We anticipate a full commercial rollout of DAXXIFY® following the completion of the PrevU program by the end of March 2023. We have an established commercial sales team that we scaled to support the launch of the RHA® Collection of dermal fillers and intend to expand to support the commercial launch of DAXXIFY® and continued commercialization of the RHA® Collection of dermal fillers in 2023. Our sales team consists of a product sales team, which is dedicated to the sales of our Products and a services sales team, which is dedicated to the commercialization of OPUL®. As of December 31, 2022, our commercial sales team consisted of approximately 100 members, which we intend to expand as the Company grows.

Distribution

We rely on one or more third-party service providers to perform a variety of functions related to the packaging, storage and distribution of DAXXIFY® and the storage and distribution of the RHA® Collection of dermal fillers. Our third-party service providers deliver our Products to our customers. We recognize revenue from the sales of our Products once they are delivered to our customers. We frequently rely on one third-party service provider to distribute our Products, which could expose us to shipping delays and delays in revenue recognition to the extent we experience a sudden loss of that third-party service provider or that third-party service provider’s operations are disrupted or impacted. See Part I. Item 1A. “Risk Factors—We rely on one or more third-party service providers for the distribution of our Products. If we experienced a sudden loss of any third-party distributor or such distributor experiences a disruption in its operations, it would affect the delivery of our Products to our customers, which could negatively impact our business, consolidated financial condition and results of operations.”

Seasonality

Sales of the RHA® Collection of dermal fillers have been subject to the impact of traditional seasonality in the aesthetic facial injectables market, which historically has experienced higher sales in the second and fourth calendar quarters as compared to the first and third calendar quarters. Given the early stage of commercialization of DAXXIFY®, we cannot predict what impact seasonality will have on its sales.

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
As of December 31, 2022, Revance and its subsidiaries held approximately 312 issued patents and approximately 99 pending patent applications, including foreign counterparts of U.S. patents and applications. 44 of our patents are issued in the U.S., with the rest issued in Australia, Brazil, Canada, China, various countries in Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Singapore, and South Korea. In addition, we have pending patent applications in the U.S. as well as in Australia, Brazil, Canada, China, Columbia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Singapore and South Korea. We will continue to pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.
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
For example, on May 2, 2018, Allergan filed an Opposition in the European Patent Office against our European Patent No. EP 2 661 276 titled “Topical composition comprising botulinum toxin and a dye.” While the opposed patent is not material to DAXXIFY®, we continue to take appropriate measures to defend the patent and have appealed a decision to revoke the patent, which remains in force during the appeal. On May 2, 2019, our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. At a hearing in June 2021, the Opposition Division granted amended claims in our patent. The opponent appealed our successful opposition defense to the Board of Appeal of the European Patent Office. We subsequently filed an appeal to preserve our ability to use all arguments throughout the appeal process. We continue to vigorously defend this patent in the European Patent Office. In November 2022, Ipsen Biopharm Limited filed an Opposition in the European Patent Office against our European Patent No. EP 3 368 071 titled “Injectable botulinum toxin formulations and methods of use thereof having long duration of therapeutic or cosmetic effect.” We will vigorously defend this patent in the European Patent Office.

Our registered U.S. trademarks include REVANCE®, DAXXIFY®, OPUL® and the Revance logo.

Product Competition
The pharmaceutical and medical device markets are highly competitive. Our competitors are engaged in the development, research, manufacture and marketing of healthcare products. While we believe that our innovative Products and Services provide us with a competitive advantage, possible competitors may also have an ability to discover, develop, test and obtain regulatory approvals for products, as well as the ability to commercialize, market and promote approved products more effectively than us. Our competitors may be able to develop competing technologies and processes that compete more aggressively and sustain that competition over a longer period of time. Our technologies and Products may be rendered obsolete or uneconomical by technological advances, products with longer duration or entirely different approaches developed by one or more of our competitors. Additionally, our competitors have greater existing market share in the aesthetic market and long-standing consumer loyalty programs and sales contracts with large customers and further established business and financial relationships with customers. Competitors may also try to compete with us on price both directly, through rebates and promotional programs to high volume injectors and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers, that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. In addition, as more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our Products or potential indications for our products increases, which could lead to litigation. Current competitors have asserted and competitors in the future could assert patent infringement claims against us, which could require us to pay damages, halt or delay commercialization, suspend the manufacture of our Products or reengineer or rebrand our Products. See “Part I. Item 1A. Risk Factors— Risks Related to Our Intellectual Property.”
We expect to compete directly with competitors that sell injectable neuromodulator products or dermal fillers in the markets where we have a labeled indication and/or regulatory clearance. We may also indirectly compete with approved neuromodulators in other markets which are able to offer neuromodulator products and dermal fillers at lower costs.
Injectable Botulinum Toxin Neuromodulators
Our primary competitors for DAXXIFY® globally are expected to be companies offering injectable dose forms of neuromodulators. DAXXIFY® is currently competing in the aesthetics market, and we expect it to compete in the therapeutics market if approved for therapeutics indications. Potential current and future competitors include:
•BOTOX® and BOTOX® Cosmetic, which are marketed by AbbVie. BOTOX® and BOTOX® Cosmetic have been approved for multiple indications, including glabellar lines, forehead lines, crow's feet, spasticity, cervical dystonia and chronic migraine in the U.S. and globally.
•Dysport®, which is marketed by Ipsen Ltd. and Galderma. Dysport® has been approved for multiple indications, including glabellar lines, cervical dystonia and upper and lower limb spasticity in the U.S. and certain other countries. Dysport® is also marketed as Azzalure® for glabellar lines in certain European countries.
•Xeomin®, which is marketed by Merz. Xeomin® has been approved for multiple indications, including glabellar lines, cervical dystonia and upper limb spasticity in the U.S. and certain other countries. Xeomin® is also marketed as Bocouture® for glabellar lines in certain European countries.
•Jeuveau®, which is marketed by Evolus, Inc. Jeuveau® has only been approved for the treatment of glabellar lines in the U.S. Jeuveau® is also known as NABOTA® or Nuceiva™ in certain other countries.
•Myobloc® (rimabotulinumtoxinB), which is marketed by US Supernus Pharmaceuticals, Inc. Myobloc® has been approved for multiple indications, including the treatment of cervical dystonia in the U.S. and in certain other countries.
In addition, there are other competing neuromodulators currently being developed, going through the regulatory approval process and to be commercialized in the U.S. and other markets, including neuromodulators with extended duration claims. If other neuromodulators are approved, especially with extended duration claims, it would increase competition for DAXXIFY® and potentially limit adoption of DAXXIFY®. In addition, markets outside of the U.S. may or may not require adherence to cGMPs or the regulatory requirements of the EMA or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While some of these products may not meet U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than U.S. and European manufacturers.
Dermal Fillers
Our primary competitors for the RHA® Collection of dermal fillers in the U.S. include:
•the Juvéderm family of fillers, which are marketed by AbbVie. The Juvéderm family of fillers have been approved for the treatment of moderate to severe loss of jawline definition, augmentation of the chin region, moderate to severe, facial wrinkles and folds such as nasolabial folds, lip augmentation and perioral lines.
•the Restylane® family of fillers, which are marketed by Galderma. The Restylane® family of fillers have been approved for the treatment of moderate to severe facial wrinkles and folds such as nasolabial folds, age-related midface contour deficiencies, volume loss of the dorsal hand, upper perioral wrinkles, and for cheek and chin augmentation.

•RADIESSE® and RADIESSE® (+), which are marketed by Merz. RADIESSE® and RADIESSE® (+) have been approved for the treatment of moderate to severe facial wrinkles and folds, such as nasolabial folds, and for volume loss of the hand.
•Sculptra® Aesthetic, which is marketed by Galderma. Sculptra® Aesthetic is approved for the treatment of shallow to deep nasolabial folds and facial fat loss.
•Belotero Balance® and Belotero Balance® (+), which is marketed by Merz. Belotero Balance® and Belotero Balance® (+) are approved for the treatment of moderate to severe facial wrinkles and folds such as nasolabial folds.
We are aware of competing dermal fillers currently commercialized or under development in the U.S. and are monitoring the competitive pipeline environment.

Services Competition
Aesthetic Fintech Platforms
The payment processing solutions market is large and competitive, but we believe OPUL®’s focus on the aesthetics vertical provides a competitive advantage. OPUL®, leveraging its predecessor HintMD, has focused on aesthetic practices since inception and has developed a strong understanding of the unique needs and requirements of aesthetic providers.
OPUL® expects competition to increase in the future from both established competitors and new market entrants. Current competitors include:
•Incumbent payment processing solution providers;
•Banks that offer payment processing solutions; and
•Electronic medical record systems, particularly those that may offer payment solutions.
As we continue to develop and add features and functionalities to OPUL®, we expect that we will compete with others who provide loyalty and consumer retention solutions.

Government Regulations

Product Approval Process in the U.S.
In the U.S., the FDA regulates drugs and biologic products under the FDCA, its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our products and product candidates, DAXXIFY® and an onabotulinumtoxinA biosimilar, are subject to regulation by the FDA as biologics. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the U.S.
The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a biologic may be marketed in the U.S. generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the GLPs;

•submission to the FDA of an IND which must become effective before human clinical trials in the U.S. may begin;
•approval by an IRB, at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with the GCP regulations to establish the safety and efficacy of the product candidate for its intended use;
•submission to the FDA of a BLA;
•satisfactory completion of an FDA inspection, if the FDA deems it as a requirement, of the manufacturing facility or facilities where the product is produced to assess compliance with cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, potency, quality and purity, as well as compliance with applicable QSR for devices;
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
Once the FDA receives a BLA, it has 60 days to review the BLA to determine if it is substantially complete and the data are readable, before it accepts the BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has twelve months from submission in which to complete its initial review of a standard BLA and make a decision on the application, and eight months from submission for a priority BLA, and such deadline is referred to as the PDUFA date. The FDA does not always meet its PDUFA dates for either standard or priority BLAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides major additional information or clarification regarding information already provided in the submission at any time before the PDUFA date.
After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, potency, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; in such cases, the FDA will not approve the BLA without an approved REMS. A REMS can substantially increase the costs of obtaining approval and limit commercial opportunity.
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
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, certain changes to the approved biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be submitted and approved before the change may be implemented and may require the development of additional data, including preclinical studies, clinical trials or other studies. For certain proposed post-approval changes to a BLA, the FDA has up to 10 months to review the supplement. As with new BLAs, the review process is often significantly extended by the FDA requests for additional information or clarification.
Post-Approval Requirements
Any biologic products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label use,” industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA and other agencies closely regulate the post-approval marketing and promotion of biologics, and although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturers' communications on the subject of off-label use of their products. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties or other negative consequences, including adverse publicity.
We currently manufacture drug supplies using a combination of third-party manufacturers and our own manufacturing facility. Our future collaborators may also utilize third parties for some or all of a product we are developing with such collaborator. We and our third-party manufacturers are required to comply with applicable FDA manufacturing requirements contained in the cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies for compliance with

cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of the FDA approval of our biologic product candidate, one or more of our U.S. patents may be eligible to be the basis for an application for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. Such Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during the FDA regulatory review process, which coincides with the period of product development and regulatory review. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Each phase of the patent term restoration period is reduced by any time that the applicant did not act with due diligence during that phase. Only one patent applicable to an approved product may be extended, and the application for the extension must be submitted prior to the expiration of the patent and within 60 days after drug approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension. We have applied for extension of patent term for three of our currently owned or licensed patents to add patent term beyond the current expiration date of one of the patents.
Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s BLA. Specifically, the BPCIA, established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. However, an application may be submitted after four years, which initiates a process in which the innovator BLA holder and the biosimilar applicant identify patents that could be litigated and resolve patent disputes.
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
The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the ACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil FCA or the civil monetary penalties statute.
The federal civil and criminal false claims laws, including the civil FCA, and the federal civil monetary penalties laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free products to their customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.
The federal transparency requirements under the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the CMS information related to payments and other transfers of value to physicians, as defined to include doctors, dentists, optometrists, podiatrists, chiropractors, other healthcare professionals (such as physician assistants and nurse practitioners) and, and teaching hospitals and information regarding ownership and investment interests held by physicians and their immediate family members.
HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Similar state, local and foreign healthcare laws and regulations may also restrict business practices in the biotechnology industry, such as state anti-kickback and false claims laws, which may apply to business practices including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
HIPAA Privacy and Security Requirements.
HIPAA imposes strict privacy, security, and breach notification obligations and standards on “covered entities” related to their use and disclosure of individually identifiable health information, defined by HIPAA as PHI. Covered entities are defined under HIPAA to include healthcare providers that undertake certain electronic transmissions of PHI, such as submitting electronic claims for reimbursement for the treatment of patients. Many of our healthcare provider customers are considered to be covered entities. HIPAA also applies to Business Associates. Even though we are generally not a covered entity or a business associate in our Product related activities, HIPAA limits the amount of data including PHI that can be shared between our business and our healthcare provider customers. In certain of our activities, including our Services related activities, Revance or OPUL® also may be considered a business associate of OPUL®'s aesthetic practice customers and directly subject to HIPAA, for instance when we enter into business associate agreements with covered entities related to our Fintech Platform business, as discussed more below. We also may be subject to certain of HIPAA’s provisions as a covered entity related to our Company health plan. HIPAA is generally enforced by the OCR that can bring enforcement actions against companies that violate HIPAA’s privacy, security or breach notification rules and levy significant civil fines and/or require changes to the manner in which PHI is used and disclosed. The U.S. Department of Justice has jurisdiction under HIPAA to bring criminal enforcement actions against covered entities, Business Associates and possibly other entities for fraudulent misuse of PHI and other criminal acts. Further, HIPAA provides state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. If we are in possession of PHI as a business associate or as part of our health plan covered entity and we have an unauthorized use or disclosure of the PHI, we will be required pursuant to the HIPAA breach notification rule, to notify our customer covered entity, impacted individuals, and/or OCR.
Our aesthetic practice customers use the Fintech Platform to process personal data and PHI. Where we are determined to be a business associate of our aesthetic practice customers who are covered entities pursuant to HIPAA, the HIPAA Security and Breach Notification Rules apply directly to our business associate activities. Further, the terms of the business associate agreements we enter into with covered entities would also generally apply parts of the HIPAA Privacy Rule to our activities.
Other Privacy and Security Requirements
In addition to HIPAA, we may be subject to other federal and state laws that govern the collection, use, and disclosure of personal data.
Section 5 of the FTC Act prohibits unfair or deceptive acts or practices directed toward consumers. The FTC has brought aggressive enforcement actions against companies they believe have made material misrepresentations on their website or mobile app privacy statements with respect to their processing of personal data of consumers. In addition, state privacy laws include consumer protection laws that are very similar to the FTC Act and that are enforced by state attorneys general.
Additionally, the TCPA governs the manner in which we send mobile phone marketing and commercial messages to consumers. The U.S. Federal Communication Commission enforces the TCPA, however, the TCPA includes a private right of action with statutory damages and there have been lawsuits brought by private plaintiffs against biopharmaceutical and medical device companies. While a 2021 Supreme Court decision narrowed the applicability of the TCPA’s restrictions, plaintiffs continue to test the boundaries of the decision, and a few states, including Florida and Oklahoma, have adopted TCPA-like laws that similarly provide for statutory damages and a private right of action. Additional states may follow suit.
Several states, including, but not limited to, California, Colorado, Connecticut, Utah and Virginia, have adopted generally applicable and comprehensive privacy laws, although most have an exception for information regulated by HIPAA. These new and developing state laws provide a number of new privacy rights for residents of these states and impose corresponding obligations on organizations doing business in these states. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). The CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the CPRA, which took substantial effect January 1, 2023 with enforcement scheduled for July 1, 2023, expanded the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Compliance with the other states’ laws will be required at different times during 2023.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy laws with which we, our customers, and our vendors must comply. For example, European data privacy and security laws (including the EU GDPR and the UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the United Kingdom and/or the European Union in certain circumstances. The processing of ‘special categories of personal data’ (such as data concerning health, biometric data used for unique identification purposes and genetic information) imposes further heightened compliance burdens under the UK GDPR and EU GDPR and is a topic of active interest among foreign regulators.
Compliance with HIPAA, federal and state privacy laws and breach notification laws, the GDPR and other foreign privacy laws, and other non-harmonized laws can be costly and time consuming and failure to comply may result in significant fines, penalties, or other liabilities. These laws may also limit the use or adoption of OPUL®, and slow the pace at which we undertake our business or close sales of OPUL®, any of which could harm our business. Moreover, if our employees fail to adhere to the Company’s processes and practices for the protection and/or appropriate use of personal data or PHI, or in other ways violate privacy laws or breach notification laws, it may damage our reputation and brand. Finally, any failure by our vendors to comply with the terms of our contractual provisions or the applicable privacy laws or breach notification laws, could result in proceedings against us by governmental entities or others.
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
Security Failures and Breach Notification Laws

Our information technology systems, cloud-based computing services and those of our current and any future vendors, collaborators, contractors, or consultants may be subject to interruption and compromise. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
We are required to comply with laws, rules and regulations that require us to maintain the security of personal data. We may have contractual and other legal obligations to notify relevant stakeholders of security incidents. In addition to the breach notification obligations under HIPAA, every state in the U.S. now has similar breach notification laws. Breach notification laws vary from state to state but upon an unauthorized access or disclosure of certain sensitive personal data, generally require notification to data subjects as well as notification in some circumstances to state agencies, such as the state attorneys general or the consumer protection bureau, and in some circumstances, notification to media.
See the section titled “Risk Factors – Risks Related to Our Business and Strategy” for additional information about our use of information technology systems and about the risks to our business associated with such information technology systems.

Medical Device Distribution
As the distributor of Teoxane’s RHA® Collection of dermal fillers, we are required to maintain certain licenses, registrations, permits, authorizations, approvals or other types of state and local permissions in order to comply with various regulations regarding the distribution of medical devices, and we are contractually obligated to cooperate with Teoxane in the event of any medical device reports (adverse events) or product recalls. Satisfaction of regulatory requirements may take many months, and may require the expenditure of substantial resources. Failure to comply with such regulatory requirements can result in enforcement actions, including the revocation or suspension of licenses, registrations or accreditations, and can also subject us to plans of correction, monitoring, civil monetary penalties, civil injunctive relief and/or criminal penalties. Failure to obtain state regulatory approval will also prevent distribution of products where such approval is necessary and will limit our ability to generate revenue. Maintaining the necessary compliance infrastructure to support these activities will result in increased expense.

Coverage and Reimbursement
Patients in the United States and elsewhere generally rely on third‑party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, our ability to commercialize DAXXIFY® or any future product candidates for therapeutic indications such as cervical dystonia, adult upper limb spasticity will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DAXXIFY® or any future product candidates for therapeutic indications, or we may be required to sell them at a discount.
We expect that third-party payors will consider the efficacy, cost effectiveness and safety of DAXXIFY® in determining whether to approve reimbursement for DAXXIFY® for therapeutic indications and at what level. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DAXXIFY® for therapeutic indications from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Further, coverage policies and third-

party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which the Company receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
In some foreign countries, particularly Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies, and so we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including DAXXIFY®, to other available therapies. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the Company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control Company profits.

U.S. Healthcare Reform
The ACA was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. biotechnology industry. There have been challenges by the executive, judicial and legislative branches of government to certain aspects of the ACA. The U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, which began January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, the current administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the ACA and our business.

In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. In July 2021, the current administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that the U.S. Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the current administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

U.S. Payments Regulation
Numerous laws and regulations govern the payments industry in the U.S. All Fintech Platform operations are conducted by Revance employees who are subject to the regulations and requirements described in this section.
The Fintech Platform is currently subject to certain payments-related compliance obligations pursuant to its contractual obligations under the Payment Facilitator Agreement. These requirements relate to, among other things, operating pursuant to an anti-money laundering policy that is consistent with the USA PATRIOT Act, the U.S. Bank Secrecy Act and the economic sanctions regulations promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control.
In addition, credit and debit card processing are subject to the Processing Rules. The Processing Rules apply to the Fintech Platform because of its contractual obligations pursuant to the Payment Facilitator Agreement. Failure to comply with the Processing Rules can result in termination of the Payment Facilitator Agreement or other key supplier agreements. Changes in the Processing Rules could also mandate material changes in how the Fintech Platform solicits new potential clients and fee structures applicable to its agreements with clients, which could result in decreased margins on services of the Fintech Platform.
Processing Rules, such as the PCI DSS of the PCI Security Standards Council establish security standards applicable to participants in payment card processing. Changes in the PCI DSS may impact the Fintech Platform’s ability to collect, store and process card data or the ability of the Fintech Platform’s suppliers to do the same for the Fintech Platform or its clients.
The Fintech Platform sends texts, emails, and other communications as a part of its services, such as when providing digital receipts, emailing customers and consumers about new features and functionality or administrative platform support such as for resetting a password. Communications laws and regulations apply to this activity in the U.S. and elsewhere, such as the TCPA and the CAN-SPAM Act of 2003. Compliance with such regulations may impact the Fintech Platform’s ability to communicate with practices or consumers.
The Consumer Financial Protection Bureau, the Federal Trade Commission and other federal, local, state, and foreign regulatory and law enforcement agencies regulate financial services and enforce consumer protection laws, including credit, deposit, and payments services, and other similar services. These agencies have broad consumer protection mandates, and they promulgate, interpret, and enforce rules and regulations that affect our business. They also pursue enforcement actions, including to combat UDAAP.
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

Human Capital Management
As of December 31, 2022, we had approximately 534 employees, all of which are located in the U.S. Our employee base grew from 495 as of December 31, 2021. As of December 31, 2022, there were no unions represented within our employee base. We anticipate that we will continue to expand our workforce as our company grows.
We believe that empowered employees make a difference in our ability to execute our strategy. As such, we strive to provide an inclusive, rewarding and engaging environment for employees to develop professionally and contribute to our success. Revance was certified as a Great Place to Work® by the Great Place to Work® Institute for the fifth consecutive year in 2022.
Diversity, Equity and Inclusion
We believe in equal opportunity employment and do not tolerate discrimination based on race, color, religion, gender, sexual orientation, gender identity, national origin/ancestry, age, disability, marital or veteran status. In addition, because we believe that a diverse workforce is critical to our success, in mid-2020, we formed a Diversity and Inclusion Committee, comprised of employees and led by our Senior Vice President, General Counsel & Corporate Secretary. This committee has a mission to foster inclusivity, diversity and equity by actively educating and empowering employees to help dismantle systems of oppression, which include racism and other explicit or implicit bias at the Company and within our communities. The committee is currently working on developing a comprehensive program to strengthen our culture of inclusion and belonging. As a reflection of this commitment, in 2021 and 2022, we established Company performance goals, which are also included as performance measures in the bonus program for our executive officers, tied to the achievement of specified diversity and inclusion initiatives.
As of December 31, 2022, women represented 55.4% of our workforce and 43.5% of our leadership team (defined as our management team and executive employees), and ethnic minorities represented 46% of our workforce and 40.2% of our leadership team.
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
Compensation and Benefits
Our objective is to provide our employees with a choice in quality benefits that are competitive and cost-efficient with the flexibility to meet employees’ life needs. Our compensation package includes market-competitive pay, an annual bonus program, an employee stock purchase plan, long-term incentive awards, rewards and recognition opportunities, an education assistance program, health care and retirement benefits, paid time off and family leave, among others. We grant equity to all employees as part of our new hire compensation program and to most of our employees as part of our annual compensation programs. We are committed to fair wages and benefits for employees at all locations and use appropriate national and local external surveys to provide highly competitive wages and benefits to attract high quality talent.
Health and Safety
We are committed to the safety of our employees and communities. We provide regular health and safety training programs for employees, which includes, upon on-boarding, an overview during new hire orientation, personal protective equipment training, ergonomics evaluation procedures and first aid training. All employees are trained on workplace safety, including security and inspection, work related injuries and emergency protocols. We also conduct special additional training for laboratory staff.

ESG
As our business continues to grow and develop, we are focused on building a sustainable enterprise for all of our stakeholders while making a positive impact on the communities in which we serve. In 2020, we made a formal commitment to ESG and published our inaugural ESG report in January 2021, which was guided by the SASB framework for our sector. The report outlined our ESG and corporate citizenship priorities of building a great culture, creating access to healthcare, and leading with business ethics, compliance, and strong governance. It also highlighted the progress we have made on these priorities, including enhancements to board diversity, composition and refreshment, improvements to executive compensation strategy, the formation of a diversity and inclusion committee and the completion of our first comprehensive stockholder outreach. Further, the Nominating and Corporate Governance Committee was designated to oversee the Company’s ESG strategy and initiatives.
Building upon our initial progress and our long-term commitment to ESG, we continued to advance our ESG program over the past year. We worked to refine our ESG framework to better align with our corporate strategy and values. Based on the results of this exercise, we developed our ESG strategy around three core areas we believe are essential to creating long-term value for our stockholders, the consumers and customers we serve, our employees upon which our success is built, and the communities in which we live and work.
•    Responsible Business: We seek to build trust with our stakeholders and identify and mitigate risks to the Company. By implementing strong corporate governance practices and clear, actionable policies, we can support product quality and safety, minimize our environmental footprint where possible, and provide stakeholders with a transparent and candid picture of our operations.
•Culture: We aspire to attract and retain a diverse and highly skilled workforce in order to foster a culture of innovation. Through efforts to ensure diversity, equality and inclusivity, we hope to empower and engage our workforce to unlock the tremendous potential of our team and its impact on the communities in which we are a part.
•     Innovation and Access: We are committed to setting new standards for consumer care and injector experience while lowering the burden on the healthcare system. The cornerstone of this effort is delivering innovation to address unmet consumer and practice needs through our portfolio of products and services, including our lead drug product, DAXXIFY® for the improvement of glabellar lines, which was approved in September 2022.
In 2022, we continued our outreach to stockholders and with the benefit of their feedback, completed our first ESG materiality assessment in addition to the enhancement of certain of our corporate governance and social disclosures. We detailed these results and our continued progress on ESG in our 2022 ESG report, which we plan to publish on the “Corporate Governance” and “Sustainability” sections of our website in March 2023.

Corporate Information
We were incorporated in Delaware in August 1999, under the name Essentia Biosystems, Inc. We commenced operations in June 2002 and, in April 2005, changed our name to Revance Therapeutics, Inc. Our principal executive offices are located at 1222 Demonbreun Street, Suite 2000, Nashville, Tennessee, 37203, and our telephone number is (510) 742-3400.

Available Information
We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC at www.sec.gov. Our website address is www.revance.com. Information contained on or accessible through these websites is not incorporated by reference nor otherwise included in this Report, and any references to these websites are intended to be inactive textual references only.

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

Risks Related to Our Business and Strategy
We are substantially dependent on the clinical and commercial success of our Products.

To date, we have invested substantial efforts and financial resources in the research and development of neuromodulator product candidates and have not generated material revenue from the sale of any product except the RHA® Collection of dermal fillers. Our near-term prospects and our future growth, including our ability to finance our business and generate revenue, is substantially dependent on the clinical and commercial success of DAXXIFY® and our ability to continue to generate revenue from the sales of the RHA® Collection of dermal fillers.
On September 8, 2022, we announced the DAXXIFY® GL Approval. However, we have limited commercial sales of DAXXIFY® and not yet demonstrated that DAXXIFY® will be commercially successful. In addition, we have not received regulatory approval for DAXXIFY® for indications other than glabellar lines. Further, we have not completed the clinical development process for DAXXIFY® for indications other than glabellar lines or cervical dystonia. Although the commercialization of the RHA® Collection of dermal fillers has been successful, we cannot predict the extent to which it will continue to be successful.
The successful commercialization of DAXXIFY® and continued commercial success of the RHA® Collection of dermal fillers will depend on a number of factors, including the risks identified in this “Item 1A. Risk Factors.” These factors include, among other things:
•the rate and degree of commercial acceptance, potential market size, opportunity and growth potential of our Products;
•our ability to effectively and reliably manufacture supplies of DAXXIFY® to meet commercial demand, maintain a commercially viable manufacturing process and obtain adequate and timely supply of the RHA® Collection of dermal fillers;
•the timing, success, and cost of commercialization activities and other activities needed to operate our business;
•our ability to demonstrate in the medical community the safety, efficacy and duration of our Products and their potential advantages over and side effects compared to competing Products;
•whether our commercialization of our Products will provide the anticipated economic and other benefits, including our ability to realize anticipated synergies and successfully commercialize our portfolio of Services and Products;
•our ability to continue to expand our own sales, marketing and other capabilities and infrastructure, or seek collaborative partners, including distributors, to commercialize our Products and Services, as needed;
•reports of adverse events or safety concerns involving our Products and the impact of any such reports on their commercialization;
•enforcing our intellectual property rights in and to our Products;

•avoiding third-party patent interference or intellectual property infringement claims;
•our ability to collaborate with Teoxane to research, develop and obtain necessary approvals from the FDA and similar regulatory authorities for the RHA® Pipeline Products;
•our ability to comply with the terms of the Teoxane Agreement, including our obligations with respect to purchase quantities and marketing efforts, which noncompliance could result in the termination of the Teoxane Agreement;
•our ability to comply with the legal and regulatory requirements for our Products, including regarding the sales, marketing, manufacturing, registration and permitting of our Products, as applicable;
•our ability to adapt to any changes to the labels for our Products that could place restrictions on how we market and sell the Products; and
•maintaining or establishing arrangements with third party logistics providers to distribute our Products to customers.
One or more of these factors, or other factors identified in this “Item 1A. Risk Factors”, many of which are beyond our control, could impact the commercialization of and our ability to generate revenue from the sales of our Products, and any future products we may develop or acquire, which would materially impact the success of our business. In addition, we need to complete the clinical development process and/or seek regulatory approval of DAXXIFY® for indications other than glabellar lines. A number of factors identified in this “Item 1A. Risk Factors” could impact the successful development, regulatory approval and commercialization of DAXXIFY® in those indications.
We will require substantial additional funding to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Since our inception, most of our resources have been dedicated to the research, development, manufacturing development, regulatory approval and/or commercialization of our products and services. We only began generating revenue from commercial sales in July 2020 when we began to offer the HintMD Platform and in August 2020 when we launched the RHA® Collection of dermal fillers. Although we received DAXXIFY® GL Approval, we expect to continue to incur losses for the foreseeable future. And, we may never achieve profitability.
In October 2021, we took measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the DAXXIFY® GL Approval from our initial expectation. These measures included but were not limited to: pausing non-critical hires; deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities; and deferring international regulatory and commercial investment for DAXXIFY®, with the exception of costs required to support our partnership with Fosun.
Disciplined capital allocation continues to be a priority; however, we expect that we will continue to expend substantial resources for the foreseeable future to support the growth of the aesthetics portfolio in addition to preparing for the Company's potential entry into therapeutics with DAXXIFY® for the treatment of cervical dystonia and supporting our ongoing operations. In particular, we anticipate our expenses will increase in the near term as we expand our commercial sales team in the United States and invest resources in our sales and marketing strategy; seek approval of third-party manufacturing partners and invest in the manufacturing and supply of DAXXIFY® for commercialization; and seek approval of and prepare to commercialize DAXXIFY® for the treatment of cervical dystonia. In addition, we expect to make capital outlays in connection with our partnerships and Services business. In connection with the Teoxane Agreement, we must continue to make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of DAXXIFY® and any product candidate. We also anticipate expending resources to continue to support the onabotulinumtoxinA biosimilar and Fosun partnerships. Further, to grow the Services business, we plan to continue to develop OPUL® and other services that meet the needs of our customers. In the long term, in addition to the aforementioned expenditures, we anticipate our expenditures will include clinical programs for DAXXIFY® in other potential indications and international regulatory investments.
We believe that our existing cash, cash equivalents, and short-term investments, along with our ability to draw on the Second Tranche, will allow us to fund our operations for at least 12 months following the issuance of this Report. However, if we are unable to draw on the Second Tranche, including as a result of our inability to meet the required obligations under the Note Purchase Agreement, our ability to fund our operations may be impacted. In addition, our estimates regarding the amounts necessary to accomplish our business objectives may be inaccurate, other unanticipated costs may arise and our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, including as a result of being unable to draw on the Second Tranche, we may be required to take capital preservation measures, including to reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize our Products and Services, and other aspects of our business plan. If we are unable to secure additional capital when needed or sufficiently reduce our operating expenses, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively, and our business may be harmed.
If we raise additional capital through marketing and distribution arrangements, royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business; and our assets may be subject to liens. In addition, our ability to raise capital may be limited by restrictions under the Note Purchase Agreement, including our ability to sell or license intellectual property, and other reasons like the global economy, inflation or other macro economic factors.
If we fail to maintain FDA approval to market and sell DAXXIFY® or if we or Teoxane fail to maintain the approval of the RHA® Collection of dermal fillers, we would be unable to continue to commercially distribute and market such Product. Further, our ability to market our Products are limited to approved indications, which may restrict how we market our Products.

Our Products are subject to extensive regulation by the FDA. While we received DAXXIFY® GL Approval and Teoxane has received approval of the RHA® Collection of dermal fillers for certain indications, there can be no assurance that such approvals will be maintained. For example:
•we or Teoxane may not be able to maintain to the FDA’s satisfaction that the applicable Product is safe and effective for its intended use;
•we or Teoxane may fail to comply with applicable laws and regulations to maintain approval; and
•the manufacturing processes and facilities we and our vendors use may not meet applicable requirements to maintain approval.
Failing to maintain FDA approval could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to improve or augment manufacturing processes, collect and provide data on the quality or safety of a Product or issue us warning letters relating to matters that may result in removal of a Product from the market.

Further, we have received approval for DAXXIFY® solely for the glabellar line indication. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neuromodulator products and are able to market such products for use in a way that we cannot. The restrictions on how we can market DAXXIFY® in comparison to competitors could limit injector and consumer adoption.
We may use third-party collaborators to help us develop, validate and commercialize our Products and product candidates, and our ability to commercialize such Products and product candidates could be impaired or delayed if these collaborations are unsuccessful.

We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DAXXIFY®, an onabotulinumtoxinA biosimilar, hyaluronic acid filler products, and any future product candidates. Examples of such strategic collaborations include the ABPS Services Agreement, LSNE Supply Agreement, Viatris Agreement, Fosun License Agreement and Teoxane Agreement. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
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
If our commercialization efforts of our Products are unsuccessful, there can be no assurance that we will have sufficient cash flow to comply with such minimum purchase and expenditure requirements. Our obligation to Teoxane to meet such requirements could:
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

Worldwide economic and market conditions, an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could adversely affect our business, results of operations and liquidity, and stock price.

As widely reported, global credit and financial markets have experienced volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth and unemployment, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about geopolitical events and other challenges affecting the global economy, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflict in Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. These factors could lead to further disruption, instability, and volatility in global markets, continue to increase inflation, disrupt supply chains, adversely affect consumer confidence and disposable income levels and have other impacts on our business. For example, inflation has impacted the cost of supplies to manufacture DAXXIFY® and other aspects of our business. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
The discretionary nature of aesthetic medical procedures may be vulnerable to unfavorable economic conditions. Due to the cash pay market for aesthetic procedures, demand for our Products is tied to discretionary spending levels of our target consumers. Although the facial injectable market has been generally resilient and recovered relatively quickly during past economically challenging times, a severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumers and financial hardships for injectors which may reduce demand for our Products and adversely affect distribution channels for our Products and Services. Our business strategy relies on projections related to demand, which projections are inherently uncertain and could be more significantly impacted by an economic downturn.
The adverse impact of economic downturns may be particularly acute among small and medium-sized plastic surgery and dermatology practices and medical spas offering elective aesthetic procedures, which comprise the majority of the customer base of the Fintech Platform. If economic conditions deteriorate, current and prospective customers of the Fintech Platform may elect to decrease their information technology budgets, cancel subscriptions to the Fintech Platform and request other financial concessions, which would limit our ability to grow the Fintech Platform business and impact our operating results.
Changes in U.S. and foreign trade policies or border closures, including as a result of geopolitical crises or the COVID-19 pandemic, could delay or prevent the export of Products internationally or trigger retaliatory actions by affected countries, resulting in “trade wars”, which may reduce consumer demand for goods exported out of the U.S. if the parties having to pay those retaliatory tariffs increase their prices, or if trading partners limit their trade with the U.S. If these consequences are realized, the price to the consumer of aesthetic or therapeutic medical procedures from products exported out of the U.S. may increase, resulting in a material reduction in the demand for those products. In particular, under our Fosun License Agreement, we are responsible for manufacturing DAXXIFY® and supplying it to Fosun, which would then develop, commercialize, market and sell it in the Fosun Territory. If this arrangement is restricted in any way due to the U.S.–China trade relationship or border closures, the contingent payments we are entitled to receive under the agreement, which are based on product sales, among other things, may be adversely affected.
These factors could have a negative impact on our potential sales and operating results.
The COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.

Our business has been and could in the future be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the ongoing COVID-19 pandemic. The extent to which the COVID-19 pandemic will further directly or indirectly impact our business, results of operations, financial condition, liquidity and global economic activity and consumer behavior will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance, a rise in infection rates and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

An epidemic, pandemic, outbreak or other public health crisis such as the COVID-19 pandemic, or the public perception of such a risk, could:
•cause delays the regulatory approval process or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all;
•cause consumers to cancel or defer aesthetic and elective procedures, avoid public places, including hospitals and injector offices; and
•cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory.
Certain of these risks have materialized in connection with the COVID-19 pandemic. For instance, due to challenges related to the COVID-19 environment, the regulatory approval process and inspection of our manufacturing facility in connection with the BLA for DAXXIFY® for the improvement of glabellar lines was delayed, and our JUNIPER Phase 2 adult upper limb spasticity trial was paused and ultimately enrolled fewer subjects. In addition, many of our customers temporarily closed their offices and stopped performing procedures, and our sales professionals’ ability to travel to and interact with consumers was temporarily limited as a result of the COVID-19 pandemic.
The COVID-19 pandemic has resulted in an economic recession characterized by business closures and limited social interaction as well as higher levels of unemployment and reductions in working hours. Elective aesthetic procedures are discretionary and less of a priority for those consumers that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities and essential items. We cannot be certain of whether or to what extent these challenges may arise again, and if consumers’ financial circumstances or ability to or interest in receiving aesthetic procedures will be materially impacted by the COVID-19 pandemic or another pandemic or public health crisis.
Port closures, labor shortages and other restrictions resulting from the COVID-19 pandemic have and could in the future disrupt our supply chain or limit our ability to obtain sufficient materials for our products and services. If Teoxane is unable to access the raw materials needed for the production of the RHA® Collection of dermal fillers, or if we are unable to access the raw materials needed to manufacture DAXXIFY®, we may experience delays in our commercialization plans, regulatory approval process or development programs. In addition, the global chip shortage has impacted and may in the future impact our third-party partners’ ability to provide us with POS hardware terminals that are provided to our customers as a part of the OPUL® service offering. If our third-party partner cannot provide enough POS terminals to meet OPUL® demand or we are unable to provide a substitute device, we may be unable to timely board new customers or fulfill orders for additional hardware from existing customers. In addition, under the Teoxane Agreement, we are responsible for the commercialization of the RHA® Collection of dermal fillers in the U.S. and rely on Teoxane for our entire supply of the RHA® Collection of dermal fillers, which was previously delayed as a result of the COVID-19 pandemic and may again be delayed in the future. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
Moreover, the COVID-19 pandemic has and another epidemic, pandemic, outbreak or other public health crisis, could require a complete or partial closure of one or more of our facilities, including our manufacturing facility, or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. Although we reopened our offices and facilities, the trajectory of the COVID-19 pandemic is uncertain, and a rise in infection rates, the development and spread of more contagious variants or other impacts of the COVID-19 pandemic may require that we transition back to work from home policies. Certain departments, like clinical, quality, quality control, manufacturing, supply chain and sales and marketing, are dependent on working on-site. The effective operation of certain of these departments is critical to manufacturing DAXXIFY® for commercial production and the completion of our clinical programs. If the employees in these departments are subject to work from home policies now or in the future, our business may be adversely impacted. In addition, although many of our employees have returned to the office, many employees work in a remote capacity or a hybrid of in-person and remote work. Remote working may present additional risks, uncertainties and costs, including negatively impacting productivity and employee morale, increasing our cyber security risk, creating data accessibility concerns, and making us more susceptible to communication disruptions, any of which could adversely impact our business operations.

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
Reports of adverse events or safety concerns involving our Products could result in a loss of regulatory approval for such Products and delay or prevent us or Teoxane from obtaining additional regulatory approvals.

Reports of adverse events or safety concerns involving our Products could result in the FDA or other regulatory authorities withdrawing approval of those Products for any or all indications that have approval, and delay or prevent us or Teoxane from obtaining additional regulatory approvals. We cannot assure you that consumers receiving our Products will not experience serious adverse events that require submission of postmarketing safety or medical device reports to the FDA or other regulatory authorities. Adverse events, including with respect to neurotoxin products and dermal fillers generally, may also negatively impact demand for our Products, which could result in reduced sales. We or Teoxane may also be required to update package inserts and consumer information brochures for our Products based on reports of adverse events or safety concerns, which could adversely affect acceptance of these Products in the market, make them less competitive or make commercialization of these Products more difficult or expensive.
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
•dependence on third-party partners, such as Fiserv;
•technical or other difficulties faced by our aesthetic practice customers when using the Fintech Platform, which may negatively impact our existing or future customer relationships;
•limiting exposure to data and security breaches of consumer personal information used by the Fintech Platform;
•retaining and managing existing relationships with the Fintech Platform’s customer base;
•developing new product features for OPUL® and delivering the anticipated benefits to practices and consumers;
•expanding sales and marketing efforts to effectively position OPUL® and expand its customer base;

•the Fintech Platform's ability to foster loyalty between practices and their consumers;
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
•the increased complexity of our operations associated with operating the Services Segment, which is distinct from our Product Segment;
•retaining our key employees dedicated to the Services Segment; and
•minimizing the diversion of management’s attention from other important business objectives.
Further, the HintMD Acquisition has increased the size and scope of our business beyond the previous size and scope of either our or HintMD’s previous businesses. Our future success depends, in part, upon our ability to manage our expanded and distinct business segments, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs, regulatory requirements and complexity. Our aesthetics commercial strategy also includes leveraging OPUL® to expand and deepen customer relationships, enhance our prestige aesthetics offering and grow our U.S. aesthetics market opportunity. If we do not successfully manage these issues and other challenges inherent in integrating and expanding an acquired business of the size and complexity of HintMD, then we may need to alter our commercial strategy, we may not achieve the anticipated benefits of the HintMD Acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected.
We are currently, and in the future may be, subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.
We are currently, and may in the future be, the target of securities class actions or stockholder derivative claims. On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021. The complaint alleges that the Company and certain of its officers violated sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On January 23, 2023, we filed a motion to dismiss, but we cannot be certain of whether that motion to dismiss will be granted. We maintain director and officer’s insurance coverage and continue to engage in vigorous defense of the complaint. If we are not successful in our defense of the complaint, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. This and any such other actions or claims could result in substantial damages and may divert management’s time and attention from our business and otherwise harm our business.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our Products and any future products we develop.
We face an inherent risk of product liability lawsuits as a result of commercializing our Products and the clinical testing of our Products, an onabotulinumtoxinA biosimilar, or any other product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims would require significant financial and management resources and may result in decreased demand for our Products or any future products we may develop and a loss of revenue; regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions; termination of clinical trial sites or entire trial programs; injury to our reputation and significant negative media attention; withdrawal of clinical trial participants or cancellation of clinical trials; and significant costs and diversion of management’s time to defend the related litigation.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could halt or inhibit the commercialization of our Products or any future products we develop. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.
As our business and operations continue to grow, we may need to expand our development, manufacturing, regulatory, sales, marketing and distribution capabilities. If and when we expand such capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.

In the future we may need to grow the number of employees and the scope of our operations, particularly in the areas of manufacturing, sales, marketing, distribution and other departments integral to growing our commercial infrastructure. If and when we experience such growth, we may be required to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, if and when we determine to grow the number of our employees and the scope of our operations, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any such expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our Products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. Our failure to do so could prevent us from successfully growing our company.
If we are not successful in discovering, developing, acquiring and commercializing additional product candidates other than our Products, our ability to expand our business and achieve our strategic objectives may be impaired.

    Although a substantial amount of our effort has focused on the commercialization of the RHA® Collection of dermal fillers, and the continued clinical testing, regulatory approval and commercial readiness for DAXXIFY®, our strategy also includes the discovery, development and commercialization of other neuromodulator products for both aesthetic and therapeutic indications, including the onabotulinumtoxinA biosimilar. We may seek to do so through our internal research programs, strategic collaborations and product acquisitions.
Even if we identify an appropriate collaboration or product acquisition, we may not be successful in negotiating the terms of the collaboration or acquisition, or effectively integrating the collaboration or acquired product into our existing business and operations. Moreover, we may not be able to pursue such opportunities if they fall within the non-compete provision of the Teoxane Agreement, which prohibits us from developing, manufacturing, marketing, selling, detailing or promoting any hyaluronic acid dermal filler (other than the RHA® Collection of dermal fillers) in the U.S. during the term of the Teoxane Agreement. We have limited experience in successfully acquiring and integrating products and technologies into our business and operations, and even if we are able to consummate an acquisition or other investment, we may not realize the anticipated benefits of such acquisitions or investments. We may face risks, uncertainties and disruptions, including difficulties in the integration of the operations and services of these acquisitions. If we fail to successfully integrate collaborations, assets, products or technologies that we enter into or acquire, or if we fail to successfully exploit acquired product distribution rights and maintain acquired relationships with customers, our business could be harmed. In addition, in any collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. Furthermore, we may have to incur debt or issue equity securities in connection with proposed collaborations or to pay for any product acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. Identifying, contemplating, negotiating or completing a collaboration or product acquisition and integrating an acquired product or technology could significantly divert management and employee time and resources.
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
•a product candidate may not be accepted as safe and effective by consumers, the medical community or third-party payors, if applicable; and
•intellectual property rights of third parties may potentially block our entry into certain geographies or make such entry economically impracticable.
If we fail to develop and successfully commercialize products other than our Products, our future growth prospects may be harmed and our business will be more vulnerable to problems that we encounter in commercializing our Products, and in the continuing development of DAXXIFY®.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised or failed, we could experience adverse consequences resulting from such compromise or failure, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

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

Our information technology systems could be damaged or interrupted by earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data corruption and security breaches or other cyber-based incidents, which we monitor and for which we maintain disaster recovery plans. Cyber incidents can include ransomware, computer denial-of-service attacks, worms, and other malicious software programs introduced to our computers and networks, including intrusions that are disguised and evade detection for an extended period of time, phishing attacks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. The failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation or result in decreased sales, increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property or sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.
We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems, including that of the Fintech Platform, and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable to detect vulnerabilities in our information technology systems, including the Fintech Platform, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, including the Fintech Platform, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our Products or OPUL®, deter new customers from using our Products or OPUL®, and negatively impact our ability to grow and operate our business.
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

Risks Related to our Manufacturing and Supply Chain
We face certain risks associated with manufacturing DAXXIFY® to support commercial production for any approved indications.

Our success depends in part on our ability to effectively and reliably forecast the demand and manufacture supplies of DAXXIFY® to meet commercial demand, and to maintain a commercially viable manufacturing process. We have developed an integrated manufacturing, research and development facility located at our Newark, California office. We manufacture drug substance and drug product at this facility that we use for research and development purposes, clinical trials and commercial production. We do not anticipate being able to support anticipated commercial demand for DAXXIFY® from our manufacturing facility in Newark. In support of the commercialization of DAXXIFY®, we will need to outsource manufacturing responsibilities with third-party manufacturers, or may need to expand our manufacturing facilities and add more personnel. The upgrade and expansion of our facilities and the use of third-party manufacturer facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. We entered into the ABPS Services Agreement and LSNE Supply Agreement to serve as third-party manufacturers of our product candidates and any approved products, however, there are no assurances that either or both sources will continue to be available to us at the required commercial scale, or at all, or that their manufacturing facilities will get approved on a timely basis, or at all. We submitted a PAS, and in October 2022, the FDA accepted our PAS submission for ABPS. Although we anticipate the approval of the PAS in 2023, if the PAS is not approved on a timely basis or at all, our ability to support commercial demand would be negatively impacted. In addition, there are risks associated with commercial manufacturing including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. If these risks materialize or we are unable to utilize our third-party manufacturers, expand our manufacturing facilities in compliance with regulatory requirements or hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our commercialization objectives, which could materially damage our business and financial position.
We currently make our DAXXIFY® drug product exclusively in one internal manufacturing facility. We plan to utilize this internal facility and external facilities, including through one or more third-party contractors, in the future to support clinical and commercial production of DAXXIFY® and any other product candidates. If we experience a significant disruption in our manufacturing operations or our third-party manufacturers experience a significant disruption in their operations for any reason, our ability to continue to operate our business would be materially harmed.

We currently manufacture our own drug product to support DAXXIFY® development in one internal manufacturing facility. We plan to utilize our internal and external ABPS and LSNE facilities for the clinical and commercial production of DAXXIFY® and any other product candidates. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, actual or threatened epidemics, pandemics (including the COVID-19 pandemic), outbreaks, or public health crises, or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could make it difficult or, in certain cases, impossible for us or our third-party manufacturers to continue to manufacture our drug product for a substantial period of time. In particular, because we manufacture botulinum toxin in our facilities, we would be required to obtain further clearance and approval by state, federal or other applicable authorities to continue or resume manufacturing activities. Although we have disaster recovery and business continuity plans in place, they may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. We may also need to halt manufacturing operations, which could impact FDA inspections, halt or delay our clinical trials or prevent the manufacture of DAXXIFY® for commercialization. If we experience delays in achieving our development or regulatory objectives, or if we are unable to manufacture an approved product within a timeframe that meets market demands, our business, prospects, financial results and reputation could be materially harmed.
We currently contract with third-party manufacturers for certain components and services necessary to produce our products and expect to continue to do so to support further clinical trials and commercial scale production. This increases the risk that we will not have sufficient quantities of our products or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We plan to utilize our internal and the external ABPS and LSNE manufacturing facilities for drug product production and testing, and we use other service providers for testing and the production of raw materials and excipients to support the clinical and commercial production of our products. For example, we and our manufacturers purchase the materials necessary to produce DAXXIFY® from single-source third-party suppliers, which includes the development, manufacture and supply of bulk peptide. There are a limited number of suppliers for the bulk peptide and raw materials that we use to manufacture our products. Any significant delay in the supply of such components or the inability to purchase these components on acceptable terms and at sufficient quality levels or in adequate quantities could delay or halt commercial activities, clinical trials, product testing and potential regulatory approval. We may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce a product for commercial sale or clinical trials.
There is no guarantee as to if or when we may establish or rely on new and additional suppliers or service providers to support clinical development or commercialization of our products, or whether they will be adequate in all circumstances we may encounter. Even where alternative sources of supply or other service providers are available, qualifying alternate suppliers and service providers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. For instance, we outsource the manufacture of bulk peptide through an agreement with a single supplier. Although we have multiple years of released inventory on hand, we do not know whether such stock will be sufficient to meet projected demand and may need to identify a second source of supply. Even if we are able to identify and qualify a suitable second source to replace the peptide supplier, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay. As a result, we are dependent on a limited number of suppliers and service providers for our products and the loss of one of our suppliers or service providers could have a material adverse effect on our business, results of operations and financial condition.

Reliance on third-party manufacturers entails other additional risks, including the reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third-party manufacturers may not be able to comply with cGMP or QSR, or similar regulatory requirements outside the U.S. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products that we may develop. Any failure or refusal to supply the components or services for our product candidates or products that we may develop could delay, prevent or impair our clinical development, regulatory approval or commercialization efforts.
We rely on Teoxane for the manufacture and supply of the RHA® Collection of dermal fillers, and our dependence on Teoxane may impair our ability to commercialize the RHA® Collection of dermal fillers.
Pursuant to the Teoxane Agreement, we are not entitled to manufacture the RHA® Collection of dermal fillers. Instead, Teoxane is responsible for supplying our entire supply of the RHA® Collection of dermal fillers. If Teoxane were to cease production or otherwise fail to timely supply us with an adequate supply of the RHA® Collection of dermal fillers, our ability to continue to commercialize the RHA® Collection of dermal fillers would be adversely affected. For example, as a result of the COVID-19 pandemic, product supply of the RHA® Collection of dermal fillers was delayed by Teoxane, as they temporarily suspended production in Geneva, Switzerland. Teoxane resumed manufacturing operations at the end of April 2020 and delivered the first shipment of the RHA® Collection of dermal fillers to us in June 2020. As a result, the initial product launch of the RHA® Collection of dermal fillers was delayed by one quarter to September 2020. Additional delays in the product supply of the RHA® Collection of dermal fillers may have an adverse effect on our commercialization strategy.
Teoxane is required to produce the RHA® Collection of dermal fillers under QSR in order to meet acceptable standards for commercial sale. Teoxane is subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with QSR and other applicable government regulations and corresponding foreign standards. We do not have control over Teoxane’s compliance with these regulations and standards. Any difficulties or delays in Teoxane’s manufacturing and supply of the RHA® Collection of dermal fillers or any failure of Teoxane to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, prevent the import and/or export of the RHA® Collection of dermal fillers, impair Teoxane’s ability to produce the RHA® Collection of dermal fillers on the schedule we require to meet commercialization goals, or cause the RHA® Collection of dermal fillers to be the subject of field alerts, recalls or market withdrawals.
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our sales, marketing, research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including botulinum toxin type A, a key component of our product candidates, and other hazardous compounds. In some cases, these hazardous materials and various wastes resulting from their use are stored at our facilities and our manufacturers' facilities pending their use and disposal. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed with the Centers for Disease Control and Prevention and with the California Department of Health, Food and Drug Branch for use of botulinum toxin and to manufacture both the active pharmaceutical ingredient and the finished product in topical and injectable dose forms.
Although we believe that our safety procedures are sufficient and comply with the standards prescribed by applicable laws and regulations, we cannot eliminate the risk of accidental contamination or injury, which may cause an interruption of our commercialization efforts, research and development efforts or business operations, as well as environmental damage resulting in costly clean-up and liabilities. Such damages and liability could exceed our resources and federal or state, local or other applicable authorities may curtail our use of certain materials and interrupt our business operations.
Furthermore, environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

Risks Related to Marketing and Commercialization
Our Products may never achieve market acceptance or commercial success.

Our Products may not be commercially successful, which could harm our financial results and future prospects. The degree and rate of market acceptance of our Products depends on a number of factors, including:
•the safety, efficacy and duration of the product as compared to existing and future therapies;
•the clinical indications for which the product is approved and consumer demand for the treatment of those indications;
•our ability to establish or maintain a sufficient supply of approved products;
•acceptance by injectors, major operators of clinics and consumers of the product as a safe and effective treatment;
•the extent to which injectors recommend the products to their consumers;
•the proper training and administration of the products by injectors and medical staff such that consumers do not experience excessive discomfort during treatment or adverse side effects;
•consumer satisfaction with the results and administration of the product and overall treatment experience;
•the potential and perceived advantages and cost of the product over alternative treatments;
•the willingness of consumers to pay for the product and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times, including as a result of the COVID-19 pandemic;

•the willingness of third-party payors to reimburse physicians or consumers for DAXXIFY® and any future products we may commercialize for therapeutic indications;
•the revenue and profitability that the product will offer an injector as compared to alternative therapies;
•the relative convenience and ease of administration;
•the prevalence and severity of adverse events;
•the effectiveness of our sales and marketing efforts, including efforts by any third parties we engage;
•consumer sentiment about the benefits and risks of aesthetic procedures generally and our products in particular; and
•general consumer and injector confidence and availability of practicing injectors, which may be impacted by general economic and political conditions, including challenges affecting the global economy resulting from the COVID-19 pandemic.
In addition, DAXXIFY® has predominantly been used in clinical trials to date. Clinical trials are conducted in representative samples of the potential patient population and we have only conducted Phase 3 clinical trials for glabellar lines and Phase 2 trials for UFL and LCL. Therefore, the commercial experiences may yield different outcomes or consumer experiences due to variations in injection techniques, dilution approaches and dosing levels employed by different injectors, or for other reasons. As a result, consumers treated with DAXXIFY® may experience different duration, efficacy and safety results from what was experienced during clinical trials, which could negatively impact adoption.
Any failure by DAXXIFY® or any approved products to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.
Our Products will face significant competition, and our failure to effectively compete may prevent us from achieving significant market penetration and expansion. In addition, our competitors may develop products that are safer, more effective, more convenient or less expensive than our Products, which could reduce or eliminate our commercial opportunity.

Successful competitors in the pharmaceutical and medical device markets have the ability to efficiently and effectively discover therapies, obtain patents, develop, test and obtain regulatory approvals for products, and effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in developing, patenting, manufacturing and marketing healthcare products which we expect will compete with our Products. Many of these competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, testing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. Additionally, our competitors have greater existing market share in the aesthetic market and long-standing consumer loyalty programs and sales contracts with large practices which furthers their established business and financial relationships with practices and consumers.
Our Products are currently approved for aesthetics indications. Competition in aesthetic products is significant and dynamic and is characterized by substantial technological development and product innovations, and our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology and medical device companies. We anticipate that DAXXIFY® will face significant competition from existing injectable neuromodulators as well as unapproved and off-label treatments in the U.S. and abroad. Further, in the future we may face competition for DAXXIFY® from biosimilar products and products based upon botulinum toxin. It is possible that competitors will succeed in developing technologies that are safer, more effective, more convenient, longer-lasting or that have a lower cost of goods and price than those used in our Products, or that would render our technology obsolete or noncompetitive. Competitors may also try to compete with us on price both directly, through rebates and promotional programs to high volume injectors and coupons or loyalty programs to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. For a variety of reasons, including less stringent regulatory requirements, there are significantly more aesthetic products and procedures available for use in a number of foreign countries than are approved for use in the U.S. There are also fewer limitations on the claims that our competitors in certain countries can make about the effectiveness of their products and the manner in which they can market them. As a result, it may be more difficult for us to compete with aesthetic products available in these markets. If we are unable to compete effectively, our future sales growth may be affected, which would harm our business, financial condition and results of operations.
We may not be successful in executing our sales and marketing strategy for the commercialization of our Products.

We have limited prior experience in the marketing, sale and distribution of aesthetic products and no experience with the marketing, sale and distribution of therapeutic products or any products internationally. Establishing and maintaining sales, marketing, and distribution capabilities involve significant risks, including our ability to retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a geographically dispersed sales and marketing team, and handle any unforeseen costs and expenses.
In August 2020, we built a commercial sales and marketing organization to prepare for the anticipated commercial launch of our Products in the U.S., which we have since scaled up to support the launch of our Products. We will need to continue to expand to support the growth of our Products. Any failure or delay in the expansion of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of our Products and may result in a breach of our obligations to Teoxane under the Teoxane Agreement.
We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of our Products and Services. We may not be able to attract and retain quality personnel on acceptable terms, or at all. Also, to the extent we hire personnel from our competitors, such personnel will usually be subject to restrictive covenants with their former employers, including non-competition, non-solicitation and/or confidentiality provisions. As a result, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. We may be subject to allegations and litigation that these personnel have violated the non-competition clauses, been improperly solicited or divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.
We will also need to increase our commercial team or contract with distributors and partners if we obtain regulatory approval for DAXXIFY® for any therapeutic indications we are pursuing or to expand internationally. If we are unable to effectively expand our commercial team or enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize DAXXIFY® for therapeutic indications or internationally.
Establishing and maintaining sales, marketing and distribution capabilities may be expensive and time consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of our Products and Services, which could cause our commercialization efforts to be unprofitable or less profitable than expected.
If we are found to have improperly promoted off-label uses for our Products that are approved for marketing, or if injectors misuse our Products or use our Products off-label, we may become subject to prohibitions on the sale or marketing of our Products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about regulated products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. We train our sales and marketing personnel against improperly promoting off-label uses for our Products. However, if we are found to have promoted such off-label uses, we may receive warning letters, become subject to significant liability and be subject to FDA prohibitions on the sale or marketing of our Products, which could affect our reputation within the industry and materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
Injectors may, in their independent professional judgment, use legally available products for off-label uses. However, injectors may also misuse our Products, or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our Products are misused or used with improper technique, we may become subject to costly litigation by our customers or consumers. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Furthermore, the use of these products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among injectors and consumers.
Any of these events could harm our business and results of operations and cause our stock price to decline.
We rely on one or more third-party service providers for the distribution of our Products. If we experienced a sudden loss of any third-party distributor or such distributor experiences a disruption in its operations, it would affect the delivery of our Products to our customers, which could negatively impact our business, consolidated financial condition and results of operations.
We currently rely on third-party service providers to perform a variety of functions related to the packaging, storage and distribution of DAXXIFY® and the storage and distribution of the RHA® Collection of dermal fillers. Our third-party service providers distribute our Products to our customers. Traditionally, we have relied on one third-party service provider, and we generally expect the sole service provider arrangement to continue in the near term. We cannot guarantee that any existing relationship will be maintained or that the third-party service provider will continue to be available to us. The sudden loss of a third-party service provider or disruptions in their operations, could impact our business, financial condition and results of operations. Moreover, we may not be able to find a replacement third-party service provider in a timely fashion or on commercially reasonably terms.
A significant disruption to the business of our third-party service provider or interruption in the operation of their facility used for our Products due to public health crises, changes to existing systems, use of other facilities, natural disasters, severe weather, accidents, system failures, cybersecurity incidents, capacity constraints or other unforeseen causes could delay, impair or prevent our third-party service provider from delivering our Products to our customers. The delay could negatively impact customer satisfaction and the extent to which customers use our Products, which could impact our commercial success.
Additionally, we recognize revenue from the sale of our Products once they are delivered to our customers. Any delay in the delivery of our Products could push the revenue recognition for those Products to the following quarter, impacting the financial results of the current quarter. Further, due to seasonality trends, significant portions of our revenue is received in the fourth quarter (October through December) of the year. Any disruption or delay in the delivery of our Products during the fourth quarter could impact our year end results in addition to quarterly performance.

We are subject to uncertainty relating to third-party reimbursement policies which, if not favorable for DAXXIFY® or any future product candidates for therapeutic indications, could hinder or prevent their commercial success.
Our ability to commercialize DAXXIFY® or any future product candidates for therapeutic indications such as cervical dystonia or adult upper limb spasticity will depend in part on the coverage and reimbursement levels set by governmental authorities (such as Medicare and Medicaid in the U.S.), private health insurers and other third-party payors. Third-party payors are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DAXXIFY® or any future product candidates for therapeutic indications, or we may be required to sell them at a discount.
Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Our business would be materially adversely affected if we do not receive coverage and adequate reimbursement of DAXXIFY® for therapeutic indications, if approved, or any future product candidates from private insurers on a timely or satisfactory basis. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.; therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, coverage under certain government programs, such as Medicare and Medicaid, may not be available for certain of our product candidates. As a result, the coverage determination process will likely be a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for a product for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future and payors can, without notice, discontinue coverage for our products or their related services. Our business could also be adversely affected if third-party payors limit the indications for DAXXIFY® for therapeutic indications, if approved, will be reimbursed to a smaller patient set than we believe they are effective in treating.
In some foreign countries, particularly Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including DAXXIFY®, to other available therapies. If reimbursement for our product is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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
We have and may again experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. For example, enrollment in the JUNIPER Phase 2 adult upper limb spasticity trial was paused in March 2020 due to challenges related to the COVID-19 environment. In June 2020, we announced the decision to end screening and complete enrollment in the JUNIPER Phase 2 trial. We completed the JUNIPER Phase 2 trial in February of 2021 with 83 subjects enrolled. The JUNIPER Phase 2 trial achieved one co-primary endpoint, which evaluated the change in the MAS score from baseline, demonstrating a statistically significant treatment benefit in the 500 unit treatment group compared with placebo. Statistical significance was not achieved on the second co-primary endpoint, however numerical improvement compared with placebo in all three doses on the PGIC assessment was achieved. Although we believe the JUNIPER Phase 2 provided sufficient data to inform our dosing strategy and design for a successful Phase 3 program, we cannot guarantee that the results of the Phase 3 program will generate positive results.
Clinical trials can be prevented, delayed or aborted for a variety of reasons, including delay or failure to:
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
Subject enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating. There is no guarantee that we can identify, recruit and maintain subjects as participants in a clinical trial in order for the trial to be completed.
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
We currently rely on third parties and consultants to conduct all of our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize DAXXIFY® for indications other than glabellar lines or any future product candidates, on a timely basis, or at all.
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

Risks Related to Our Intellectual Property
If our efforts to protect our intellectual property related to our Products and Services or any future products and services are not adequate, we may not be able to compete effectively.

Our success and ability to compete depends significantly upon our ability to obtain, maintain and protect our proprietary rights and licensed intellectual property rights to the technologies and inventions used in or embodied by our Products and Services. We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to DAXXIFY®, OPUL®, the RHA® Collection of dermal fillers, our onabotulinumtoxinA biosimilar, and our development programs. We also have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products in every country or territory in which we sell or will in the future sell our products. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
The strength of patents in the biotechnology and fintech fields involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The evolving law relating to patent eligibility for patents related to our business may be relevant to the scope of protection available to us. The patent applications that we own or license may fail to result in issued patents in the U.S. or foreign countries. Competitors and academic scientists in the field of cosmetics, pharmaceuticals and neuromodulators, for example, have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties are currently challenging and may again challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, on May 2, 2019 our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. Although we successfully defended the patent in the European Patent Office with the patent being upheld with amendments to certain claims, the opponent has appealed and we are awaiting a decision. In November 2022, Ipsen Biopharm opposed our European Patent No. EP 3 368 071 for “Injectable botulinum toxin formulations and methods of use thereof having long duration of therapeutic or cosmetic effect.” We will vigorously defend this patent in the European Patent Office.
Third parties may challenge the validity of any issued U.S. Patent in the USPTO through the post-grant review process on the basis of prior art patents or printed publications. Because of a lower evidentiary standard in the USPTO compared to district courts, third parties may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to DAXXIFY®, OPUL®, an onabotulinumtoxinA biosimilar or any future product candidates is challenged, then it could threaten our ability to prevent competitive products from being marketed.
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
Our research, development, manufacturing and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of cosmetics, pharmaceuticals and botulinum toxin have developed large portfolios of patents and patent applications in fields relating to our business. For example, there are patents held by third parties that relate to the treatment with botulinum toxin-based products for indications we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
For example, in October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DaxibotulinumtoxinA for Injection and our and ABPS’s manufacturing process used to produce DaxibotulinumtoxinA for Injection infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. We dispute the claims in this lawsuit and intend to defend the matter vigorously. However, there can be no assurance that the court will not rule against us in these proceedings. Even if we are successful in defending against such claim, this litigation could divert management’s attention, as well as our resources, from our business and any claims paid out of our cash reserves would harm our financial condition and operating results.

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
If Teoxane fails to obtain and maintain patents, licensing arrangements or other protection for the proprietary intellectual property that we have exclusive distribution rights to in the U.S., we could lose our rights related to the RHA® Collection of dermal fillers, which would have a material adverse effect on our potential to generate revenue, our business prospects, and our results of operations.

If Teoxane fails to obtain and maintain patent, licensing arrangements or other protection for the proprietary intellectual property that we have exclusive distribution rights to in the U.S., we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. The intellectual property underlying the RHA® Collection of dermal fillers is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to the Teoxane Agreement, including:
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
Interference, derivation, inter partes review, post-grant review or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patents or patent applications or those of our licensors or collaborators, or those of our competitors. However, we cannot guarantee that those proceedings will be successful. For example, we filed two petitions (IPR2021-01203 and IPR2021-01204) requesting IPR of Medy-Tox’s U.S. Patent No. 9,480,731, titled “Long Lasting Effect of New Botulinum Toxin Formulations” and the USPTO Trial and Appeal Board denied institution of the IPRs. Although the IPR proceedings were not successful, we continue to take appropriate measures to defend our patent position, which may include future IPR proceedings, litigation or other USPTO proceedings, any of which may fail or may be invoked against us by third parties.
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
We do not have intellectual property rights in all foreign countries in which a market may exist. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Periodically, we may review the patents and patent applications we have pending throughout the world and decide to abandon one or more of them if we determine such patents or applications would not make a strategic contribution to our business.
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
The Fintech Platform incorporates open source software and we expect to continue to use open source software in the future. We may face claims from others claiming ownership of open source software, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software or derivative works thereof, or of our proprietary source code associated with such open source software. These claims could also result in litigation, require us to purchase a costly license, require us to stop offering certain services, disclose our software source code and the detailed program commands for our software, or require us to devote additional research and development resources to change the Fintech Platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize changes, we may be forced to reengineer the Fintech Platform or incur additional costs. Although we have implemented policies to regulate the use and incorporation of open source software into the Fintech Platform, we cannot be certain that we have not incorporated open source software in the Fintech Platform in a manner that is inconsistent with such policies.

Risks Related to the Fintech Platform
If we are not able to increase the use and adoption of OPUL®, then we may not realize the anticipated benefits of the HintMD Acquisition.

OPUL® is a registered PayFac. As a PayFac, OPUL® earns revenue by charging fees for completing payment transactions and other payment-related services based on the volume of activity processed on the platform. Although OPUL® has launched, it has only been installed in limited accounts. In order to increase revenue generated by the Fintech Platform, we need to expand the customer base significantly. If OPUL® is not widely adopted by new customers or existing customers are dissatisfied with the experience offered by OPUL®, then our ability to expand and deepen aesthetic customer relationships and expectations for revenue growth through OPUL® will not be achieved.

The successful use and adoption of OPUL® will depend on a number of factors, including our ability to: increase loyalty between practices and consumers; continue to develop high-quality software; successfully differentiate OPUL® from competitive products and services; and fund and achieve success in sales and marketing efforts.

Product enhancements, the continued development of OPUL® and the promotion of OPUL® will require us to make substantial expenditures. Further, we anticipate that these expenditures will increase as we seek to expand our Service offering and customer base. We may not have sufficient funds to successfully complete these Service development and marketing activities. In addition, to the extent that these activities generate increased revenue, this revenue may not offset the expenses we incur. If we do not successfully maintain and enhance the Services, we could lose customers or fail to attract potential new customers. As a result, we may not generate meaningful revenue from OPUL® or realize the anticipated benefits from the HintMD Acquisition, which could adversely affect our business, results of operations and financial condition.

The HintMD Acquisition may result in additional impairment charges from the recording of goodwill and intangible assets that could adversely affect our financial results.

Based on the goodwill impairment test, we determined that the estimated fair value of the Service reporting unit was below the carrying value and, accordingly, we recognized a goodwill impairment charge of $69.8 million in our Service reporting unit for the year ended December 31, 2022 and was presented in impairment loss on the consolidated statement of operations and comprehensive loss. There can be no assurance that we will not have to recognize future non-cash impairment charges from the recording of goodwill and intangible assets incurred in connection with the HintMD Acquisition, which may adversely affect our financial results. The amount and timing of these possible charges, if any, are not yet known. If such assets are found to be further impaired, they will be written down to their estimated fair value, with a charge against earnings. Further, our failure to identify or accurately assess the magnitude of necessary technology investments we are assuming as a result of the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.

Interruptions or performance problems associated with the Fintech Platform technology, infrastructure or service offerings may adversely affect our business and operating results.

The continued growth of the Fintech Platform depends in part on the ability of users to access the Fintech Platform at any time and within an acceptable amount of time. The Fintech Platform is proprietary, and it relies on the expertise of members of engineering, operations and software development teams for its continued performance. Disruptions to these departments and functions, some of which are outsourced, could result in Service feature and enhancement delays and interruptions to or performance problems associated with the Fintech Platform. For example, the Fintech Platform contracts with engineers located in Ukraine who may be adversely impacted by the conflict between Russia and Ukraine, which in turn may delay some Service development efforts and the delivery of the Services and related enhancements.

In addition, we depend on external data centers, such as Amazon Web Services, to host the Fintech Platform applications and have integrated third-party services that we rely upon as critical components of the Fintech Platform application. We do not control the operation of these facilities. The Fintech Platform has experienced minor disruptions, outages and performance problems in the past, and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling of the technical infrastructure (such as if we do not maintain enough excess capacity or accurately predict the infrastructure requirements of the Fintech Platform), capacity constraints due to an overwhelming number of users accessing the Fintech Platform simultaneously, and denial-of-service or other cyber-attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of the Fintech Platform, especially during peak usage times, and as the Fintech Platform becomes more complex and its user traffic increases. As a result, the Fintech Platform may become unavailable or users may be unable to access the Fintech Platform within a reasonable amount of time. In the event of any of the factors described above, or certain other failures of our infrastructure or that of third-parties we rely on, user data may be permanently lost. If the Fintech Platform experiences significant periods of service downtime in the future, we may be subject to claims by users of the Fintech Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and efficiently resolve interruptions or performance problems with the Fintech Platform, existing relationships with practices would be adversely affected and we could lose customers or have difficulty increasing adoption by new customers. This could also result in poor relationships with customers and , as a result, poor customer relations and reputational harm to Revance.

The business and growth of the Fintech Platform depend in part on the success of its strategic relationships with third parties, including payments partners and hardware partners.

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow the Fintech Platform. We are highly dependent upon partners for certain critical features and functionality of the Fintech Platform, including secure data centers, a sponsor bank and third-party payment processors.
We depend on third-party processing partners to perform payment processing services to make the Fintech Platform work. For example, we rely on Fiserv to provide the payment gateway services that enables the Fintech Platform to process payments, and if Fiserv is unable to continue to supply processing for the Fintech Platform, the performance of the Fintech Platform could be adversely affected and its growth would be limited. The Fintech Platform’s processing partners and suppliers may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our offered Services. In addition, users of the Fintech Platform may be subject to quality issues related to its third-party processing partners or we may become involved in contractual disputes with our processing partners, both of which could impact the Fintech Platform’s and Revance’s reputation and adversely impact customer relationships and the Fintech Platform’s ability to generate revenue.
If we were no longer able to use our current third-party processing partners, we may be required to migrate to other third-party payment partners in the future. The initiation of these relationships and the transition from one relationship to another could require significant time and resources. Establishing these new relationships may be challenging and there is no assurance that we will be able to reach an agreement with a new processing partner. Contracts with such processing partners may be less economically beneficial to us than existing relationships. Further, any new third-party payment processing relationships may not be as effective, efficient or well received by existing customers of the Fintech Platform. For pricing, technological or other reasons, existing customers may not agree to migrate to a new payment provider, which may reduce the Fintech Platform customer base and decrease the profitability of the Fintech Platform.

In addition to a third-party payment processor, another payment partner required for OPUL® to act as a PayFac is an acquiring bank that is a member of the payment networks. The acquiring bank acquires and settles funds on behalf of its customers. The acquiring bank may change their underwriting criteria such that continued use of the acquiring bank would render the Services unprofitable, the acquiring bank may itself encounter difficulties unrelated to OPUL® or payment network rules may be amended rendering the acquiring bank incapable of processing for OPUL® customers. Any of these occurrences could interfere with the ability of OPUL® to offer effective and profitable Services for its customers, which would disrupt the OPUL® business, increase our expenses and impact the Services we could provide to our OPUL® customers.
We also rely on third-parties for the provision of the hardware terminal on which OPUL® operates. For example, in 2021 and 2022 the global chip shortage has impacted our third-party partners’ ability to provide us with POS hardware terminals that are provided to customers as a part of the OPUL® service offering. If a similar issue occurred, resulting in our third-party partner not being able to provide enough POS terminals to meet OPUL® demand, it would affect our ability to timely board new customers or fulfill orders for additional hardware from existing customers. If such issues continue for an extended period of time, it could materially and adversely affect the Fintech Platform’s business.
Identifying, negotiating and documenting relationships with strategic third-parties requires significant time and resources. In addition, integrating third-party technology is complex, costly and time-consuming. Our agreements with these partners are typically limited in duration, non-exclusive and do not prohibit them from working with the Fintech Platform’s competitors or from offering competing services.
If we are unsuccessful in establishing or maintaining relationships with these strategic third-parties, our ability to compete in the payments marketplace could be impaired, and as a result the Fintech Platform’s business may negatively be impacted, and we may not realize the benefits of the HintMD Acquisition.
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
We are subject to extensive, complex, costly and evolving regulation by federal, state, and local governmental authorities in the U.S., principally the FDA, the U.S. Drug Enforcement Administration, and the Centers for Disease Control and Prevention, as well as foreign regulatory authorities. Compliance with laws affecting the manufacture, promotion, and sale of current Products and the discovery, development, and introduction of new products or new Product uses requires substantial ongoing effort and expense. Failure to comply with applicable requirements, including those promulgated under the FDCA, the Public Health Service Act, and the Controlled Substances Act in the U.S., and similar laws that vary by country, may subject us to delay, remediation costs, adverse publicity, operating or distribution restrictions, disciplinary actions including warning letters or similar communications of admonition, Product seizures, recalls, monetary penalties, injunctions, suspension or revocation of approvals, criminal prosecution, or exclusion from future participation in federal healthcare programs.

The regulatory approval process is highly uncertain and we or any collaboration partner may be unable to obtain regulatory approval for the manufacture or commercialization of DAXXIFY® for new indications, the RHA® Pipeline Products or any future product candidates, or to obtain regulatory approval on our desired timelines.

The research, development, testing, regulatory review, and approval of new products and new Product uses are subject to extensive regulation. In addition to the regulatory authorities described above, product development may be subject to requirements for authorization and continuing oversight by institutional review boards/ethics committees and other local boards. Generally, relevant regulatory and institutional authorities must approve a nonclinical study or clinical research before it may commence. Then a regulatory authority must authorize a product for proposed conditions of use before it may be commercialized. Obtaining regulatory approvals can be a lengthy, expensive and uncertain process, requirements can change over time, and delay or failure can occur at any stage of the process.
Failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to the range of administrative or judicially imposed sanctions or other actions. See the section titled “Risk Factors – Risks Related to Government and Industry Regulation – Our business and Products are subject to extensive government regulation” for additional information about compliance.
Prior to obtaining approval to commercialize a product in the U.S. or abroad, we or our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or applicable foreign regulatory agencies, that such product candidates are safe and effective, or safe, pure and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Deficiencies can occur in the conduct of nonclinical studies and clinical trials. Even if we believe the data for our product candidates are reliable and promising, such data may not be sufficient to support approval by the FDA or other regulatory authorities, or approval to the extent desired. Furthermore, administering product candidates to humans may produce unexpected results or undesirable side effects, which could interrupt, delay or halt clinical trials or result in the FDA or other regulatory authorities denying approval of a product candidate for any or all targeted indications.
Even with positive clinical trial results, there is risk that the FDA or other regulatory authority identifies deficiencies or questions related to the manufacturing process of our product candidates. For example, in 2021, the FDA delayed DAXXIFY® GL Approval following onsite inspection at our manufacturing facility. Although we were subsequently granted DAXXIFY® GL Approval, in order to meet future commercial demand, we will need to rely on one or more third-party manufacturing partners, which requires their successful completion of inspection and FDA prior approval of a supplemental filing to our BLA. Although we have submitted such a filing, and it has been accepted for review, we cannot be certain of how quickly or successfully the regulatory approval process will proceed for a new manufacturing site.
We may encounter problems that cause us to abandon, modify or repeat nonclinical studies or clinical trials, or perform additional studies and trials. For example, we completed the Phase 2 study of DAXXIFY® for the management of plantar fasciitis but determined in November 2020 that we would not currently pursue that indication because of the study results.

In addition, we could experience issues during manufacturing inspections that could cause us or our manufacturing partners to undergo reinspections, as was the case with the approval process for the DAXXIFY® GL Approval. Depending on the circumstances, the timing to complete remediation of issues identified and then a reinspection can be lengthy. Even upon reinspection, it is not guaranteed that a facility or its systems and processes will be found adequate.
Regulators can delay, limit or deny approval of a product candidate for many reasons, including the following:
•our inability to demonstrate to the satisfaction of the FDA or applicable foreign regulatory body that the product candidate is safe and effective, or safe, pure and potent, for the requested conditions of use;
•our inability to establish that our data, including data collected for us by third parties, are properly collected, reliable, and reproducible;
•our inability to remedy identified deficiencies or demonstrate viable manufacturing processes, or similar issues affecting third-party manufacturers with which we contract;
•the FDA’s or foreign regulatory agency’s disagreement with the trial protocol or the interpretation of data from nonclinical studies or clinical trials;
•our inability to demonstrate that clinical and other benefits of the product candidate outweigh any safety or other perceived risks;
•the FDA’s or applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;
•the FDA’s or applicable foreign regulatory agency’s non-approval of the formulation, quality control, labeling, or the specifications of the product candidate;
•the inability of the FDA to audit key clinical sites used in the development of the product for unapproved indications;
•competitor products may secure data or marketing exclusivity that delays our product approval or market entry; or
•the approval policies or regulations of the FDA or applicable foreign regulatory agency significantly change in a manner rendering our data insufficient for approval.
The RHA® Collection of dermal fillers are Class III medical devices that require PMA approval before they may be commercialized in the U.S. Although our partner Teoxane has received PMA approval for the RHA® Collection of dermal fillers, we and Teoxane will be subject to ongoing regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of these devices. The medical device regulations to which we are subject are complex and have become more stringent over time, and we have a limited history of operating as a distributor of Class III medical devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, including recalls, Dear Healthcare Provider Letters and negative publicity which would negatively affect our business, financial condition and results of operations.
If DAXXIFY® or the RHA® Collection of dermal fillers were to lose regulatory approval, if DAXXIFY® for indications other than glabellar lines or any future product candidates do not gain approval on a timely basis or at all, or if our prior approval supplement filings for our third-party manufacturing partners are not approved on a timely basis or at all, our business and results of operations could be materially and adversely harmed.
Our Products remain subject to ongoing regulatory obligations and continued regulatory oversight even though approved, which may result in significant additional expense, may limit or delay additional regulatory approvals, may subject us to penalties, and may result in withdrawal of regulatory approval if we fail to comply with applicable regulatory requirements.

After our products receive regulatory approval, we, and our direct and indirect suppliers, remain subject to the applicable laws as well as post-marketing surveillance. We must perform, periodic inspection of facilities, continuing review of production processes, testing of products, and monitoring and reporting obligations to confirm that our products and we are in compliance with all applicable requirements, including product specifications. New information is expected to be developed post-approval, following more diverse consumer exposures and longer time in use, as well as due to changes in manufacturing and production experience over time. Adverse findings may result in quality or other investigations, labeling revisions, the implementation of REMS or other control programs, completion of government mandated clinical trials or other assessments, specification revisions, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls noted above. If supplies or products are imported or exported, detention or other restrictions may be imposed if there appears to be a violation, potentially disrupting supply chains. New suppliers must be tested and authorized prior to use.
The FDA may withdraw approval of a product if compliance with regulatory requirements is not maintained or if problems occur after a product reaches the market. The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Pharmaceutical products may be promoted only for the approved indications and consistent with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
Our Products and any future products will be subject to continual regulatory review by the FDA and/or (if applicable) non-U.S. regulatory authorities. Conditions may be imposed for continuing approval, potentially including costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for such Products and any future products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCPs for any clinical trials conducted post-approval. Later discovery of previously unknown problems with such Products and any future products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, including conditions of approval, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•holds or other adverse impacts on ongoing or future clinical trials;
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

Our Products and product candidates are subject to ongoing FDA and foreign regulatory obligations and continued regulatory review with respect to manufacturing.

We and any third-party contract development and manufacturers or suppliers are required to comply with applicable cGMP regulations and other international regulatory requirements. The regulations require that our Products and product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. The RHA® Collection of dermal fillers are subject to the FDA’s QSR for medical devices. Additionally, third party manufacturers and suppliers and any manufacturing facility typically must undergo a pre-approval inspection before we can obtain marketing authorization for any of our Products or product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with cGMP and QSR, as applicable. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the supply and/or manufacture of our Products (for example, Teoxane with respect to the RHA® Collection of dermal fillers and ABPS and LSNE with respect to DAXXIFY®), our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.
If, as a result of the FDA’s inspections, it determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of Product approval, the FDA may require remediation, not approve subsequent supplements, may withdraw approval or may suspend the manufacturing operations. If the manufacturing operations of any of the suppliers for our Products or product candidates are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of such products to meet market demand or satisfy clinical trial needs, which would harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we might be unable to ship our Products for commercial supply or to supply our products in development for clinical trials. Significant and costly delays can occur if the qualification of a new supplier is required.
We are also subject to a variety of federal, state, local, and foreign environmental, health and safety, and other laws and regulations that may affect our research, development and production efforts.
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales and other adverse business consequences.
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
We are subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, HIPAA, as amended by HITECH, GDPR, UK GDPR, CCPA, and the TCPA, among others. These laws affect how we collect and use data of our employees, consultants, customers and other parties. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced failures to protect data privacy. Any failure by a third party to prevent security breaches could have adverse consequences for us. Our failure to comply with these laws or prevent security breaches of such data could result in significant liability under applicable laws, cause disruption to our business, harm our reputation and have a material adverse effect on our business.
We are also subject to the PCI DSS in connection with our Fintech Platform. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Our operations related to the Fintech Platform are contractually required to maintain compliance with current PCI DSS as part of our information security program and to undergo periodic PCI DSS audits undertaken by third party auditors. Failure to comply with the PCI DSS obligations or the contractual obligations of the Fintech Platform, including timely and sufficient mitigation of any findings from a PCI Audit, could also result in the termination of OPUL®’s status as a registered PayFac, thereby dramatically impairing our ability to continue doing business in the payments industry, or we could be liable to the payment card issuing banks for their costs of issuing new cards and related expenses.
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
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our Products or Services, deter new customers from using our Products or Services, and negatively impact our ability to grow and operate our business.
Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our Fintech Platform, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
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
If we fail to obtain regulatory approvals in foreign jurisdictions for DAXXIFY®, or any future product candidates, including an onabotulinumtoxinA biosimilar, we will be unable to market our products outside of the U.S.
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
Further, interruption or delays in the operations of applicable foreign regulatory agencies may affect the review and approval timelines of such agencies for DAXXIFY®, an onabotulinumtoxinA biosimilar, or any future hyaluronic acid filler products developed pursuant to the Teoxane Agreement or any future product candidates.
Our Products, an onabotulinumtoxinA biosimilar or any other product candidates, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
As we continue commercialization of the RHA® Collection of dermal fillers and initiate commercialization of DAXXIFY®, or any future approved products, including an onabotulinumtoxinA biosimilar, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may not have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, we may be subjected to various sanctions or other actions or outcomes described above. Failure to properly consider adverse event information may also lead us to delay use evaluations and potential labeling updates, which could lead to the initiation of tort litigation for failure to warn.
We may in the future be subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While our Products subject us to various U.S. federal and state laws intended to prevent healthcare fraud and abuse, in the future, we may become subject to additional laws in connection with the use of these Products for treatment of therapeutic indications or any future product candidates. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Additionally, the intent standard under the federal Anti-Kickback Statute does not require that a person or entity have actual knowledge of the statute or a specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state healthcare programs as well as private payors.
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
State and federal authorities, in addition to whistleblowers, have aggressively targeted pharmaceutical manufacturers for alleged violations of these anti-fraud statutes for a range of activities, such as those based on improper research or consulting contracts with physicians and other healthcare professionals, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, inappropriate billing and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct business. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. If we become the target of such an investigation or prosecution based on our activities such as contractual relationships with providers or institutions, or our marketing and promotional practices, including any Fintech Platform rewards programs, we could be subject to significant civil, criminal, and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in federal healthcare programs, imprisonment, additional reporting requirements, and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to maintain or obtain regulatory clearance or approval of DAXXIFY®, an onabotulinumtoxinA biosimilar, or any future product candidates and to produce, market, and distribute such products if clearance or approval is obtained.

From time to time, legislation is drafted that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and other regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future product candidates. Such changes could, among other things, require changes to manufacturing or marketing methods, changes to product labeling or promotional materials, recall, replacement, or discontinuance of one or more of our products; and additional recordkeeping.
Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition and results of operations.

Our failure to maintain licenses and other authorizations to enable us to distribute and sell our Products or comply with such licensing requirements could result in fines or other penalties.

As the manufacturer of DAXXIFY® and the distributor of Teoxane’s RHA® Collection of dermal fillers, we are required to maintain certain licenses, registrations, permits, authorizations, approvals or other types of state and local permissions in order to comply with various regulations regarding the distribution of drugs and medical devices and must cooperate with Teoxane in the event of any medical device reports (adverse events) or product recalls. Satisfaction of regulatory requirements may require lengthy time and the expenditure of substantial resources. Failure to comply with such regulatory requirements can result in enforcement actions, and the types of penalties described above. U.S. federal and state licensing laws are evolving presently due to the Drug Supply Chain Security Act, which also will have an effect in practice on medical device licensure. Failure to maintain state regulatory approval will also prevent distribution of Products where such approval is necessary and will limit our ability to generate revenue. As we have limited prior experience in the distribution of medical devices and pharmaceutical products, we cannot be certain that the compliance infrastructure we have built will be sufficient to continue to support these activities.

The Fintech Platform is subject to extensive regulation and industry compliance requirements associated with operating as a PayFac, and its failure to comply with such regulation and requirements could negatively impact our business.
The Services offered by the Fintech Platform are subject to legal, regulatory, and card brand requirements, including those regarding anti-money laundering, sanctions, fraud, and consumer financial protection. All Fintech Platform operations are conducted by certain Revance employees, and, as a result, those employees and the operations of Revance as it relates to the Fintech Platform will be subject to these regulations and requirements. Noncompliance with applicable laws and regulations could result in: civil or criminal penalties that could increase our expenses and adversely impact our business operations; the termination of the Fintech Platform’s key supplier agreements, such as its Payment Facilitator Agreement; assessment of significant fines or monetary penalties; damage to our brand and reputation; loss of Fintech Platform customers, and poor financial performance. In addition, changes in applicable laws and regulations or changes in interpretations and enforcement practices may in turn require increased operating costs or capital expenditures to implement operational changes. Unforeseen regulatory changes may also limit our ability to offer certain services or features, or impact the competitiveness of the Services offered by the Fintech Platform. If we are no longer able to offer the full suite of our Services or expand our Services to appeal to a larger consumer base, the Fintech Platform brand and reputation may be harmed, customer retention and procurement may be negatively impacted, we may not achieve the anticipated benefits of the HintMD Acquisition.

Risks Related to Our Indebtedness
Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

Under the Note Purchase Agreement, drawdowns are available in three tranches, subject to certain terms and conditions, including, with respect to the Third Tranche, the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche and prior approval from Athyrium. Concurrently with the closing of the Note Purchase Agreement, we borrowed the full $100.0 million of the First Tranche. If we do not achieve the specified conditions and milestones, we will not be eligible to draw funds under the Second Tranche and the Third Tranche of the Note Purchase Agreement, and we may need to obtain additional or alternative financing to advance our research and development efforts, our regulatory approvals, our commercialization efforts and other aspects of our business plan. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. The Note Purchase Agreement may also limit our ability to raise capital, including our ability to sell or license intellectual property. In addition, before we would consider drawing down the Second Tranche and the Third Tranche of the Note Purchase Agreement, if available, we must first satisfy ourselves that we will have access to sufficient cash flow from operations and/or future alternate sources of capital, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.
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
The Note Purchase Agreement also contains financial covenants requiring us to (i) maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times and (ii) upon the occurrence of certain specified events set forth in the Note Purchase Agreement, achieve at least $70.0 million of Consolidated Teoxane Distribution Net Product Sales on a trailing twelve months basis.

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

All principal under the Note Purchase Agreement is repayable upon the Maturity Date. Upon the occurrence of an Amortization Trigger, we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, market, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, to the extent permitted by the Note Purchase Agreement. If we desire to refinance our indebtedness, our ability to do so will depend on the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2027 Notes and Notes Payable, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including global macroeconomic effects of the COVID-19 pandemic. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing price of our common stock from January 1, 2022 to December 31, 2022 has ranged from a low of $11.52 to a high of $30.66. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:
•announcements of regulatory approval or disapproval of DAXXIFY® in indications other than glabellar lines, the RHA® Pipeline Products or any future product candidates;
•regulatory or legal actions, developments and guidance in the U.S. and foreign countries, such as the receipt of the CRL related to the BLA for DAXXIFY® GL Approval;
•our ability to continue as a going concern;
•our success or lack of success in commercializing our Products;
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
•changes in financial estimates or guidance, including our ability to meet our future revenue, operating profit or loss and operating expenses estimates or guidance;

•sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;
•general economic, industry and market conditions;
•adverse tax laws or regulations enacted or existing laws applied to us or our customers;
•additions or departures of key personnel;
•intellectual property, product liability or other litigation against us;
•unanticipated safety concerns related to the use of our Products or any of our future products;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. From January 1, 2022 through May 10, 2022, we sold 1.7 million shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs. The 2020 ATM Agreement was terminated on May 10, 2022. On May 10, 2022, we entered into the 2022 ATM Agreement with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. As of both December 31, 2022 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.
On September 15, 2022, we completed an underwritten follow-on offering, pursuant to which we issued 9.2 million shares of common stock at an offering price of $25.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 1.2 million additional shares of common stock, for aggregate net proceeds of $215.9 million, after deducting underwriting discounts, commissions and other offering expenses.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. For instance, shares of our common stock that were issued to HintMD stockholders as consideration for the HintMD Acquisition, including those shares issued upon the exercise of outstanding stock options, are freely tradable without restrictions or further registration under the Securities Act, in some cases following the expiration of lock-up agreements entered into between Revance and HintMD directors and members of management and certain HintMD stockholders. If former HintMD stockholders sell substantial amounts of our common stock in the public market, including following the expiration of the lock-up agreements, the market price per share of our common stock may decline. Any sales of securities by stockholders could have a material adverse effect on the trading price of our common stock.
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
In addition, we are subject to the anti-takeover provisions of Section 203 of the DGCL, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that certain investors are willing to pay for our stock.
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
This provision would not apply to actions, suits or proceedings brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. The exclusive forum provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.
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
As a result, claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.
We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the Note Purchase Agreement and any future debt agreements may contain similar restrictions. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it and it is possible that you may never receive a return on your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters is located in Nashville, Tennessee, where we occupy 88,500 square feet of leased space, which includes 17,248 square feet currently under development. The space adequately serves as our headquarters and experience center, which includes office space, education and training facilities and a live injection training center. We also occupy 109,318 square feet of office, laboratory and manufacturing space in Newark, California, which supports our regulatory, pre-commercial and research and development manufacturing activities; 9,609 square feet of leased office space in Irvine, California; and 30,772 square feet of leased office space in Pleasanton, California. Operations across the Product Segment and Services Segment are conducted in each facility except for the Newark facility, which supports Product Segment operations.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and our and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan, U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan's amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021 in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss, but we cannot be certain of whether that motion to dismiss will be granted.

We dispute the claims in these lawsuits and intend to defend the matters vigorously. These lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of either lawsuit, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with each lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been trading on the Nasdaq Global Market under the symbol “RVNC” since our initial public offering on February 6, 2014. Prior to this date, there was no public market for our common stock.
Holders of Record
As of February 16, 2023, there were approximately 180 holders of record of our common stock, one of which was Cede & Co., a nominee for DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
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
This graph shows a comparison of the cumulative total return on our common stock, NBI, and the CCMP for the five years ended December 31, 2022. The graph assumes that $100 was invested at the market close on the last trading day for the year ended December 31, 2017 in our common stock, the NBI, and CCMP, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Revance Therapeutics, Inc.	$100.00	$56.31	$45.40	$79.27	$45.65	$51.64
Nasdaq Biotechnology Index	$100.00	$91.14	$114.02	$144.15	$144.18	$129.59
Nasdaq Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares of common stock other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock awards in connection with our 2014 EIP, 2014 IN and the HintMD Plan.

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

Overview
Revance is a biotechnology company focused on setting the new standard in healthcare with innovative aesthetic and therapeutic offerings that elevate patient and physician experiences. Revance’s aesthetics portfolio of expertly created products and services, including DAXXIFY®, the RHA® Collection of dermal fillers and OPUL®, the first-of-its-kind relational commerce platform for aesthetic practices, deliver a differentiated and exclusive offering for Revance’s elite practice partners and their consumers. Revance has also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which will compete in the existing short-acting neuromodulator marketplace. Revance’s therapeutics pipeline is currently focused on muscle movement disorders including evaluating DAXXIFY® in two debilitating conditions, cervical dystonia and upper limb spasticity.

Impact of the COVID-19 Pandemic and Macroeconomic Environment on Our Operations
The COVID-19 pandemic has negatively affected global economic activity, our commercialization activities, the timing of the regulatory process for DAXXIFY® GL Approval, our initial supply and launch timing of the RHA® Collection of dermal fillers, research and development activities and our ability to maintain on-site operations. While we have seen a general return toward more normalized levels for aesthetic procedures and many of the effects and consequences of the COVID-19 pandemic subsided during the year ended December 31, 2022, the full extent of the impact of the COVID-19 pandemic on our future operational and financial performance is unknown.
Additionally, the U.S. and global financial markets have recently experienced significant volatility, which has led to disruptions to commerce and pricing stability, impacts to foreign exchange rates, labor shortages, global inflation, higher interest rates and supply chain disruptions. Due to current inflationary pressures, we have experienced higher costs throughout our business, which we expect may continue during 2023.
The ultimate impact of the COVID-19 pandemic and global economic conditions is highly uncertain and we do not yet know the full extent of potential delays or impacts on our regulatory process, our manufacturing operations, supply chain, end user demand for our Products and Services, commercialization efforts, business operations, clinical trials and other aspects of our business and the aesthetics industry, the healthcare systems or the global economy as a whole.
See Part I. Item 1A. “Risk Factors—The current COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.”

Key 2022 Developments

Revance Aesthetics
In the year ended December 31, 2022, we generated $125.1 million in revenue from the sale of our Products and our Services. As of December 31, 2022, we had over 5,000 aesthetic accounts across our Products and Services.

DAXXIFY®
In September 2022, we received DAXXIFY® GL Approval. DAXXIFY® is an acetylcholine release inhibitor and neuromuscular blocking agent indicated for the temporary improvement in the appearance of moderate to severe glabellar lines associated with corrugator and/or procerus muscle activity in adult patients.
Following DAXXIFY® GL Approval we trained a group of faculty members on DAXXIFY® as part of PrevU, our early experience program for the product, which we initiated in December 2022. PrevU focuses on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights for DAXXIFY® with the goal of optimizing aesthetic outcomes. We recognized $11.0 million in revenue from the sales of DAXXIFY® during PrevU programs. We anticipate expanding the commercial introduction of DAXXIFY® following the completion of the PrevU program by the end of March 2023. We established a commercial sales team in July 2020 to support the launch of the RHA® Collection of dermal fillers and to support the commercial launch of DAXXIFY® and continued commercialization of the RHA Collection® of dermal fillers in 2023.
In order to meet anticipated commercial demand, we plan to manufacture DAXXIFY® in our Northern California manufacturing facility and through ABPS, if approved. We submitted a PAS for the ABPS manufacturing facility, and in October 2022, the FDA accepted our PAS submission.We anticipate the potential approval of the PAS in 2023.

RHA® Collection of Dermal Fillers
In September 2022, we launched RHA® Redensity, the first and only FDA-approved dermal filler for both superficial dermal, and dermal injection of dynamic perioral rhytids (lip lines) in adults aged 22 years or older. RHA® Redensity is the latest advancement to hyaluronic acid dermal filler technology and the newest addition to the RHA® Collection of dermal fillers, which already includes RHA® 2, 3 and 4. For the year ended December 31, 2022, we recognized $118.1 million in product revenue from the sale of the RHA® Collection of dermal fillers.

OPUL® Relational Commerce Platform
On October 11, 2021, we launched the OPUL® Relational Commerce Platform. OPUL® is a fully integrated PayFac pursuant to the Payment Facilitator Agreement with a third-party acquirer and sponsor bank. OPUL® replaces the HintMD Platform, which we began the process of sunsetting from general availability in 2022. Following the completion of the sunsetting process, we expect that most customers of the HintMD Platform will become customers of OPUL®.
For the year ended December 31, 2022, we recognized $7.0 million in service revenue and $7.3 million in cost of service revenue (exclusive of amortization) from the Fintech Platform, which includes the HintMD platform and OPUL®. Since the Fintech Platform generates revenue as a percentage of credit card processing volumes, we use GPV as a key indicator of the ability of the Fintech Platform to generate revenue. GPV measures the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds. The Company also uses the Fintech Platform PayFac capabilities to process credit card transactions for Products purchased from the Company; these transactions are not included in GPV. For the year ended December 31, 2022, the Fintech Platform processed $665.2 million of GPV.

Based on recent performance results and the current valuation of the broader payment sector, we concluded that it was more likely than not that the fair value of our Service reporting unit was less than its carrying amount; therefore, a quantitative goodwill impairment test was performed during the fourth quarter. This quantitative goodwill impairment test was performed by estimating the fair value of the reporting unit using the income approach, which was based on a discounted cash flow model and required the use of significant assumptions, including estimates of the revenue growth rates and discount rate.

Based on the goodwill impairment test, we determined that the estimated fair value of the Service reporting unit was below the carrying value and, accordingly, we recognized a goodwill impairment charge of $69.8 million in our Service reporting unit for the year ended December 31, 2022 and was presented in impairment loss on the consolidated statement of operations and comprehensive loss.

Revance Therapeutics

We are pursuing regulatory approval of DAXXIFY® for the treatment of cervical dystonia. On January 6, 2023, the FDA accepted for review the supplemental BLA for DAXXIFY® for the treatment of cervical dystonia that we submitted in October 2022. The PDUFA date is August 19, 2023. If the supplemental BLA is approved on or by the PDUFA date, we plan to initiate an early experience program, followed by broad commercial launch in 2024.

Disciplined Capital Allocation
In October 2021, we took measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the DAXXIFY® GL Approval from our initial expectation. These measures included but were not limited to: pausing non-critical hires; deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities; and deferring international regulatory and commercial investment for DAXXIFY®, with the exception of costs required to support our partnership with Fosun. These cash preservation measures impacted our ability and the timing to execute our corporate strategy discussed below in “—Our Strategy” for the year ended December 31, 2022.
In 2022, our capital resources were focused on supporting our strategic priorities, which included: (i) obtaining DAXXIFY® GL Approval; (ii) continuing to drive revenue growth by increasing adoption of the RHA® Collection of dermal fillers; and (iii) expanding and deepening customer relationships through OPUL®. With the DAXXIFY® GL Approval, we will continue our focus on disciplined capital allocation to support the growth of the aesthetics portfolio in addition to preparing for the Company's potential entry into therapeutics for cervical dystonia. We will continue to assess expense management and the timing of capital allocation measures as it relates to our therapeutics pipeline activities and international regulatory investments for DAXXIFY®.

For additional information, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the same period in 2021 is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the same period in 2020, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

Revenue

	Years Ended December 31,		2022 vs. 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Product revenue	$118,131	$70,820	$47,311	67%
Collaboration revenue	7,444	5,655	$1,789	32%
Service revenue	6,990	1,323	$5,667	428%
Total revenue	$132,565	$77,798	$54,767	70%
Product Revenue
Our breakdown of revenue by Product is summarized below:

	Years Ended December 31,		2022 vs. 2021
(in thousands)	2022	2021	Change	% Change
Product:
RHA® Collection of dermal fillers	$107,156	$70,820	$36,336	51%
DAXXIFY®	10,975	—	$10,975	N/M
Total product revenue	$118,131	$70,820	$47,311	67%
N/M - Percentage not meaningful
During the three months ended December 31, 2022, we started to generate product revenue from DAXXIFY® from the PrevU program, which is a pre-launch promotional program for select practice partners. For the year ended December 31, 2022, our product revenue from the sale of the RHA® Collection of dermal fillers increased compared to the same period in 2021 due to higher sales volumes of the RHA® Collection of dermal fillers resulting from our ongoing effort to increase U.S. market penetration.
Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Consolidated Financial Statements (Unaudited)—Notes to Consolidated Financial Statements (Unaudited) —Note 3—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the determined transactions price of the contract multiplied by the quotient of the cost of development services incurred over the total estimated cost of development services for the expected duration of our performance obligations in the biosimilar development program per the Viatris Agreement. For the years ended December 31, 2022 and 2021, our collaboration revenue with Viatris was $7.1 million and $5.7 million, respectively. Our collaboration revenue with Viatris increased due to an increase in development activities for our biosimilar during the year ended December 31, 2022.
We are also working with Fosun to develop and commercialize DAXXIFY® in the Fosun Territory under the Fosun License Agreement. As described in Part I, Item 1. “Consolidated Financial Statements (Unaudited)—Notes to Consolidated Financial Statements (Unaudited) —Note 3—Revenue,” we evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. For the year ended December 31, 2022, our collaboration revenue with Fosun was $0.3 million. We did not have any collaboration revenue with Fosun for the year ended December 31, 2021.
For the year ended December 31, 2022, our collaboration revenue increased compared to the same period in 2021, primarily due to increased development activities of the onabotulinumtoxinA biosimilar program.

Service Revenue
Our service revenue is generated from the Fintech Platform, which earns revenues through payment processing fees and certain value-added services. In our HintMD Platform service offerings, we generally recognize service revenue net of costs as an accounting agent. In our OPUL® service offerings, we generally recognize service revenue on a gross basis as the accounting principal because, as the PayFac, we maintain control of the service offerings to our customers. Since the fourth quarter of 2021, we have been onboarding new customers exclusively to OPUL® and have substantially completed the migration of existing customers from the HintMD Platform to OPUL®. While the migration is not expected to result in a material impact to the gross margin generated by the Fintech Platform in the near term, it is expected to cause a gross-up effect to service revenue and cost of service revenue (exclusive of amortization) due to the gross versus net presentation difference in revenue accounting between the HintMD Platform and OPUL®.
For the year ended December 31, 2022, our service revenue increased compared to the same periods in 2021 primarily due to the presentation difference in revenue accounting described above and increased GPV associated with the commercial launch of OPUL® since October 2021.

Operating Expenses

	Years Ended December 31,		2022 vs. 2021
(in thousands)	2022	2021	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of depreciation and amortization)	$44,414	$23,125	$21,289	92%
Cost of service revenue (exclusive of amortization)	7,253	285	$6,968	2,445%
Selling, general and administrative	223,934	198,821	$25,113	13%
Research and development	101,286	116,255	$(14,969)	(13)%
Impairment loss	69,789	—	$69,789	N/M
Depreciation and amortization	27,847	13,988	$13,859	99%
Total operating expenses	$474,523	$352,474	$122,049	35%
N/M - Percentage not meaningful

Cost of Product Revenue (exclusive of depreciation and amortization)
Cost of product revenue (exclusive of depreciation and amortization) primarily consists of the cost of inventory and distribution expenses related to the RHA® Collection of dermal fillers and DAXXIFY®. For DAXXIFY®, we obtained DAXXIFY® GL Approval in September 2022, and the first delivery of DAXXIFY® to a consumer took place in the fourth quarter of 2022. Cost of product revenue (exclusive of depreciation and amortization) related to DAXXIFY® was not incurred until the first delivery took place. Certain manufacturing related expenses incurred prior to DAXXIFY® GL Approval were classified as research and development expenses, resulting in Zero-cost Inventory. If cost of product revenue included previously expensed inventories, the cost of product revenue (exclusive of depreciation and amortization) for the year ended December 31, 2022 would have increased by approximately $3 million. We expect to utilize Zero-cost Inventory related to DAXXIFY® in the near-term, and when Zero-cost Inventory is depleted, we expect our cost of product revenue (exclusive of depreciation and amortization) associated with DAXXIFY® will increase. We also anticipate that our cost of product revenue (exclusive of depreciation and amortization) associated with the RHA® Collection of dermal fillers will increase.
For the year ended December 31, 2022, our cost of product revenue (exclusive of depreciation and amortization) increased compared to the same period in 2021 primarily due to higher sales volumes of the RHA® Collection of dermal fillers, an increase in the purchase prices of the RHA® Collection of dermal fillers portfolio associated with a one-time charge for the year ended December 31, 2022, and other manufacturing costs related to DAXXIFY® in the fourth quarter of 2022.

Cost of Service Revenue (exclusive of amortization)
Costs of service revenue (exclusive of amortization) primarily consists of payment processing charges and devices. For the year ended December 31, 2022, cost of service revenue (exclusive of amortization) increased compared to the same periods in 2021 due to the increase of OPUL® GPV as well as the change to the gross accounting presentation of revenue and costs associated with OPUL® as described in the Service Revenue section above.
We expect the cost of service revenue (exclusive of amortization) to increase in the future as we expand the general availability of OPUL® for existing and new customers and due to the change to the gross accounting presentation of revenue and costs associated with OPUL® as described in the Service Revenue section above.

Selling, General and Administrative Expenses

	Years Ended December 31,		2022 vs. 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Selling, general and administrative	$183,101	$166,420	$16,681	10%
Stock-based compensation	36,595	28,307	$8,288	29%
Depreciation and amortization	4,238	4,094	$144	4%
Total selling, general and administrative expenses	$223,934	$198,821	$25,113	13%
Selling, general and administrative expenses (before stock-based compensation and depreciation and amortization)
Selling, general and administrative expenses (before stock-based compensation and depreciation and amortization) consist primarily of the following:
•Personnel and professional service costs in our finance, information technology, investor relations, legal, human resources, and other administrative departments;
•Costs of sales and marketing activities and sales force compensation related to DAXXIFY®, the RHA® Collection of dermal fillers and the Fintech Platform; and
•DAXXIFY® pre-commercial and commercial activities such as market research, campaign development, and public relations.
We expect selling, general and administrative expenses to increase in the near term in connection with the expansion of our commercial sales team and incremental administrative and infrastructure support.
For the year ended December 31, 2022, selling, general and administrative expenses (before stock-based compensation and depreciation and amortization) increased compared to the same period in 2021, primarily due to an increase in sales and marketing expenses, of which $10.6 million and $4.6 million was attributed to the Product Segment and Service Segment, respectively. The increase was primarily offset by cash preservation measures as well as other ongoing operating cost efficiencies realized related to travel and training costs in the Product Segment.
Stock-based compensation
For the year ended December 31, 2022, stock-based compensation included in selling, general and administrative expenses increased compared to the same period in 2021, primarily due to the initial recognition of stock-based compensation expense for the performance-based PSUs that were granted in early 2022 and for which the performance condition was achieved in September 2022, partially offset by a lower stock award fair value in selling, general and administrative functions.

Research and Development Expenses

	Year Ended December 31,		2022 vs. 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Research and development	$83,894	$99,357	$(15,463)	(16)%
Stock-based compensation	15,745	15,127	$618	4%
Depreciation and amortization	1,647	1,771	$(124)	(7)%
Total research and development expenses	$101,286	$116,255	$(14,969)	(13)
Research and development expenses (before stock-based compensation and depreciation and amortization)
In the Product Segment, we generally do not allocate costs by product candidates unless contractually required by our business partners. In the Service Segment, our research and development expenses relate to the development and introduction of new functionalities and features of OPUL® that are not subject to capitalization.
Research and development expenses (before stock-based compensation and depreciation and amortization) consist primarily of:
•salaries and related expenses for personnel in research and development functions;
•expenses related to the initiation and completion of clinical trials and studies for DAXXIFY®, the RHA® Pipeline Products and an onabotulinumtoxinA biosimilar, including expenses related to the production of clinical supplies;
•fees paid to clinical consultants, CROs and other vendors, including all related fees for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;
•expenses related to medical affairs, medical information, publications and pharmacovigilance oversight;
•other consulting fees paid to third parties;
•certain expenses related to the establishment and maintenance of our manufacturing facilities;
•expenses related to the manufacturing of supplies for clinical activities, regulatory approvals, and pre-commercial inventory;
•expenses related to license fees, milestone payments, and development efforts under in-licensing agreements;
•expenses related to compliance with drug development regulatory requirements in the U.S. and other foreign jurisdictions; and
•expenses related to the development of new features and functionalities of OPUL® and services that are not eligible for capitalization;
Our research and development expenses (before stock-based compensation and depreciation and amortization) are subject to numerous uncertainties, primarily related to the timing and cost needed to complete our respective projects. In our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development cost (before stock-based compensation and depreciation and amortization) to be relatively consistent in the near term, primarily due to deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities as part of our disciplined capital allocation strategy. However, we will continue product development activities related to OPUL®, certain shared development costs with Teoxane related to future dermal filler innovations and indications, and other activities in pursuing the approval of our third party manufacturing partner sites.
When we conduct additional clinical trials, such as for our biosimilar program or additional DAXXIFY® therapeutic indications, we expect our research and development expenses (before stock-based compensation and depreciation and amortization) to increase. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.
For the year ended December 31, 2022, research and development expenses (before stock-based compensation and depreciation and amortization) decreased compared to the same period in 2021, primarily due to a decrease in clinical, regulatory and other research and development expense due to the deferral of the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities. The decrease was partially offset by an increase in manufacturing and quality control expenses incurred before the DAXXIFY® GL Approval.
Stock-based compensation
For the year ended December 31, 2022, stock-based compensation included in research and development expenses increased compared to the same period in 2021, primarily due to the initial recognition of stock-based compensation expense for the performance-based PSUs that were granted in early 2022 and for which the performance condition was achieved in September 2022, partially offset by stock-based compensation expense capitalized as inventory cost as well as a lower stock award fair value in research and development related functions.

Impairment Loss
Based on recent performance results and the current valuation of the broader payment sector, we concluded that it was more likely than not that the fair value of our Service reporting unit was less than its carrying amount; therefore, a quantitative goodwill impairment test was performed during the fourth quarter. This quantitative goodwill impairment test was performed by estimating the fair value of the reporting unit using the income approach, which was based on a discounted cash flow model and required the use of significant assumptions, including estimates of the revenue growth rates and discount rate. Based on the goodwill impairment test, we determined that the estimated fair value of the Service reporting unit was below the carrying value and, accordingly, we recognized a goodwill impairment charge of $69.8 million in our Service reporting unit for the year ended December 31, 2022 and was presented in impairment loss on the consolidated statement of operations and comprehensive loss.

Depreciation and Amortization
For the year ended December 31, 2022, depreciation and amortization increased compared to the same period in 2021, primarily due to $11.7 million incremental and accelerated amortization expense for our developed technology asset associated with the sunsetting of the HintMD Platform from general availability.

Net Non-Operating Income and Expense

	Years Ended December 31,		2022 vs. 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Interest income	$4,891	$337	$4,554	1,351%
Interest expense	(16,474)	(6,273)	$(10,201)	163%
Other expense, net	(2,181)	(698)	$(1,483)	212%
Total net non-operating expense	$(13,764)	$(6,634)	$(7,130)	107%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
For the year ended December 31, 2022, interest income increased compared to the same period in 2021, primarily due to a higher balances and higher interest rates.
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
For the year ended December 31, 2022, interest expense increased compared to the same period in 2021, primarily due to the contractual interest on the Notes Payable, which we began to incur in the first quarter of 2022, and our finance lease liability interest expense in 2022.
Other Expense, net
Other expense, net primarily consists of the change in the fair value of derivative liability, miscellaneous tax and other expense items. The derivative liability on our consolidated balance sheets is remeasured to fair value at each balance sheet date with the corresponding gain or loss recorded.

Income Taxes
We have only generated domestic pretax losses for the periods presented. For the year ended December 31, 2022, tax provision was $0.7 million related to foreign withholding taxes. There was no provision or benefit from income taxes for the year ended December 31, 2021.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	December 31,		Increase / (Decrease)
(in thousands)	2022	2021
Cash, cash equivalents, and short-term investments	$340,707	$225,071	$115,636
Working capital	$299,045	$178,828	$120,217
Stockholders’ equity	$12,600	$68,471	$(55,871)

Sources and Uses of Cash
We hold our cash, cash equivalents, and short-term investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for certain lower-risk holdings such as, but not limited to, money market accounts, commercial paper, and corporate bonds with high credit ratings of A-1 or AAA by a minimum of two major rating agencies. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of December 31, 2022 and 2021, we had cash, cash equivalents, and short-term investments of $340.7 million and $225.1 million, respectively, which represented an increase of $115.6 million. The increase was primarily due to the issuance of shares of common stock in connection with the follow-on offering, net of discounts and commissions of $216.2 million, issuance of the Notes Payable, net of debt discount of $98.2 million, issuance of shares of our common stock in connection with the at-the-market offering program, net of commissions, of $31.8 million and the proceeds from the exercise of stock options and the purchase of shares of our common stock under the 2014 ESPP of $4.8 million. These increases were primarily offset by cash used in operating activities of $193.0 million, finance lease prepayments of $19.8 million, principal payments of finance leases of $11.1 million, net settlement of restricted stock awards for employee taxes of $6.5 million, purchase of property and equipment of $3.2 million, and payments of debt issuance and offering costs of $2.0 million.
Our uses of cash and material cash commitments are summarized below under “Operating and Capital Expenditure Requirements.”

We derived the following summary of our consolidated statement of cash flows for the periods indicated from our audited consolidated financial statements included elsewhere in this Report:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(193,548)	$(221,538)
Investing activities	$(138,798)	$(29,665)
Financing activities	$331,694	$29,869

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
Cash used in operating activities during the year ended December 31, 2022 primarily consisted of approximately $265 million in expenditures related to overall operations, offset by over $100 million in net cash receipts from our product and service sales, working capital adjustments, and other non-cash adjustments. The increase in net cash used in operating activities during year ended December 31, 2022 compared to 2021 is primarily driven by the increased in revenue generated from our Products offset by expenditures in supporting company growth.
For the year ended December 31, 2021, net cash used in operating activities was $221.5 million, which was primarily due to personnel and compensation costs of approximately $122 million; professional services and consulting fees of approximately $90 million; rent, supplies and utilities expenses of approximately $56 million; clinical trials expenses of approximately $10 million; legal and other administrative expense of approximately $13 million; and the 2027 Notes interest paid of $5 million, offset by approximately $74.5 million from product and service revenue.
Cash Flows from Investing Activities
For the years ended December 31, 2022 and 2021, net cash used in investing activities was primarily driven by fluctuations in the timing of purchases and maturities of investments, purchases of property and equipment and prepayments for a finance lease.
Cash Flows from Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was driven by the proceeds from issuance of common stock in connection with follow-on offering, net of discounts and commissions, the issuance of the Notes Payable, net of debt discount, the ATM offering program, net of commissions, and proceeds from the exercise of stock options and the purchase of shares of our common stock under the 2014 ESPP. The inflows were offset by the principal payments on finance lease obligations, net settlement of RSAs for employee taxes and payments of debt issuance costs and offering costs.
For the year ended December 31, 2021, net cash provided by financing activities was driven by the ATM offering program, net of commissions, and proceeds from the exercise of stock options and the purchase of shares of our common stock under the 2014 ESPP. The inflows were offset by the net settlement of RSAs for employee taxes and payments of offering costs.

Follow-On Offering
During December 2019 and January 2020, we completed a follow-on offering, pursuant to which we issued an aggregate of 7.5 million shares of common stock at $17.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase $1.0 million additional shares of common stock, for net proceeds of $119.2 million, after underwriting discounts, commissions and other offering expenses, of which $103.6 million was received in December 2019 and $15.6 million was received in January 2020.
In September 2022, we completed the 2022 follow-on offering, pursuant to which we issued 9.2 million shares of common stock at an offering price of $25.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 1.2 million additional shares of common stock, for net proceeds of $215.9 million, after underwriting discounts, commission and other offering expenses.
Notes Payable
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche of Notes Payable to the Purchasers in an aggregate principal amount for all such Notes Payable of $100.0 million. Since the DAXXIFY® GL Approval, we are eligible to draw on the Second Tranche of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met, until September 18, 2023. In addition, the Third Tranche, in the aggregate amount of up to $100.0 million, is available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve-months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium Capital Management, LP.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
Initially, the Notes Payable bear interest at an annual fixed interest rate equal to 8.50%. If the Third Tranche of Notes Payable becomes committed, the Notes Payable will then bear interest at an annual rate equal to the sum of (i) 7.0% and (ii) Adjusted Three-Month LIBOR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on the Notes Payable, commencing on the last business day of the calendar month following the funding date thereof, and continuing until the last business day of each March, June, September and December through the Maturity Date. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger, we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the NPA Effective Date but on or prior to the second anniversary of the NPA Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
The Note Purchase Agreement includes affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also (i) maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times and (ii) upon the occurrence of certain specified events set forth in the Note Purchase Agreement, achieve at least $70.0 million of Consolidated Teoxane Distribution Net Product Sales on a trailing twelve-months basis. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and undergoing a change in control, in each case subject to certain exceptions.

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
The 2027 Notes may be converted at any time by the holders prior to the close of business on the business day immediately preceding November 15, 2026 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call any or all of the 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after November 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2027 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
ATM Programs
In November 2020, we entered into the 2020 ATM Agreement with Cowen. Under the 2020 ATM Agreement, we could offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $125.0 million. We were not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen was required to use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We paid Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimbursed legal fees and disbursements and provided Cowen with customary indemnification and contribution rights. For the year ended December 31, 2020, we sold 2.6 million shares of common stock under the 2020 ATM Agreement at a weighted average price of $27.18 per share resulting in net proceeds of $68.2 million after sales agent commissions and offering costs. For the year ended December 31, 2021, we sold 0.8 million shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share, resulting in net proceeds of $21.6 million after sales agent commissions and offering costs. From January 1, 2022 through May 10, 2022, we sold 1.7 million shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs. The 2020 ATM Agreement was terminated on May 10, 2022.
On May 10, 2022, we entered into the 2022 ATM Agreement with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. We are not obligated to sell any shares under the 2022 ATM Agreement. Subject to the terms and conditions of the 2022 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of both December 31, 2022 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.
Common Stock and Common Stock Equivalents
As of February 16, 2023, outstanding shares of common stock were 82.8 million, unvested RSUs and PSUs were 4.7 million, outstanding stock options were 4.6 million, unvested RSAs and PSAs were 1.9 million, and the number of underlying shares from the 2027 Notes at the initial conversion price is 8.9 million.
Operating and Capital Expenditure Requirements
Since our inception, most of our resources have been dedicated to the research, development, manufacturing development, regulatory approval and/or commercialization of our products and services. We only began generating revenue from commercial sales in July 2020 when we began to offer the HintMD Platform and in August 2020 when we launched the RHA® Collection of dermal fillers. Although we received DAXXIFY® GL Approval, we expect to continue to incur losses for the foreseeable future.

In October 2021, we took measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility as a result of the delay in the DAXXIFY® GL Approval from our initial expectation. These measures included but were not limited to: pausing non-critical hires; deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities; and deferring international regulatory and commercial investment for DAXXIFY®, with the exception of costs required to support our partnership with Fosun.

    Disciplined capital allocation continues to be a priority; however, we expect that we will continue to expend substantial resources for the foreseeable future to support the growth of the aesthetics portfolio in addition to preparing for the Company's potential entry into therapeutics with DAXXIFY® for the treatment of cervical dystonia and supporting our ongoing operations. In particular, we anticipate our expenses will increase in the near term as we expand our commercial sales team in the United States and invest resources in our sales and marketing strategy; seek approval of third-party manufacturing partners and invest in the manufacturing and supply of DAXXIFY® for commercialization; and seek approval of and prepare to commercialize DAXXIFY® for the treatment of cervical dystonia. In addition, we expect to make capital outlays in connection with our partnerships and Services business. In connection with the Teoxane Agreement, we must continue to make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum expenditures in connection with the commercialization of the RHA® Collection of dermal fillers. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of DAXXIFY® and any product candidate. We also anticipate expending resources to continue to support the onabotulinumtoxinA biosimilar and Fosun partnerships. Further, to grow the Services business, we plan to continue to develop OPUL® and other services that meet the needs of our customers. In the long term, in addition to the aforementioned expenditures, we anticipate our expenditures will include clinical programs for DAXXIFY® in other potential indications and international regulatory investments.

To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, sales of the RHA® Collection of dermal fillers and, in March 2022, we received proceeds from the First Tranche of the Note Purchase Agreement. Since the DAXXIFY® GL Approval, we are eligible to draw on the Second Tranche of $100.0 million in full until September 18, 2023 under the Note Purchase Agreement provided certain conditions are met. We believe that our existing capital resources, consisting of cash, cash equivalents, and short-term investments of $340.7 million, along with our ability to draw on the Second Tranche, will be sufficient to fund our operating plan through at least the next 12 months following the issuance of this Report. However, we may need to raise substantial additional financing in the future to fund our operations.

However, our estimates regarding the amounts necessary to accomplish our business objectives may be inaccurate, other unanticipated costs may arise and our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
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

Goodwill Impairment
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. All of the goodwill balance is associated with the Service reporting unit. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value, without consideration of any recoverability. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.
Based on recent performance results and the current valuation of the broader payment sector, we concluded that it was more likely than not that the fair value of our Service reporting unit was less than its carrying amount; therefore, a quantitative goodwill impairment test was performed during the fourth quarter. This quantitative goodwill impairment test was performed by estimating the fair value of the reporting unit using the income approach, which was based on a discounted cash flow model and required the use of significant assumptions, including estimates of the revenue growth rates and discount rate.
Based on the goodwill impairment test, we determined that the estimated fair value of the Service reporting unit was below the carrying value and, accordingly, we recognized a goodwill impairment charge of $69.8 million in our Service reporting unit for the year ended December 31, 2022 and was presented in impairment loss on the consolidated statement of operations and comprehensive loss.

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

Contractual Obligations
Lease Obligations
Operating Lease Obligations
As of December 31, 2022, we had operating lease obligations for real estate totaling $51.7 million, of which $7.6 million was attributed to short-term obligations, and the remainder was attributed to long-term obligations.
We also have the following lease obligations which we have entered into, but the accounting commencement date has not yet occurred. Accounting commencement occurs when the office space is made available to us after the completion of certain leasehold improvement work:
•In July 2021, we entered into the Second Amendment to the Nashville Lease, which provides for the expansion of the initial premises. The total remaining undiscounted basic rent payments currently determinable as of December 31, 2022 for the Expansion Premises are $16 million with an expected term to 2034. For details of the our Second Amendment to the Nashville Lease, refer to Part IV, Item 15. — “Notes to Consolidated Financial Statements—Note 9—Leases.”
•In January 2023, we entered into the Third Amendment to the Nashville Lease, which provides for the expansion of the current premises. The total undiscounted basic rent payments determinable for the Second Expansion Premises are approximately $6.9 million with an expected term to 2032. For details of the our Third Amendment to the Nashville Lease, refer to Part IV, Item 15. — “Notes to Consolidated Financial Statements—Note 17—Subsequent Events.”
Finance Lease Obligations
In January 2022, we had substantively obtained the right of control for the dedicated fill-and-finish-line and the associated lease, which triggered the classification of the ABPS Services Agreement as a finance lease. Under the ABPS Services Agreement, as of December 31, 2022, we are subject to short-term minimum purchase obligations of $0.7 million for 2023, and due to a May 2022 amendment to a statement of work under the ABPS Services Agreement, minimum purchase obligations of $30.0 million per year were eliminated, and instead the minimum purchase obligations are now based on available manufacturing weeks and are negotiated prior to the beginning of each year over the term of the agreement. Each party has the right to terminate the ABPS Services Agreement, without cause, with an 18-month written notice to the other party.
In January 2023, we entered into a second amendment to the above mentioned statement of work under the ABPS Agreement, and the minimum purchase obligations for fiscal year 2023 was set to be $23.9 million. The second amendment resolves the contingency for lease payments in 2023 with the minimum purchase obligation and such payments will increase the present value calculation in arriving at the remaining finance lease liabilities with a corresponding adjustment to the related right-of-use asset.
In April 2021, we entered into the LSNE Supply Agreement which contains a lease related to a dedicated fill-and-finish line and closely related assets for the manufacturing of DAXXIFY® under ASC 842. The embedded lease had not yet commenced as of December 31, 2022. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease. Pursuant to the LSNE Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Supply Agreement. Based on our best estimate as of December 31, 2022, our total short-term minimum commitment under the LSNE Supply Agreement will be $6.8 million for 2023, and our total long-term commitment will be $222.0 million in the aggregate until 2031. For details of the LSNE Supply Agreement as of December 31, 2022, refer to Part IV, Item 15. — “Notes to Consolidated Financial Statements—Note 9—Leases.”

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
As of December 31, 2022, our total obligation for the principal and interest of the 2027 Notes is $308.3 million over 5 years, of which $5.0 million consisted of short-term obligations and the remainder consisted of long term obligations. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements—Note 10—Debt — Convertible Senior Notes” for details of the convertible senior notes.
Note Purchase Agreement
In March 2022, we issued the First Tranche of the Notes Payable under the Note Purchase Agreement, and the Notes Payable bear interest at an annual fixed interest rate equal to 8.50%. We are required to make quarterly interest payments on each Notes Payable issued under the Note Purchase Agreement commencing on the last business day of the calendar month following the funding date thereof, and continuing until the last business day of each March, June, September and December through the Maturity Date. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger, we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the NPA Effective Date but on or prior to the second anniversary of the NPA Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
As of December 31, 2022, our total obligation for the principal and interest of the Notes Payable is $131.2 million over four years, of which $8.6 million consisted of short-term obligations and the remainder consisted of long term obligations. Refer to Part I, Item 1. “Consolidated Financial Statements (Unaudited)—Notes to Consolidated Financial Statements (Unaudited) —Note 10—Debt” for details of the Notes Payable.
Purchase Commitments
Under the Teoxane Agreement, as amended in September 2020, November 2020 and December 2022, we are required to meet certain minimum purchase obligations during each year of the term and are required to meet certain minimum expenditure requirements in connection with commercialization efforts. Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, or for our breach of the exclusivity obligations under the Teoxane Agreement.

Our minimum purchase obligation for the years ended December 31, 2023 and December 31, 2024 will be $40 million and $52 million, respectively. Minimum purchase obligations after December 31, 2024 will be determined at a later date. We are also required to meet certain minimum expenditure requirements in connection with commercialization efforts. Our minimum expenditures related to the commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products for the years ended December 31, 2023 and 2024 will be $34 million and $36 million, respectively. Minimum expenditures related to the commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products after December 31, 2024 will be determined at a later date. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 15—Commitments and Contingencies” for details of the Teoxane Agreement.
Contingencies
We have the following milestone or royalty payments, which may become payable to third parties under agreements. The timing and likelihood of such payments are not currently known.
As of December 31, 2022, we are obligated to pay BTRX up to a remaining $15.5 million upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 15—Commitments and Contingencies” for details of the BTRX Purchase Agreement.

Recent Accounting Pronouncements
Please refer to Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 2—Summary of Significant Accounting Policies” in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. We had cash, cash equivalents, and short-term investments of $340.7 million and $225.1 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, our cash, cash equivalents, and short-term investments were held in deposit, U.S. treasury securities, money market funds, commercial paper corporate bonds, and U.S. government agency obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A hypothetical 10% relative change in interest rates would not be expected to have a material impact on our consolidated financial statements. We mitigate market risk for changes in interest rates by investing a portion of our short-term investments in fixed rate securities.
Foreign Exchange
Our operations are primarily conducted in the U.S. using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2022, and 2021, are included in other expense in the consolidated statement of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements are set forth beginning on page F-5 in this Report and are incorporated herein by reference.

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
Our management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022, the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this Report.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on pages F2-F4 in Part IV, Item 15 in this Report.

Changes in Internal Control Over Financial Reporting
For the three months ended December 31, 2022, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference are “Executive Compensation” (excluding the information under the subheading “Pay versus Performance”), “Non-Employee Director Compensation,” and “Executive Compensation – Compensation Discussion and Analysis – Report of the Compensation Committee of the Board” to be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference are “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference are “Transactions with Related Persons” and “Board Matters – Independence of the Board,” to be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” to be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates

PART IV

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
(3)Exhibits: See Item 15(b) below.
(b)Exhibits. The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated May 18, 2020, by and among Revance Therapeutics, Inc., Heart Merger Sub, Inc., Hint, Inc. and Fortis Advisors LLC, as the Securityholders’ Representative (included as Annex A to the prospectus/information statement)	S-4	333-239059	2.1	June 10, 2020	—
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 22, 2021	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
4.4	Description of Registrant’s Securities	—	—	—	—	X
10.1*	Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.3	December 31, 2013	—
10.2*	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.4	December 31, 2013	—
10.3*	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014	—
10.4*	Form of Restricted Stock Unit Award Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-8	333-263099	99.2	February 28, 2022	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5*	Form of Stock Option Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-Q	001-36297	10.3	November 10, 2015	—
10.6*	Form of Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-K	001-36297	10.6	February 25, 2021	—
10.7*	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014	—
10.8*	Form of Indemnity Agreement by and between Revance Therapeutics, Inc. and each of its officers and directors	S-1/A	333-193154	10.8	January 27, 2014	—
10.9*	Revance Therapeutics, Inc. Amended and Restated 2014 Inducement Plan	10-Q	001-36297	10.2	November 9, 2020	—
10.10*	Form of Stock Option Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-Q	001-36297	10.5	November 10, 2015	—
10.11*	Form of Restricted Stock Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-K	001-36297	10.11	February 25, 2021	—
10.12*	Form of Restricted Stock Unit Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	—	—	—	—	X
10.13*	Hint, Inc. 2017 Equity Incentive Plan	S-8	333-240061	99.2	July 24, 2020	—
10.14	Lease Agreement dated March 31, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.9	December 31, 2013	—
10.15	First Amendment to Office Lease dated April 7, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.10	December 31, 2013	—
10.16	Second Amendment to Office Lease and Lease dated May 17, 2010 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.11	December 31, 2013	—
10.17	Third Amendment to Lease dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014	—
10.18	Fourth Amendment to Lease dated May 10, 2018, by and between Revance Therapeutics, Inc. and BMR-Pacific Research Center LP.	8-K	001-36297	10.1	May 11, 2018	—
10.19	Fifth Amendment to Lease dated July 1, 2020, by and between Revance Therapeutics, Inc. and BMR-Pacific Research Center LP.	10-Q	001-36297	10.1	August 6, 2020	—
10.20	Office Lease dated November 19, 2020, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	8-K	001-36297	10.1	November 20, 2020	—
10.21	Amendment to Lease dated January 4, 2021, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	10-K	001-36297	10.20	February 25, 2021	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22+++	Second Amendment to Lease dated July 1, 2021 by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	10-Q	001-36297	10.1	November 9, 2021	—
10.23+	License and Service Agreement dated February 8, 2007, by and between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.15	December 31, 2013	—
10.24+	First Addendum to the License and Service Agreement dated April 21, 2009, by and between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	S-1	333-193154	10.16	December 31, 2013	—
10.25++	Second Addendum to License and Service Agreement dated March 2, 2021, by and between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	10-Q	001-36297	10.2	May 10, 2021	—
10.26++	Third Addendum to License and Service Agreement dated December 9, 2021, by and between Revance Therapeutics, Inc. and List E, LLC	10-Q	001-36297	10.3	May 10, 2022	—
10.27+	Development and Supply Agreement dated December 11, 2009, by and between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.18	December 31, 2013	—
10.28+	First Amendment to Development and Supply Agreement dated May 29, 2013 by and between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.20	December 31, 2013	—
10.29+	Second Amendment to Development and Supply Agreement dated August 31, 2015, by and between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	10-Q	001-36297	10.1	November 10, 2015	—
10.30*	Revance Therapeutics, Inc. Executive Severance Benefit Plan, Amended and Restated effective October 13, 2019	10-Q	001-36297	10.3	November 4, 2019	—
10.31*	Revance Therapeutics, Inc. 2023 Management Bonus Plan	—	—	—	—	X
10.32*	Executive Employment Agreement dated December 14, 2015 by and between Revance Therapeutics, Inc. and Abhay Joshi	10-K	001-36297	10.34	March 4, 2016	—
10.33*	Executive Employment Agreement dated November 5, 2018 by and between Revance Therapeutics, Inc. and Tobin Schilke	10-K	001-36291	10.37	February 28, 2019	—
10.34+++#	Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated March 14, 2017, by and between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	10-Q	001-36297	10.4	May 9, 2017	—
10.35++	Amendment No. 1 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated December 18, 2020, by and between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	10-K	001-36297	10.31	February 25, 2021	—
10.36+	Collaboration and License Agreement dated February 28, 2018 by and between Revance Therapeutics, Inc. and Mylan Ireland Ltd.	10-Q	001-36297	10.1	May 9, 2018	—
10.37++	Amendment #1 to the Collaboration and License Agreement dated August 22, 2019, by and between Revance Therapeutics, Inc. and Mylan Ireland Ltd.	10-Q	001-36297	10.1	November 4, 2019	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38+	License Agreement dated December 4, 2018, by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	10-K	001-36291	10.42	February 28, 2019	—
10.39	Letter Amendment to the License Agreement dated January 8, 2020, by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	10-K	001-36291	10.35	February 25, 2021	—
10.40*	Executive Employment Agreement dated October 13, 2019, by and between Revance Therapeutics, Inc. and Mark J. Foley	10-Q	001-36297	10.4	November 4, 2019	—
10.41*	Executive Employment Agreement dated December 1, 2019, by and between Revance Therapeutics, Inc. and Dustin Sjuts	10-K	001-36297	10.40	February 26, 2020	—
10.42*	Executive Employment Agreement dated February 17, 2020, by and between Revance Therapeutics, Inc. and Dwight Moxie	10-K	001-36297	10.42	February 26, 2020	—
10.43++	Exclusive Distribution Agreement dated January 10, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-K	001-36297	10.43	February 26, 2020	—
10.44++	First Amendment to Exclusive Distribution Agreement dated September 1, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-Q	001-36297	10.5	November 9, 2020	—
10.45+	Second Amendment to Exclusive Distribution Agreement dated November 18, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-Q	001-36297	10.1	November 8, 2022	—
10.46+++	Third Amendment to Exclusive Distribution Agreement dated December 22, 2022, by and between Revance Therapeutics, Inc. and Teoxane SA	—	—	—	—	X
10.47*	Separation Agreement dated October 7, 2021 by and between Revance Therapeutics, Inc. and Aubrey Rankin	10-K	001-36297	10.44*	February 28, 2022	—
10.48*	Separation Agreement dated February 25, 2022, by and between Revance Therapeutics, Inc. and Abhay Joshi	10-Q	001-36297	10.2	May 10, 2022	—
10.49*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36297	10.1	May 10, 2021	—
10.50+++	Commercial Supply Agreement dated April 6, 2021, by and between Revance Therapeutics, Inc. and Lyophilization Services of New England, Inc.	10-Q	001-36297	10.1	August 5, 2021	—
10.51+++	Note Purchase Agreement dated March 18, 2022 among Revance Therapeutics, Inc., certain subsidiaries of Revance Therapeutics, Inc., Athyrium Buffalo LP and the purchasers from time to time party thereto	10-Q	001-36297	10.4	May 10, 2022	—
21.1	List of Subsidiaries of the Registrant	10-K	001-36297	21.1	February 28, 2022	—
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	Inline XBRL Instance Document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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
†     The certifications attached as Exhibit 32.1 and 32.2 that accompany this Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Revance Therapeutics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

REVANCE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Revance Therapeutics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Revance Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2021.
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
Goodwill Impairment Assessment – Service Reporting Unit
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s goodwill balance was $77.2 million as of December 31, 2022, and the goodwill balance is associated with the Service reporting unit. Management conducts an impairment test in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value. Management performed a quantitative goodwill impairment test during the fourth quarter. This quantitative goodwill impairment test was performed by estimating the fair value of the reporting unit using the income approach, which was based on a discounted cash flow model and required the use of significant assumptions, including estimates of the revenue growth rates and discount rate. Based on the goodwill impairment test, management determined that the estimated fair value of the Service reporting unit was below the carrying value. Accordingly, management recognized a goodwill impairment charge of $69.8 million related to the Service reporting unit.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Service reporting unit is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Service reporting unit. These procedures also included, among others (i) testing management’s process for estimating the fair value of the Service reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and discount rate. Evaluating management’s assumption related to the revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Service reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2023
We have served as the Company’s auditor since 2005.

REVANCE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,965	$110,623
Short-term investments	231,742	114,448
Accounts receivable, net	11,339	3,348
Inventories	18,325	10,154
Prepaid expenses and other current assets	4,356	7,544
Total current assets	374,727	246,117
Property and equipment, net	22,139	24,661
Goodwill	77,175	146,964
Intangible assets, net	27,004	55,334
Operating lease right-of-use assets	39,223	44,340
Finance lease right-of-use asset	6,393	—
Restricted cash	6,052	5,046
Finance lease prepaid expense	27,500	7,700
Other non-current assets	1,687	1,001
TOTAL ASSETS	$581,900	$531,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,546	$10,603
Accruals and other current liabilities	59,357	39,558
Deferred revenue, current	6,867	9,362
Finance lease liability, current	669	—
Operating lease liabilities, current	4,243	4,746
Derivative liability	—	3,020
Total current liabilities	75,682	67,289
Debt, non-current	379,374	280,635
Deferred revenue, non-current	78,577	74,152
Operating lease liabilities, non-current	34,182	39,131
Other non-current liabilities	1,485	1,485
TOTAL LIABILITIES	569,300	462,692
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 82,385,810 and 71,584,057 shares issued and outstanding as of December 31, 2022 and 2021, respectively	82	72
Additional paid-in capital	1,767,266	1,466,369
Accumulated other comprehensive loss	(374)	(18)
Accumulated deficit	(1,754,374)	(1,397,952)
TOTAL STOCKHOLDERS’ EQUITY	12,600	68,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,900	$531,163
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Product revenue	$118,131	$70,820	$12,877
Collaboration revenue	7,444	5,655	2,031
Service revenue	6,990	1,323	417
Total revenue	132,565	77,798	15,325
Operating expenses:
Cost of product revenue (exclusive of depreciation and amortization)	44,414	23,125	4,758
Cost of service revenue (exclusive of amortization)	7,253	285	11
Selling, general and administrative	223,934	198,821	151,846
Research and development	101,286	116,255	125,795
Impairment loss	69,789	—	—
Depreciation and amortization	27,847	13,988	6,077
Total operating expenses	474,523	352,474	288,487
Loss from operations	(341,958)	(274,676)	(273,162)
Interest income	4,891	337	4,322
Interest expense	(16,474)	(6,273)	(15,148)
Other expense, net	(2,181)	(698)	(721)
Loss before income taxes	(355,722)	(281,310)	(284,709)
Income tax benefit (provision)	(700)	—	2,620
Net loss	(356,422)	(281,310)	(282,089)
Unrealized loss	(356)	(18)	(3)
Comprehensive loss	$(356,778)	$(281,328)	$(282,092)
Basic and diluted net loss	$(356,422)	$(281,310)	$(282,089)
Basic and diluted net loss per share	$(4.90)	$(4.17)	$(4.86)
Basic and diluted weighted-average number of shares used in computing net loss per share	72,713,340	67,507,818	58,009,162
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

			Additional Paid-In Capital	Other Accumulated Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance — December 31, 2019	52,374,735	52	$1,069,639	3	$(844,204)	$225,490
Issuance of common stock in connection with the HintMD Acquisition	7,756,765	8	188,082	—	—	188,090
Issuance of RSAs and PSAs, net of cancellations	2,602,890	2	(2)	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs	2,585,628	2	68,154	—	—	68,156
Issuance of common stock in connection with the Teoxane Agreement	2,500,000	3	43,397	—	—	43,400
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	975,000	1	15,536	—	—	15,537
Issuance of common stock upon exercise of stock options and warrants	635,966	1	5,247	—	—	5,248
Issuance of common stock relating to employee stock purchase plan	94,205	—	1,644	—	—	1,644
Equity component of convertible senior notes, net of transaction costs	—	—	108,510	—	—	108,510
Shares withheld related to net settlement of RSAs	(346,523)	—	(8,441)	—	—	(8,441)
Capped call transactions related to the issuance of convertible senior notes	—	—	(28,865)	—	—	(28,865)
Stock-based compensation	—	—	37,613	—	—	37,613
Unrealized loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(282,089)	(282,089)
Balance — December 31, 2020	69,178,666	69	1,500,514	—	(1,126,293)	374,290
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(108,509)	—	9,651	(98,858)
Issuance of common stock upon exercise of stock options	965,462	1	12,922	—	—	12,923
Issuance of RSAs and PSAs, net of cancellations	781,720	1	(1)	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs	761,526	1	21,553	—	—	21,554
Issuance of common stock relating to employee stock purchase plan	204,004	—	3,765	—	—	3,765
Shares withheld related to net settlement of RSAs	(307,321)	—	(8,185)	—	—	(8,185)
Stock-based compensation	—	—	44,310	—	—	44,310
Unrealized loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(281,310)	(281,310)
Balance — December 31, 2021	71,584,057	72	1,466,369	(18)	(1,397,952)	68,471

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity— (Continued)
(In thousands, except share amounts)

			Additional Paid-In Capital	Other Accumulated Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	9,200,000	9	215,852	—	—	215,861
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,734,853	1	31,585	—	—	31,586
Issuance of common stock relating to employee stock purchase plan	322,727	—	3,856	—	—	3,856
Issuance of common stock upon exercise of stock options	181,902	—	964	—	—	964
Shares withheld related to net settlement of RSAs	(341,799)	—	(6,496)	—	—	(6,496)
Cancellation of RSAs, net of issuance	(295,930)	—	—	—	—	—
Stock-based compensation	—	—	54,788	—	—	54,788
Unrealized loss	—	—	—	(356)	—	(356)
Other	—	—	348	—	—	348
Net loss	—	—	—	—	(356,422)	(356,422)
Balance — December 31, 2022	82,385,810	$82	$1,767,266	$(374)	$(1,754,374)	$12,600

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(356,422)	$(281,310)	$(282,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	52,340	43,434	36,453
Depreciation and amortization	33,732	19,853	10,250
Impairment loss	69,789	—	—
Amortization of finance lease right-of-use asset	5,414	—	—
Amortization of debt discount and issuance costs	1,880	1,250	10,726
Amortization of premium (discount) on investments	(2,176)	89	(1,423)
Non-cash in-process research and development	—	—	11,184
Income tax benefit	—	—	(2,720)
Other non-cash operating activities	1,230	(80)	(855)
Changes in operating assets and liabilities:
Accounts receivable	(7,990)	(1,519)	(1,736)
Inventories	(6,008)	(4,278)	(5,876)
Prepaid expenses and other current assets	3,596	(1,751)	912
Lease right-of-use assets	(6,691)	(14,708)	(3,101)
Other non-current assets	(602)	333	335
Accounts payable	(5,448)	(1,824)	4,425
Accruals and other liabilities	15,564	6,825	13,484
Deferred revenue	1,930	(1,631)	29,286
Lease liabilities	6,314	12,294	2,243
Other non-current liabilities	—	1,485	—
Net cash used in operating activities	(193,548)	(221,538)	(178,502)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(347,966)	(183,590)	(259,304)
Finance lease prepayments	(19,800)	(7,700)	—
Purchases of property and equipment	(3,210)	(10,375)	(4,098)
Proceeds from maturities of investments	232,178	172,000	259,500
Proceeds from sale of investments	—	—	16,969
Cash paid for HintMD Acquisition, net	—	—	(818)
Purchase of intangible assets	—	—	(118)
Net cash provided by (used in) investing activities	(138,798)	(29,665)	12,131

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with follow-on offering, net of discounts and commissions	216,200	—	15,581
Proceeds from issuance of notes payable, net of debt discount	98,150	—	—
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	31,814	21,706	68,367
Proceeds from the exercise of stock options, common stock warrants and employee stock purchase plan	4,820	16,688	6,892
Principal payments on finance lease obligations	(11,097)	—	—
Taxes paid related to net settlement of RSAs and PSAs	(6,496)	(8,185)	(8,441)
Other financing activities	348	—	—
Proceeds from issuance of convertible senior notes	—	—	287,500
Payment of capped call transactions	—	—	(28,865)
Payment of debt issuance costs and offering costs	(2,045)	(340)	(9,550)
Net cash provided by financing activities	331,694	29,869	331,484
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(652)	(221,334)	165,113
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	115,669	337,003	171,890
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$115,017	$115,669	$337,003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$12,231	$5,031	$2,530
Cash paid for income taxes	$700	$—	$100
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Capitalized stock-based compensation	$2,448	$876	$1,160
Property and equipment purchases included in accounts payable and accruals	$99	$660	$904
Issuance of common stock and awards assumed in connection with the HintMD Acquisition	$—	$—	$188,090
Issuance of common stock in connection with the Teoxane Agreement	$—	$—	$43,400

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. The Company
Overview
Revance is a biotechnology company focused on developing and commercializing innovative aesthetic and therapeutic offerings. Revance’s aesthetics portfolio includes DAXXIFY® (DaxibotulinumtoxinA-lanm) for injection, the RHA® Collection of dermal fillers from Teoxane and OPUL®, a relational commerce platform for aesthetic practices. Revance has also partnered with Viatris to develop a biosimilar to BOTOX®, which would compete in the existing short-acting neuromodulator marketplace. Revance’s therapeutics pipeline is currently focused on muscle movement disorders, including evaluating DAXXIFY® in two debilitating conditions, cervical dystonia and upper limb spasticity.
Liquidity and Financial Condition
Since our inception, most of our resources have been dedicated to the research, development, manufacturing development, regulatory approval and/or commercialization of our products and services. We only began generating revenue from commercial sales in July 2020 when we began to offer the HintMD Platform and in August 2020 when we launched the RHA® Collection of dermal fillers. Although we received DAXXIFY® GL Approval, we expect to continue to incur losses for the foreseeable future.

For the year ended December 31, 2022, we had a net loss of $356.4 million. As of December 31, 2022, we had a working capital surplus of $299.0 million and an accumulated deficit of $1.8 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, sales of the Products and, in March 2022, we received the proceeds from notes issued in an aggregate principal amount of $100.0 million pursuant to the Note Purchase Agreement. As of December 31, 2022, we had capital resources of $340.7 million consisting of cash, cash equivalents, and short-term investments. Since the DAXXIFY® GL Approval, we are eligible to draw on the Second Tranche of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met. We may also sell up to $150.0 million of our common stock under the 2022 ATM Agreement. Based on our updated evaluation of our ability to continue as a going concern, we have concluded that the factors which previously raised substantial doubt about our ability to continue as a going concern no longer exist as of the issuance date of this Report. We believe that our existing capital resources, along with our ability to draw on the Second Tranche, will be sufficient to fund the operating plan through at least the next 12 months following the issuance of the consolidated financial statements.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with U.S. GAAP. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, the fair value of assets and liabilities assumed in business combinations, the incremental borrowing rate used to measure lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, the period of benefit associated with deferred costs, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, accruals for clinical trial costs, valuation and assumptions underlying stock-based compensation and other equity instruments, the fair value of derivative liability, and income taxes.
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
Risks and Uncertainties
Impact of the COVID-19 Pandemic and Macroeconomic Environment on Our Operations
The COVID-19 pandemic has negatively affected global economic activity, our commercialization activities, the timing of the regulatory process for DAXXIFY® GL Approval, our initial supply and launch timing of the RHA® Collection of dermal fillers, research and development activities and our ability to maintain on-site operations. While we have seen a general return toward more normalized levels for aesthetic procedures and many of the effects and consequences of the COVID-19 pandemic subsided during the year ended December 31, 2022, the full extent of the impact of the COVID-19 pandemic on our future operational and financial performance is unknown.
Additionally, the U.S. and global financial markets have recently experienced significant volatility, which has led to disruptions to commerce and pricing stability, impacts to foreign exchange rates, labor shortages, global inflation, higher interest rates and supply chain disruptions. Due to current inflationary pressures, we have experienced higher costs throughout our business, which we expect may continue during 2023.
The ultimate impact of the COVID-19 pandemic and global economic conditions is highly uncertain and we do not yet know the full extent of potential delays or impacts on our regulatory process, our manufacturing operations, supply chain, end user demand for our Products and Services, commercialization efforts, business operations, clinical trials and other aspects of our business and the aesthetics industry, the healthcare systems or the global economy as a whole.
Concentration of Business Risk
We rely on a limited number of third-party suppliers for the manufacturing of DAXXIFY®. In particular, we outsource the manufacture of bulk peptide through an agreement with a single supplier.
In order to meet anticipated commercial demand, we plan to manufacture DAXXIFY® in our Northern California manufacturing facility and through ABPS, if approved. We submitted a PAS for the ABPS manufacturing facility, and in October 2022, the FDA accepted our PAS submission.

Our product revenue relies on one third-party distributor for each product.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Restricted Cash
As of December 31, 2021, a deposit totaling $5.0 million was restricted from withdrawal. This amount included a $4.3 million deposit balance related to letters of credit. The remaining $0.7 million related to securing our facility leases and will remain until the end of the leases. As of December 31, 2022, a deposit totaling $6.1 million was restricted from withdrawal. We had a $5.4 million deposit balance related to letters of credit. The remaining $0.7 million related to securing our facility leases and will remain until the end of the leases. These balances were included in restricted cash on the accompanying consolidated balance sheets and within the cash, cash equivalents, and restricted cash balance on the consolidated statement of cash flows.
Accounts receivable, net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of December 31, 2022 and 2021 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of estimated product returns which are not material.
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
Inventories
Inventories consist of raw materials, work in process, and finished goods held for sale to customers. Cost is determined using the first-in-first-out method. Inventory costs include raw materials, labor, quality control, and overhead associated with the cost of production. Inventory valuation reserves are established based on a number of factors including, but not limited to, inventory not conforming to product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves, may require judgment. No inventory valuation reserves have been recorded for any periods presented.
Products manufactured at a third-party contract manufacturer site prior to that site’s regulatory approval may be capitalized as inventory when the future economic benefit is deemed probable. A number of factors are considered in determining probability, including the historical experience of achieving regulatory approvals for the manufacturing process, the progress along the approval process, the shelf life of the product, and any other impediments identified. If the criteria for capitalizing inventory are not met, the pre-approval manufacturing costs of products are recognized as research and development expense in the period incurred.

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
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Computer equipment, lab equipment and furniture, fixtures and vehicles, and manufacturing equipment is depreciated generally over three years, five years, and seven years, respectively. Leasehold improvements are depreciated over the lesser of fifteen years or the term of the lease. The cost of maintenance and repairs is expensed as incurred.
Internal-use software, whether purchased or developed, is capitalized at cost and amortized using the straight-line method over its estimated useful life, which is generally three years. Costs associated with internally developed software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they provide additional functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of internal-use software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
For our real estate operating leases, rent expense is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss. In addition to rent, the real estate operating leases may require us to pay additional amounts for variable lease costs which includes taxes, insurance, maintenance, and other expenses, and the variable lease costs are generally referred to as non-lease components. Variable lease cost related to our operating leases are expensed as incurred. For real estate operating leases, we have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component.
For our finance lease for a manufacturing fill-and-finish line, interest expense is recognized using the effective interest method. For finance leases, the interest expense on the lease liability and the amortization of the right-of-use asset is presented in a manner consistent with how we present other interest expense and depreciation and amortization of similar assets. For our manufacturing fill-and-finish line asset group, we have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component. Variable lease costs related to our finance lease are expensed as incurred.
Impairment of Long-lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. Events and changes in circumstances considered important that could result in an impairment review of long-lived assets include (i) a significant decrease in the market price of a long-lived asset; (ii) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and (vi) a current expectation that, more likely than not (more than 50%), a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected from the use and eventual disposition of the long-lived assets over their remaining estimated useful lives. If the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the long-lived assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the long-lived assets exceeds the fair value. Fair value is generally measured based on discounted cash flow analysis.
Goodwill and Impairment
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. All of the goodwill balance is associated with the Service reporting unit. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value, without consideration of any recoverability. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.
A quantitative goodwill impairment test was performed in the fourth quarter of 2022 and refer to Note 6 for our goodwill impairment details and financial statement impact for the year ended December 31, 2022.

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
Clinical Trial Accruals
Clinical trial costs are charged to research and development expense as incurred. We accrue for expenses resulting from contracts with CROs, consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid expense, which will be expensed as services are rendered.
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
We currently generate product revenue from the sale of our Products, service revenue from payment processing and subscriptions to the platform, and collaboration revenue from an onabotulinumtoxinA biosimilar program with Viatris and Fosun.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Product Revenue
Our product revenue is recognized from the sale our Products to our customers. We sell our Products to our customers through our third-party distributor and maintain control throughout the sales transactions as the principal. We recognize revenue from product sales when control of the product transfers, generally upon delivery, to the customers in an amount that reflects the consideration we received or expect to receive in exchange for those goods as specified in the customer contract. We accept product returns under limited circumstances which generally include damages in transit or ineffective product. Service fees paid to the distributor associated with product logistics are accounted for as fulfillment costs and are included in cost of product revenue in the accompanying statements of operations and comprehensive loss.
Service Revenue
We generate service revenue from charging certain customers subscription-based and payment processing fees through the Fintech Platform. Generally, our contracts with customers are considered to be auto-renewed monthly unless cancelled and to have a term of one month.
Subscription-based fees are charged monthly for the use of our platform and on a per-consumer account basis for consumers actively enrolled in the subscription payment program. We typically invoice our customers for subscription-based services monthly in arrears. Our arrangements for subscription services typically consist of an obligation to provide services to the customers on a when and if needed basis (a stand-ready obligation), and revenue is recognized from the satisfaction of the performance obligations ratably over each month, as we provide the platform services to customers.
We currently work with third-party partners to provide payment processing services. Payment processing services are charged on a rate per transaction basis (usage-based fees), with no minimum usage commitments. As we are the accounting agent for arrangement under the HintMD Platform, we recognize revenue generated from these transactions on a net basis. Conversely, we are the PayFac for the arrangements under the OPUL® platform and are considered as the accounting principal, and the associated service revenue generated from the same transactions are recognized on a gross basis.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
contract. We also consider the capabilities of the collaboration partner regarding these promised goods or services and the availability of the associated expertise in the general marketplace. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until we identify a bundle of goods or services that is distinct.
To estimate transaction price, which could include fixed consideration or variable consideration, ASC 606 provides two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The method selected can vary between contracts and is not a policy election; however, once determined, the method should be consistently applied throughout the life of the contract.
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
At the end of each subsequent reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
Research and Development Expense
Research and development expense are charged to operations as incurred. Research and development expense include, but are not limited to, personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs incurred before probable FDA approval, consulting costs and allocated overhead, including rent, equipment, depreciation, and utilities. Assets acquired that are utilized in research and development that have no alternative future use are also expensed as incurred.
Advertising Expense
Cost related to advertising are expensed as incurred and included within selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. Advertising expense was $5.1 million, $6.2 million and $10.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Income Taxes
We account for current and deferred income taxes by assessing and reporting tax assets and liabilities in our consolidated balance sheet and our statement of operations and comprehensive loss. We estimate current income tax exposure and temporary differences which result from differences in accounting under U.S. GAAP and tax purposes for certain items,

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets or liabilities. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the consolidated statements of operations and comprehensive loss become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. Likewise, deferred tax liabilities represent future tax liabilities to be settled when certain amounts of income previously reported in the consolidated statements of operations and comprehensive loss become realizable income under applicable income tax laws.
We measure deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provide a valuation allowance against deferred tax assets when we cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that its net deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance against the net deferred tax assets as of December 31, 2022 and 2021. We intend to maintain such a valuation allowance until sufficient evidence exists to support its reversal.
When foreign income is received in which a foreign withholding tax is required, we treat the withheld amount as a current income tax expense in the period in which the funds are received.
We recognize tax benefits from uncertain tax positions only if it expects that its tax positions are more likely than not that they will be sustained, based on the technical merits of the positions, on examination by the jurisdictional tax authority. We recognize any accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.
Stock-based Compensation
We have the following stock-based awards under our equity compensation plans:
•Stock options;
•RSAs;
•RSUs;
•Performance-based PSAs;
•Performance-based PSUs;
•Market-based PSAs;
•Market-based PSUs; and
•The 2014 ESPP.
We measure our stock-based awards using the estimated grant-date fair values. For stock options issued and shares purchased under the 2014 ESPP, fair values are determined using the Black-Scholes option pricing model. For RSAs, RSUs, performance-based PSAs, and performance-based PSUs, the grant-date fair values are the closing prices of our common stocks on the grant dates. For market-based PSAs and market-based PSUs, fair values are determined using the Monte-Carlo simulation model.
For stock options, RSAs, RSUs, market-based PSAs and market-based PSUs, the fair value is recognized as compensation expense over the requisite service period (generally the vesting period). For performance-based PSAs, and performance-based PSUs, the fair value is recognized as compensation expense when the performance condition is probable of achievement.
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
Recent Accounting Pronouncements
We continue to monitor new accounting pronouncements issued by the FASB and do not believe any of the recently issued accounting pronouncements will have an impact on our consolidated financial statements or related disclosures.

3. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 16). The following tables present our revenue disaggregated by timing of transfer of goods or services:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Transferred at			Transferred at			Transferred at
(in thousands)	a point in time	over time	Total	a point in time	over time	Total	a point in time	over time	Total
Product revenue	$118,131	$—	$118,131	$70,820	$—	$70,820	$12,877	$—	$12,877
Collaboration revenue	—	7,444	7,444	—	5,655	5,655	—	2,031	2,031
Service revenue	401	6,589	6,990	567	756	1,323	126	291	417
Total	$118,532	$14,033	$132,565	$71,387	$6,411	$77,798	$13,003	$2,322	$15,325
Product Revenue
Product revenue breakdown is summarized as below:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Product:
RHA® Collection of dermal fillers	$107,156	$70,820	$12,877
DAXXIFY®	10,975	—	—
Total product revenue	$118,131	$70,820	$12,877
Receivables and contract liabilities from contracts with our product customers are as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Receivables:
Accounts receivable, net	$10,966	$3,297
Total accounts receivable, net	$10,966	$3,297

Contract liabilities:
Deferred revenue, current	$705	$1,331
Total contract liabilities	$705	$1,331

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Collaboration Revenue
Viatris Agreement
Agreement Terms
We entered into the Viatris Agreement in February 2018, pursuant to which we are collaborating with Viatris exclusively, on a world-wide basis (excluding Japan), to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of December 31, 2022, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We re-evaluate the transaction price at each reporting period. We estimated the transaction price for the Viatris Agreement using the most likely amount method. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Agreement are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Agreement. As of December 31, 2022, the transaction price allocated to the unfulfilled performance obligations was $85.2 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development services to be provided for the development period. For revenue recognition purposes, the development period is estimated to be completed in 2026. It is possible that this period will change and is assessed at each reporting date.
For the year ended December 31, 2022, 2021, and 2020, we recognized revenue related to development services of $7.1 million, $5.7 million and $2.0 million, respectively.
Fosun License Agreement
Agreement Terms
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DAXXIFY® in the Fosun Territory and certain sublicense rights.
As of December 31, 2022, Fosun has paid us non-refundable upfront and other payments totaling $38.0 million before foreign withholding taxes. We are also eligible to receive (i) additional remaining contingent payments of up to $222.5 million upon the achievement of certain milestones, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of December 31, 2022, the transaction price allocated to unfulfilled performance obligation is $38.0 million.
For the year ended December 31, 2022, we recognized revenue from the Fosun License Agreement of $0.3 million. No material revenue was recognized from the Fosun License Agreement for the years ended December 31, 2021 and 2020.
Receivables and contract liabilities from contracts with our collaboration customers are as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Receivables:
Accounts receivable, net — Fosun	$315	$—
Total accounts receivable, net	$315	$—

Contract liabilities:
Deferred revenue, current — Viatris	$6,162	$7,927
Total contract liabilities, current	$6,162	$7,927

Deferred revenue, non-current — Viatris	$40,600	$43,157
Deferred revenue, non-current — Fosun	37,977	30,995
Total contract liabilities, non-current	$78,577	$74,152
Changes in our contract liabilities from contracts with our collaboration revenue customers for the year ended December 31, 2022 are as follows:

(in thousands)
Balance on January 1, 2022	$82,079
Revenue recognized	(7,444)
Billings and adjustments, net	10,104
Balance on December 31, 2022	$84,739
Service Revenue
We offer customer payment processing and certain value-added services to aesthetic practices through the Fintech Platform. Generally, revenue related to the HintMD Platform payment processing service is recognized at a point in time and revenue related to the OPUL® payment processing service is recognized over time. For the Fintech Platform, revenue related to the value-added services component is recognized over time. OPUL® replaces the HintMD Platform, which we began the process of sunsetting from general availability in 2022. Following the completion of the sunsetting process, we expect that all revenue related to the OPUL® payment processing service will be recognized over time.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Receivables and contract liabilities from contracts with our service customers are as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Receivables:
Accounts receivables, net	$59	$51
Total accounts receivables, net	$59	$51

Contract liabilities:
Deferred revenue, current	$—	$104
Total contract liabilities, current	$—	$104

4. Business Combination
On July 23, 2020, we completed the HintMD Acquisition, pursuant to the HintMD Merger Agreement, by and among Revance, Heart Merger Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary, HintMD, and Fortis Advisors, LLC, a Delaware limited liability company, as the security holder’s representative.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
(2)Represents stock option awards held by HintMD employees prior to the acquisition date that have been assumed and converted into our stock-based awards. The portion of the stock option awards related to services performed by employees prior to the acquisition date is included within the consideration transferred.
(3)Represents certain HintMD pre-acquisition liabilities paid by Revance.
The HintMD Acquisition was accounted for as a business combination using the acquisition method of accounting. The acquisition method required that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. We completed the valuation as of December 31, 2020.
The post-combination effect from net deferred tax liability assumed from the HintMD Acquisition also caused a release of our consolidated income tax valuation allowance. The release resulted in an income tax benefit of $2.7 million. Refer to Note 14 – Income Taxes, for additional discussion of our valuation allowance.
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
(1)The assigned value of $147.0 million in goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The recognized goodwill is attributable to the assembled workforce of HintMD and the anticipated synergies and cost savings expected to be achieved from the operations of the combined company. None of the goodwill resulting from the HintMD Acquisition is deductible for tax purposes and all of the goodwill acquired was assigned to the Service reporting unit.
Significant judgment was exercised in determining the fair value of the intangible assets acquired, which included estimates and assumptions related to the revenue growth rate and technology migration curve. In-process research and development relates to the research and development of payment facilitator technology to facilitate the processing of customer payments. Similar to the valuation method used for developed technology, the in-process research and development was valued utilizing the multi-period excess earnings method and was determined to have no defined life based on the current stage of development of the research projects of HintMD on July 23, 2020. No amortization expense has been recorded from July 23, 2020 to December 31, 2020 as the in-process research and development assets have not yet been completed and placed into service as of December 31, 2020. Upon completion of the associated research and development activities, the asset’s useful life will be determined. Prior to completion of these research and development activities, the intangible assets will be subject to annual impairment tests, or more frequent tests in the event of any impairment indicators occurring. These impairment tests require significant judgment regarding the status of the research activities, the potential for future revenues to be derived from any products that may result from those activities, and other factors.
The following table summarizes the intangible assets acquired in the HintMD Acquisition as of July 23, 2020.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	Fair Value	Useful Life
(in thousands, except for in years)	(in thousands)	(in years)
Developed technology	$19,600	6
In-process research and development	16,200	N/A
Customer relationships	10,300	4
Tradename	100	1
Total intangible assets acquired	$46,200
N/A    Not applicable
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
Supplemental Pro Forma Information
The following supplemental unaudited pro forma financial information for the year ended December 31, 2020, presents the combined results of operations as if the HintMD Acquisition occurred on January 1, 2019. The pro forma financial information is presented for illustrative purposes only, based on currently available information and certain estimates and assumptions we believe are reasonable under the circumstances, and is not necessarily indicative of future results of operations or the results that would have been reported if the HintMD Acquisition had been completed on January 1, 2019.

Year Ended December 31,
(in thousands)	2020
Total revenue	$15,766
Net loss	$(293,560)

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
5. Cash Equivalents and Short-Term Investments
The following table is a summary our cash equivalents and short-term investments:

	December 31, 2022			December 31, 2021
	Adjusted Cost	Unrealized	Fair Value	Adjusted Cost	Unrealized	Fair Value
(in thousands)		Loss			Loss
U.S. treasury securities	$109,984	$(228)	$109,756	$—	$—	$—
Money market funds	85,206	—	85,206	106,973	—	106,973
Commercial paper	80,946	—	80,946	87,964	—	87,964
Corporate bonds	41,186	(146)	41,040	26,502	(18)	26,484
U.S. government agency obligations	4,480	—	4,480	—	—	—
Total cash equivalents and available-for-sale securities	$321,802	$(374)	$321,428	$221,439	$(18)	$221,421

Classified as:
Cash equivalents			$89,686			$106,973
Short-term investments			231,742			114,448
Total cash equivalents and available-for-sale securities			$321,428			$221,421

As of December 31, 2022 and 2021, we have no other-than-temporary impairments on our available-for-sale securities, and the contractual maturities of the available-for-sale securities are less than one-year.

6. Goodwill and Intangible Assets, net
Goodwill
All of our goodwill was acquired in 2020 as part of the HintMD Acquisition and was assigned to the Service reporting unit.
As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually at the reporting unit level in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Based on recent performance results and the current valuation of the broader payment sector, we concluded that it was more likely than not that the fair value of our Service reporting unit was less than its carrying amount; therefore, a quantitative goodwill impairment test was performed during the fourth quarter. This quantitative goodwill impairment test was performed by estimating the fair value of the reporting unit using the income approach, which was based on a discounted cash flow model and required the use of significant assumptions, including estimates of the revenue growth rates and discount rate. The discount rate used was based on the historical internal rate of return of the acquisition and business-specific characteristics related to our ability to execute on the projected cash flows. The discount rate selected was 20%. Our Service reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
Based on the goodwill impairment test, we determined that the estimated fair value of the Service reporting unit was below the carrying value and, accordingly, we recognized a goodwill impairment charge of $69.8 million in our Service reporting unit for the year ended December 31, 2022 and was presented in impairment loss on the consolidated statement of operations and comprehensive loss.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The balance of goodwill had no movement for the year ended December 31, 2021. The changes in the carrying amount of goodwill by reporting unit during the year ended December 31, 2022 was as follows:

(in thousands)	Product	Service	Total
Balance at December 31. 2021	$—	$146,964	$146,964
Impairment	—	(69,789)	(69,789)
Balance at December 31, 2022	$—	$77,175	$77,175
Intangible Assets, net
The following table sets forth the intangible assets, net and their remaining weighted-average useful lives for those assets that are not already fully amortized:

	December 31, 2022				December 31, 2021
(in thousands, except for in years)	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.2	$35,800	$(24,325)	$11,475	4.9	$35,800	$(6,653)	$29,147
Distribution rights	1.4	32,334	(20,882)	11,452	2.4	32,334	(12,799)	19,535
Customer relationships	1.6	10,300	(6,223)	4,077	2.6	10,300	(3,648)	6,652
Total intangible assets		$78,434	$(51,430)	$27,004		$78,434	$(23,100)	$55,334
In late 2022, we sunsetted and substantially discontinued the HintMD Platform’s general availability. As a result, we accelerated the amortization of the remaining net carrying amount of the developed technology asset associated with the HintMD Platform and recognized $11.7 million in additional amortization on the consolidated statement of operations and comprehensive loss. This is a change in accounting estimate and has no impact to prior period consolidated financial statements.
In the consolidated statement of operations and comprehensive loss, the amortization expense related to distribution rights and developed technology was recorded to depreciation and amortization, and the amortization expense related to customer relationships was recorded to selling, general and administrative, as summarized below:

	Year Ended December 31,
(in thousands)	2022	2021
Amortization	$25,756	$13,375
Selling, general and administrative	2,575	2,633
Total amortization expense	$28,331	$16,008
Based on the amount of intangible assets subject to amortization as of December 31, 2022, the estimated amortization expense for each of the next five fiscal years and thereafter was as follows:

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

Year Ending December 31,	(in thousands)
2023	$13,360
2024	7,570
2025	2,700
2026	2,700
2027	674
Total	$27,004

7. Inventories
Inventories consist of the following:

	December 31,
(in thousands)	2022	2021
Raw materials	$505	$—
Work in process	4,933	—
Finished goods	12,887	10,154
Total inventories	$18,325	$10,154

8. Balance Sheet Components
Accruals and other current liabilities
Accruals and other current liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Accruals related to:
Compensation	$28,014	$22,761
Selling, general and administrative	9,681	5,688
Research and development	9,012	5,152
Inventories	2,312	456
Interest expense	1,912	1,887
Clinical trials	1,863	2,172
Other current liabilities	6,563	1,442
Total accruals and other current liabilities	$59,357	$39,558

Property and Equipment, net
Property and equipment, net consists of the following:

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31,
(in thousands)	2022	2021
Manufacturing and other equipment	$21,920	$20,277
Platform and computer software	14,316	11,671
Leasehold improvements	7,706	7,481
Computer equipment	3,506	3,558
Furniture and fixtures	1,677	1,893
Other construction in progress	1,606	3,110
Total property and equipment	50,731	47,990
Less: accumulated depreciation and amortization	(28,592)	(23,329)
Property and equipment, net	$22,139	$24,661

9. Leases
Operating Leases
Our operating leases primarily consist of non-cancellable facilities leases for research, manufacturing, and administrative functions. Our non-cancellable facilities operating leases have original lease periods expiring between 2027 and 2034, and include one or more options to renew for seven years to fourteen years. The monthly payments for our operating leases escalate over the remaining lease term. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
Finance Lease
Our finance lease represents a dedicated fill-and-finish line for the manufacturing of DAXXIFY®. In March 2017, we entered into the ABPS Services Agreement. The ABPS Services Agreement contains a lease, which commenced in January 2022, related to a dedicated fill-and-finish line for the manufacturing of DAXXIFY® because it has an identified asset that is physically distinct for which we have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease provides us with both (i) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (ii) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. Under the ABPS Services Agreement, until May 2022, we were subject to minimum purchase obligations of up to $30.0 million for each of the years ending December 31, 2022, 2023 and 2024. Each party has the right to terminate the ABPS Services Agreement without cause, with an 18-month written notice to the other party. The lease is classified as a finance lease in the consolidated balance sheets.
In May 2022, we amended a statement of work under the ABPS Services Agreement pursuant to which the minimum purchase obligations of $30.0 million per year were eliminated, and instead the minimum purchase obligations would be negotiated prior to the beginning of each year over the term of the agreement. As a result of the amended statement of work, the finance lease was modified. The primary change was that the modification reflects payments in 2023 and 2024 as variable lease payments contingent on negotiation at the beginning of each period and excludes such payments in the present value calculation in arriving at the remaining finance lease liabilities with a corresponding adjustment to the related right-of-use asset, among other considerations and changes.
In January 2023, we entered into a second amendment to the above mentioned statement of work under the ABPS Agreement, and the minimum purchase obligations for fiscal year 2023 was set to be $23.9 million. The second amendment resolves the contingency for lease payments in 2023 with the minimum purchase obligation and such payments will increase the present value calculation in arriving at the remaining finance lease liabilities with a corresponding adjustment to the related right-of-use asset.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The operating and finance lease costs are summarized as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Finance lease:
Amortization of finance lease right-of-use asset	$5,414	$—	$—
Interest on finance lease liability	2,687	—	—
Variable lease cost - finance lease(1)	2,182	—	—
Total finance lease costs	10,283	—	—
Operating leases:
Operating lease cost	8,881	8,026	5,932
Variable lease cost - operating leases (2)	1,628	1,490	912
Total operating lease costs	10,509	9,516	6,844
Total lease cost	$20,792	$9,516	$6,844
(1)Variable lease cost includes validation, qualification, materials, and other non-commercial related services which are not included in the lease liabilities and are expensed as incurred.
(2)Variable lease cost includes management fees, common area maintenance, property taxes, and insurance, which are not included in the lease liabilities and are expensed as incurred.
As of December 31, 2022, maturities of our lease liabilities are as follows:

(in thousands)	Finance Lease	Operating Leases	Total
Year Ending December 31,
2023	$693	$7,574	$8,267
2024	—	8,723	8,723
2025	—	8,981	8,981
2026	—	9,242	9,242
2027	—	2,535	2,535
2028 and thereafter	—	14,612	14,612
Total lease payments	693	51,667	52,360
Less imputed interest	(24)	(13,242)	(13,266)
Present value of lease payments	$669	$38,425	$39,094
Our lease contracts do not provide a readily determinable implicit rates, as such, we used the estimated incremental borrowing rate based on the information available at the adoption or commencement dates. As of December 31, 2022, remaining lease terms and discount rates are as follows:

	Finance Lease	Operating Leases
Weighted-average remaining lease term (years)	2.0	7.6
Weighted-average discount rate	8.5%	9.8%

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Supplemental cash flow information related to the leases was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,320	$10,405	$6,790
Operating cash flows from finance lease	$2,687	$—	$—
Financing cash flows from finance lease	$11,097	$—	$—
Right-of-use assets obtained in exchange for lease liabilities
Finance lease	$11,808	$—	$—
Operating leases	$—	$18,854	$5,683
Leases Not Yet Commenced
LSNE Supply Agreement
In April 2021, we entered into the LSNE Supply Agreement pursuant to which LSNE would serve as a non-exclusive manufacturer and supplier of DAXXIFY®. LSNE was acquired by PCI Pharma Services in December 2021. The initial term of the LSNE Supply Agreement is dependent upon the date of regulatory submission for the manufacturing of DAXXIFY® and may be terminated by either party in accordance with the terms of the LSNE Supply Agreement. The term of the LSNE Supply Agreement may also be extended for one additional three-year term upon mutual agreement of the parties.
The LSNE Supply Agreement contains a lease related to a dedicated fill-and-finish line and closely related assets for the manufacturing of DAXXIFY® because it has identified assets that are physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (i) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity implied from the dedicated manufacturing capacity and (ii) the right to direct the use of the fill-and-finish line.
The embedded lease had not yet commenced as of December 31, 2022. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the LSNE Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the LSNE Supply Agreement. As of December 31, 2022, we have made prepayments of $27.5 million to LSNE which is recorded within “Finance lease prepaid expense” in the consolidated balance sheets. Based on our best estimate as of December 31, 2022, our minimum commitment under the LSNE Supply Agreement will be $6.8 million for 2023, $14.5 million for 2024, $18.3 million for 2025, $25.3 million for 2026, $29.5 million for 2027 and $134.5 million for 2028 and thereafter in aggregate.

Nashville Lease Expansion Premises
In November 2020, we entered into the Nashville Lease, a non-cancelable operating lease for an office space in Nashville, Tennessee. The lease commenced and was recognized on the consolidated balance sheets in June 2021. In July 2021, we entered into the Second Amendment to the Nashville Lease, which provided for the expansion of the initial premises to include the Expansion Premises, an additional 30,591 square feet with an expected term to 2034. The lease accounting commencement date of the Expansion Premises has not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work, which is currently expected in late 2023 at the earliest. The monthly base rent payments for the lease escalate over the term. The total undiscounted basic rent payments currently determinable for the Expansion Premises are $16 million with an expected term to 2034.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

10. Debt
The following table provides information regarding our debt:

	December 31,
(in thousands)	2022	2021
2027 Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(5,587)	(6,865)
Carrying amount of the 2027 Notes	281,913	280,635

Notes Payable	100,000	—
Less: Unamortized debt issuance costs	(1,192)	—
Less: Unamortized debt discount	(1,347)	—
Carrying amount of Notes Payable	97,461	—
Debt, non-current	$379,374	$280,635
Interest expense relating to our debt in the consolidated statements of operations and comprehensive loss are summarized as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Contractual interest expense	$11,855	$5,031
Amortization of debt issuance costs	1,662	1,250
Amortization of debt discount	270	—
Total interest expense	$13,787	$6,281
Convertible Senior Notes
In February 2020, we issued the 2027 Notes, in the aggregate principal amount of $287.5 million, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The 2027 Notes may be converted at any time by the holders prior to the close of business on the business day immediately preceding November 15, 2026 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the measurement period in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call any or all of the 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after November 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2027 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
On January 1, 2021, we adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective method, and the adoption did not have any impact on our consolidated balance sheets as of December 31, 2020. As a result of the adoption, on January 1, 2021, we made certain adjustments to our consolidated balance sheets which consisted of an increase of $98.9 million in Convertible Senior Notes, a decrease of $108.5 million in additional paid-in capital and a decrease of $9.7 million in accumulated deficit. Additionally, from January 1, 2021, we will no longer incur non-cash interest expense for the amortization of debt discount after adoption, therefore the interest expense for the 2027 Notes, which is included in the interest expense on the consolidated statements of operations and comprehensive loss, was lower in 2021 compared to fiscal year 2020.
Notes Payable
In March 2022, we entered into the Note Purchase Agreement, pursuant to which the Purchasers agreed to purchase from us, and we agreed to issue to such Purchasers the Notes Payable. On March 18, 2022, we issued to the First Tranche of $100.0 million. Since the DAXXIFY® GL Approval, we are eligible to draw on the Second Tranche of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met, until September 18, 2023. In addition, the Third Tranche, in an aggregate amount of up to $100.0 million, is available until March 31, 2024 subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
$50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche note, and approval by Athyrium Capital Management, LP.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
Initially, the Notes Payable bear interest at an annual fixed interest rate equal to 8.50%. If the Third Tranche of Notes Payable becomes committed, the Notes Payable will then bear interest at an annual rate equal to the sum of (i) 7.0% and (ii) Adjusted Three-Month LIBOR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on the Notes Payable, commencing on the last business day of the calendar month following the funding date thereof, and continuing until the last business day of each March, June, September and December through the Maturity Date. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger, we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the NPA Effective Date but on or prior to the second anniversary of the NPA Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
The Note Purchase Agreement includes affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also (i) maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times and (ii) upon the occurrence of certain specified events set forth in the Note Purchase Agreement, achieve at least $70.0 million of Consolidated Teoxane Distribution Net Product Sales on a trailing twelve-months basis. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and undergoing a change in control, in each case subject to certain exceptions.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of December 31, 2022 and 2021, we had not purchased any shares under the capped call transactions.

11. Stock-based Compensation
Equity Compensation Plans
We maintain four equity compensation plans: the 2014 EIP, the 2014 IN, the HintMD Plan, and the 2014 ESPP. Under the 2014 EIP, 2014 IN and the HintMD Plan, stock options may be granted with different vesting terms with maximum contractual term of 10 years from the grant dates. Under the 2014 EIP, the 2014 IN and the HintMD Plan, stock options typically vest over four years, either with (i) 25% of the total grant vesting on the first anniversary of the grant date and 1/48th of the remaining grant vesting each month thereafter or (ii) 1/48th vesting monthly. RSAs and RSUs typically vest annually over 1, 3, or 4 years.
2014 EIP
The 2014 EIP was effective on February 5, 2014, and the plan provides for the issuance of stock options, stock appreciation rights, RSAs, RSUs, PSAs, PSUs, and other forms of equity compensation to qualified employees, directors and consultants. The common stock shares reserved for issuance under the 2014 EIP will automatically increase each year on January 1st from January 1, 2015 to January 1, 2024 by 4% of our total common stock shares outstanding on December 31st of the preceding calendar year or a lesser number of shares determined by our Board of Directors. On January 1, 2022, the common stock shares reserved for issuance under the 2014 EIP increased by 2,863,362 shares. For the year ended December 31, 2022, 554,697 stock options, 42,413 RSAs, 1,571,070 RSUs and 1,518,389 PSUs were granted under the 2014 EIP. As of December 31, 2022, 2,812,632 common stock shares were available for issuance under the 2014 EIP.
2014 IN
The 2014 IN was effective on August 29, 2014, and the plan provides for the issuance of stock options, stock appreciation rights, RSAs, RSUs, PSAs, and other forms of equity compensation exclusively to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with us. Stockholder approval of the 2014 IN was not required pursuant to Rule 5635 (c)(4) of the Nasdaq Listing Rules. On July 23, 2020, the 2014 IN was amended and restated to increase the number of common stock shares reserved for issuance by 1,089,400 shares. For the year ended December 31, 2022, no equity awards were granted under the 2014 IN. As of December 31, 2022, 750,310 common stock shares were available for issuance under the 2014 IN.
HintMD Plan
On July 23, 2020, we registered 1,260,946 shares of common stock under the HintMD Plan, which was assumed by the Company in connection with the HintMD Acquisition. For the year ended December 31, 2022, no equity awards were granted under the HintMD Plan. As of December 31, 2022, 78,303 shares of common stock were available for issuance under the HintMD Plan.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
2014 ESPP
The 2014 ESPP was effective on February 5, 2014, and the plan provides employees with an opportunity to purchase our common stock through accumulated payroll deductions. The common stock shares reserved for issuance under the 2014 ESPP will automatically increase each year on January 1st from January 1, 2015 to January 1, 2024 by the lesser of (i) 1% of the total shares of common stock outstanding on December 31st of the preceding calendar year, (ii) 300,000 shares of common stock or (iii) a lesser number of shares of common stock determined by our Board of Directors. On January 1, 2022, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. For the year ended December 31, 2022, 322,727 shares of common stock were issued to employees under the 2014 ESPP. As of December 31, 2022, 1,683,069 shares of common stock were available for issuance under the 2014 ESPP.
Stock Options
The following table summarizes our stock option activities:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	4,808,286	$19.97
Granted	554,697	$14.80
Exercised	(181,902)	$5.30		$2,428
Forfeited or expired	(251,984)	$22.76
Balance as of December 31, 2022	4,929,097	$19.78	5.4	$12,768
Exercisable as of December 31, 2022	3,710,930	$20.10	4.7	$9,116
The intrinsic values of outstanding and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2022. The total intrinsic value of the options exercised during the years ended December 31, 2021 and 2020 was $3.6 million and $12.5 million, respectively.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $8.64, $15.38 and $13.10, respectively.
RSAs and RSUs
The following table summarizes our RSA and RSU share activities:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested balance as of December 31, 2021	2,746,286	$24.00
Granted	1,613,483	$16.60
Vested	(1,030,773)	$23.08
Forfeited	(522,675)	$21.13
Unvested balance as of December 31, 2022	2,806,321	$20.62

The weighted-average grant date fair value of RSAs granted in the years ended December 31, 2021 and 2020 was $26.41 and $22.94, respectively. The total fair value as of the respective vesting dates of RSAs that vested during the years ended December 31, 2022, 2021, and 2020 was $19.8 million, $24.4 million, and $11.3 million, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
PSAs and PSUs
We have granted PSAs and PSUs which vests based on certain market and performance conditions. The following table summarizes our PSA and PSU share activities:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested balance as of December 31, 2021	664,350	$17.65
Granted	1,518,389	$12.79
Vested	—	N/A
Forfeited	(111,180)	$13.51
Unvested balance as of December 31, 2022	2,071,559	$14.79
N/A - Not applicable
The weighted-average grant date fair value of PSAs granted in the years ended December 31, 2021 and 2020 was $28.01 and $23.00, respectively. The vesting date fair value of PSAs which vested during the year ended December 31, 2020 was $9.5 million. No PSAs vested during the years ended December 31, 2021.
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
•Expected Volatility. For the years ended December 31, 2022, 2021, and 2020, the expected volatility was calculated based on our historical stock prices.
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
The fair values of stock options were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	6.0	6.0	4.8
Expected volatility	62.7%	60.7%	60.9%
Risk-free interest rate	2.1%	0.7%	0.8%
Expected dividend rate	—%	—%	—%

The fair values of the option component of the shares purchased under the 2014 ESPP were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for years presented:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.5	0.5	0.5
Expected volatility	80.5%	47.4%	72.0%
Risk-free interest rate	1.3%	0.1%	0.9%
Expected dividend rate	—%	—%	—%

Market-based PSAs and market-based PSUs
Our market-based PSAs and market-based PSUs include market-based vesting conditions, which will vest upon the earlier of (i) the date that the closing share price of our common stock meets certain minimum share prices on a volume-weighted basis for a specified period of time or (ii) upon a change in control in which the purchase price of our common stock is at or above the same minimum share prices as determined in the award agreement. We determined the fair values of market-based PSAs and market-based PSUs using the Monte Carlo simulation model. The description of the significant assumptions used in the model are as follows:
•Expected term: For market-based PSUs granted in the year ended December 31, 2022, the expected term was based on a derived service period using a simulated share price model. For market-based PSAs granted in the year ended December 31, 2020, the expected term was based on the expiration period of the respective award agreement.
•Expected volatility: For market-based PSUs granted in the year ended December 31, 2022, expected volatility was estimated separately using a Monte-Carlo framework. For market-based PSAs granted in the year ended December 31, 2020, expected volatility was based on the historical volatilities of a group of similar entities combined with our historical volatility.
•Risk-free interest rate: The risk-free interest rate is based U.S. Treasury constant maturity rates for the terms of respective awards.
•Expected dividend rate: We use an expected dividend rate of zero because we have never paid any dividends and do not plan to pay dividends in the foreseeable future.
Significant assumptions used in the Monte Carlo simulation model are summarized as below :

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	3.5	N/A	10.0
Expected volatility	60.0%	N/A	60.0%
Risk-free interest rate	1.8%	N/A	1.7%
Expected dividend rate	—%	N/A	—%

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
N/A - Not applicable

Stock-based Compensation Expense
Stock-based compensation expense was allocated as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Selling, general and administrative	$36,595	$28,307	$24,199
Research and development	15,745	15,127	12,254
Total stock-based compensation expense	$52,340	$43,434	$36,453

Unrecognized Compensation Cost

	December 31, 2022
	Unrecognized Compensation Cost	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
RSAs and RSUs	$39,644	2.3
Stock options	12,794	1.9
PSAs and PSUs	6,890	1.3
Total unrecognized compensation cost	$59,328	2.1

12. Stockholders’ Equity
Follow-On Offerings
During December 2019 and January 2020, we completed a follow-on offering of an aggregate of 7.5 million shares of common stock at $17.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase $1.0 million additional shares of common stock, for net proceeds of $119.2 million, after underwriting discounts, commissions and other offering expenses, of which $103.6 million was received in December 2019 and $15.6 million was received in January 2020.
In September 2022, we completed a follow-on offering, pursuant to which we issued 9.2 million shares of common stock at an offering price of $25.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase 1.2 million additional shares of common stock, for net proceeds of $215.9 million, after underwriting discounts, commission and other offering expenses.
ATM Offering Programs
In November 2020, we entered into the 2020 ATM Agreement with Cowen. Under the 2020 ATM Agreement, we could offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $125.0 million. We were not obligated to sell any shares under the 2020 ATM Agreement. Subject to the terms and conditions of the 2020 ATM Agreement, Cowen was required to use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We paid Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimbursed legal fees and disbursements and provided Cowen with customary indemnification and contribution rights. For the year ended

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021, we sold 0.8 million shares of common stock under the 2020 ATM Agreement at a weighted average price of $29.09 per share, resulting in net proceeds of $21.6 million after sales agent commissions and offering costs. From January 1, 2022 through May 10, 2022, we sold 1.7 million shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs. The 2020 ATM Agreement was terminated on May 10, 2022.
On May 10, 2022, we entered into the 2022 ATM Agreement with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. We are not obligated to sell any shares under the 2022 ATM Agreement. Subject to the terms and conditions of the 2022 ATM Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of both December 31, 2022 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.
Net Loss per Share
Our basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, shares of common stock underlying the 2027 Notes at the initial conversion price, outstanding stock options, unvested RSAs and PSAs, and unvested RSUs and PSUs, are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	December 31,
	2022	2021	2020
Convertible senior notes	8,878,938	8,878,938	8,878,938
Outstanding common stock options	4,929,097	4,808,286	5,716,744
Unvested RSUs and PSUs	2,793,947	—	—
Unvested RSAs and PSAs	2,083,933	3,410,636	3,546,303

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
13. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$109,756	$109,756	$—	$—
Money market funds	85,206	85,206	—	—
U.S. government agency obligations	4,480	4,480	—	—
Commercial paper	80,946	—	80,946	—
Corporate bonds	41,040	—	41,040	—
Total assets measured at fair value	$321,428	$199,442	$121,986	$—

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$106,973	$106,973	$—	$—
Commercial paper	87,964	—	87,964	—
Corporate bonds	26,484	—	26,484	—
Total assets measured at fair value	$221,421	$106,973	$114,448	$—

Liabilities
Derivative liability	$3,020	$—	$—	$3,020
Total liabilities measured at fair value	$3,020	$—	$—	$3,020

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
Our Level 3 financial instrument was a derivative liability related to a settlement agreement from 2012, pursuant to which we were obligated to pay $4.0 million upon achieving DAXXIFY® GL Approval. We determined that such payment was a derivative instrument that requires fair value accounting as a liability and periodic fair value remeasurement until derecognized. The fair value of the derivative liability was determined by estimating the timing and probability of the related regulatory approval and multiplying the payment amount by this probability percentage and a discount factor based primarily on the estimated timing of the payment and a credit risk adjustment. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact to the fair value measurement of this derivative instrument. The significant unobservable inputs used in the fair value measurement of the product approval payment derivative are the expected timing and probability of the payments at the valuation date and the credit risk adjustment.
In September 2022, the derivative liability was derecognized as a result of the DAXXIFY® GL Approval. The liability is included within accruals and other current liabilities in the consolidated balance sheets as of December 31, 2022. The change in fair value is included within other expense, net in the consolidated statement of operations and comprehensive loss.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the change in the fair value of our Level 3 financial instrument:

(in thousands)	Derivative Liability
Fair value as of December 31, 2021	$3,020
Change in fair value	980
Derecognition of derivative liability	(4,000)
Fair value as of December 31, 2022	$—
The fair value of the 2027 Notes and the Notes Payable was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and Notes Payable for disclosure purposes only. As of December 31, 2022 and 2021 the fair value of the 2027 Notes was $288.2 million and $257.1 million respectively. As of December 31, 2022, the fair value of the Notes payable was approximately the same as its unamortized carrying value.

14. Income Taxes
For the years ended December 31, 2022, 2021, and 2020, we have only generated domestic pretax losses.
The income tax provision (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign (1)	700	—	100
Total current provision	700	—	100

Deferred:
Federal	—	—	(1,712)
State	—	—	(1,008)
Foreign	—	—	—
Total deferred benefit	—	—	(2,720)
Income tax provision (benefit)	$700	$—	$(2,620)
(1)The foreign tax provision amounts represent withholding taxes on cash payments received in connection with the Fosun License Agreement.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Statutory Federal Income Tax Benefit
Reconciliations of the statutory federal income tax benefit to our effective taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Tax benefit at statutory federal rate	$(74,849)	$(59,075)	$(59,789)
Research and development credits	(1,863)	(1,534)	(3,903)
Other changes in valuation allowance	57,582	57,086	57,883
Impairment loss	14,656	—	—
Non-deductible executive compensation	4,155	2,352	3,164
Foreign rate differential and withholding taxes	553	—	79
Other	386	246	950
Nondeductible/nontaxable items	80	925	(1,004)
Income tax expense (benefit)	$700	$—	$(2,620)

Deferred Tax Assets, net
Components of our deferred tax assets, net were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets
NOL carryforward	$333,638	$298,097
Tax credits carryforwards	29,195	23,839
Deferred revenue	19,051	19,325
Capitalized research and experimental expense	18,690	—
Stock-based compensation	12,655	9,368
Lease liabilities	9,979	10,667
Intangible assets	6,510	—
Accrued expenses and other liabilities	4,750	3,819
Interest limitation	3,486	1,095
Property and equipment, net	1,171	1,341
Other	26	25
Total deferred tax assets	439,151	367,576
Less: valuation allowance	(427,507)	(355,589)
Deferred tax assets, net of valuation allowance	11,644	11,987

Deferred tax liabilities
Lease right-of-use assets	(11,644)	(10,780)
Intangible assets	—	(1,207)
Total deferred tax liabilities	(11,644)	(11,987)
Net deferred tax assets	$—	$—

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Valuation Allowance
We have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets. We have considered our history of cumulative net loss incurred since our inception and have concluded that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets due to the uncertainty of realizing future tax benefits from our NOL carryforwards and other deferred tax assets as of December 31, 2022 and 2021. We reevaluate the positive and negative evidence at each reporting period. The valuation allowance increased by $71.9 million and $88.3 million during the years ended December 31, 2022 and 2021, respectively. The valuation allowance increased primarily due to net loss incurred during the taxable years.
In 2021, we had changes in our valuation allowance related to the adoption of ASU 2020-06, which resulted in a decrease to additional paid in capital of $23.8 million. In 2020, we had a change in our valuation allowance related to the post-combination effect from the net deferred tax liability assumed from the HintMD Acquisition which resulted in an income tax benefit of $2.7 million.
NOL and Tax Credit Carryforwards
As of December 31, 2022, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California, and other states income tax purposes of $1.4 billion, $481.1 million, and $298.3 million, respectively. Of the total federal NOL carryforward of $1.4 billion, approximately $860.4 million was generated after tax year 2017 and has an indefinite carryover period; the utilizations of theses NOLs will be limited to 80% of the taxable income in the years in which these NOLs are utilized. The California NOL carryforwards will begin to expire in 2028. If not utilized, the remaining federal and the other states NOL carryforwards will begin expiring in 2023 and 2030, respectively.
As of December 31, 2022, we had research and development credit carryforwards of $11.9 million and $9.3 million available to reduce future taxable income, if any, for federal and California income tax purposes, respectively. The federal research and development credit carryforwards will begin expiring in 2023 if they are not utilized, and the California research and development credit carryforwards have no expiration date.
As of December 31, 2022, we had orphan drug credit carryforwards of $10.0 million available to reduce future taxable income, if any, for federal income tax purposes. The federal orphan drug credit carryforwards will begin expiring in 2038 if they are not utilized.
In general, if we experience a greater than 50% aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under IRC Section 382 (California and the other states have similar laws). The annual limitation generally is determined by multiplying the value of our common stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As a result of performing a 382 limitation analysis for us through December 31, 2022, we determined that ownership changes occurred but that all carryforwards currently reflected in the deferred table can be utilized prior to the expiration. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our common stock ownership.
In March and December 2020, the CARES (Coronavirus Aid, Relief, and Economic Security) Act and the Consolidated Appropriations Act of 2021, were passed into law, respectively, which provide additional economic stimulus to address impacts from the COVID-19 pandemic. We evaluated these acts and determined that there was no material impact to our consolidated financial statements for the year ended and as of December 31, 2022.
In August 2022, current administration signed into law the CHIPS and Science Act and the Inflation Reduction Act. The CHIPS and Science Act is primarily related to the semi-conductor industry. On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on net stock repurchases after December 31, 2022. The majority of the provisions of the Inflation Reduction Act of 2022 will become effective in 2023.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Under the U.S. GAAP, changes in income tax rates and law are accounted for in the period of enactment. For U.S. federal purposes, the enactment date for the U.S. GAAP is the date the President signs the bill into law.
Management has reviewed the majority of the material provisions that would impact the Company and have determined that certain provisions in the IRA require accounting in the period of enactment but the majority of the provisions in the IRA with accounting implications will impact financial statements prospectively. In addition to the IRA, the Chips and Science Act was also reviewed by management. Based on the implication dates and application to the business, there are no material impacts to the consolidated financial statements for the year ended as of December 31, 2022, due to the changes in tax law.
Unrecognized Tax Benefits
We follow the provisions of the FASB’s guidance for accounting for uncertain tax positions. The guidance indicates a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. It is our policy to include penalties and interest related to income tax matters in income tax expense.
We do not expect that our uncertain tax positions will materially change in the next twelve months. For the year ended December 31, 2022, the amount of unrecognized tax benefits increased due to additional research and development credits generated. The additional uncertain tax benefits would not impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.
The unrecognized tax benefit was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Balance at the beginning of the period	$7,754	$7,166	$5,698
Additions for current year positions	1,039	588	1,233
Additions for prior years positions	916	—	235
Balance at the end of the period	$9,709	$7,754	$7,166

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
15. Commitments and Contingencies
Teoxane Agreement
In January 2020, we entered into the Teoxane Agreement, as amended, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® Collection of dermal fillers, and (ii) the RHA® Pipeline Products in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement is effective for a term of ten years from product launch in September 2020 and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term. Our minimum purchase obligation for the years ended December 31, 2023 and December 31, 2024 will be $40 million and $52 million, respectively. Minimum purchase obligations after December 31, 2024 will be determined at a later date. We are also required to meet certain minimum expenditure requirements in connection with commercialization efforts. Our minimum expenditures related to the commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products for the years ended December 31, 2023 and 2024 will be $34 million and $36 million, respectively. Minimum expenditures related to the commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products after December 31, 2024 will be determined at a later date.
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
Other Contingencies
As of December 31, 2022, we are obligated to pay BTRX up to a remaining $15.5 million upon the satisfaction of certain milestones relating to our product revenue, intellectual property, and clinical and regulatory events.
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
For the year ended December 31, 2022 and 2021, no material amounts associated with the indemnification agreements have been recorded.
Litigation
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and our and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS,

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
alleging infringement of an additional patent assigned and/or licensed to Allergan, U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan's amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021 in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss, but we cannot be certain of whether that motion to dismiss will be granted.

We dispute the claims in these lawsuits and intend to defend the matters vigorously. These lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of either lawsuit, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with each lawsuit.

We record a provision for a liability when we believe that is both probable that a liability has incurred, and the amount can be reasonably estimated. As of both December 31, 2022 and December 31, 2021, no such provision for liabilities related to the above litigation matters were recorded on the consolidated balance sheets.

16. Segment Information
Reportable Segments
We report segment information based on the management approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance as the source of our reportable segments.
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
Product Segment
Our Product Segment refers to the business that includes the research, development and commercialization of our approved products and product candidates, including DAXXIFY®, the onabotulinumtoxinA biosimilar and the RHA® Collection of dermal fillers.
Service Segment
Our Service Segment refers to the business that includes the development and commercialization of the Fintech Platform.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Corporate and Other Expenses
Corporate and other expenses include operating expenses related to general and administrative expenses, depreciation and amortization, stock-based compensation, in-process research and development and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. Intersegment revenue for year ended December 31, 2022 and 2021 was $1.5 million and $1.2 million, respectively. There was no inter-segment revenue for the year ended December 31, 2020.
Reconciliation of Segment Revenue to Consolidated Revenue

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue:
Product Segment	$125,575	$76,475	$14,908
Service Segment	6,990	1,323	417
Total revenue	$132,565	$77,798	$15,325
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Year Ended December 31,
(in thousands)	2022	2021	2020
Loss from operations:
Product Segment	$(103,989)	$(135,950)	$(160,031)
Service Segment (1)	(92,186)	(16,764)	(6,156)
Corporate and other expenses	(145,783)	(121,962)	(106,975)
Total loss from operations	$(341,958)	$(274,676)	$(273,162)
(1) For the year ended December 31, 2022, loss from operations for the Service Segment included an impairment loss of $69.8 million as discussed in Note 6.
We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

17. Subsequent Event
Equity Grants under the 2014 EIP
In January 2023, we granted 1.0 million RSUs, 0.9 million PSUs, and 0.1 million stock options, under the 2014 EIP to existing employees.
Nashville Lease Third Amendment
In January 2023, we entered into the Third Amendment to the Nashville Lease, which provides for the expansion of the current premises to include the Second Expansion Premises, an additional 17,248 square feet with an expected term to 2032. The monthly base rent payments for the lease escalate over the term, and the total undiscounted basic rent payments determinable for the Second Expansion Premises are approximately $6.9 million. The accounting commencement date of the Second Expansion Premises has not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work. We are still evaluating the accounting impact of the Third Amendment to the Nashville Lease.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark J. Foley	Chief Executive Officer and Director	February 28, 2023
Mark J. Foley	(Principal Executive Officer)

/s/ Tobin C. Schilke	Chief Financial Officer	February 28, 2023
Tobin C. Schilke	(Principal Financial and Accounting Officer)

/s/ Angus C. Russell	Director, Chairman	February 28, 2023
Angus C. Russell

/s/ Jill Beraud	Director	February 28, 2023
Jill Beraud

/s/ Julian S. Gangolli	Director	February 28, 2023
Julian S. Gangolli

/s/ Carey O’Connor Kolaja	Director	February 28, 2023
Carey O’Connor Kolaja

/s/ Chris Nolet	Director	February 28, 2023
Chris Nolet

/s/ Philip J. Vickers, Ph.D.	Director	February 28, 2023
Philip J. Vickers, Ph.D.

/s/ Olivia C. Ware	Director	February 28, 2023
Olivia C. Ware