Form 10-Q
period 2023-03-31
Revance Therapeutics, Inc.
filed 2023-05-09
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 28, 2023: 84,040,352

DEFINED TERMS
Unless expressly indicated or the context requires otherwise, the terms “Revance,” “Company,” “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q (this “Report”) refer to Revance Therapeutics, Inc., a Delaware corporation, and, where appropriate, its wholly-owned subsidiaries. We also have used several other terms in this Report, the consolidated financial statements and accompanying notes included herein, most of which are explained or defined below.
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
“Adjusted Three-Month LIBOR” has the meaning set forth in the Note Purchase Agreement.
“Allergan” means Allergan, Inc.
“Amortization Trigger” has the meaning set forth in the Note Purchase Agreement.
“ASC” means the Accounting Standards Codification as set forth by the Financial Accounting Standards Board.
“Athyrium” means Athyrium Buffalo LP.
“ATM” means at-the-market offering program.
“BLA” means a biologics license application.
“BofA” means Bank of America, N.A.
“BTRX” means Botulinum Toxin Research Associates, Inc.
“CODM” means the chief operating decision maker.
“Consolidated Teoxane Distribution Net Product Sales” has the meaning set forth in the Note Purchase Agreement.
“consumers” means the patients of our aesthetic practice customers.
“Cowen” means Cowen and Company, LLC.
“CROs” means contract research organizations.
“DAXXIFY®” means (DaxibotulinumtoxinA-lanm) for injection.
“DAXXIFY® GL Approval” means the FDA approval in September 2022, of DAXXIFY® in the United States for the temporary improvement of moderate to severe glabellar lines in adults.
“DAXXIFY® GL Approval PSUs” means performance stock units that vested on the 6-month anniversary of the date of DAXXIFY® GL Approval.
i

“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.
“Expansion Premises” means the additional 30,591 square feet added to the initial premises pursuant to the Nashville Lease.
“FDA” means the United States Food and Drug Administration.
“Fintech Platform” means OPUL® and the HintMD Platform.
“First Citizens” means First Citizens BancShares Inc., and its assigns.
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
“Fosun License Agreement” means the License Agreement by and between Revance and Fosun, dated December 4, 2018, as amended on February 15, 2020.
“Fosun Territory” means mainland China, Hong Kong and Macau.
“FY2022 10-K” means our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.
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
“JPM” means JPMorgan Chase & Co., and its assigns.
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
“neuromodulator” means injectable botulinum toxins and neurotoxins.
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

“option counterparties” means capped call transactions with a purchasers and another financial institution.
“OPUL®” means the OPUL® Relational Commerce Platform.
“PAS” means prior approval supplement.
“PayFac” means payment facilitator.
“Payment Facilitator Agreement” means the payment solutions agreement by and among Revance, Fiserv and Pathward, N.A., dated March 4, 2019, as amended on October 31, 2022.
“PCI” means PCI Pharma Services, formerly known as Lyophilization Services of New England, Inc., which was acquired by PCI in December 2021.
“PCI Supply Agreement” means the Commercial Supply Agreement by and between Revance and PCI, dated April 6, 2021.
“PDUFA” means Prescription Drug User Fee Act.
“POS” means point of sale.
“PrevU” means the early experience program for DAXXIFY®.
“Products” means DAXXIFY® and the RHA Collection® of dermal fillers.
“Product Segment” means the business that includes the research, development and commercialization of our Products and product candidates.
“PSA” means a performance stock award.
“PSU” means a performance stock unit.
“Purchasers” means Athyrium and its successors and assigns.
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
“SVB” means Silicon Valley Bank, N.A.

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
“Viatris” means Viatris Inc., formerly known as Mylan Ireland Ltd.
“Viatris Agreement” means the Collaboration and License Agreement by Revance and Viatris, dated February 28, 2018, as amended on August 22, 2019.
“Viatris Territory” means world-wide (excluding Japan).
“Zero-cost Inventory” means DAXXIFY® inventory produced prior to the DAXXIFY® GL Approval in early September 2022, for which the related manufacturing costs were incurred and expensed to research and development expense prior to the FDA approval.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,678	$108,965
Restricted cash, current	275	—
Short-term investments	137,271	231,742
Accounts receivable, net	15,373	11,339
Inventories	27,775	18,325
Prepaid expenses and other current assets	5,652	4,356
Total current assets	323,024	374,727
Property and equipment, net	13,953	13,799
Goodwill	77,175	77,175
Intangible assets, net	31,223	35,344
Operating lease right-of-use assets	37,899	39,223
Finance lease right-of-use asset	27,810	6,393
Restricted cash, non-current	7,145	6,052
Finance lease prepaid expense	27,500	27,500
Other non-current assets	2,072	1,687
TOTAL ASSETS	$547,801	$581,900
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$12,996	$4,546
Accruals and other current liabilities	35,865	59,357
Deferred revenue, current	6,036	6,867
Finance lease liability, current	18,611	669
Operating lease liabilities, current	4,477	4,243
Total current liabilities	77,985	75,682
Debt, non-current	379,859	379,374
Deferred revenue, non-current	81,024	78,577
Operating lease liabilities, non-current	32,771	34,182
Other non-current liabilities	2,835	1,485
TOTAL LIABILITIES	574,474	569,300
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 84,017,208 and 82,385,810 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	84	82
Additional paid-in capital	1,787,535	1,767,266
Accumulated other comprehensive loss	(125)	(374)
Accumulated deficit	(1,814,167)	(1,754,374)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(26,673)	12,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$547,801	$581,900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$45,658	$20,837
Service revenue	3,557	856
Collaboration revenue	116	3,568
Total revenue	49,331	25,261
Operating expenses:
Cost of product revenue (exclusive of depreciation and amortization)	12,487	7,328
Cost of service revenue (exclusive of amortization)	3,684	565
Selling, general and administrative	66,011	45,075
Research and development	23,177	30,729
Depreciation and amortization	2,004	3,785
Total operating expenses	107,363	87,482
Loss from operations	(58,032)	(62,221)
Interest income	2,970	76
Interest expense	(4,497)	(1,931)
Other expense, net	(234)	(266)
Net loss	(59,793)	(64,342)
Unrealized gain (loss)	249	(41)
Comprehensive loss	$(59,544)	$(64,383)
Basic and diluted net loss	$(59,793)	$(64,342)
Basic and diluted net loss per share	$(0.74)	$(0.94)
Basic and diluted weighted-average number of shares used in computing net loss per share	81,134,111	68,333,117
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
Preferred Stock	—	$—	—	$—
Common Stock
Balance — Beginning of period	82,385,810	82	71,584,057	72
Issuance of common stock related to RSUs and PSUs	1,206,867	1	—	—
Issuance of common stock upon exercise of stock options	562,039	1	19,400	—
Shares withheld related to net settlement of RSAs	(118,889)	—	(160,614)	—
Cancellation of RSAs, net of issuance	(18,619)	—	(149,148)	—
Issuance of common stock in connection with at-the-market offerings	—	—	470,070	—
Balance — End of period	84,017,208	84	71,763,765	72
Additional Paid-In Capital
Balance — Beginning of period	—	1,767,266	—	1,466,369
Issuance of common stock upon exercise of stock options	—	9,481	—	79
Shares withheld related to net settlement of RSAs	—	(3,730)	—	(2,377)
Issuance of common stock related to RSUs and PSUs	—	(1)	—	—
Stock-based compensation	—	14,489	—	14,363
Issuance of common stock in connection with at-the-market offerings, net of issuance costs	—	—	—	8,924
Other	—	30	—	464
Balance — End of period	—	1,787,535	—	1,487,822
Other Accumulated Comprehensive Loss
Balance — Beginning of period	—	(374)	—	(18)
Unrealized gain (loss)	—	249	—	(41)
Balance — End of period	—	(125)	—	(59)
Accumulated Deficit
Balance — Beginning of period	—	(1,754,374)	—	(1,397,952)
Net loss	—	(59,793)	—	(64,342)
Balance — End of period	—	(1,814,167)	—	(1,462,294)
Total Stockholders’ Equity (Deficit)	84,017,208	$(26,673)	71,763,765	$25,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,793)	$(64,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,082	14,363
Depreciation and amortization	6,618	5,376
Amortization of debt discount and debt issuance costs	517	343
Amortization of premium (discount) on investments	(1,750)	78
Other non-cash operating activities	315	158
Changes in operating assets and liabilities:
Accounts receivable	(4,034)	(1,123)
Inventories	(7,639)	(503)
Prepaid expenses and other current assets	(1,296)	209
Lease right-of-use assets	(22,411)	(68,992)
Other non-current assets	(417)	(115)
Accounts payable	5,095	(930)
Accruals and other liabilities	(23,311)	(14,571)
Deferred revenue	1,616	(2,884)
Lease liabilities	22,558	70,644
Other non-current liabilities	1,350	1,019
Net cash used in operating activities	(69,500)	(61,270)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments	125,480	72,000
Purchases of investments	(29,294)	(22,016)
Purchases of property and equipment	(870)	(1,456)
Finance lease prepayments	—	(3,960)
Net cash provided by investing activities	95,316	44,568
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	9,481	79
Taxes paid related to net settlement of stock awards	(3,730)	(2,377)
Principal payments on finance lease obligations	(2,486)	—
Other financing activities	—	464
Proceeds from issuance of notes payable, net of debt discount	—	98,150
Proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions	—	8,997
Net cash provided by financing activities	3,265	105,313
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	29,081	88,611
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	115,017	115,669
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$144,098	$204,280
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Capitalized stock-based compensation	$1,436	$—
Accrued debt issuance costs and offering costs	$—	$1,716
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Overview
Revance is a biotechnology company focused on developing and commercializing innovative aesthetic and therapeutic offerings. Revance’s aesthetics portfolio includes DAXXIFY® (DaxibotulinumtoxinA-lanm) for injection, the RHA® Collection of dermal fillers from Teoxane and OPUL®, a relational commerce platform for aesthetic practices. Revance has also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace. Revance’s therapeutics pipeline is currently focused on muscle movement disorders, including evaluating DAXXIFY® in two debilitating conditions, cervical dystonia and upper limb spasticity.
Liquidity and Financial Condition
Since our inception, most of our resources have been dedicated to the research, development, manufacturing development, regulatory approval and/or commercialization of our Products and Services. We only began generating revenue from commercial sales in July 2020 when we acquired the HintMD Platform and in August 2020 when we launched the RHA® Collection of dermal fillers. Although we received DAXXIFY® GL Approval, we expect to continue to incur losses for the foreseeable future. For the three months ended March 31, 2023, we had a net loss of $59.8 million. As of March 31, 2023, we had a working capital surplus of $245.0 million and an accumulated deficit of $1.8 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement, and payments received from collaboration arrangements. As of March 31, 2023, we had capital resources of $273.9 million consisting of cash, cash equivalents, and short-term investments. Since the DAXXIFY® GL Approval, we are eligible to draw on the Second Tranche of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met. We may also sell up to $150.0 million of our common stock under the 2022 ATM Agreement. We believe that our existing capital resources along with our ability to draw on the Second Tranche will be sufficient to fund the operating plan through at least the next 12 months following the issuance of the condensed consolidated financial statements.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.
Our condensed consolidated balance sheet for the year ended December 31, 2022 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2022, or any other future period. Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our FY2022 10-K.
Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with U.S. GAAP. All intercompany transactions have been eliminated.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Reclassification
At the beginning of 2023, we changed our presentation of internal-use software where approximately $8.3 million has been reclassified from property and equipment, net into intangible assets, net. Refer to Note 4 and Note 6 for further detail as of March 31, 2023 and December 31, 2022.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our FY2022 10-K.
Recent Accounting Pronouncements
The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our present or future financial statements.
2. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenue is generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 12). The following table presents our revenue disaggregated by timing of transfer of goods or service:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Transferred			Transferred
(in thousands)	at a point in time	over time	Total	at a point in time	over time	Total
Product revenue	$45,658	$—	$45,658	$20,837	$—	$20,837
Service revenue	57	3,500	3,557	91	765	856
Collaboration revenue	—	116	116	—	3,568	3,568
Total revenue	$45,715	$3,616	$49,331	$20,928	$4,333	$25,261

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Product Revenue
Our product revenue breakdown is summarized below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Product:
RHA® Collection of dermal fillers	$30,280	$20,837
DAXXIFY®	15,378	—
Total product revenue	$45,658	$20,837
Receivables and contract liabilities from contracts with our product customers are as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Receivables:
Accounts receivable, net	$15,152	$10,966
Total accounts receivable, net	$15,152	$10,966

Contract liabilities:
Deferred revenue, current	$1,255	$705
Total contract liabilities	$1,255	$705
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

Accounts receivable and contract liabilities from contracts with our service customers are as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Accounts receivable:
Accounts receivable, net	$105	$59
Total accounts receivable, net	$105	$59

Collaboration Revenue
Viatris Agreement
Agreement Terms
We entered into the Viatris Agreement in February 2018, pursuant to which we are collaborating with Viatris exclusively in the Viatris Territory, to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of March 31, 2023, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We estimated the transaction price for the Viatris Agreement using the most likely amount method within the scope of ASC 606. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Agreement are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. At the end of each reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjusts our estimates of the overall transaction price. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license, and the license is the predominant feature in the Viatris Agreement. As of March 31, 2023, the transaction price allocated to the unfulfilled performance obligations was $53.3 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development services to be provided for the development period. For revenue recognition purposes, the development period is estimated to be completed in 2026. It is possible that this period will change and is assessed at each reporting date. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a potential shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments, for which outcomes are difficult to predict as of the date of this Report. As a result, no collaboration revenue is recognized from the biosimilar program for the three months ended March 31, 2023. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the three months ended March 31, 2022, we recognized $3.6 million of revenue related to development services.

Fosun License Agreement
Agreement Terms
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights.
As of March 31, 2023, Fosun has paid us non-refundable upfront and other payments totaling $38.0 million before foreign withholding taxes. We are also eligible to receive (i) additional remaining contingent payments of up to $222.5 million upon the achievement of certain milestones and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of March 31, 2023, the transaction price allocated to unfulfilled performance obligation is $38.0 million.
For the three months ended March 31, 2023, we recognized revenue of $0.1 million related to the Fosun License Agreement. For the three months ended March 31, 2022, no revenue was recognized from the Fosun License Agreement.
Receivables and contract liabilities from contracts with our collaboration customers are as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Receivables:
Accounts receivable, net — Fosun	$116	$315
Total accounts receivable, net	$116	$315

Contract liabilities:
Deferred revenue, current — Viatris	$4,781	$6,162
Total contract liabilities, current	$4,781	$6,162

Deferred revenue, non-current — Viatris	$43,047	$40,600
Deferred revenue, non-current — Fosun	37,977	37,977
Total contract liabilities, non-current	$81,024	$78,577
Changes in our contract liabilities from contracts with our collaboration revenue customers for the three months ended March 31, 2023 are as follows:

(in thousands)
Balance on December 31, 2022	$84,739
Revenue recognized	(116)
Billings and adjustments, net	1,182
Balance on March 31, 2023	$85,805

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
3. Cash Equivalents and Short-Term Investments
The following table is a summary of our cash equivalents and short-term investments:

	March 31, 2023			December 31, 2022
in thousands	Cost	Losses	Fair Value	Cost	Losses	Fair Value
Money market funds	$102,270	$—	$102,270	$85,206	$—	$85,206
Commercial paper	68,104	—	68,104	80,946	—	80,946
U.S. treasury securities	54,385	(67)	54,318	109,984	(228)	109,756
Corporate bonds	28,774	(58)	28,716	41,186	(146)	41,040
U.S. government agency obligations	—	—	—	4,480	—	4,480
Total cash equivalents and available-for-sale securities	$253,533	$(125)	$253,408	$321,802	$(374)	$321,428

Classified as:
Cash equivalents			$116,137			$89,686
Short-term investments			137,271			231,742
Total cash equivalents and available-for-sale securities			$253,408			$321,428
As of March 31, 2023 and December 31, 2022, we have no other-than-temporary impairments on our available-for-sale securities, and the contractual maturities of the available-for-sale securities are less than one-year.
4. Intangible Assets, net
The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized:

	March 31, 2023				December 31, 2022
(in thousands, except for in years)	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	5.0	$32,334	$(21,428)	$10,906	1.4	$32,334	$(20,882)	$11,452
Acquired developed technology	4.0	35,800	(25,000)	10,800	4.2	35,800	(24,325)	11,475
Internally developed technology	2.2	8,918	(3,055)	5,863	2.4	8,062	(2,271)	5,791
Customer relationships	1.3	10,300	(6,867)	3,433	1.6	10,300	(6,223)	4,077
Other software	1.6	879	(658)	221	1.8	3,166	(1,592)	1,574
Development in progress	N/A	—	—	—	N/A	975	—	975
Total intangible assets		$88,231	$(57,008)	$31,223		$90,637	$(55,293)	$35,344
N/A - Not applicable

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Based on the amount of intangible assets as of March 31, 2023, the expected amortization expense for each of the next five fiscal years was as follows:

Year Ending December 31,	(in thousands)
2023 remaining nine months	$7,940
2024	8,843
2025	6,150
2026	4,889
2027	2,856
2028 and thereafter	545
Total	$31,223
5. Inventories
Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Raw materials	$1,059	$505
Work in process	6,448	4,933
Finished goods	20,268	12,887
Total inventories	$27,775	$18,325

6. Balance Sheet Components
Accruals and other current liabilities
Accruals and other current liabilities consists of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Accruals related to:
Compensation	$16,169	$28,014
Selling, general and administrative	7,267	9,681
Research and development	4,663	9,012
Inventories	2,489	2,312
Clinical trials	1,017	1,863
Interest expense	629	1,912
Other current liabilities	3,631	6,563
Total accruals and other current liabilities	$35,865	$59,357

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Property and equipment, net
Property and equipment, net consists of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Manufacturing and other equipment	$21,920	$21,920
Leasehold improvements	7,706	7,706
Computer equipment	3,506	3,506
Furniture and fixtures	1,677	1,677
Construction in progress	2,433	1,606
Total property and equipment, gross	37,242	36,415
Less: Accumulated depreciation	(23,289)	(22,616)
Total property and equipment, net	$13,953	$13,799
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
Under the ABPS Services Agreement, until May 2022, we were subject to minimum purchase obligations of up to $30.0 million for each of the years ending December 31, 2022, 2023 and 2024. In May 2022, we amended a statement of work under the ABPS Services Agreement pursuant to which the minimum purchase obligations of $30.0 million per year were eliminated, and instead the minimum purchase obligations would be negotiated prior to the beginning of each year over the term of the agreement. As a result of the amended statement of work, the finance lease was modified. The primary change was that the modification reflects payments in 2023 and 2024 as variable lease payments, contingent on negotiation at the beginning of each period and excludes such payments in the present value calculation in arriving at the remaining finance lease liabilities with a corresponding adjustment to the related right-of-use asset, among other considerations and changes.
In January 2023, we entered into a second amendment to the above mentioned statement of work under the ABPS Services Agreement. The second amendment established a minimum purchase obligation for the year ending December 31, 2023 of $23.9 million. The minimum purchase obligation for the year ending December 31, 2023 was determined to be fixed lease payments and such payments will increase the present value calculation in arriving at the remaining finance lease liabilities with a corresponding adjustment to the related finance lease right-of-use asset.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The operating and finance lease costs are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Finance lease:
Amortization of finance lease right-of-use asset	$2,318	$—
Interest on finance lease liability	566	1,508
Variable lease cost (1)	374	1,390
Total finance lease costs	3,258	2,898
Operating leases:
Operating lease cost	2,207	2,223
Variable lease cost (2)	507	434
Total operating lease costs	2,714	2,657
Total lease cost	$5,972	$5,555
(1)Variable finance lease cost includes validation, qualification, materials, and other related services which are not included in the lease liabilities and are expensed as incurred.
(2)Variable operating lease cost includes management fees, common area maintenance, property taxes, insurance and parking fees, which are not included in the lease liabilities and are expensed as incurred.
As of March 31, 2023, maturities of our lease liabilities are as follows:

(in thousands)	Finance Lease	Operating Leases	Total
Year Ending December 31,
2023 remaining nine months	$16,402	$5,515	$21,917
2024	3,102	8,723	11,825
2025	—	8,981	8,981
2026	—	9,242	9,242
2027	—	2,535	2,535
2028 and thereafter	—	14,612	14,612
Total lease payments	19,504	49,608	69,112
Less imputed interest	(893)	(12,360)	(13,253)
Present value of lease payments	$18,611	$37,248	$55,859
Our lease contracts do not provide readily determinable implicit rates, as such, we used the estimated incremental borrowing rate based on the information available at the adoption, commencement, or remeasurement date. As of March 31, 2023, remaining lease terms and discount rates are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	3.0	7.4
Weighted-average discount rate	10.7%	9.8%

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Supplemental cash flow information related to the leases was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,084	$2,076
Operating cash flows from finance lease	$566	$—
Financing cash flows from finance lease	$2,486	$—
Right-of-use assets obtained in exchange for lease liabilities
Finance lease	$23,735	$70,280
Principal payments in accounts payable from finance lease	$3,307	$—
Leases Not Yet Commenced
PCI Supply Agreement
In April 2021, we entered into the PCI Supply Agreement pursuant to which PCI would serve as a non-exclusive manufacturer and supplier of DAXXIFY®. The initial term of the PCI Supply Agreement is dependent upon the date of regulatory submission for the manufacturing of DAXXIFY® and may be terminated by either party in accordance with the terms of the PCI Supply Agreement. The term of the PCI Supply Agreement may also be extended for one additional three-year term upon mutual agreement of the parties.
The PCI Supply Agreement contains a lease related to a dedicated fill-and-finish line and closely related assets for the manufacturing of DAXXIFY® because it has identified assets that are physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (i) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity implied from the dedicated manufacturing capacity and (ii) the right to direct the use of the fill-and-finish line.
The embedded lease had not yet commenced as of March 31, 2023. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the PCI Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the PCI Supply Agreement. As of March 31, 2023, we have made prepayments of $27.5 million to PCI which is recorded within “Finance lease prepaid expense” in the condensed consolidated balance sheets. Based on our best estimate as of March 31, 2023, our remaining minimum commitment under the PCI Supply Agreement will be $10.8 million for 2023, $14.4 million for 2024, $18.3 million for 2025, $25.3 million for 2026, $29.5 million for 2027, and $134.5 million for 2028 and thereafter in aggregate.

Nashville Lease Expansion Premises
In November 2020, we entered into the Nashville Lease, a non-cancelable operating lease for an office space in Nashville, Tennessee. The lease commenced and was recognized on the condensed consolidated balance sheets in June 2021. In July 2021, we entered into the Second Amendment to the Nashville Lease, which provided for the expansion of the initial premises to include the Expansion Premises, an additional 30,591 square feet with an expected term to 2034. The lease accounting commencement date of the Expansion Premises has not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work, which is currently expected in late 2023 at the earliest. The monthly base rent payments for the lease escalate over the term. The total undiscounted basic rent payments currently determinable for the Expansion Premises are $16 million with an expected term to 2034.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
In January 2023, we entered into the Third Amendment to the Nashville Lease, which provides for the expansion of the current premises to include the Second Expansion Premises, an additional 17,248 square feet with an expected term to 2032. The monthly base rent payments for the lease escalate over the term, and the total undiscounted basic rent payments determinable for the Second Expansion Premises are $7 million. The lease accounting commencement date of the Second Expansion Premises has not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work, which is currently expected in late 2023 or early 2024.

8. Debt
The following table provides information regarding our debt:

	March 31,	December 31,
(in thousands)	2023	2022
2027 Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(5,263)	(5,587)
Carrying amount of the 2027 Notes	282,237	281,913

Notes Payable	100,000	100,000
Less: Unamortized debt discount	(1,261)	(1,347)
Less: Unamortized debt issuance costs	(1,117)	(1,192)
Carrying amount of notes payable	97,622	97,461
Debt, non-current	$379,859	$379,374
Interest expense relating to our debt in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Contractual interest expense	$3,383	$1,588
Amortization of debt issuance costs	432	332
Amortization of debt discount	85	11
Total interest expense	$3,900	$1,931
Convertible Senior Notes
In February 2020, we issued the 2027 Notes, in the aggregate principal amount of $287.5 million pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, began on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received  $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs.

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
Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement, pursuant to which the Purchasers agreed to purchase from us, and we agreed to issue to such Purchasers the Notes Payable. On March 18, 2022, we issued to the First Tranche of $100.0 million. Since the DAXXIFY® GL Approval, we are eligible to draw on the Second Tranche of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met, until September 18, 2023. In addition, there is an uncommitted Third Tranche in an aggregate amount of up to $100.0 million until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche note, and approval by Athyrium.
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
Capped Call Transactions
Concurrently with the 2027 Notes, we entered into capped call transactions with the option counterparties and used $28.9 million of the net proceeds from the 2027 Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce the potential dilutive effect upon conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes, as the case may be, with such reduction and/or offset subject to a price cap of $48.88 of our common stock per share, which represents a premium of 100% over the last reported sale price of our common stock on February 10, 2020. The capped calls have an initial strike price of $32.38 per share, subject to certain adjustments, which corresponds to the conversion option strike price in the 2027 Notes. The capped call transactions cover, subject to anti-dilution adjustments, approximately 8.9 million shares of our common stock.
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of March 31, 2023 and December 31, 2022, we had not purchased any shares under the capped call transactions.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
9. Stockholders’ Equity (Deficit) and Stock-Based Compensation
2014 EIP
On January 1, 2023, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 3,295,432 shares. For the three months ended March 31, 2023, 2,058,472 shares of stock awards and 177,472 stock options were granted under the 2014 EIP. As of March 31, 2023, 4,048,394 shares were available for issuance under the 2014 EIP.
2014 IN
For the three months ended March 31, 2023, no stock options or awards were granted under the 2014 IN. As of March 31, 2023, 760,617 shares were available for issuance under the 2014 IN.
HintMD Plan
For the three months ended March 31, 2023, no stock options or awards were granted under the HintMD Plan. As of March 31, 2023, 79,302 shares were available for issuance under the HintMD Plan.
2014 ESPP
On January 1, 2023, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. As of March 31, 2023, 1,983,069 shares were available for issuance under the 2014 ESPP.
Net Loss per Share
Our basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, shares of common stock underlying the 2027 Notes at the initial conversion price, outstanding stock options, unvested stock awards, and shares of common stock expected to be purchased under the 2014 ESPP, are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented below:

	March 31,
	2023	2022
Convertible senior notes	8,878,938	8,878,938
Unvested RSUs and PSUs	3,598,879	2,331,448
Unvested RSAs and PSAs	1,728,551	2,814,890
Outstanding stock options	1,199,574	5,072,328
Shares of common stock expected to be purchased on June 30, under the 2014 ESPP	165,079	199,217
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
As of both March 31, 2023 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.
Stock-Based Compensation Expense
Stock-based compensation expense was allocated as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$10,265	$8,164
Research and development	2,817	6,199
Total stock-based compensation expense	$13,082	$14,363
10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy.

	March 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$102,270	$102,270	$—	$—
U.S. treasury securities	54,318	54,318	—	—
Commercial paper	68,104	—	68,104	—
Corporate bonds	28,716	—	28,716	—
Total assets measured at fair value	$253,408	$156,588	$96,820	$—

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$109,756	$109,756	$—	$—
Money market funds	85,206	85,206	—	—
U.S. government agency obligations	4,480	4,480	—	—
Commercial paper	80,946	—	80,946	—
Corporate bonds	41,040	—	41,040	—
Total assets measured at fair value	$321,428	$199,442	$121,986	$—

For Level 1 investments, we use quoted prices in active markets for identical assets to determine the fair value. For Level 2 investments, we use quoted prices for similar assets sourced from certain third-party pricing services. The third-party

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
The fair value of the 2027 Notes and the Notes Payable (Note 8) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and the Notes payable for disclosure purposes only. As of March 31, 2023, and December 31, 2022, the fair value of the 2027 Notes was $354.3 million and $288.2 million, respectively. As of March 31, 2023 the fair value of the Notes Payable was approximately the same as its unamortized carrying value.
11. Commitments and Contingencies
Teoxane Agreement
In January 2020, we entered into the Teoxane Agreement, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® Collection of dermal fillers, and (ii) the RHA® Pipeline Products in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement is effective for a term of ten years from product launch in September 2020 and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term. Our minimum purchase obligation for the years ending December 31, 2023 and December 31, 2024 will be $40 million and $52 million, respectively. Minimum purchase obligations after December 31, 2024 may be determined at a later date. We are also required to meet certain minimum expenditure requirements in connection with commercialization efforts. Our minimum expenditures related to the commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products for the years ended December 31, 2023 and 2024 will be $34 million and $36 million, respectively. Minimum expenditures related to the commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products after December 31, 2024 may be determined at a later date.
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
Other Contingencies
As of March 31, 2023, we are obligated to pay BTRX up to a remaining $15.5 million upon the satisfaction of certain milestones relating to our product revenue, intellectual property, and clinical and regulatory events.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
For the three months ended March 31, 2023 and 2022, no material amounts associated with the indemnification agreements have been recorded.
Litigation
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan's amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss. On March 8, 2023, the lead plaintiff filed an opposition to our motion to dismiss. On April 7, 2023, we filed a reply in support of our motion to dismiss. A hearing on our motion to dismiss is scheduled for June 29, 2023, but we cannot be certain of whether that motion to dismiss will be granted.
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

We record a provision for a liability when we believe that it is both probable that a liability has incurred, and the amount can be reasonably estimated. As of both March 31, 2023 and December 31, 2022, no such provision for liabilities related to the above litigation matters were recorded on the condensed consolidated balance sheets.
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
Corporate and Other Expenses
Corporate and other expenses include operating expenses related to general and administrative expenses, depreciation and amortization, stock-based compensation, in-process research and development and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. For the three months ended March 31, 2023 and 2022, intersegment revenue was $0.6 million and $0.3 million, respectively.
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue:
Product Segment	$45,774	$24,405
Service Segment	3,557	856
Total revenue	$49,331	$25,261
Reconciliation of Segment Loss from Operations to Condensed Consolidated Loss from Operations

	Three Months Ended March 31,
(in thousands)	2023	2022
Loss from operations:
Product Segment	$(12,730)	$(24,951)
Service Segment	(7,087)	(3,935)
Corporate and other expenses	(38,215)	(33,335)
Total loss from operations	$(58,032)	$(62,221)
We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this Report and in conjunction with our other SEC filings, including our FY2022 10-K.
This Report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, milestone expectations, future expenses and cash flows, anticipated working capital requirements, capital expenditures and capital allocation plans; our ability to comply with our debt obligations; the availability of the Second and Third Tranches; our ability to sell stock under the 2022 ATM Agreement; our future financing plans and strategies; our future responses to macroeconomic and geopolitical factors, including the effects of the COVID-19 pandemic; our ability to successfully commercialize and maintain regulatory approvals for DAXXIFY®; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates and third-party manufacturers, including with respect to DAXXIFY® for indications other than glabellar lines and the RHA® Pipeline Products; our opportunity in aesthetics and therapeutics; our expectations regarding the Fintech Platform, including its features, functionality, GPV and profitability; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates, including the outcome of such clinical studies and trials; the design of our clinical studies; development of an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace; the process and our ability to effectively and reliably manufacture supplies of DAXXIFY®; our ability to manufacture or receive sufficient supply of our Products in order to meet commercial demand; our ability to successfully compete in the dermal filler, neuromodulator and fintech services markets; the markets for our current and future products and services; our business strategy, plans and prospects, including our commercialization plans and ability to commercialize DAXXIFY® and continued commercialization of the RHA® Collection of dermal fillers; the potential benefits of DAXXIFY®, the RHA® Collection of dermal fillers, our drug product candidates and the Fintech Platform; the potential safety, efficacy and duration of our Products; our ability to maintain and seek out new strategic third-party collaborations to support our goals; the extent to which our products and services are considered innovative, differentiated, exclusive or premium; consumer preferences related to our Products and Services; the rate and degree of economic benefit of DAXXIFY® , the RHA® Collection of dermal fillers, OPUL® and out other drug product candidates, if approved; our ability to set a new standard in healthcare; patent defensive measures; timing related to our ongoing litigation matters; our ability to defend ourselves in ongoing litigation; international expansion; our ability to expand our operations to support the commercialization of our Products and attract and retain qualified personnel to support our business; and our ability to comply with applicable laws and regulations are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Item 1A. “Risk Factors” and elsewhere in this Report and our FY2022 10-K.
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

Summary of Risk Factors
Investing in our common stock involves risks. See Item 1A. “Risk Factors” in this Report and in our FY2022 10-K for a discussion of the following principal risks and other risks that make an investment in Revance speculative or risky.
•Our success as a company, including our ability to finance our business and generate revenue, and our future growth is substantially dependent on the commercial and clinical success of our Products. Our longer-term prospects will also depend on the successful development, regulatory approval and commercialization of our onabotulinumtoxinA biosimilar product candidate and any future product candidates. If we are unable to successfully commercialize our Products, complete the development and regulatory approval process of our product candidates, and maintain regulatory approval of our Products we may not be able to generate sufficient revenue to continue our business.

•DAXXIFY®, the RHA® Collection of dermal fillers, and any future product candidates, if approved, may not achieve market acceptance among injectors and consumers, and may not be commercially successful, which would adversely affect our operating results and financial condition.

•We will require substantial additional funding to continue to operate our business and achieve our goals and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts. We have incurred significant losses since our inception and we anticipate that these losses will continue. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

•We use third-party collaborators, including Teoxane, Viatris, Fosun, ABPS and PCI to help us develop, validate, manufacture and/or commercialize our products. Our ability to commercialize our products could be impaired or delayed if these collaborations are unsuccessful.

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

•Macroeconomic and geopolitical factors, including the COVID-19 pandemic, have and may continue to adversely affect our business, as well as those of third-parties on which we rely for significant manufacturing, clinical or other business operations. They may also impact disposable income levels, which could reduce consumer spending and lower demand for our products.

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

•Significant disruptions of information technology systems or security incidents impacting us or third parties upon which we rely could materially adversely affect our business, our reputation, our customer relationships, results of operations and financial condition.

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

Recent Developments
For the three months ended March 31, 2023, we generated $49.2 million in revenue from the sale of our Products and our Services. As of March 31, 2023, we had over 5,500 aesthetic accounts across our Products and Services.
DAXXIFY®
Following DAXXIFY® GL Approval, we trained a group of faculty members on DAXXIFY® as part of PrevU, our early experience program for the product, which we initiated in December 2022. PrevU focuses on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights for DAXXIFY® with the goal of optimizing aesthetic outcomes. We completed the PrevU program in March 2023, which was followed by the market introduction of DAXXIFY®, which is initially focused on our existing customers. For the three months ended March 31, 2023, we recognized $15.4 million in product revenue from the sale of DAXXIFY®.
The FDA approved our PAS submission for the ABPS manufacturing facility, which is serving as one of our DAXXIFY® commercial supply sources, in addition to our Northern California manufacturing facility. All inventory produced at the ABPS facility prior to DAXXIFY® GL Approval has been released for commercial use.
We are pursuing regulatory approval of DAXXIFY® for the treatment of cervical dystonia. On January 6, 2023, the FDA accepted for review the supplemental BLA for DAXXIFY® for the treatment of cervical dystonia that we submitted in October 2022. The PDUFA date is August 19, 2023. If the supplemental BLA is approved on or by the PDUFA date, we plan to initiate an early experience program in late 2023, followed by broad commercial launch in 2024.
Fosun Partnership

In April 2023, Fosun announced that the BLA for DaxibotulinumtoxinA for Injection for the improvement of glabellar lines was accepted for review by China’s National Medical Products Administration.

RHA® Collection of Dermal Fillers
For the three months ended March 31, 2023, we recognized $30.3 million in product revenue from the sale of the RHA® Collection of dermal fillers.

OPUL® Relational Commerce Platform
For the three months ended March 31, 2023, we recognized $3.6 million in service revenue and $3.7 million in cost of service revenue (exclusive of amortization) from the Fintech Platform. Since the Fintech Platform generates revenue as a percentage of credit card processing volumes, we use GPV as a key indicator of the ability of the Fintech Platform to generate revenue. GPV measures the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds. The Company also uses the Fintech Platform PayFac capabilities to process credit card transactions for Products purchased from the Company; these transactions are not included in GPV. GPV for OPUL® was approximately $180.4 million for the three months ended March 31, 2023. GPV for the trailing-twelve months ended March 31, 2023 totaled approximately $690 million.

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
Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Product revenue	$45,658	$20,837	$24,821	119%
Service revenue	3,557	856	$2,701	316%
Collaboration revenue	116	3,568	$(3,452)	(97)%
Total revenue	$49,331	$25,261	$24,070	95%
Product Revenue
Our breakdown of revenue by Product is summarized below:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change	% Change
Product:
RHA® Collection of dermal fillers	$30,280	$20,837	$9,443	45%
DAXXIFY®	15,378	—	$15,378	N/M
Total product revenue	$45,658	$20,837	$24,821	119%
N/M - Percentage not meaningful
For the three months ended March 31, 2023, our Product revenue from the sale of the RHA® Collection of dermal fillers increased compared to the same period in 2022 primarily due to increased U.S. market penetration as well as the launch of RHA® Redensity in the third quarter of 2022.
We started to generate product revenue from DAXXIFY® in the fourth quarter of 2022 from the PrevU program, which is a pre-launch promotional program for select practice partners. We completed the PrevU program in March 2023, which was followed by the market introduction of DAXXIFY®, which is initially focused on our existing customers. For the three months ended March 31, 2023, we recognized $15.4 million in product revenue from the sales of DAXXIFY®.
Service Revenue
Our service revenue is generated from the Fintech Platform, which earns revenues through payment processing fees and certain value-added services. In our HintMD Platform service offerings, we generally recognize service revenue net of costs as an accounting agent. In our OPUL® service offerings, we generally recognize service revenue on a gross basis as the accounting principal because, as the PayFac, we maintain control of the service offerings to our customers. Since the fourth quarter of 2021, we have been onboarding new customers exclusively to OPUL® and have substantially completed the migration of existing customers from the HintMD Platform to OPUL® as of March 2023. While the migration is not expected to result in a material impact to the gross margin generated by the Fintech Platform in the near term, it is expected to cause a gross-up effect to service revenue and cost of service revenue (exclusive of amortization) due to the gross versus net presentation difference in revenue accounting between the HintMD Platform and OPUL®.

For the three months ended March 31, 2023, our service revenue increased compared to the same period in 2022, primarily due to the presentation difference in the revenue accounting method described above as well as the increased OPUL® GPV associated with the increase in OPUL® active customers.
Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the determined transactions price of the contract multiplied by the quotient of the cost of development services incurred over the total estimated cost of development services for the expected duration of our performance obligations in the biosimilar development program per the Viatris Agreement. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a potential shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments, for which outcomes are difficult to predict as of the date of this Report. As a result, no collaboration revenue is recognized from the biosimilar program for the three months ended March 31, 2023. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur.
We are also working with Fosun to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory under the Fosun License Agreement. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Revenue,” we evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. For the three months ended March 31, 2023, our collaboration revenue with Fosun was $0.1 million. We did not have any collaboration revenue with Fosun for the three months ended March 31, 2022.
Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of depreciation and amortization)	$12,487	$7,328	$5,159	70%
Cost of service revenue (exclusive of amortization)	3,684	565	$3,119	552%
Selling, general and administrative	66,011	45,075	$20,936	46%
Research and development	23,177	30,729	$(7,552)	(25)%
Depreciation and amortization	2,004	3,785	$(1,781)	(47)%
Total operating expenses	$107,363	$87,482	$19,881	23%
Cost of product revenue (exclusive of depreciation and amortization)
Cost of product revenue (exclusive of depreciation and amortization) primarily consists of the cost of inventory and distribution expenses related to the RHA® Collection of dermal fillers and DAXXIFY®. For DAXXIFY®, we obtained DAXXIFY® GL Approval in September 2022, and the first delivery of DAXXIFY® to a consumer took place in the fourth quarter of 2022. Cost of product revenue (exclusive of depreciation and amortization) related to DAXXIFY® was not incurred until the first delivery took place. Certain manufacturing related expenses incurred prior to DAXXIFY® GL Approval were classified as research and development expenses, resulting in Zero-cost Inventory. If cost of product revenue included previously expensed inventories, the cost of product revenue (exclusive of depreciation and amortization) for three months ended March 31, 2023 would have increased by approximately $4 million. We expect to utilize Zero-cost Inventory related to DAXXIFY® in the near-term, and when Zero-cost Inventory is depleted, we expect our cost of product revenue (exclusive of depreciation and amortization) associated with DAXXIFY® to increase. We also anticipate that our cost of product revenue (exclusive of depreciation and amortization) associated with the RHA® Collection of dermal fillers will increase.
Our cost of product revenue (exclusive of depreciation and amortization) for the three months ended March 31, 2023 increased compared to the same period in 2022, which was in line with the higher sales volumes of the RHA® Collection of dermal fillers and DAXXIFY® in the respective periods.
Cost of Service Revenue (exclusive of amortization)
Costs of service revenue (exclusive of amortization) primarily consists of payment processing costs and the cost of POS devices. For the three months ended March 31, 2023, cost of service revenue (exclusive of amortization) increased compared to the same periods in 2022 due to the change to the gross accounting presentation of revenue as well as the increase of OPUL® GPV and costs associated with OPUL® as described in the Service Revenue section above.
We expect the cost of service revenue (exclusive of amortization) to increase in the future as we expand the general availability of OPUL® for existing and new customers.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Selling, general and administrative	$53,604	$35,777	$17,827	50%
Stock-based compensation	10,265	8,164	$2,101	26%
Depreciation and amortization	2,142	1,134	$1,008	89%
Total selling, general and administrative expenses	$66,011	$45,075	$20,936	46%
Selling, general and administrative expenses (before stock-based compensation and depreciation and amortization)
Selling, general and administrative expenses (before stock-based compensation and depreciation and amortization) consist primarily of the following:
•Costs of sales and marketing activities and sales force compensation related to DAXXIFY®, the RHA® Collection of dermal fillers and the OPUL®; and
•Personnel and professional service costs in our finance, information technology, investor relations, legal, human resources, and other administrative departments;
We expect selling, general and administrative expenses to increase in the near term in connection with the expansion of our commercial sales team and incremental administrative and infrastructure support.
For the three months ended March 31, 2023, selling, general and administrative expenses increased compared to the same periods in 2022, primarily due to an increase in sales and marketing expenses, of which $11.1 million was attributed to the Product Segment in connection with the PrevU program and other infrastructure investment to support the DAXXIFY® launch.
Stock-based compensation
For the three months ended March 31, 2023, stock-based compensation included in selling, general and administrative expenses increased compared to the same periods in 2022, primarily due to (i) the stock-based compensation expense recognized for the vesting of the DAXXIFY® GL Approval PSUs on March 7, 2023 and (ii) additional grants of stock awards to employees in selling, general and administrative functions.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Research and development	$17,887	$24,073	$(6,186)	(26)%
Stock-based compensation	2,817	6,199	$(3,382)	(55)%
Depreciation and amortization	2,473	457	$2,016	441%
Total research and development expenses	$23,177	$30,729	$(7,552)	(25)%
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
•expenses related to medical affairs, medical information, publications and pharmacovigilance oversight;
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
•expenses related to the development of new features and functionalities of OPUL® and services that are not eligible for capitalization; and
•other consulting fees paid to third parties.
Our research and development expenses (before stock-based compensation and depreciation and amortization) are subject to numerous uncertainties, primarily related to the timing and cost needed to complete our respective projects. In our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development cost (before stock-based compensation and depreciation and amortization) to be relatively consistent in the near term, primarily due to deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities. However, we will continue product development activities related to OPUL®, sharing certain development costs with Teoxane related to the RHA® Pipeline Products, and other activities related to the pursuit of approval for our third party manufacturing partner sites.
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
For the three months ended March 31, 2023, research and development expenses (before stock-based compensation and depreciation and amortization) decreased compared to the same period in 2022, primarily due to the effects of capitalizing certain manufacturing related expenses for DAXXIFY® since the third quarter of 2022, as well as a decrease in clinical, regulatory and other research and development expenses.
Stock-based compensation
For the three months ended March 31, 2023, stock-based compensation included in research and development expenses decreased compared to the same periods in 2022, primarily due to (i) a stock modification accounting adjustment related to the separation of an executive officer from the Company in the first quarter of 2022; and (ii) the capitalized stock-based compensation in the first quarter of 2023. These decreases were partially offset by the stock-based compensation recognition for the DAXXIFY® GL Approval PSUs, which vested March 7, 2023.
Depreciation and Amortization
For the three months ended March 31, 2023, depreciation and amortization decreased compared to the same periods in 2022, primarily due to the lack of any amortization expense associated with the HintMD Platform developed technology in 2023, as this expense was fully amortized in 2022.
Net Non-Operating Income and Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Interest income	$2,970	$76	$2,894	3,808%
Interest expense	(4,497)	(1,931)	$(2,566)	133%
Other expense, net	(234)	(266)	$32	(12)%
Total net non-operating expense	$(1,761)	$(2,121)	$360	(17)%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. For the three months ended March 31, 2023, interest income increased compared to the same period in 2022, primarily due to higher interest rates and higher balances.
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
For the three months ended March 31, 2023, interest expense increased compared to the same periods in 2022 due to the contractual interest on the Notes Payable, which we began to incur in late March 2022, and our finance lease liability interest expense.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	March 31, 2023	December 31, 2022	(Decrease)
Cash, cash equivalents, and short-term investments	$273,949	$340,707	$(66,758)
Working capital	$245,039	$299,045	$(54,006)
Stockholders’ equity (deficit)	$(26,673)	$12,600	$(39,273)
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
As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $273.9 million and $340.7 million, respectively, which reflected a decrease between these periods of $66.8 million. The decrease was primarily due to cash used in our operating activities of $69.2 million, taxes paid related to net settlement of stock awards of $3.7 million, principal payments on a finance lease of $2.5 million, and the purchase of property and equipment of $0.9 million. The decrease was primarily offset by proceeds from the exercise of stock options of $9.5 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(69,500)	$(61,270)
Investing activities	$95,316	$44,568
Financing activities	$3,265	$105,313
Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by personnel costs, manufacturing and facility costs, sales and marketing activities, clinical development activities, offset by revenue generated from our Products and Services. Our cash flows from operating activities will continue to be affected principally by the revenue generated from our Products and Services, our working capital requirements and the extent to which we increase spending on personnel, commercial activities, and research and development activities as our business grows.

Cash used in operating activities for the three months ended March 31, 2023, primarily consisted of approximately $85 million in expenditures related to overall operations and working capital adjustments of $28 million, partially offset by approximately $44 million in net cash receipts from our Products and Services sales and other non-cash adjustments. The increase in net cash used in operating activities for the three months ended March 31, 2023, compared to 2022 is primarily driven by the increase in revenue generated from our Products, partially offset by expenditures in supporting company growth.
Cash used in operating activities for the three months ended March 31, 2022 primarily consisted of approximately $67 million in expenditures related to overall operations and working capital adjustment of $17 million, offset by approximately $21 million in net cash receipts from our product and service sales and other non-cash adjustments.
Cash Flows from Investing Activities
For the three months ended March 31, 2023 and 2022, net cash provided by or used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments, purchases of property and equipment and prepayments for a finance lease.
Cash Flows from Financing Activities
For the three months ended March 31, 2023, net cash provided by financing activities was driven by the proceeds from the exercise of stock options, which was offset by the net settlement of stock awards for employee taxes, and principal payments on finance lease obligations.
For the three months ended March 31, 2022, net cash provided by financing activities was driven by the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount, and the ATM offering program, net of commissions. The inflows were offset by the net settlement of stock awards for employee taxes.
Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche in an aggregate principal amount for all such Notes of $100.0 million. Since the FDA approval of DAXXIFY® for the temporary improvement of moderate to severe glabellar lines in September 2022, we are eligible to draw on the Second Tranche of $100.0 million in full under the Note Purchase Agreement provided certain conditions are met. In addition, there is an uncommitted Third Tranche in an aggregate amount of up to $100.0 million available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve-months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
Initially, the Notes Payable bear interest at an annual fixed interest rate equal to 8.50%. If the Third Tranche of Notes Payable becomes committed, the Notes Payable will then bear interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month LIBOR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Notes Payable commencing on the last business day of the calendar month following the funding date thereof, and continuing until the Maturity Date. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. Upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Second Tranche and the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the Effective Date but on or prior to the second anniversary of the Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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
Convertible Senior Notes
In February 2020, we issued the 2027 Notes, in the aggregate principal amount of $287.5 million, pursuant to the Indenture. The 2027 Notes are senior unsecured obligations and bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, began on August 15, 2020. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed or repurchased. In connection with issuing the 2027 Notes, we received $278.3 million in net proceeds, after deducting the initial purchasers’ discount, commissions, and other issuance costs.
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
On May 10, 2022, we entered into the 2022 ATM Agreement with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of common stock. As of both March 31, 2023 and the filing date of this Report, no shares of common stock had been sold under the 2022 ATM Agreement.
Common Stock and Common Stock Equivalents
As of April 28, 2023, outstanding shares of common stock were 84.0 million, outstanding stock options were 4.5 million, unvested RSUs and PSUs were 3.7 million, unvested RSAs and PSAs were 1.7 million, shares expected to be purchased on June 30, 2023 under the 2014 ESPP were 0.2 million and shares of common stock underlying the 2027 Notes was 8.9 million, based upon the initial conversion price.
Operating and Capital Expenditure Requirements
We expect to continue to incur losses in future periods as we continue to devote our resources to the research, development, manufacturing development, regulatory approval and/or commercialization of our products and services.
Disciplined capital allocation continues to be a priority; however, we expect that we will continue to expend substantial resources for the foreseeable future to support the growth of the aesthetics portfolio in addition to preparing for the Company's potential entry into therapeutics with DAXXIFY® for the treatment of cervical dystonia and supporting our ongoing operations. In particular, we anticipate our expenses will increase in the near term as we expand our commercial sales team in the United States and invest resources in our sales and marketing strategy; the manufacturing and supply of DAXXIFY® for commercialization; and seek approval of and prepare to commercialize DAXXIFY® for the treatment of cervical dystonia. In addition, we expect to continue to make capital outlays in connection with our partnerships and Services business. In connection with the Teoxane Agreement, we must continue to make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum investments in connection with the commercialization of the RHA® Collection of dermal fillers. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of DAXXIFY® and any product candidate. We also anticipate expending resources to continue to support the onabotulinumtoxinA biosimilar and Fosun partnerships. Further, to grow the Services business, we plan to continue to develop OPUL® and other services that meet the needs of our customers. In the long term, in addition to the aforementioned expenditures, we anticipate our expenditures will include clinical programs for DAXXIFY® in other potential indications and international regulatory investments.
To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, sales of our Products and, in March 2022, we received proceeds from the First Tranche. Pursuant to the Note Purchase Agreement, we are eligible to draw on the Second Tranche of $100.0 million until September 18, 2023 provided certain conditions are met, and we have an established ATM program. We believe that our existing capital resources along with our ability to draw on the Second Tranche, will be sufficient to fund the operating plan through at least the next 12 months following the issuance of this Report.
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
Please read Part II, Item 1A. “Risk Factors —We will require substantial additional financing to continue to operate our business and achieve our goals, in our FY2022 10-K for additional information.
Critical Accounting Policies and Estimates
For the three months ended March 31, 2023, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our FY2022 10-K.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2023, from those as of December 31, 2022 as reported in our FY2022 10-K.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes. For the three months ended March 31, 2023, our exposure to market risk did not change materially from what was disclosed in Item 7A in our FY2022 10-K.

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
Changes in Internal Control over Financial Reporting
For the three months ended March 31, 2023, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently involved in litigation relating to claims arising out of our operations and may be involved in such litigation in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan's amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss. On March 8, 2023, the lead plaintiff filed an opposition to our motion to dismiss. On April 7, 2023, we filed a reply in support of our motion to dismiss. A hearing on our motion to dismiss is scheduled for June 29, 2023, but we cannot be certain of whether that motion to dismiss will be granted.

We dispute the claims in these lawsuits and intend to defend these matters vigorously. These lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcomes of the lawsuits are necessarily uncertain. We could be forced to expend significant resources in the defense of either lawsuit, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with each lawsuit.

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
Below we are providing, in supplemental form, material changes to our risk factors from those previously disclosed in Part I, Item 1A in our FY2022 10-K. Our risk factors disclosed in Part I, Item 1A of the FY2022 10-K provide additional discussion about these supplemental risks, and we encourage you to read and carefully consider the risk factors disclosed in Part I, Item 1A of the FY2022 10-K for a more complete understanding of the risks and uncertainties material to our business.

Compromises or failure of our information technology systems or data, or those of third parties upon which we rely, could adversely affect our business, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we may collect, receive, store, process, generate, use, disclose, make accessible, protect, secure, dispose of, transmit, share or otherwise process (collectively, “process”) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, “sensitive information”). We may rely upon and may share or receive sensitive data with or from third party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Our information technology systems could be damaged or interrupted by earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data corruption and security breaches or other cyber-based incidents, which we monitor and for which we maintain disaster recovery plans. Cyber incidents can include ransomware and extortion, computer denial-of-service attacks, worms, and other malicious software programs introduced to our computers and networks, including intrusions that are disguised and evade detection for an extended period of time, phishing attacks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. Despite significant efforts to secure against such threats, it is impossible to entirely mitigate these risks. In the normal course of our business, we have experienced cyber-based incidents and expect we will experience them in the future. While to date, we do not believe such identified security events have been material to us, including to our reputation or business operations, or had a material financial impact, we cannot assure you that such incidents or future cyber-attacks will not expose us to material costs and liability. These incidents and the failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation or result in the loss or misuse of proprietary or confidential information, intellectual property or sensitive or personal information, harm to our employees, decreased sales, increased overhead costs, product shortages, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems, including that of the Fintech Platform, and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable to detect vulnerabilities in our information technology systems, including the Fintech Platform, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, including the Fintech Platform, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Our success depends in part on our ability to effectively and reliably forecast the demand and manufacture supplies of DAXXIFY® to meet commercial demand, and to maintain a commercially viable manufacturing process. We have developed an integrated manufacturing, research and development facility located at our Newark, California office. We manufacture drug substance and drug product at this facility that we use for research and development purposes, clinical trials and commercial production. We do not anticipate being able to support anticipated commercial demand for DAXXIFY® solely from our manufacturing facility in Newark.

In support of the commercialization of DAXXIFY®, we are outsourcing manufacturing responsibilities to our third-party manufacturers. The FDA approved the ABPS manufacturing facility, which is serving as one of our DAXXIFY® commercial supply sources, in addition to our Northern California manufacturing facility. In addition, the PCI manufacturing facility will need regulatory approval before it can be used to support commercialization. There are no assurances that the PCI manufacturing facility will get approved on a timely basis, or at all, or that either or both ABPS and PCI will continue to be available to us at the required commercial scale, or at all. We may also need to expand our manufacturing facilities and add more personnel, which would be costly, time-consuming and require regulatory approval. In addition, there are risks associated with commercial manufacturing including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. If these or other risks materialize or we are unable to utilize our third-party manufacturers, expand our manufacturing facilities in compliance with regulatory requirements or hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our commercialization objectives, which could materially damage our business and financial position.

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

More recently, the closure of SVB and other financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. Promptly following the collapse of SVB, we consolidated substantially all of our operating cash activities to our existing BofA accounts and with the exception of the cash collateral associated with our existing letters of credit, we have transferred substantially all of our cash held at SVB to BofA without any loss. We also initiated the process of transferring our short-term investments managed by SVB to JPM, which was completed without any loss. While we did not hold a material amount of cash at SVB and, as a result, the closure of SVB did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.

These factors could have a negative impact on our potential sales and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 22, 2021	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1+	License and Service Agreement dated February 8, 2007, by and between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	—	—	—	—	X
10.2+	First Addendum to the License and Service Agreement dated April 21, 2009, by and between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	—	—	—	—	X
10.3++	Third Amendment to Lease dated January 13, 2023, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	—	—	—	—	X
10.4+	Second Letter Amendment to License Agreement dated March 23, 2023, by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X

†     The certifications attached as Exhibit 32.1 and 32.2 that accompany this Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and shall not be deemed filed with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act. Such certifications shall not be deemed incorporated by reference into any filing of Revance Therapeutics, Inc. under the Securities Act, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+     Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the registrant treats as private or confidential. An unredacted copy of this exhibit will be furnished to the SEC upon request.
++ A schedule to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K. An unredacted copy of this exhibit will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REVANCE THERAPEUTICS, INC.

Date: May 9, 2023	By:	/s/ Mark J. Foley
Mark J. Foley
Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)