Form 10-Q
period 2023-06-30
Revance Therapeutics, Inc.
filed 2023-08-08
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2023: 87,955,357

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
“Adjusted Three-Month Term SOFR” has the meaning set forth in the Note Purchase Agreement, as amended by the First Amendment.
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
“FDA” means the United States Food and Drug Administration.
“Fintech Platform” means OPUL® and the HintMD Platform.
“First Amendment” means the first amendment to the Note Purchase Agreement, by and among the Company, HintMD and Athyrium, dated August 8, 2023.
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
“NMPA” means China’s National Medical Products Administration.
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
“Second Tranche” means $50.0 million in Notes Payable that remains available to Revance until September 18, 2023, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement.
“Securities Act” means the U.S. Securities Act of 1933, as amended.
“Services” means the Fintech Platform business.
“Service Segment” means the business that includes the development and commercialization of the Fintech Platform.

“SOFR” has the meaning set forth in the Note Purchase Agreement, as amended by the First Amendment.
“stock awards” means RSAs, PSAs, RSUs and PSUs.
“Third Tranche” means the uncommitted tranche of additional Notes Payable in an aggregate amount of up to $150.0 million, available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,235	$108,965
Restricted cash, current	275	—
Short-term investments	178,488	231,742
Accounts receivable, net	17,043	11,339
Inventories	34,448	18,325
Prepaid expenses and other current assets	7,458	4,356
Total current assets	378,947	374,727
Property and equipment, net	12,690	13,799
Goodwill	77,175	77,175
Intangible assets, net	28,461	35,344
Operating lease right-of-use assets	34,438	39,223
Finance lease right-of-use asset	26,460	6,393
Restricted cash, non-current	7,145	6,052
Finance lease prepaid expense	27,500	27,500
Other non-current assets	4,719	1,687
TOTAL ASSETS	$597,535	$581,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,345	$4,546
Accruals and other current liabilities	39,535	59,357
Deferred revenue, current	5,433	6,867
Finance lease liability, current	15,505	669
Operating lease liabilities, current	5,261	4,243
Total current liabilities	74,079	75,682
Debt, non-current	380,348	379,374
Deferred revenue, non-current	82,213	78,577
Operating lease liabilities, non-current	31,274	34,182
Other non-current liabilities	2,835	1,485
TOTAL LIABILITIES	570,749	569,300
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 87,949,987 and 82,385,810 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	88	82
Additional paid-in capital	1,908,244	1,767,266
Accumulated other comprehensive loss	(61)	(374)
Accumulated deficit	(1,881,485)	(1,754,374)
TOTAL STOCKHOLDERS’ EQUITY	26,786	12,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$597,535	$581,900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$54,393	$25,483	$100,051	$46,320
Service revenue	3,721	1,226	7,278	2,082
Collaboration revenue	20	1,659	136	5,227
Total revenue	58,134	28,368	107,465	53,629
Operating expenses:
Cost of product revenue (exclusive of depreciation and amortization)	17,607	8,121	30,094	15,449
Cost of service revenue (exclusive of amortization)	3,700	1,402	7,384	1,967
Selling, general and administrative	77,384	47,847	143,395	92,922
Research and development	22,807	24,913	45,984	55,642
Depreciation and amortization	2,135	3,927	4,139	7,712
Total operating expenses	123,633	86,210	230,996	173,692
Loss from operations	(65,499)	(57,842)	(123,531)	(120,063)
Interest income	3,148	619	6,118	695
Interest expense	(4,368)	(3,874)	(8,865)	(5,805)
Other expense, net	(599)	(338)	(833)	(604)
Net loss	(67,318)	(61,435)	(127,111)	(125,777)
Unrealized gain (loss)	64	(327)	313	(368)
Comprehensive loss	$(67,254)	$(61,762)	$(126,798)	$(126,145)
Basic and diluted net loss	$(67,318)	$(61,435)	$(127,111)	$(125,777)
Basic and diluted net loss per share	$(0.80)	$(0.88)	$(1.54)	$(1.82)
Basic and diluted weighted-average number of shares used in computing net loss per share	83,685,919	70,061,457	82,417,064	69,202,062
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	84,017,208	84	71,763,765	72	82,385,810	82	71,584,057	72
Issuance of common stock related to ATM	3,223,767	3	1,264,783	1	3,223,767	3	1,734,853	1
Issuance of common stock related to stock awards	513,443	1	—	—	1,720,310	2	—	—
Issuance of common stock related to 2014 ESPP	157,313	—	171,824	—	157,313	—	171,824	—
Issuance of common stock upon exercise of stock options	109,185	—	11,234	—	671,224	1	30,634	—
Cancellation of stock awards, net of issuance	(52,874)	—	(63,711)	—	(71,493)	—	(212,859)	—
Shares withheld related to net settlement of stock awards	(18,055)	—	(24,532)	—	(136,944)	—	(185,146)	—
Balance — End of period	87,949,987	88	73,123,363	73	87,949,987	88	73,123,363	73
Additional Paid-In Capital
Balance — Beginning of period	—	1,787,535	—	1,487,822	—	1,767,266	—	1,466,369
Issuance of common stock related to ATM, net of commissions and issuance costs	—	99,956	—	22,661	—	99,956	—	31,585
Issuance of common stock related to 2014 ESPP	—	2,455	—	2,018	—	2,455	—	2,018
Issuance of common stock upon exercise of stock options	—	2,034	—	30	—	11,515	—	109
Shares withheld related to net settlement of stock awards	—	(564)	—	(383)	—	(4,294)	—	(2,760)
Issuance of common stock related to stock awards	—	(1)	—	—	—	(2)	—	—
Stock-based compensation	—	16,829	—	9,379	—	31,318	—	23,742
Other	—	—	—	(116)	—	30	—	348
Balance — End of period	—	$1,908,244	—	$1,521,411	—	$1,908,244	—	$1,521,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) — (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Other Accumulated Comprehensive Loss
Balance — Beginning of period	—	(125)	—	(59)	—	(374)	—	(18)
Unrealized gain (loss)	—	64	—	(327)	—	313	—	(368)
Balance — End of period	—	(61)	—	(386)	—	(61)	—	(386)
Accumulated Deficit
Balance — Beginning of period	—	(1,814,167)	—	(1,462,294)	—	(1,754,374)	—	(1,397,952)
Net loss	—	(67,318)	—	(61,435)	—	(127,111)	—	(125,777)
Balance — End of period	—	(1,881,485)	—	(1,523,729)	—	(1,881,485)	—	(1,523,729)
Total Stockholders’ Equity (Deficit)	87,949,987	$26,786	73,123,363	$(2,631)	87,949,987	$26,786	73,123,363	$(2,631)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,111)	$(125,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,681	23,626
Depreciation and amortization	10,149	11,985
Amortization of debt discount and debt issuance costs	1,035	834
Amortization of discount on investments	(3,197)	(14)
Other non-cash operating activities	498	295
Changes in operating assets and liabilities:
Accounts receivable	(5,704)	(2,242)
Inventories	(11,652)	(3,446)
Prepaid expenses and other current assets	(3,102)	12
Lease right-of-use assets	(18,949)	(16,018)
Other non-current assets	(3,093)	(454)
Accounts payable	3,703	1,975
Accruals and other liabilities	(19,536)	(12,138)
Deferred revenue	2,202	(3,243)
Lease liabilities	21,844	17,908
Other non-current liabilities	1,350	1,202
Net cash used in operating activities	(122,882)	(105,495)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments	185,247	113,183
Purchases of investments	(128,859)	(163,676)
Purchases of property and equipment	(604)	(920)
Finance lease prepayments	—	(9,900)
Net cash provided by (used in) investing activities	55,784	(61,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with ATM, net of commissions	100,183	31,814
Proceeds from the exercise of stock options and employee stock purchase plan	13,970	2,127
Taxes paid related to net settlement of stock awards	(4,294)	(2,760)
Principal payments on finance lease obligations	(8,899)	(1,760)
Payment of debt issuance costs and offering costs	(224)	(1,441)
Proceeds from issuance of notes payable, net of debt discount	—	98,150
Other financing activities	—	348
Net cash provided by financing activities	100,736	126,478
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	33,638	(40,330)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	115,017	115,669
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$148,655	$75,339
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
Liquidity and Financial Condition
Since our inception, most of our resources have been dedicated to the research, development, manufacturing development, regulatory approval and/or commercialization of our Products and Services. We began generating revenue from commercial sales in July 2020 when we acquired the HintMD Platform, followed by the launch of the RHA® Collection of dermal fillers in August 2020. Although we received DAXXIFY® GL Approval, we expect to continue to incur losses for the foreseeable future. For the three and six months ended June 30, 2023, we had a net loss of $67.3 million and $127.1 million. As of June 30, 2023, we had a working capital surplus of $304.9 million and an accumulated deficit of $1.9 billion. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement, and payments received from collaboration arrangements. As of June 30, 2023, we had capital resources of $319.7 million consisting of cash, cash equivalents, and short-term investments. On or before August 31, 2023, the Company expects to issue to the purchasers under the Note Purchase Agreement notes in an aggregate principal amount of $50.0 million, provided certain conditions are met. We also have a remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of June 30, 2023. We believe that our existing capital resources along with our ability to draw on the Second Tranche will be sufficient to fund the operating plan through at least the next 12 months following the issuance of the condensed consolidated financial statements.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.
Our consolidated balance sheet for the year ended December 31, 2022 was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2023, or any other future period. Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our FY2022 10-K.
Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with U.S. GAAP. All intercompany transactions have been eliminated.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Reclassification
At the beginning of 2023, we changed our presentation of internal-use software where approximately $8.3 million has been reclassified from property and equipment, net into intangible assets, net. Refer to Note 4 for further detail as of June 30, 2023 and December 31, 2022.
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
2. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenues are generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 12). The following table presents our revenue disaggregated by timing of transfer of goods or service:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Transferred			Transferred
(in thousands)	at a point in time	over time	Total	at a point in time	over time	Total
Product revenue	$54,393	$—	$54,393	$100,051	$—	$100,051
Service revenue	2	3,719	3,721	59	7,219	7,278
Collaboration revenue	—	20	20	—	136	136
Total revenue	$54,395	$3,739	$58,134	$100,110	$7,355	$107,465

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Transferred			Transferred
(in thousands)	at a point in time	over time	Total	at a point in time	over time	Total
Product revenue	$25,483	$—	$25,483	$46,320	$—	$46,320
Service revenue	148	1,078	1,226	239	1,843	2,082
Collaboration revenue	—	1,659	1,659	—	5,227	5,227
Total revenue	$25,631	$2,737	$28,368	$46,559	$7,070	$53,629

Product Revenue
Our product revenue breakdown is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Product:
RHA® Collection of dermal fillers	$31,767	$25,483	$62,047	$46,320
DAXXIFY®	22,626	—	38,004	—
Total product revenue	$54,393	$25,483	$100,051	$46,320
Accounts receivables and contract liabilities from contracts with our product customers are as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Accounts receivables:
Accounts receivable, net	$16,878	$10,966
Total accounts receivable, net	$16,878	$10,966

Contract liabilities:
Deferred revenue, current	$471	$705
Total contract liabilities	$471	$705
Service Revenue
We offer customer payment processing and certain value-added services to aesthetic practices through the Fintech Platform. Generally, revenue related to the HintMD Platform payment processing service, was recognized at a point in time and revenue related to the OPUL® payment processing service is recognized over time. The migration of the remaining HintMD customers to OPUL® was completed during the three months ended June 30, 2023. For the Fintech Platform, revenue related to the value-added services component is recognized over time.

Accounts receivable from contracts with our service customers are as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Accounts receivable:
Accounts receivable, net	$165	$59
Total accounts receivable, net	$165	$59

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Collaboration Revenue
Viatris Agreement
Agreement Terms
We entered into the Viatris Agreement in February 2018, pursuant to which we are collaborating with Viatris exclusively in the Viatris Territory, to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of June 30, 2023, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We estimated the transaction price for the Viatris Agreement using the most likely amount method within the scope of ASC 606. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Agreement are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. At the end of each reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license, and the license is the predominant feature in the Viatris Agreement. As of June 30, 2023, the transaction price allocated to the unfulfilled performance obligations was $54.5 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development services to be provided for the development period. For revenue recognition purposes, the development period is estimated to be completed in 2026. It is possible that this period will change and is assessed at each reporting date. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a potential shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments, for which outcomes are difficult to predict as of the date of this Report. As a result, no collaboration revenue is recognized from the biosimilar program for the six months ended June 30, 2023. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the three and six months ended June 30, 2023, we recognized no revenue related to development services under the Viatris Agreement. For the three and six months ended June 30, 2022, we recognized $1.7 million and $5.2 million related to the development services under the Viatris Agreement, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Fosun License Agreement
Agreement Terms
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights.
As of June 30, 2023, Fosun has paid us non-refundable upfront and other payments totaling $38.0 million before foreign withholding taxes. We are also eligible to receive (i) additional remaining contingent payments of up to $222.5 million upon the achievement of certain milestones and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of June 30, 2023, the transaction price allocated to unfulfilled performance obligation is $38.0 million.
For the three and six months ended June 30, 2023, revenue of less than $0.1 million and $0.1 million was recognized from the Fosun License Agreement, respectively. For the three and six months ended June 30, 2022, no revenue was recognized from the Fosun License Agreement.
Accounts receivables and contract liabilities from contracts with our collaboration customers are as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Accounts receivables:
Accounts receivable, net — Fosun	$—	$315
Total accounts receivable, net	$—	$315

Contract liabilities:
Deferred revenue, current — Viatris	$4,962	$6,162
Total contract liabilities, current	$4,962	$6,162

Deferred revenue, non-current — Viatris	$44,236	$40,600
Deferred revenue, non-current — Fosun	37,977	37,977
Total contract liabilities, non-current	$82,213	$78,577

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Changes in our contract liabilities from contracts with our collaboration revenue customers for the six months ended June 30, 2023 are as follows:

(in thousands)
Balance on December 31, 2022	$84,739
Revenue recognized	(136)
Billings and adjustments, net	2,572
Balance on June 30, 2023	$87,175
3. Cash Equivalents and Short-Term Investments
The following table summarizes our cash equivalents and short-term investments:

	June 30, 2023				December 31, 2022
(in thousands)	Adjusted Cost	Gains	Losses	Fair Value	Adjusted Cost	Losses	Fair Value
U.S. treasury securities	$136,829	$—	$(52)	$136,777	$109,984	$(228)	$109,756
Money market funds	98,349	—	—	98,349	85,206	—	85,206
Commercial paper	57,843	—	(6)	57,837	80,946	—	80,946
U.S. government agency obligations	14,760	5	—	14,765	4,480	—	4,480
Corporate bonds	7,531	—	(8)	7,523	41,186	(146)	41,040
Total cash equivalents and short-term investments	$315,312	$5	$(66)	$315,251	$321,802	$(374)	$321,428

Classified as:
Cash equivalents				$136,763			$89,686
Short-term investments				178,488			231,742
Total cash equivalents and short-term investments				$315,251			$321,428
As of June 30, 2023 and December 31, 2022, all of our cash equivalents and short-term investments were available-for-sale securities and had contractual maturities of less than one-year. There were no other-than-temporary impairments on such securities.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
4. Intangible Assets, net
The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized:

	June 30, 2023				December 31, 2022
(in thousands, except for in years)	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	4.8	$32,334	$(21,974)	$10,360	1.4	$32,334	$(20,882)	$11,452
Acquired developed technology	3.8	16,200	(6,075)	10,125	4.2	35,800	(24,325)	11,475
Internally developed technology	2.0	8,918	(3,798)	5,120	2.4	8,062	(2,271)	5,791
Customer relationships	1.1	10,300	(7,510)	2,790	1.6	10,300	(6,223)	4,077
Other software	0.6	879	(813)	66	1.8	3,166	(1,592)	1,574
Development in progress	N/A	—	—	—	N/A	975	—	975
Total intangible assets		$68,631	$(40,170)	$28,461		$90,637	$(55,293)	$35,344
N/A - Not applicable
Amortization expense of intangible assets for the three and six months ended June 30, 2023 was $2.8 million and $6.8 million, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2022 was $4.9 million and $9.9 million, respectively.
Based on the amount of intangible assets as of June 30, 2023, the expected amortization expense for each of the next five fiscal years was as follows:

Year Ending December 31,	(in thousands)
2023 remaining six months	$5,271
2024	8,752
2025	6,147
2026	4,890
2027	2,856
2028 and thereafter	545
Total	$28,461
5. Inventories
Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Raw materials	$2,208	$505
Work in process	9,397	4,933
Finished goods	22,843	12,887
Total inventories	$34,448	$18,325

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
6. Accruals and other current liabilities
Accruals and other current liabilities consists of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accruals related to:
Compensation	$17,771	$28,014
Selling, general and administrative	7,143	9,681
Research and development	5,374	9,012
Interest expense	1,887	1,912
Clinical trials	1,173	1,863
Inventories	872	2,312
Other current liabilities	5,315	6,563
Total accruals and other current liabilities	$39,535	$59,357
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
In January 2023, we entered into a second amendment to the above mentioned statement of work under the ABPS Services Agreement. The second amendment established a minimum purchase obligation for the year ending December 31, 2023 of $23.9 million, which represents ABPS’ practical manufacturing capability based on experience. The minimum purchase obligation for the year ending December 31, 2023 was determined to be fixed lease payments and such payments

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
will increase the present value calculation in arriving at the remaining finance lease liabilities with a corresponding adjustment to the related finance lease right-of-use asset.
The operating and finance lease costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Finance lease:
Amortization of finance lease right-of-use asset (1)	$1,350	$1,158	$3,668	$1,158
Interest on finance lease liability	442	751	1,008	2,259
Variable lease cost (2)	—	323	374	1,713
Total finance lease costs	1,792	2,232	5,050	5,130
Operating leases:
Operating lease cost	4,312	2,223	6,519	4,446
Variable lease cost (3)	548	431	1,055	865
Total operating lease costs	4,860	2,654	7,574	5,311
Total lease costs	$6,652	$4,886	$12,624	$10,441
(1)Starting in the three months ended June 30, 2023, amortization of the finance lease right-of-use asset is capitalized into inventories on the condensed consolidated balance sheets resulting from the FDA approval of the PAS of the ABPS manufacturing facility.
(2)Variable finance lease cost includes validation, qualification, materials, and other related services which are not included in the lease liabilities and are expensed as incurred.
(3)Variable operating lease cost includes management fees, common area maintenance, property taxes, insurance and parking fees, which are not included in the lease liabilities and are expensed as incurred.
As of June 30, 2023, maturities of our lease liabilities are as follows:

(in thousands)	Finance Lease	Operating Leases	Total
Year Ending December 31,
2023 remaining six months	$12,855	$3,952	$16,807
2024	3,102	8,723	11,825
2025	—	8,981	8,981
2026	—	9,242	9,242
2027	—	2,535	2,535
2028 and thereafter	—	14,612	14,612
Total lease payments	15,957	48,045	64,002
Less imputed interest	(452)	(11,510)	(11,962)
Present value of lease payments	$15,505	$36,535	$52,040
Our lease contracts do not provide readily determinable implicit rates, as such, we used the estimated incremental borrowing rate based on the information available at the adoption, commencement, or remeasurement date. As of June 30, 2023, weighted-average remaining lease terms and discount rates are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	2.8	7.2
Weighted-average discount rate	10.7%	9.8%

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Supplemental cash flow information related to the leases was as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,188	$4,192
Operating cash flows from finance lease	$1,008	$627
Financing cash flows from finance lease	$8,899	$1,760
Right-of-use assets obtained in exchange for lease liabilities
Finance lease	$23,735	$18,556
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
The embedded lease had not yet commenced as of June 30, 2023. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the PCI Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the PCI Supply Agreement. As of June 30, 2023, we have made prepayments of $27.5 million to PCI which is recorded within “Finance lease prepaid expense” in the condensed consolidated balance sheets. Based on our best estimate as of June 30, 2023, our remaining minimum commitment under the PCI Supply Agreement will be $12.7 million for 2023, $15.9 million for 2024, $18.3 million for 2025, $25.3 million for 2026, $29.5 million for 2027, and $134.5 million for 2028 and thereafter in aggregate.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
In January 2023, we entered into the third amendment to the Nashville Lease, which provides for the expansion of the current premises to include the Second Expansion Premises, an additional 17,248 square feet with an expected term to 2032. The monthly base rent payments for the lease escalate over the term, and the total undiscounted basic rent payments determinable for the Second Expansion Premises are $7 million. The lease accounting commencement date of the Second Expansion Premises has not occurred and is expected to take place when the office space is made available to us after the completion of certain improvement work, which is currently expected in late 2023.

8. Debt
The following table provides information regarding our debt:

	June 30,	December 31,
(in thousands)	2023	2022
2027 Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(4,937)	(5,587)
Carrying amount of the 2027 Notes	282,563	281,913

Notes Payable	100,000	100,000
Less: Unamortized debt discount	(1,175)	(1,347)
Less: Unamortized debt issuance costs	(1,040)	(1,192)
Carrying amount of Notes Payable	97,785	97,461
Debt, non-current	$380,348	$379,374
Interest expense relating to our debt in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$3,407	$3,383	$6,790	$4,971
Amortization of debt issuance costs	431	417	863	749
Amortization of debt discount	87	74	172	85
Total interest expense	$3,925	$3,874	$7,825	$5,805
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of June 30, 2023 and December 31, 2022, we had not purchased any shares under the capped call transactions.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche in an aggregate principal amount for all such Notes of $100 million. On August 8, 2023, the Company, HintMD and Athyrium entered into the First Amendment. Pursuant to the First Amendment, the Second Tranche commitment was reduced from $100 million to $50 million, and the uncommitted Third Tranche was increased from $100 million to $150 million. On or before August 31, 2023, the Company expects to issue to the purchasers under the Note Purchase Agreement notes in an aggregate principal amount of $50 million, provided certain conditions are met. The uncommitted Third Tranche is available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
The notes issued pursuant to the First Tranche and to be issued pursuant to the Second Tranche will bear interest at an annual fixed interest rate equal to 8.50%. The First Amendment modified the variable interest rate adjustment for the Third Tranche from Adjusted Three-Month LIBOR to Adjusted Three-Month Term SOFR. If the Third Tranche of Notes Payable becomes committed, the Notes Payable will then bear interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month Term SOFR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Notes Payable commencing on the last business day of the calendar month following the funding date thereof, and continuing until the Maturity Date. Pursuant to the First Amendment, the Company is required to repay Athyrium the outstanding principal amount of the Second Tranche notes in installments on the last business day of each March, June, September and December (commencing in September 2024), in each case, based on the following principal amortization payment schedule: 2.5% in September and December 2024; 5.0% in March and June 2025; 7.5% in September and December 2025; and 10.0% in March and June 2026; followed by repayment of the Second Tranche in full on September 18, 2026. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. If any Third Tranche notes are issued, upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the NPA Effective Date but on or prior to the second anniversary of the NPA Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
include, among other things, our failure to pay principal or interest due under the Note Purchase Agreement, a breach of certain covenants under the Note Purchase Agreement, our insolvency, the occurrence of a circumstance which could have a material adverse effect and the occurrence of any default under certain other indebtedness.
9. Stockholders’ Equity and Stock-Based Compensation
Equity Compensation Plans
2014 EIP
On January 1, 2023, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 3.3 million shares. For the six months ended June 30, 2023, 2.4 million shares of stock awards and 0.2 million stock options were granted under the 2014 EIP. As of June 30, 2023, 4.0 million shares were available for issuance under the 2014 EIP.
2014 IN
For the six months ended June 30, 2023, no stock options or awards were granted under the 2014 IN. As of June 30, 2023, 0.8 million shares were available for issuance under the 2014 IN.
HintMD Plan
For the six months ended June 30, 2023, no stock options or awards were granted under the HintMD Plan. As of June 30, 2023, 0.1 million shares were available for issuance under the HintMD Plan.
2014 ESPP
On January 1, 2023, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 0.3 million shares. As of June 30, 2023, 1.8 million shares were available for issuance under the 2014 ESPP.
Net Loss per Share
Our basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, shares of common stock underlying the 2027 Notes at the initial conversion price, outstanding stock options, and unvested stock awards, are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented below:

	June 30,
	2023	2022
Convertible senior notes	8,878,938	8,878,938
Outstanding stock options	4,391,679	5,063,074
Unvested RSUs and PSUs	3,281,382	2,492,797
Unvested RSAs and PSAs	1,577,981	2,656,703
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
For the three months ended June 30, 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold under the 2022 ATM Agreement for the three months ended March 31, 2023.
Stock-Based Compensation Expense
The following table summarizes our stock-based compensation expense by line item in our condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative	$12,178	$6,528	$22,443	$14,692
Research and development	3,421	2,735	6,238	8,934
Cost of product revenue (exclusive of depreciation and amortization)	948	—	948	—
Total stock-based compensation expense	$16,547	$9,263	$29,629	$23,626
Capitalized Stock-based Compensation Expense
For the three and six months ended June 30, 2023, stock-based compensation expense of $0.9 million and $1.9 million, respectively, was capitalized in inventories on the condensed consolidated balance sheets, which is subsequently expensed to cost of product revenue (exclusive of depreciation and amortization) on the condensed consolidated statements of operations and comprehensive loss as shown in the table above.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy.

	June 30, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$136,777	$136,777	$—	$—
Money market funds	98,349	98,349	—	—
U.S. government agency obligations	14,765	14,765	—	—
Commercial paper	57,837	—	57,837	—
Corporate bonds	7,523	—	7,523	—
Total assets measured at fair value	$315,251	$249,891	$65,360	$—

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$109,756	$109,756	$—	$—
Money market funds	85,206	85,206	—	—
U.S. government agency obligations	4,480	4,480	—	—
Commercial paper	80,946	—	80,946	—
Corporate bonds	41,040	—	41,040	—
Total assets measured at fair value	$321,428	$199,442	$121,986	$—

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
The fair value of the 2027 Notes and the Notes Payable (Note 8) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and the Notes payable for disclosure purposes only. As of June 30, 2023, and December 31, 2022, the fair value of the 2027 Notes was $302.9 million and $288.2 million, respectively. As of June 30, 2023 and December 31, 2022, the fair value of the Notes Payable was approximately the same as its unamortized carrying value.

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
Other Contingencies
As of June 30, 2023, we are obligated to pay BTRX up to a remaining $15.5 million upon the satisfaction of certain milestones relating to our product revenue, intellectual property, and clinical and regulatory events.
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
For the six months ended June 30, 2023 and 2022, no material amounts associated with the indemnification agreements have been recorded.
Litigation
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan’s amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents. A Markman hearing was held on June 28, 2023, and we await the court’s decision on claim construction.
On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss. On March 8, 2023, the lead plaintiff filed an opposition to our motion to dismiss. On April 7, 2023, we filed a reply in support of our motion to dismiss. A hearing on our motion to dismiss is scheduled for August 10, 2023, but we cannot be certain of whether that motion to dismiss will be granted.
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

We record a provision for a liability when we believe that it is both probable that a liability has incurred, and the amount can be reasonably estimated. As of both June 30, 2023 and December 31, 2022, no such provision for liabilities related to the above litigation matters were recorded on the condensed consolidated balance sheets.
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
Corporate and Other Expenses
Corporate and other expenses include operating expenses related to general and administrative expenses, depreciation and amortization, stock-based compensation, and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. For the three months ended June 30, 2023 and 2022, intersegment revenue was $0.7 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, intersegment revenue was $1.3 million and $0.6 million, respectively.
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue:
Product Segment	$54,413	$27,142	$100,187	$51,547
Service Segment	3,721	1,226	7,278	2,082
Total revenue	$58,134	$28,368	$107,465	$53,629
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Loss from operations:
Product Segment	$(19,335)	$(24,969)	$(32,065)	$(49,920)
Service Segment	(4,978)	(5,598)	(12,065)	(9,533)
Corporate and other expenses	(41,186)	(27,275)	(79,401)	(60,610)
Total loss from operations	$(65,499)	$(57,842)	$(123,531)	$(120,063)
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
This Report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, milestone expectations, future expenses and cash flows, anticipated working capital requirements, capital expenditures and capital allocation plans; our ability to comply with our debt obligations; our plans regarding the Second Tranche; the evaluation of the variable transaction price related to Viatris Agreement; the availability of the Second and Third Tranches; our ability to sell stock under the 2022 ATM Agreement; our future financing plans and strategies; our future responses to macroeconomic and geopolitical factors, including the effects of the COVID-19 pandemic; our ability to successfully commercialize and maintain regulatory approvals for DAXXIFY®; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates and third-party manufacturers, including with respect to DAXXIFY® for indications other than glabellar lines and the RHA® Pipeline Products; our opportunity in aesthetics and therapeutics; our expectations regarding the Fintech Platform, including its features, functionality, GPV and profitability; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates, including the outcome of such clinical studies and trials; the design of our clinical studies; development of an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace; the process and our ability to effectively and reliably manufacture supplies of DAXXIFY®; our ability to manufacture or receive sufficient supply of our Products in order to meet commercial demand; our ability to successfully compete in the dermal filler, neuromodulator and fintech services markets; the markets for our current and future products and services; our business strategy, plans and prospects, including our commercialization plans and ability to commercialize DAXXIFY® and continued commercialization of the RHA® Collection of dermal fillers; the potential benefits of DAXXIFY®, the RHA® Collection of dermal fillers, our drug product candidates and the Fintech Platform; the potential safety, efficacy and duration of our Products; our ability to maintain and seek out new strategic third-party collaborations to support our goals; the extent to which our products and services are considered innovative, differentiated, exclusive or premium; consumer preferences related to our Products and Services; the rate and degree of economic benefit of DAXXIFY® , the RHA® Collection of dermal fillers, OPUL® and out other drug product candidates, if approved; our ability to set a new standard in healthcare; patent defensive measures; timing related to our ongoing litigation matters; our ability to defend ourselves in ongoing litigation; international expansion; the commencement of the Second Expansion Premises; our ability to expand our operations to support the commercialization of our Products and attract and retain qualified personnel to support our business; and our ability to comply with applicable laws and regulations are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Item 1A. “Risk Factors” and elsewhere in this Report and our FY2022 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2023.
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

Summary of Risk Factors
Investing in our common stock involves risks. See Item 1A. “Risk Factors” in this Report and in our FY2022 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2023 for a discussion of the following principal risks and other risks that make an investment in Revance speculative or risky.
•Our success as a company, including our ability to finance our business and generate revenue, and our future growth is substantially dependent on the commercial and clinical success of our Products. Our longer-term prospects will also depend on the successful development, regulatory approval and commercialization of our onabotulinumtoxinA biosimilar product candidate and any future product candidates. If we are unable to successfully commercialize our Products, complete the development and regulatory approval process of our product candidates, and maintain regulatory approval of our Products, we may not be able to generate sufficient revenue to continue our business.

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

•Servicing our debt, including the Notes Payable and 2027 Notes, requires a significant amount of cash to pay our substantial debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

•We are currently, and in the future, may be subject to litigation. If product liability, stockholder derivative actions, additional securities class actions, intellectual property lawsuits or other lawsuits are brought against us and we cannot successfully defend ourselves, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.

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

Overview
Revance is a biotechnology company setting the new standard in healthcare with innovative aesthetic and therapeutic offerings that elevate patient and physician experiences. Revance’s aesthetics portfolio of expertly created products and services, including DAXXIFY®, the RHA® Collection of dermal fillers and OPUL®, the first-of-its-kind relational commerce platform for aesthetic practices, deliver a differentiated and exclusive offering for Revance’s elite practice partners and their consumers. Revance has also partnered with Viatris to develop an onabotulinumtoxinA biosimilar, which will compete in the existing short-acting neuromodulator marketplace. Revance’s therapeutics pipeline is currently focused on muscle movement disorders including evaluating DAXXIFY® in two debilitating conditions, cervical dystonia and upper limb spasticity.

Recent Developments
For the three and six months ended June 30, 2023, we generated $58.1 million and $107.3 million, respectively, in revenue from the sale of our Products and our Services. As of June 30, 2023, we had over 6,000 aesthetic accounts across our Products and Services.
First Amendment to Note Purchase Agreement
On August 8, 2023, the Company, HintMD and Athyrium entered into the First Amendment. Pursuant to the First Amendment, the Second Tranche commitment was reduced from $100.0 million to $50.0 million, and the uncommitted Third Tranche was increased from $100.0 million to $150.0 million. On or before August 31, 2023, the Company expects to issue to the purchasers under the Note Purchase Agreement notes in an aggregate principal amount of $50.0 million, provided certain conditions are met. The notes to be issued pursuant to the Second Tranche will bear interest at an annual fixed interest rate equal to 8.50%.

The First Amendment eliminated the applicability of the Amortization Trigger to the amortization of the Second Tranche and provided for a principal amortization payment schedule for the Second Tranche. See “—Liquidity and Capital Resources—First Amendment to Note Purchase Agreement” for additional information. Except as explicitly amended, all of the terms and conditions of the Note Purchase Agreement remain in full force and effect.
DAXXIFY®
Following DAXXIFY® GL Approval, we trained a group of faculty members on DAXXIFY® as part of PrevU, our early experience program for the product, which we initiated in December 2022. PrevU focuses on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights for DAXXIFY® with the goal of optimizing aesthetic outcomes. We completed the PrevU program in March 2023, and initiated the market introduction of DAXXIFY®, which has been focused on our existing customers. For the three and six months ended June 30, 2023, we recognized $22.6 million and $38.0 million, respectively, in product revenue from the sale of DAXXIFY®.
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
Fosun Partnership

In April 2023, Fosun announced that the BLA for DaxibotulinumtoxinA for Injection for the improvement of glabellar lines was accepted for review by the NMPA. In July 2023, the NMPA accepted the BLA for DaxibotulinumtoxinA for Injection for the treatment of cervical dystonia.

RHA® Collection of Dermal Fillers
For the three and six months ended June 30, 2023, we recognized $31.8 million and $62.0 million, respectively, in product revenue from the sale of the RHA® Collection of dermal fillers.

OPUL® Relational Commerce Platform
For the three months ended June 30, 2023, we recognized $3.7 million in service revenue and $3.7 million in cost of service revenue (exclusive of amortization) from the Fintech Platform. For the six months ended June 30, 2023, we recognized $7.3 million in service revenue and $7.4 million in cost of service revenue (exclusive of amortization) from the Fintech Platform. Since the Fintech Platform generates revenue as a percentage of credit card processing volumes, we use GPV as a key indicator of the ability of the Fintech Platform to generate revenue. GPV measures the total dollar amount of all transactions processed in the period through the Fintech Platform, net of refunds. The Company also uses the Fintech Platform PayFac capabilities to process credit card transactions for Products purchased from the Company; these transactions are not included in GPV. GPV for OPUL® was approximately $173 million for the three months ended June 30, 2023. GPV for the trailing-twelve months ended June 30, 2023 totaled approximately $697 million.
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
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Product revenue	$54,393	$25,483	$28,910	113%	$100,051	$46,320	$53,731	116%
Service revenue	3,721	1,226	$2,495	204%	7,278	2,082	$5,196	250%
Collaboration revenue	20	1,659	$(1,639)	(99)%	136	5,227	$(5,091)	(97)%
Total revenue	$58,134	$28,368	$29,766	105%	$107,465	$53,629	$53,836	100%
Product Revenue
Our breakdown of revenue by Product is summarized below:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Product:
RHA® Collection of dermal fillers	$31,767	$25,483	$6,284	25%	$62,047	$46,320	$15,727	34%
DAXXIFY®	22,626	—	$22,626	N/M	38,004	—	$38,004	N/M
Total product revenue	$54,393	$25,483	$28,910	113%	$100,051	$46,320	$53,731	116%
N/M - Percentage not meaningful

For the three and six months ended June 30, 2023, our Product revenue from the sale of the RHA® Collection of dermal fillers increased compared to the same periods in 2022 primarily due to increased U.S. market penetration as well as the launch of RHA® Redensity in the third quarter of 2022.
We started to generate product revenue from DAXXIFY® in the fourth quarter of 2022 from the PrevU program, which is a pre-launch promotional program for select practice partners. We completed the PrevU program in March 2023, and initiated the market introduction of DAXXIFY®, which has been focused on our existing customers.
Service Revenue
Our service revenue is generated from the Fintech Platform, which earns revenues through payment processing fees and certain value-added services. In our HintMD Platform service offerings, we generally recognize service revenue net of costs as an accounting agent. In our OPUL® service offerings, we generally recognize service revenue on a gross basis as the accounting principal because, as the PayFac, we maintain control of the service offerings to our customers. Since the fourth quarter of 2021, we have been onboarding new customers exclusively to OPUL® and the migration of the remaining HintMD customers to OPUL® was completed during the three months ended June 30, 2023. The migration did not have a material impact on the gross margin generated by the Fintech Platform in the near term.
For the three and six months ended June 30, 2023, our service revenue increased compared to the same periods in 2022, primarily due to the presentation difference in the revenue accounting method described above as well as the increased OPUL® GPV.
Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the determined transactions price of the contract multiplied by the quotient of the cost of development services incurred over the total estimated cost of development services for the expected duration of our performance obligations in the biosimilar development program per the Viatris Agreement. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a potential shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments, for which outcomes are difficult to predict as of the date of this Report. As a result, no collaboration revenue is recognized from the biosimilar program for the six months ended June 30, 2023. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the three and six months ended June 30, 2023, we recognized no revenue related to development services under the Viatris Agreement. For the three and six months ended June 30, 2022, we recognized $1.7 million and $5.2 million related to the development services under the Viatris Agreement, respectively.
We are also working with Fosun to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory under the Fosun License Agreement. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Revenue,” we evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. For the three and six months ended June 30, 2023, revenue of less than $0.1 million and $0.1 million was recognized from the Fosun License Agreement, respectively. For the three and six months ended June 30, 2022, no revenue was recognized from the Fosun License Agreement.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of depreciation and amortization)	$17,607	$8,121	$9,486	117%	$30,094	$15,449	$14,645	95%
Cost of service revenue (exclusive of amortization)	3,700	1,402	$2,298	164%	7,384	1,967	$5,417	275%
Selling, general and administrative	77,384	47,847	$29,537	62%	143,395	92,922	$50,473	54%
Research and development	22,807	24,913	$(2,106)	(8)%	45,984	55,642	$(9,658)	(17)%
Depreciation and amortization	2,135	3,927	$(1,792)	(46)%	4,139	7,712	$(3,573)	(46)%
Total operating expenses	$123,633	$86,210	$37,423	43%	$230,996	$173,692	$57,304	33%
Cost of product revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of product revenue (exclusive of depreciation and amortization):
Purchasing and manufacturing costs (exclusive of stock-based compensation)	$15,192	$7,851	$7,341	94%	$25,613	$14,370	$11,243	78%
Distribution, royalty and other fulfillment charges	1,467	270	$1,197	443%	3,533	1,079	$2,454	227%
Stock-based compensation	948	—	$948	N/M	948	—	$948	N/M
Total cost of product revenue (exclusive of depreciation and amortization)	$17,607	$8,121	$9,486	117%	$30,094	$15,449	$14,645	95%
N/M - Percentage not meaningful
Cost of product revenue (exclusive of depreciation and amortization) primarily consists of the purchasing cost of the RHA® Collection of dermal fillers and manufacturing costs of DAXXIFY® inventory (exclusive of stock-based compensation), distribution expenses, royalty, other fulfillment costs related to the RHA® Collection of dermal fillers and DAXXIFY®, and stock-based compensation expenses related to manufacturing efforts.
We obtained DAXXIFY® GL Approval in September 2022, and the first delivery of DAXXIFY® to a consumer took place in the fourth quarter of 2022. Cost of product revenue (exclusive of depreciation and amortization) related to DAXXIFY® generally incur when delivered. Substantially all of DAXXIFY® manufacturing expenses incurred prior to DAXXIFY® GL Approval were classified as research and development expenses, resulting in Zero-cost Inventory.
Our cost of product revenue (exclusive of depreciation and amortization) for the three and six months ended June 30, 2023 increased compared to the same periods in 2022, which was due to the higher sales volumes of the RHA® Collection of dermal fillers and DAXXIFY® in the respective periods. When Zero-cost Inventory (discussed below) is depleted, we expect our cost of product revenue (exclusive of depreciation and amortization) associated with DAXXIFY® to increase. We also anticipate that our cost of product revenue (exclusive of depreciation and amortization) associated with the RHA® Collection of dermal fillers may increase if higher sales volumes result.
Purchasing and manufacturing costs (exclusive of stock-based compensation)
For the three and six months ended June 30, 2023, purchasing and manufacturing costs (exclusive of stock-based compensation) related to the RHA® Collection of dermal fillers and DAXXIFY® increased compared to the same periods in 2022 due to higher sales volumes of the RHA® Collection of dermal fillers and DAXXIFY®.
Distribution, royalty and other fulfillment charges
For the three and six months ended June 30, 2023, distribution, royalty and other fulfillment charges related to the RHA® Collection of dermal fillers and DAXXIFY® increased compared to the same periods in 2022 due to higher sales volumes of the RHA® Collection of dermal fillers and DAXXIFY®.
Stock-based compensation
We started to incur stock-based compensation expense in cost of product revenue (exclusive of depreciation and amortization) during the three months ended June 30, 2023, which is related to the equity grants of employees in departments involved in the manufacturing of DAXXIFY®. DAXXIFY® manufacturing related stock-based compensation expense incurred prior to DAXXIFY® GL Approval was classified as research and development expenses.
Impact of Zero-cost Inventory for DAXXIFY®
If cost of product revenue included previously expensed inventories, the cost of product revenue (exclusive of depreciation and amortization) for the three and six months ended June 30, 2023 would have increased by approximately $4 million and $8 million, respectively. We expect to utilize Zero-cost Inventory related to DAXXIFY® in the near-term until depleted.
Cost of Service Revenue (exclusive of amortization)
Costs of service revenue (exclusive of amortization) primarily consists of payment processing costs and the cost of POS devices. For the six months ended June 30, 2023, cost of service revenue (exclusive of amortization) increased compared to the same periods in 2022 due to the change to the gross accounting presentation of revenue as well as the increase of OPUL® GPV and costs associated with OPUL® as described in the Service Revenue section above.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Selling, general and administrative	$64,166	$40,301	$23,865	59%	$117,770	$76,078	$41,692	55%
Stock-based compensation	12,178	6,528	$5,650	87%	22,443	14,692	$7,751	53%
Depreciation and amortization	1,040	1,018	$22	2%	3,182	2,152	$1,030	48%
Total selling, general and administrative expenses	$77,384	$47,847	$29,537	62%	$143,395	$92,922	$50,473	54%
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
We expect selling, general and administrative expenses to increase in the near term in connection with the expansion of our commercial sales team and incremental administrative and infrastructure support. For the three and six months ended June 30, 2023, selling, general and administrative expenses increased compared to the same periods in 2022, primarily due to an increase in sales and marketing expenses, of which $15.7 million and $26.8 million, respectively, was attributed to the Product Segment in connection with the infrastructure investment to support the DAXXIFY® launch for the respective periods.
Stock-based compensation
For the three and six months ended June 30, 2023, stock-based compensation included in selling, general and administrative expenses increased compared to the same periods in 2022, primarily due to (i) increased headcount in selling, general and administrative functions; (ii) the stock-based compensation expense recognized for the vesting of the DAXXIFY® GL Approval PSUs in March 2023; and (iii) the stock-based compensation expense recognized for the vesting of certain market-based PSUs in May 2023.

Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Research and development	$19,031	$21,672	$(2,641)	(12)%	$36,918	$45,745	$(8,827)	(19)%
Stock-based compensation	3,421	2,735	$686	25%	6,238	8,934	$(2,696)	(30)%
Depreciation and amortization	355	506	$(151)	(30)%	2,828	963	$1,865	194%
Total research and development expenses	$22,807	$24,913	$(2,106)	(8)%	$45,984	$55,642	$(9,658)	(17)%
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
Our research and development expenses (before stock-based compensation and depreciation and amortization) are subject to numerous uncertainties, primarily related to the timing and cost needed to complete our respective projects. In our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development cost (before stock-based compensation and depreciation and amortization) to be relatively consistent in the near term, primarily due to deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities. However, we will continue product development activities related to OPUL®, sharing certain development costs with Teoxane related to the RHA® Pipeline Products, and other activities related to the pursuit of approval for our third party manufacturing partner site.
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
For the three months ended June 30, 2023, research and development expenses (before stock-based compensation and depreciation and amortization) decreased compared to the same period in 2022, primarily due to the effects of capitalizing certain manufacturing related expenses for DAXXIFY® since the third quarter of 2022, offset by an increase in clinical, regulatory and other research and development activities.
For the six months ended June 30, 2023, research and development expenses (before stock-based compensation and depreciation and amortization) decreased compared to the same period in 2022, primarily due to the effects of capitalizing certain manufacturing related expenses for DAXXIFY® since the third quarter of 2022.
Stock-based compensation
For the three months ended June 30, 2023, stock-based compensation included in research and development expenses increased compared to the same periods in 2022, primarily due to stock-based compensation expense related to achievement of certain performance-based PSUs in May 2023, partially offset by the capitalized stock-based compensation in the second quarter of 2023.
For the six months ended June 30, 2023, stock-based compensation included in research and development expenses decreased compared to the same period in 2022, primarily due to (i) a stock modification accounting adjustment related to the separation of an executive officer from the Company in the first quarter of 2022; and (ii) the capitalized stock-based compensation for the first and second quarter of 2023. These decreases were partially offset by (i) the stock-based compensation recognition for the DAXXIFY® GL Approval PSUs, which vested in March 2023, and (ii) a stock modification accounting adjustment related to achievement of certain performance-based PSUs in May 2023.
Depreciation and Amortization
For the three and six months ended June 30, 2023, depreciation and amortization decreased compared to the same periods in 2022, primarily due to extension of useful life of Teoxane distribution rights, capitalization of depreciation into inventory and completion of amortization for developed technology related to HintMD in 2022, offset primarily by an increased amortization expense from a finance lease in the first quarter of 2023.

Net Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Interest income	$3,148	$619	$2,529	409%	$6,118	$695	$5,423	780%
Interest expense	(4,368)	(3,874)	$(494)	13%	(8,865)	(5,805)	$(3,060)	53%
Other expense, net	(599)	(338)	$(261)	77%	(833)	(604)	$(229)	38%
Total net non-operating expense	$(1,819)	$(3,593)	$1,774	(49)%	$(3,580)	$(5,714)	$2,134	(37)%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. For the three and six months ended June 30, 2023, interest income increased compared to the same periods in 2022, primarily due to higher interest rates and higher investment balances.
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
For three and the six months ended June 30, 2023, interest expense increased compared to the same periods in 2022 due to the contractual interest on the Notes Payable, which we began to incur in late March 2022, and our finance lease liability interest expense.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	June 30, 2023	December 31, 2022	Increase /(Decrease)
Cash, cash equivalents, and short-term investments	$319,723	$340,707	$(20,984)
Working capital	$304,868	$299,045	$5,823
Stockholders’ equity	$26,786	$12,600	$14,186
Sources and Uses of Cash
We hold our cash, cash equivalents, and short-term investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines for high credit quality. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $319.7 million and $340.7 million, respectively, which reflected a decrease between these periods of $21.0 million. The decrease was primarily due to cash used in our operating activities of $121.2 million, taxes paid related to net settlement of stock awards of $4.3 million, principal payments on a finance lease of $8.9 million, and the purchase of property and equipment of $0.6 million. The decrease was primarily offset by proceeds from the ATM of $100.0 million, net of commissions and offerings costs, and the proceeds from stock option exercises and ESPP purchases of $14.0 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(122,882)	$(105,495)
Investing activities	$55,784	$(61,313)
Financing activities	$100,736	$126,478
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
Cash used in operating activities for the six months ended June 30, 2023, primarily consisted of approximately $197 million in expenditures related to overall operations and other working capital adjustments of $28 million, partially offset by approximately $102 million in net cash receipts from our Products and Services sales and other non-cash adjustments. The increase in net cash used in operating activities for the six months ended June 30, 2023, compared to 2022 is primarily driven by the increase in revenue generated from our Products, partially offset by expenditures in supporting company growth.
Cash used in operating activities for the six months ended June 30, 2022 primarily consisted of approximately $143 million in expenditures related to overall operations and other working capital adjustment of $8 million, offset by approximately $46 million in net cash receipts from our product and service sales and other non-cash adjustments.
Cash Flows from Investing Activities
For the six months ended June 30, 2023 and 2022, net cash provided by or used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments and prepayments for a finance lease.
Cash Flows from Financing Activities
For the six months ended June 30, 2023, net cash provided by financing activities was driven by the proceeds from the ATM offering program, net of commissions, and the exercise of stock options and purchases of our common stock through the ESPP. The inflows were offset by the net settlement of stock awards for employee taxes, and principal payments on finance lease obligations.
For the six months ended June 30, 2022, net cash provided by financing activities was driven by the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount, the ATM offering program, net of commissions and the exercise of stock options and purchases of our common stock through the ESPP. The inflows were offset by the net settlement of stock awards for employee taxes.

Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche in an aggregate principal amount for all such Notes of $100 million. On August 8, 2023, the Company, HintMD and Athyrium entered into the First Amendment. Pursuant to the First Amendment, the Second Tranche commitment was reduced from $100 million to $50 million, and the uncommitted Third Tranche was increased from $100 million to $150 million. On or before August 31, 2023, the Company expects to issue to the purchasers under the Note Purchase Agreement notes in an aggregate principal amount of $50 million, provided certain conditions are met. The uncommitted Third Tranche is available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
The notes issued pursuant to the First Tranche and to be issued pursuant to the Second Tranche will bear interest at an annual fixed interest rate equal to 8.50%. The First Amendment modified the variable interest rate adjustment for the Third Tranche from Adjusted Three-Month LIBOR to Adjusted Three-Month Term SOFR. If the Third Tranche of Notes Payable becomes committed, the Notes Payable will then bear interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month Term SOFR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Notes Payable commencing on the last business day of the calendar month following the funding date thereof, and continuing until the Maturity Date. Pursuant to the First Amendment, the Company is required to repay Athyrium the outstanding principal amount of the Second Tranche notes in installments on the last business day of each March, June, September and December (commencing in September 2024), in each case, based on the following principal amortization payment schedule: 2.5% in September and December 2024; 5.0% in March and June 2025; 7.5% in September and December 2025; and 10.0% in March and June 2026; followed by repayment of the Second Tranche in full on September 18, 2026. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. If any Third Tranche notes are issued, upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the NPA Effective Date but on or prior to the second anniversary of the NPA Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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
On May 10, 2022, we entered into the 2022 ATM Agreement with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of common stock. For the three months ended June 30, 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock had been sold under the 2022 ATM Agreement for the three months ended March 31, 2023.
Common Stock and Common Stock Equivalents
As of July 31, 2023, outstanding shares of common stock were 88.0 million, outstanding stock options were 4.3 million, unvested RSUs and PSUs were 3.3 million, unvested RSAs and PSAs were 1.6 million and shares of common stock underlying the 2027 Notes was 8.9 million, based upon the initial conversion price.
Operating and Capital Expenditure Requirements
We expect to continue to incur losses in future periods as we continue to devote our resources to the research, development, manufacturing development, regulatory approval and/or commercialization of our products and services.
Disciplined capital allocation continues to be a priority; however, we expect that we will continue to expend substantial resources for the foreseeable future to support the growth of the aesthetics portfolio in addition to preparing for the Company’s potential entry into therapeutics with DAXXIFY® for the treatment of cervical dystonia and supporting our ongoing operations. In particular, we anticipate our expenses will increase in the near term as we expand our commercial sales team in the United States and invest resources in our sales and marketing strategy; the manufacturing and supply of DAXXIFY® for commercialization; and seek approval of and prepare to commercialize DAXXIFY® for the treatment of cervical dystonia. In addition, we expect to continue to make capital outlays in connection with our partnerships and Services business. In connection with the Teoxane Agreement, we must continue to make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum investments in connection with the commercialization of the RHA® Collection of dermal fillers. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of DAXXIFY® and any product candidate. We also anticipate expending resources to continue to support the onabotulinumtoxinA biosimilar and Fosun partnerships. Further, to grow the Services business, we plan to continue to develop OPUL® and other services that meet the needs of our customers. In the long term, in addition to the aforementioned expenditures, we anticipate our expenditures will include clinical programs for DAXXIFY® in other potential indications and international regulatory investments.
To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, sales of our Products and, in March 2022, we received proceeds from the First Tranche. On or before August 31, 2023, the Company expects to issue to the purchasers under the Note Purchase Agreement notes in an aggregate principal amount of $50.0 million, provided certain conditions are met; and, we have an established ATM program. We believe that our existing capital resources along with our ability to draw on the Second Tranche, will be sufficient to fund the operating plan through at least the next 12 months following the issuance of this Report.
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
Critical Accounting Policies and Estimates
For the six months ended June 30, 2023, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our FY2022 10-K.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2023, from those as of December 31, 2022 as reported in our FY2022 10-K.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes. For the six months ended June 30, 2023, our exposure to market risk did not change materially from what was disclosed in Item 7A in our FY2022 10-K.
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

Changes in Internal Control over Financial Reporting
For the three months ended June 30, 2023, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan’s amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents. A Markman hearing was held on June 28, 2023, and we await the court’s decision on claim construction.
On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss. On March 8, 2023, the lead plaintiff filed an opposition to our motion to dismiss. On April 7, 2023, we filed a reply in support of our motion to dismiss. A hearing on our motion to dismiss is scheduled for August 10, 2023, but we cannot be certain of whether that motion to dismiss will be granted.

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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully read and consider the risks we describe in Part I, Item IA of our FY2022 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2023, as well as all other information included in this Report, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before you decide to purchase shares of our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and operating results could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date	Total Shares to be Sold	Expiration Date

Dwight Moxie, Senior Vice President, General Counsel and Corporate Secretary	Adopt	6/5/2023	34,853	12/5/2023
During the three months ended June 30, 2023, none of our Section 16 officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement.

First Amendment to Note Purchase Agreement

On August 8, 2023, the Company, HintMD and Athyrium entered into the First Amendment (the “First Amendment”) to the existing Note Purchase Agreement dated March 18, 2022, previously filed with the Securities and Exchange Commission as Exhibit 10.4 to a Quarterly Report on From 10-Q for the period ended March 31, 2022. Pursuant to the First Amendment, the Second Tranche commitment was reduced from $100.0 million to $50.0 million, and the uncommitted Third Tranche was increased from $100.0 million to $150.0 million. On or before August 31, 2023, the Company expects to issue to the purchasers under the Note Purchase Agreement notes in an aggregate principal amount of $50.0 million, provided certain conditions are met. The notes to be issued pursuant to the Second Tranche will bear interest at an annual fixed interest rate equal to 8.50%.

The First Amendment eliminated the applicability of the Amortization Trigger to the amortization of the Second Tranche and provided for a principal amortization payment schedule for the Second Tranche. Pursuant to the First Amendment, the Company is required to repay Athyrium the outstanding principal amount of the Second Tranche notes in installments on the last business day of each March, June, September and December (commencing in September 2024), in each case, based on the following principal amortization payment schedule: 2.5% in September and December 2024; 5.0% in March and June 2025; 7.5% in September and December 2025; and 10.0% in March and June 2026; followed by repayment of the Second Tranche in full on September 18, 2026. See “—Liquidity and Capital Resources—First Amendment to Note Purchase Agreement” for additional information. Except as explicitly amended, all of the terms and conditions of the Note Purchase Agreement remain in full force and effect. The foregoing description of the First Amendment is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of such amendment, which will be filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 22, 2021	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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

REVANCE THERAPEUTICS, INC.

Date: August 8, 2023	By:	/s/ Mark J. Foley
Mark J. Foley
Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)