Form 10-Q
period 2023-09-30
Revance Therapeutics, Inc.
filed 2023-11-08
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2023: 87,813,480

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
“Products” means DAXXIFY® and the RHA® Collection of dermal fillers.
“Product Segment” means the business that includes the research, development and commercialization of our Products and product candidates.
“PSA” means a performance stock award.
“PSU” means a performance stock unit.
“Purchasers” means Athyrium and its successors and assigns.
“Q1 2023 10-Q” means our Quarterly Report on Form 10-Q for the period ended March 31, 2023.
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
“Second Tranche” means the Notes Payable issued to the Purchasers in an aggregate principal amount of $50.0 million on August 28, 2023.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,319	$108,965
Restricted cash, current	275	—
Short-term investments	120,926	231,742
Accounts receivable, net	25,414	11,339
Inventories	46,214	18,325
Prepaid expenses and other current assets	16,371	4,356
Total current assets	388,519	374,727
Property and equipment, net	17,179	13,799
Goodwill	—	77,175
Intangible assets, net	10,507	35,344
Operating lease right-of-use assets	54,810	39,223
Finance lease right-of-use asset	23,209	6,393
Restricted cash, non-current	7,145	6,052
Finance lease prepaid expense	30,883	27,500
Other non-current assets	235	1,687
TOTAL ASSETS	$532,487	$581,900
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,775	$4,546
Accruals and other current liabilities	53,493	59,357
Deferred revenue, current	5,371	6,867
Finance lease liability, current	8,610	669
Operating lease liabilities, current	8,659	4,243
Debt, current	1,250	—
Total current liabilities	82,158	75,682
Debt, non-current	427,101	379,374
Deferred revenue, non-current	84,315	78,577
Operating lease liabilities, non-current	42,279	34,182
Other non-current liabilities	2,835	1,485
TOTAL LIABILITIES	638,688	569,300
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 87,813,315 and 82,385,810 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	88	82
Additional paid-in capital	1,916,385	1,767,266
Accumulated other comprehensive loss	(13)	(374)
Accumulated deficit	(2,022,661)	(1,754,374)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(106,201)	12,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$532,487	$581,900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$54,109	$26,081	$154,160	$72,401
Service revenue	2,664	1,964	9,942	4,046
Collaboration revenue	3	970	139	6,197
Total revenue	56,776	29,015	164,241	82,644
Operating expenses:
Cost of product revenue (exclusive of depreciation and amortization)	16,821	8,681	46,915	24,130
Cost of service revenue (exclusive of amortization)	2,592	2,055	9,976	4,022
Selling, general and administrative	69,094	65,775	212,489	158,697
Research and development	13,060	26,103	59,044	81,745
Goodwill impairment	77,175	—	77,175	—
Intangible asset impairment	16,007	—	16,007	—
Depreciation and amortization	1,320	3,885	5,459	11,597
Total operating expenses	196,069	106,499	427,065	280,191
Loss from operations	(139,293)	(77,484)	(262,824)	(197,547)
Interest income	3,733	1,165	9,851	1,860
Interest expense	(5,093)	(6,917)	(13,958)	(12,722)
Other expense, net	(223)	(757)	(1,056)	(1,361)
Loss before income taxes	(140,876)	(83,993)	(267,987)	(209,770)
Income tax provision	(300)	(700)	(300)	(700)
Net loss	(141,176)	(84,693)	(268,287)	(210,470)
Unrealized gain (loss)	48	(74)	361	(442)
Comprehensive loss	$(141,128)	$(84,767)	$(267,926)	$(210,912)
Basic and diluted net loss	$(141,176)	$(84,693)	$(268,287)	$(210,470)
Basic and diluted net loss per share	$(1.63)	$(1.17)	$(3.20)	$(3.00)
Basic and diluted weighted-average number of shares used in computing net loss per share	86,613,425	72,208,285	83,816,577	70,215,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	87,949,987	88	73,123,363	73	82,385,810	82	71,584,057	72
Issuance of common stock related to ATM	—	—	—	—	3,223,767	3	1,734,853	1
Issuance of common stock related to stock awards	75,419	—	—	—	1,795,729	2	—	—
Issuance of common stock upon exercise of stock options	23,076	—	91,743	—	694,300	1	122,377	—
Issuance of common stock related to 2014 ESPP	—	—	—	—	157,313	—	171,824	—
Shares withheld related to net settlement of stock awards	(200,387)	—	(83,486)	—	(337,331)	—	(268,632)	—
Cancellation of stock awards, net of issuance	(34,780)	—	(44,752)	—	(106,273)	—	(257,611)	—
Issuance of common stock in connection with follow-on offering	—	—	9,200,000	9	—	—	9,200,000	9
Balance — End of period	87,813,315	88	82,286,868	82	87,813,315	88	82,286,868	82
Additional Paid-In Capital
Balance — Beginning of period	—	1,908,244	—	1,521,411	—	1,767,266	—	1,466,369
Issuance of common stock related to ATM, net of commissions and issuance costs	—	—	—	(31)	—	99,956	—	31,554
Issuance of common stock upon exercise of stock options	—	58	—	512	—	11,573	—	621
Issuance of common stock related to 2014 ESPP	—	—	—	—	—	2,455	—	2,018
Shares withheld related to net settlement of stock awards	—	(3,774)	—	(1,853)	—	(8,068)	—	(4,613)
Issuance of common stock related to stock awards	—	—	—	—	—	(2)	—	—
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	—	—	—	215,921	—	—	—	215,921
Stock-based compensation	—	11,857	—	18,553	—	43,175	—	42,295
Other	—	—	—	—	—	30	—	348
Balance — End of period	—	$1,916,385	—	$1,754,513	—	$1,916,385	—	$1,754,513
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) — (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Other Accumulated Comprehensive Loss
Balance — Beginning of period	—	(61)	—	(386)	—	(374)	—	(18)
Unrealized gain (loss)	—	48	—	(74)	—	361	—	(442)
Balance — End of period	—	(13)	—	(460)	—	(13)	—	(460)
Accumulated Deficit
Balance — Beginning of period	—	(1,881,485)	—	(1,523,729)	—	(1,754,374)	—	(1,397,952)
Net loss	—	(141,176)	—	(84,693)	—	(268,287)	—	(210,470)
Balance — End of period	—	(2,022,661)	—	(1,608,422)	—	(2,022,661)	—	(1,608,422)
Total Stockholders’ Equity (Deficit)	87,813,315	$(106,201)	82,286,868	$145,713	87,813,315	$(106,201)	82,286,868	$145,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(268,287)	$(210,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible asset impairment	93,182	—
Stock-based compensation	38,968	41,613
Depreciation and amortization	9,956	16,266
Amortization of finance lease right-of-use asset	2,318	4,502
Amortization of debt discount and debt issuance costs	1,639	1,373
Amortization of discount on investments	(5,134)	(399)
Other non-cash operating activities	572	1,265
Changes in operating assets and liabilities:
Accounts receivable	(14,075)	(8,384)
Inventories	(18,068)	(6,606)
Prepaid expenses and other current assets	(12,015)	(947)
Lease right-of-use assets	(39,368)	(10,705)
Other non-current assets	1,000	(297)
Accounts payable	(127)	(9,711)
Accruals and other liabilities	(6,289)	3,928
Deferred revenue	4,242	4,222
Lease liabilities	36,292	10,984
Other non-current liabilities	1,350	—
Net cash used in operating activities	(173,844)	(163,366)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments	295,782	161,183
Purchases of investments	(179,922)	(321,199)
Purchases of property and equipment	(5,107)	(1,922)
Finance lease prepayments	(3,383)	(17,820)
Net cash provided by (used in) investing activities	107,370	(179,758)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with ATM, net of commissions	100,183	31,814
Proceeds from issuance of notes payable, net of debt discount	48,415	98,150
Proceeds from the exercise of stock options and employee stock purchase plan	14,028	2,639
Principal payments on finance lease obligations	(15,513)	(5,000)
Taxes paid related to net settlement of stock awards	(8,068)	(4,613)
Payment of debt issuance costs and offering costs	(849)	(1,671)
Proceeds from issuance of common stock in connection with follow-on offering, net of discounts and commissions	—	216,200
Other financing activities	—	348
Net cash provided by financing activities	138,196	337,867
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	71,722	(5,257)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	115,017	115,669
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$186,739	$110,412
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Overview
Revance is a biotechnology company focused on developing and commercializing innovative aesthetic and therapeutic offerings. Revance’s portfolio includes DAXXIFY® (DaxibotulinumtoxinA-lanm) for injection and the RHA® Collection of dermal fillers in the U.S. Revance has also partnered with Viatris to develop a biosimilar to onabotulinumtoxinA for injection and Shanghai Fosun Pharmaceutical to commercialize DAXXIFY® in China.
Liquidity and Financial Condition
We are not profitable and have incurred losses in each year since our inception. For the three and nine months ended September 30, 2023, we had a net loss of $141.2 million and $268.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $2.0 billion. Although we began generating revenue from the sale of our Products and Services during the three months ended September 30, 2020, we expect to continue to incur GAAP operating losses for the foreseeable future.
As of September 30, 2023, we had a working capital surplus of $306.4 million and capital resources of $300.2 million, consisting of cash, cash equivalents, and short-term investments. In recent years, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement, and payments received from collaboration arrangements. We also have a remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of September 30, 2023. We believe that our existing capital resources will be sufficient to fund the operating plan through at least the next 12 months following the issuance of the unaudited condensed consolidated financial statements in this Report.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.
Our condensed consolidated balance sheet for the year ended December 31, 2022 included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2023, or any other future period. Our unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our FY2022 10-K.
Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with U.S. GAAP. All intercompany transactions have been eliminated.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Reclassification
At the beginning of 2023, we changed our presentation of internal-use software where approximately $8.3 million has been reclassified from property and equipment, net into intangible assets, net. Refer to Note 5 for further detail as of September 30, 2023 and December 31, 2022.
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
2. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenues are generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 13). The following table presents our revenue disaggregated by timing of transfer of goods or service:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Transferred			Transferred
(in thousands)	at a point in time	over time	Total	at a point in time	over time	Total
Product revenue	$54,109	$—	$54,109	$154,160	$—	$154,160
Service revenue	—	2,664	2,664	59	9,883	9,942
Collaboration revenue	—	3	3	—	139	139
Total revenue	$54,109	$2,667	$56,776	$154,219	$10,022	$164,241

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Transferred			Transferred
(in thousands)	at a point in time	over time	Total	at a point in time	over time	Total
Product revenue	$26,081	$—	$26,081	$72,401	$—	$72,401
Service revenue	121	1,843	1,964	360	3,686	4,046
Collaboration revenue	—	970	970	—	6,197	6,197
Total revenue	$26,202	$2,813	$29,015	$72,761	$9,883	$82,644

Product Revenue
Our product revenue breakdown is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Product:
RHA® Collection of dermal fillers	$32,133	$26,081	$94,180	$72,401
DAXXIFY®	21,976	—	59,980	—
Total product revenue	$54,109	$26,081	$154,160	$72,401
Accounts receivables and contract liabilities from contracts with our product customers are as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Accounts receivables:
Accounts receivable, net	$22,661	$10,966
Total accounts receivable, net	$22,661	$10,966

Contract liabilities:
Deferred revenue, current	$398	$705
Total contract liabilities	$398	$705
Service Revenue
We offer customer payment processing and certain value-added services to aesthetic practices through the Fintech Platform. Generally, revenue related to the HintMD Platform payment processing service, which was discontinued in the second quarter of 2023, was recognized at a point in time and revenue related to the OPUL® payment processing service is recognized over time. For the Fintech Platform, revenue related to the value-added services component is recognized over time. In September 2023, we commenced a plan to exit the Fintech Platform business as discussed in Note 3.

Accounts receivable from contracts with our service customers are as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Accounts receivable:
Accounts receivable, net	$53	$59
Total accounts receivable, net	$53	$59

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Collaboration Revenue
Viatris Agreement
Agreement Terms
We entered into the Viatris Agreement in February 2018, pursuant to which we are collaborating with Viatris exclusively in the Viatris Territory, to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of September 30, 2023, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We estimated the transaction price for the Viatris Agreement using the most likely amount method within the scope of ASC 606. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Agreement are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. At the end of each reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license, and the license is the predominant feature in the Viatris Agreement. As of September 30, 2023, the transaction price allocated to the unfulfilled performance obligations was $44.2 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development services to be provided for the development period. For revenue recognition purposes, the development period is estimated to be completed in 2026. It is possible that this period will change and is assessed at each reporting date. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a potential shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments, for which outcomes are difficult to predict as of the date of this Report. As a result, no collaboration revenue is recognized from the biosimilar program for the nine months ended September 30, 2023. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the three and nine months ended September 30, 2023, we recognized no revenue related to development services under the Viatris Agreement. For the three and nine months ended September 30, 2022, we recognized $1.0 million and $6.2 million related to the development services under the Viatris Agreement, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Fosun License Agreement
Agreement Terms
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights.
As of September 30, 2023, Fosun has paid us non-refundable upfront and other payments totaling $38.0 million before foreign withholding taxes. We are also eligible to receive (i) additional remaining contingent payments of up to $222.5 million upon the achievement of certain milestones and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of September 30, 2023, the transaction price allocated to unfulfilled performance obligation is $41.0 million.
For the three and nine months ended September 30, 2023, revenue of less than $0.1 million and $0.1 million was recognized from the Fosun License Agreement, respectively. For the three and nine months ended September 30, 2022, no revenue was recognized from the Fosun License Agreement.
Accounts receivables and contract liabilities from contracts with our collaboration customers are as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Accounts receivables:
Accounts receivable, net — Fosun	$2,700	$315
Total accounts receivable, net	$2,700	$315

Contract liabilities:
Deferred revenue, current — Viatris	$4,973	$6,162
Total contract liabilities, current	$4,973	$6,162

Deferred revenue, non-current — Viatris	$43,340	$40,600
Deferred revenue, non-current — Fosun	40,975	37,977
Total contract liabilities, non-current	$84,315	$78,577

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Changes in our contract liabilities from contracts with our collaboration revenue customers for the nine months ended September 30, 2023 are as follows:

(in thousands)
Balance on December 31, 2022	$84,739
Revenue recognized	(139)
Billings and adjustments, net	4,688
Balance on September 30, 2023	$89,288
3. Restructuring
In September 2023, we commenced a plan to exit the Fintech Platform business because the significant costs and resources required to support OPUL® no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities predominantly include a reduction in OPUL® personnel headcount, the termination of OPUL® research and development activities and a reduction of outside services expenses related to OPUL®. We intend to continue processing payments for current OPUL® customers through January 31, 2024.
All of our restructuring charges in connection with the exit of the Fintech Platform business are recorded under our Service Segment. As of September 30, 2023, we recorded restructuring charges of $95.2 million as shown in the table below. We expect to incur estimated additional restructuring charges of up to $3 million, and such restructuring charges will be incurred over time through March 31, 2024.
A summary of our restructuring charges included within our condensed consolidated statement of operations for the three and nine months ended September 30, 2023 were as follows:

(in thousands)
Goodwill impairment	$77,175
Intangible asset impairment	16,007
Selling, general and administrative	732
Research and development	1,293
Total restructuring charges	$95,207
A summary of severance and personnel liabilities, included within accruals and other current liabilities on the condensed consolidated balance sheet, is as follows:

(in thousands)
Balance on December 31, 2022	$—
Severance and other personnel costs	1,432
Cash payment during the period	—
Balance on September 30, 2023 (1)	$1,432
(1)We anticipate that the completion of the restructuring activities, including the implementation of the workforce reduction will be substantially complete by or around March 31, 2024, and the related cash payments are expected though the second quarter of 2024.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
4. Cash Equivalents and Short-Term Investments
The following table summarizes our cash equivalents and short-term investments:

	September 30, 2023				December 31, 2022
(in thousands)	Adjusted Cost	Gain	Loss	Fair Value	Adjusted Cost	Losses	Fair Value
U.S. treasury securities	$197,446	$4	$—	$197,450	$109,984	$(228)	$109,756
Commercial paper	55,162	—	(17)	55,145	80,946	—	80,946
Money market funds	29,416	—	—	29,416	85,206	—	85,206
Corporate bonds	—	—	—	—	41,186	(146)	41,040
U.S. government agency obligations	—	—	—	—	4,480	—	4,480
Total cash equivalents and short-term investments	$282,024	$4	$(17)	$282,011	$321,802	$(374)	$321,428

Classified as:
Cash equivalents				$161,085			$89,686
Short-term investments				120,926			231,742
Total cash equivalents and short-term investments				$282,011			$321,428
As of September 30, 2023 and December 31, 2022, all of our cash equivalents and short-term investments were available-for-sale securities and had contractual maturities of less than one-year. There were no other-than-temporary impairments on such securities.
5. Goodwill and intangible Assets, net
Goodwill
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
All of our goodwill was acquired in 2020 as part of the HintMD Acquisition and was assigned to the Service Segment. Based on our plan to exit the Fintech Platform business (Note 3), we concluded that it was more likely than not that goodwill is impaired. Due to our decision to exit the Fintech Platform business, our projected negative future cash flows from the Service Segment resulted in an estimated fair value of zero and full impairment of the related goodwill. We therefor recognized an impairment charge of $77.2 million in our Service Segment for the three and nine months ended September 30, 2023 and was presented as goodwill impairment on the condensed consolidated statement of operations and comprehensive loss. The aggregate amount of accumulated impairment as of September 30, 2023 and December 31, 2022 was $147.0 million and $69.8 million, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The changes in the carrying amount of goodwill by reporting unit during the nine months ended September 30, 2023 was as follows:

(in thousands)	Product	Service	Total
Balance at December 31, 2022	$—	$77,175	$77,175
Impairment	—	(77,175)	(77,175)
Balance at September 30, 2023	$—	$—	$—
Intangible Assets, net
The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized:

	September 30, 2023
(in thousands, except for in years)	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Distribution rights	4.5	$32,334	$(22,518)	$—	$9,816
Internally developed technology	1.7	8,918	(4,293)	(3,972)	653
Other software	0.3	879	(841)	—	38
Acquired developed technology	0.0	16,200	(6,525)	(9,675)	—
Customer relationships	0.0	10,300	(7,940)	(2,360)	—
Total intangible assets		$68,631	$(42,117)	$(16,007)	$10,507

	December 31, 2022
(in thousands, except for in years)	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	4.2	$35,800	$(24,325)	$11,475
Distribution rights	1.4	32,334	(20,882)	11,452
Internally developed technology	2.4	8,062	(2,271)	5,791
Customer relationships	1.6	10,300	(6,223)	4,077
Other software	1.8	3,166	(1,592)	1,574
Development in progress	N/A	975	—	975
Total intangible assets		$90,637	$(55,293)	$35,344
N/A - Not applicable
Intangible Asset Impairment
As discussed in Note 3, in September 2023, we commenced a plan to exit the Fintech Platform business and as a result, we concluded that it was more likely than not that the estimated fair value of the asset group for OPUL® was impaired. We estimated that the fair value of the asset group was effectively zero and recorded a full impairment charge to those intangible assets of $16.0 million for the three and nine months ended September 30, 2023, which was presented as intangible asset impairment on the condensed consolidated statement of operations and comprehensive loss.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Intangible Assets Amortization
Amortization expense of the intangible assets in the table above were recorded on the condensed consolidated statements of operations and comprehensive loss based on the function of the associated asset. The detail breakdown of the amortization expenses on the condensed consolidated statements of operations and comprehensive loss were summarized as below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization	$1,320	$3,513	$5,459	$10,538
Selling, general and administrative	429	644	2,998	1,931
Total intangible asset amortization	$1,749	$4,157	$8,457	$12,469
Based on the amount of intangible assets as of September 30, 2023, the expected amortization expense for each of the next five fiscal years was as follows:

Year Ending December 31,	(in thousands)
2023 remaining three months	$700
2024	2,567
2025	2,333
2026	2,181
2027	2,181
2028 and thereafter	545
Total	$10,507
6. Inventories
Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials	$2,894	$505
Work in process	13,490	4,933
Finished goods	29,830	12,887
Total inventories	$46,214	$18,325

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
7. Accruals and other current liabilities
Accruals and other current liabilities consists of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accruals related to:
Compensation(1)	$26,027	$28,014
Inventories	8,376	2,312
Selling, general and administrative	7,711	9,681
Research and development	5,047	9,012
Clinical trials	872	1,863
Interest expense	625	1,912
Other current liabilities	4,835	6,563
Total accruals and other current liabilities	$53,493	$59,357
(1)Restructuring related severance and personnel liabilities included within accruals and other current liabilities on the condensed consolidated balance sheets were discussed in Note 3.
8. Leases
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
The operating and finance lease costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Finance lease:
Amortization of finance lease right-of-use asset (1)	$3,297	$3,344	$6,965	$4,502
Interest on finance lease liability	270	348	1,278	2,607
Variable lease cost (2)	62	1,134	436	1,375
Total finance lease costs	3,629	4,826	8,679	8,484
Operating leases:
Operating lease cost	3,138	2,223	9,657	6,669
Variable lease cost (3)	534	423	1,589	1,288
Total operating lease costs	3,672	2,646	11,246	7,957
Total lease costs	$7,301	$7,472	$19,925	$16,441
(1)Amortization of the finance lease right-of-use asset started to be capitalized into inventories on the condensed consolidated balance sheets in the second quarter of 2023 as a result of the FDA approval of the PAS of the ABPS manufacturing facility.
(2)Variable finance lease cost includes validation, qualification, materials, and other related services which are not included in the lease liabilities and are expensed as incurred.
(3)Variable operating lease cost includes management fees, common area maintenance, property taxes, insurance and parking fees, which are not included in the lease liabilities and are expensed as incurred.
As of September 30, 2023, maturities of our lease liabilities are as follows:

(in thousands)	Finance Lease	Operating Leases	Total
Year Ending December 31,
2023 remaining three months	$5,647	$5,065	$10,712
2024	3,102	10,491	13,593
2025	—	10,854	10,854
2026	—	11,185	11,185
2027	—	4,536	4,536
2028 and thereafter	—	28,586	28,586
Total lease payments	8,749	70,717	79,466
Less imputed interest	(139)	(19,779)	(19,918)
Present value of lease payments	$8,610	$50,938	$59,548
Our lease contracts do not provide readily determinable implicit rates, as such, we used the estimated incremental borrowing rate based on the information available at the adoption, commencement, or remeasurement date. As of September 30, 2023, weighted-average remaining lease terms and discount rates are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	2.5	8.4
Weighted-average discount rate	10.7%	10.0%

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Supplemental cash flow information related to the leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,264	$6,259
Operating cash flows from finance lease	$1,280	$2,541
Financing cash flows from finance lease	$15,513	$5,000
Right-of-use assets obtained in exchange for lease liabilities
Finance lease	$23,781	$14,523
Operating leases(1)	$22,694	$—
(1)In September 2023, the Expansion Premises and Second Expansion Premises commenced resulting in recognition of $22.7 million right-of-use asset and $16.2 million lease liability.
Lease Not Yet Commenced
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
The embedded lease had not yet commenced as of September 30, 2023. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the PCI Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the PCI Supply Agreement. As of September 30, 2023, we have made prepayments of $30.9 million to PCI which is recorded within “Finance lease prepaid expense” in the condensed consolidated balance sheets. Based on our best estimate as of September 30, 2023, our remaining minimum commitment under the PCI Supply Agreement will be $10.9 million for 2023, $15.9 million for 2024, $18.3 million for 2025, $25.3 million for 2026, $29.5 million for 2027, and $134.5 million for 2028 and thereafter in the aggregate.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
9. Debt
The following table provides information regarding our debt:

	September 30,	December 31,
(in thousands)	2023	2022
2027 Notes, non-current	$287,500	$287,500
Less: Unamortized debt issuance costs	(4,609)	(5,587)
Carrying amount of the 2027 Notes	282,891	281,913

Notes Payable, current	1,250	—
Notes Payable, non-current	148,750	100,000
Less: Unamortized debt discount	(2,976)	(1,347)
Less: Unamortized debt issuance costs	(1,564)	(1,192)
Carrying amount of Notes Payable	145,460	97,461
Total debt	$428,351	$379,374
Interest expense relating to our debt in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$3,830	$3,454	$10,620	$8,425
Amortization of debt issuance costs	447	441	1,310	1,190
Amortization of debt discount	157	98	329	183
Total interest expense	$4,434	$3,993	$12,259	$9,798
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of September 30, 2023 and December 31, 2022, we had not purchased any shares under the capped call transactions.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche in an aggregate principal amount for all such Notes of $100 million. In August 2023, we entered into the First Amendment to reduce the Second Tranche from $100 million to $50 million, and we subsequently issued $50 million to the purchasers. Additionally, the First Amendment increased the uncommitted Third Tranche from $100 million to $150 million. The uncommitted Third Tranche is available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
The notes issued pursuant to the First Tranche and Second Tranche bear interest at an annual fixed interest rate equal to 8.50%. The First Amendment modified the variable interest rate adjustment for the Third Tranche from Adjusted Three-Month LIBOR to Adjusted Three-Month Term SOFR. If the Third Tranche of Notes Payable becomes committed, the Notes Payable will then bear interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month Term SOFR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Notes Payable commencing on the last business day of the calendar month following the funding date thereof, and continuing until the Maturity Date. Pursuant to the First Amendment, the Company is required to repay Athyrium the outstanding principal amount of the Second Tranche notes in installments on the last business day of each March, June, September and December (commencing in September 2024), in each case, based on the following principal amortization payment schedule: 2.5% in September and December 2024; 5.0% in March and June 2025; 7.5% in September and December 2025; and 10.0% in March and June 2026; followed by repayment of the Second Tranche in full on September 18, 2026. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. If any Third Tranche notes are issued, upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the NPA Effective Date but on or prior to the second anniversary of the NPA Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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
10. Stockholders’ Equity and Stock-Based Compensation
Equity Compensation Plans
2014 EIP
On January 1, 2023, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 3.3 million shares. For the nine months ended September 30, 2023, 2.5 million shares of stock awards and 0.2 million stock options were granted under the 2014 EIP. As of September 30, 2023, 4.3 million shares were available for issuance under the 2014 EIP.
2014 IN
For the nine months ended September 30, 2023, no stock options or awards were granted under the 2014 IN. As of September 30, 2023, 1.1 million shares were available for issuance under the 2014 IN.
HintMD Plan
For the nine months ended September 30, 2023, no stock options or awards were granted under the HintMD Plan. As of September 30, 2023, 0.1 million shares were available for issuance under the HintMD Plan.
2014 ESPP
On January 1, 2023, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 0.3 million shares. As of September 30, 2023, 1.8 million shares were available for issuance under the 2014 ESPP.
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
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented below:

	September 30,
	2023	2022
Convertible senior notes	8,878,938	8,878,938
Outstanding stock options	3,886,868	4,957,025
Unvested RSUs and PSUs	3,266,886	2,690,816
Unvested RSAs and PSAs	949,059	2,339,999
Shares of common stock expected to be purchased on December 31st under the 2014 ESPP	118,258	188,715

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
In the three months ended June 30, 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold for the three months ended March 31, 2023 or September 30, 2023 under the 2022 ATM Agreement.
Stock-Based Compensation Expense
The following table summarizes our stock-based compensation expense by line item in our condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$8,599	$13,245	$31,042	$27,937
Research and development	1,688	4,742	7,926	13,676
Cost of product revenue (exclusive of depreciation and amortization)	358	—	1,306	—
Total stock-based compensation expense, net of amounts capitalized	10,645	17,987	40,274	41,613
Capitalized stock-based compensation	1,212	566	2,901	682
Total stock-based compensation expense	$11,857	$18,553	$43,175	$42,295

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
11. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy.

	September 30, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$197,450	$197,450	$—	$—
Money market funds	29,416	29,416	—	—
Commercial paper	55,145	—	55,145	—
Total assets measured at fair value	$282,011	$226,866	$55,145	$—

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$109,756	$109,756	$—	$—
Money market funds	85,206	85,206	—	—
U.S. government agency obligations	4,480	4,480	—	—
Commercial paper	80,946	—	80,946	—
Corporate bonds	41,040	—	41,040	—
Total assets measured at fair value	$321,428	$199,442	$121,986	$—

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
The fair value of the 2027 Notes and the Notes Payable (Note 9) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and the Notes payable for disclosure purposes only. As of September 30, 2023, and December 31, 2022, the fair value of the 2027 Notes was $232.1 million and $288.2 million, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the Notes Payable was approximately the same as its unamortized carrying value.

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
Other Contingencies
As of September 30, 2023, we are obligated to pay BTRX up to a remaining $15.5 million upon the satisfaction of certain milestones relating to our product revenue, intellectual property, and clinical and regulatory events.
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
For the nine months ended September 30, 2023 and 2022, no material amounts associated with the indemnification agreements have been recorded.
Litigation
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan’s amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents. A Markman hearing was held on June 28, 2023, and a decision was issued on August 29, 2023. On September 15, 2023, U.S. Patent No. 7,332,567 was dismissed from the case with prejudice.
On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss. On March 8, 2023, the lead plaintiff filed an opposition to our motion to dismiss. On April 7, 2023, we filed a reply in support of our motion to dismiss. A hearing on our motion to dismiss took place on August 10, 2023, and we are awaiting a decision from the court. We cannot be certain of whether that motion to dismiss will be granted.
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

We record a provision for a liability when we believe that it is both probable that a liability has incurred, and the amount can be reasonably estimated. As of both September 30, 2023 and December 31, 2022, no such provision for liabilities related to the above litigation matters were recorded on the condensed consolidated balance sheets.
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
Service Segment
Our Service Segment refers to the business that includes the development and commercialization of the Fintech Platform. In September 2023, we commenced a restructuring plan to exit the Fintech Platform business. We expect all Fintech Platform payment operations to be discontinued by or around March 31, 2024.
Corporate and Other Expenses
Corporate and other expenses include operating expenses related to general and administrative expenses, depreciation and amortization, stock-based compensation, and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. For the three months ended September 30, 2023 and 2022, intersegment revenue was $0.7 million and $0.4 million, respectively. For the nine months ended September 30, 2023 and 2022, intersegment revenue was $2.0 million and $0.9 million, respectively.
Reconciliation of Segment Revenue to Consolidated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue:
Product Segment	$54,112	$27,051	$154,299	$78,598
Service Segment	2,664	1,964	9,942	4,046
Total revenue	$56,776	$29,015	$164,241	$82,644
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Loss from operations:
Product Segment	$(9,032)	$(32,100)	$(41,097)	$(82,020)
Service Segment (1)	(98,169)	(4,423)	(110,234)	(13,956)
Corporate and other expenses	(32,092)	(40,961)	(111,493)	(101,571)
Total loss from operations	$(139,293)	$(77,484)	$(262,824)	$(197,547)
(1)For the three and nine months ended September 30, 2023, loss from operations for the Service Segment included an impairment loss of $93.2 million as discussed in Note 5.
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
This Report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, anticipated growth, milestone expectations, future expenses and cash flows, anticipated working capital requirements, capital expenditures and capital allocation plans; our ability to comply with our debt obligations; the evaluation of the variable transaction price related to Viatris Agreement; the availability of the Third Tranche; our ability to sell stock under the 2022 ATM Agreement; our future financing plans and strategies; DAXXIFY® pricing strategy, including in comparison to competing products; our future responses to macroeconomic and geopolitical factors, including the effects of the COVID-19 pandemic; our ability to successfully commercialize and maintain regulatory approvals for DAXXIFY®; the commercial launch timing for DAXXIFY® for the treatment of cervical dystonia; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates and third-party manufacturers; our opportunity in aesthetics and therapeutics; our expectations regarding the Fintech Platform, including future cash flows, future restructuring charges and the timing and process related to the exit of the Fintech Platform business; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates, including the outcome of such clinical studies and trials; the design of our clinical studies; development of an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace; the process and our ability to effectively and reliably manufacture supplies of DAXXIFY®; our ability to manufacture or receive sufficient supply of our Products in order to meet commercial demand; our ability to successfully compete in the dermal filler and neuromodulator markets; the markets for our current and future products; our business strategy, plans and prospects, including our commercialization plans; the potential benefits of our products; the potential safety, efficacy and duration of our products; our ability to maximize our Product outcomes; our third-party collaborations, including expansion into China through the Fosun partnership and the timing of approvals in China; the extent to which our products are considered innovative; consumer preferences related to our Products; the rate and degree of economic benefit of DAXXIFY® and the RHA® Collection of dermal fillers, and our other drug product candidates, if approved; our ability to set a new standard in healthcare; patent defensive measures; timing related to our ongoing litigation matters; our ability to defend ourselves in ongoing litigation; international expansion; our ability to expand our operations to support the commercialization of our Products and attract and retain qualified personnel to support our business; shares of Common Stock to be purchased under the 2014 ESPP; and our ability to comply with applicable laws and regulations are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Item 1A. “Risk Factors” and elsewhere in this Report and our FY2022 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2023.
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

•DAXXIFY®, the RHA® Collection of dermal fillers, and any future product candidates, if approved, may not achieve market acceptance among injectors, consumers and patients and may not be commercially successful, which would adversely affect our operating results and financial condition.

•We have incurred significant losses since our inception and we anticipate that we will continue to incur GAAP operating losses for the foreseeable future, and may not achieve profitability in the future. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital as needed and continue operations.

•DAXXIFY®, the RHA® Collection of dermal fillers and any future product candidates will face significant competition, including from companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, regulatory, manufacturing, marketing resources and expertise, greater brand recognition, more favorable pricing and third-party reimbursement and more established relationships. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

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

•Reports of adverse events or safety concerns involving DAXXIFY®, the RHA® Collection of dermal fillers or other Teoxane approved product candidates, could delay or prevent the Company or Teoxane from maintaining regulatory approval or obtaining additional regulatory approval for DAXXIFY® for additional indications or the RHA® Pipeline Products. The denial, delay or withdrawal of any such approval would negatively impact commercialization and could have a material adverse effect on our ability to generate revenue, business prospects, and results of operations.

•Unfavorable publicity relating to one or more of our product offerings may affect the public perception of our entire portfolio of Products.

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

•If our efforts to protect our intellectual property related to DAXXIFY®, the RHA® Collection of dermal fillers or any future product candidates are not adequate, we may not be able to compete effectively. Additionally, we are currently and in the future may become involved in lawsuits or administrative proceedings to defend against claims that we infringe the intellectual property of others and to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming and would have a material adverse effect on our ability to generate revenue if we are unsuccessful.

•We have in the past, and may in the future, undertake restructuring plans, including the exit of the Fintech Platform business, to adjust our investment priorities and manage our operating expenses, which plans may not result in the savings or operational efficiencies anticipated and could result in total costs and expenses that are greater than expected.

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

Overview
Revance is a biotechnology company focused on developing and commercializing innovative aesthetic and therapeutic offerings. Revance’s portfolio includes DAXXIFY® (DaxibotulinumtoxinA-lanm) for injection and the RHA® Collection of dermal fillers in the U.S. Revance has also partnered with Viatris to develop a biosimilar to onabotulinumtoxinA for injection and Shanghai Fosun Pharmaceutical to commercialize DAXXIFY® in China.

Recent Developments
For the three and nine months ended September 30, 2023, we generated $56.8 million and $164.1 million, respectively, in revenue from the sale of our Products and our Services. As of September 30, 2023, we had over 6,500 accounts across our aesthetic portfolio of Products, with over 2,500 accounts ordering DAXXIFY®.
DAXXIFY®
Following DAXXIFY® GL Approval, we trained a group of faculty members on DAXXIFY® as part of PrevU, our early experience program for the product, which we initiated in December 2022. PrevU focused on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights for DAXXIFY® with the goal of optimizing aesthetic outcomes. We completed the PrevU program in March 2023, which was followed by the targeted commercial launch of DAXXIFY®. Based on real-world learnings and customer feedback, in September 2023, we introduced new pricing for DAXXIFY®, which prices the product to be more competitive with other neuromodulators.
For the three and nine months ended September 30, 2023, we recognized $22.0 million and $60.0 million, respectively, in product revenue from the sale of DAXXIFY®.
In April 2023, the FDA approved our PAS submission for the ABPS manufacturing facility, which is serving as a key DAXXIFY® commercial drug product supply source. All inventory produced at the ABPS facility prior to DAXXIFY® GL Approval has been released for commercial use.
In August 2023, the FDA approved DAXXIFY® for the treatment of cervical dystonia, and in September 2023, we initiated PrevU, our early experience program for the product. We expect the commercial launch to begin in mid-year 2024.
RHA® Collection of Dermal Fillers
For the three and nine months ended September 30, 2023, we recognized $32.1 million and $94.2 million, respectively, in product revenue from the sale of the RHA® Collection of dermal fillers.
Fosun Partnership
In April and July 2023, the NMPA accepted Fosun's BLA for DaxibotulinumtoxinA for Injection for the improvement of glabellar lines and treatment of cervical dystonia, respectively. The anticipated approvals for both indications are expected in 2024.
First Amendment to Note Purchase Agreement
On August 8, 2023, we entered into the First Amendment with Athyrium. Pursuant to the First Amendment, the Second Tranche commitment was reduced from $100.0 million to $50.0 million, and the uncommitted Third Tranche was increased from $100.0 million to $150.0 million. In August 2023, we issued to the purchasers under the Note Purchase Agreement notes in an aggregate principal amount of $50.0 million. The notes issued pursuant to the Second Tranche bear interest at an annual fixed interest rate equal to 8.50%.
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
Exit of the Fintech Platform Business
In September 2023, we commenced a plan to exit the Fintech Platform business because the significant costs and resources required to support OPUL® no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities predominantly include a reduction in OPUL® personnel headcount, the termination of OPUL® research and development activities and a reduction of outside services expenses related to OPUL®. We intend to continue processing payments for current OPUL® customers through January 31, 2024.
In connection with these activities, for the three and nine months ended September 30, 2023, we recorded a restructuring charge, primarily consisting of non-cash impairment charges from goodwill and intangible assets of $93.2 million and severance and related costs of $2.0 million. We expect to incur estimated additional restructuring charges of up to $3 million, and such restructuring charges will be incurred over time through March 31, 2024. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 3 — Restructuring” in this Report for additional information regarding restructuring charges.
Results of Operations
We operate in two reportable segments: our Product Segment and our Service Segment. Our Product Segment refers to the business that includes the research, development and commercialization of our approved products and product candidates, including DAXXIFY®, the onabotulinumtoxinA biosimilar and the RHA® Collection of dermal fillers. Our Service Segment refers to the business that includes the development and commercialization of the Fintech Platform. In September 2023, we commenced a restructuring plan to exit the Fintech Platform business. We expect all Fintech Platform payment operations to be discontinued by or around March 31, 2024.
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Product revenue	$54,109	$26,081	$28,028	107%	$154,160	$72,401	$81,759	113%
Service revenue	2,664	1,964	$700	36%	9,942	4,046	$5,896	146%
Collaboration revenue	3	970	$(967)	(100)%	139	6,197	$(6,058)	(98)%
Total revenue	$56,776	$29,015	$27,761	96%	$164,241	$82,644	$81,597	99%
Product Revenue
Our breakdown of revenue by Product is summarized below:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Product:
RHA® Collection of dermal fillers	$32,133	$26,081	$6,052	23%	$94,180	$72,401	$21,779	30%
DAXXIFY®	21,976	—	$21,976	N/M	59,980	—	$59,980	N/M
Total product revenue	$54,109	$26,081	$28,028	107%	$154,160	$72,401	$81,759	113%
N/M - Percentage not meaningful

For the three and nine months ended September 30, 2023, our Product revenue from the sale of the RHA® Collection of dermal fillers increased compared to the same periods in 2022 primarily due to increased sales volume of the RHA® Collection of dermal fillers.
We started to generate product revenue from DAXXIFY® in the fourth quarter of 2022 from the pre-launch promotional PrevU program for select practice partners. We completed the PrevU program in March 2023, which was followed by the targeted commercial launch of DAXXIFY®. Based on real-world learnings and customer feedback, in September 2023, we introduced new pricing for DAXXIFY®, which prices the product to be more competitive with other neuromodulators.
Service Revenue
Our service revenue is generated from the Fintech Platform, which earns revenues through payment processing fees and certain value-added services. In our HintMD Platform service offerings, we generally recognize service revenue net of costs as an accounting agent. In our OPUL® service offerings, we generally recognize service revenue on a gross basis as the accounting principal because, as the PayFac, we maintain control of the service offerings to our customers. Since the fourth quarter of 2021, we onboarded new customers exclusively to OPUL® and completed the migration of the remaining HintMD customers to OPUL® during the second quarter of 2023. The migration did not have a material impact on the gross margin generated by the Fintech Platform. In September 2023, we commenced a plan to exit the Fintech Platform business. We intend to continue processing payments for current OPUL® customers through January 31, 2024.
For the three and nine months ended September 30, 2023, our service revenue increased compared to the same periods in 2022, primarily due to the presentation difference in the revenue accounting method described above. We will continue to recognize service revenue from the Fintech Platform until the completion of the wind down of the payment operations of the Fintech Platform business, which we expect to be by or around January 31, 2024.

Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the determined transactions price of the contract multiplied by the quotient of the cost of development services incurred over the total estimated cost of development services for the expected duration of our performance obligations in the biosimilar development program per the Viatris Agreement. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a potential shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments, for which outcomes are difficult to predict as of the date of this Report. As a result, no collaboration revenue is recognized from the biosimilar program for the nine months ended September 30, 2023. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the three and nine months ended September 30, 2023, we recognized no revenue related to development services under the Viatris Agreement. For the three and nine months ended September 30, 2022, we recognized $1.0 million and $6.2 million related to the development services under the Viatris Agreement, respectively.
We are also working with Fosun to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory under the Fosun License Agreement. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Revenue,” we evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. For the three and nine months ended September 30, 2023, revenue of less than $0.1 million and $0.1 million was recognized from the Fosun License Agreement, respectively. For the three and nine months ended September 30, 2022, no revenue was recognized from the Fosun License Agreement.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of depreciation and amortization)	$16,821	$8,681	$8,140	94%	$46,915	$24,130	$22,785	94%
Cost of service revenue (exclusive of amortization)	2,592	2,055	$537	26%	9,976	4,022	$5,954	148%
Selling, general and administrative	69,094	65,775	$3,319	5%	212,489	158,697	$53,792	34%
Research and development	13,060	26,103	$(13,043)	(50)%	59,044	81,745	$(22,701)	(28)%
Goodwill impairment	77,175	—	$77,175	N/M	77,175	—	$77,175	N/M
Intangible asset impairment	16,007	—	$16,007	N/M	16,007	—	$16,007	N/M
Depreciation and amortization	1,320	3,885	$(2,565)	(66)%	5,459	11,597	$(6,138)	(53)%
Total operating expenses	$196,069	$106,499	$89,570	84%	$427,065	$280,191	$146,874	52%
N/M - Percentage not meaningful

Cost of product revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of product revenue (exclusive of depreciation and amortization)
Purchasing and manufacturing costs (exclusive of stock-based compensation)	$15,055	$8,037	$7,018	87%	$40,668	$22,407	$18,261	81%
Distribution, royalty and other fulfillment charges	1,408	644	$764	119%	4,941	1,723	$3,218	187%
Stock-based compensation	358	—	$358	N/M	1,306	—	$1,306	N/M
Total cost of product revenue (exclusive of depreciation and amortization)	$16,821	$8,681	$8,140	94%	$46,915	$24,130	$22,785	94%
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
We obtained DAXXIFY® GL Approval in September 2022, and the first delivery of DAXXIFY® to a customer took place in the fourth quarter of 2022. Cost of product revenue (exclusive of depreciation and amortization) related to

DAXXIFY® is generally incurred when delivered. Substantially all of DAXXIFY® manufacturing expenses incurred prior to DAXXIFY® GL Approval were classified as research and development expenses, resulting in Zero-cost Inventory.
Our cost of product revenue (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2023 increased compared to the same periods in 2022, which was due to the higher sales volumes of the RHA® Collection of dermal fillers and sales of DAXXIFY® during the three and nine months ended September 30, 2023. When Zero-cost Inventory, which is further discussed below, is depleted, we expect our cost of product revenue (exclusive of depreciation and amortization) associated with DAXXIFY® to increase. We also anticipate that our cost of product revenue (exclusive of depreciation and amortization) associated with the RHA® Collection of dermal fillers may increase if higher sales volumes result.
Purchasing and manufacturing costs (exclusive of stock-based compensation)
For the three and nine months ended September 30, 2023, purchasing and manufacturing costs (exclusive of stock-based compensation) related to the RHA® Collection of dermal fillers and DAXXIFY® increased compared to the same periods in 2022 due to idle facility expense and higher sales volumes of our Products.
Distribution, royalty and other fulfillment charges
For the three and nine months ended September 30, 2023, distribution, royalty and other fulfillment charges related to the RHA® Collection of dermal fillers and DAXXIFY® increased compared to the same periods in 2022 due to higher sales volumes of the RHA® Collection of dermal fillers and DAXXIFY®.
Stock-based compensation
Stock-based compensation expense in cost of product revenue (exclusive of depreciation and amortization) is related to the equity grants of employees in departments involved in the manufacturing of DAXXIFY®. DAXXIFY® manufacturing related stock-based compensation expense incurred prior to DAXXIFY® GL Approval was classified as research and development expenses.
Impact of Zero-cost Inventory for DAXXIFY®
If cost of product revenue included previously expensed inventories, the cost of product revenue (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2023 would have increased by approximately $3 million and $11 million, respectively, excluding the impact from lease accounting. We expect to utilize Zero-cost Inventory in the near-term until depleted. Once depleted, we expect our cost of product revenue (exclusive of depreciation and amortization) associated with DAXXIFY® to increase.
Cost of Service Revenue (exclusive of amortization)
Costs of service revenue (exclusive of amortization) primarily consists of payment processing costs and the cost of POS devices.
For the three and nine months ended September 30, 2023, cost of service revenue (exclusive of amortization) increased compared to the same periods in 2022 due to the change to the gross accounting presentation of revenue as described in the Service Revenue section above.
In September 2023, we commenced a plan to exit the Fintech Platform business. We intend to continue processing payments for current OPUL® customers through January 31, 2024, at which point we expect our cost of service revenue associated with the Fintech Platform to be eliminated.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Selling, general and administrative	$59,130	$51,492	$7,638	15%	$176,900	$127,570	$49,330	39%
Stock-based compensation	8,599	13,245	$(4,646)	(35)%	31,042	27,937	$3,105	11%
Restructuring charges	732	—	$732	N/M	732	—	$732	N/M
Depreciation and amortization	633	1,038	$(405)	(39)%	3,815	3,190	$625	20%
Total selling, general and administrative expenses	$69,094	$65,775	$3,319	5%	$212,489	$158,697	$53,792	34%
N/M - Percentage not meaningful
Selling, general and administrative expenses (before stock-based compensation, restructuring charges and depreciation and amortization)
Selling, general and administrative expenses (before stock-based compensation, restructuring charges and depreciation and amortization) consist primarily of the following:
•Costs of sales and marketing activities and sales force compensation related to DAXXIFY®, the RHA® Collection of dermal fillers and the OPUL®.
•Personnel and professional service costs in our finance, information technology, investor relations, legal, human resources, and other administrative departments; and
For the three and nine months ended September 30, 2023, selling, general and administrative expenses increased compared to the same periods in 2022, primarily due to an increase in sales and marketing expenses in connection with the DAXXIFY® launch for the respective periods, partially offset by an employee retention credit claim recognized during the three months ended September 30, 2023. We expect selling, general and administrative expenses to increase over the next year in connection with the expansion of our commercial sales team related to therapeutics and incremental administrative and infrastructure support, partially offset by the decrease in OPUL® selling, general and administrative expenses.
Stock-based compensation
For the three months ended September 30, 2023, stock-based compensation included in selling, general and administrative expenses decreased compared to the same period in 2022, primarily due to the completion of recognizing stock-based compensation expense for the DAXXIFY® GL Approval PSUs in March 2023, which was initiated in September 2022. The decrease was offset by increased headcount in selling, general and administrative functions.
For the nine months ended September 30, 2023, stock-based compensation included in selling, general and administrative expenses increased compared to the same periods in 2022, primarily due to (i) increased headcount in selling, general and administrative functions; (ii) the stock-based compensation expense recognized for the vesting of certain market-based PSUs in May 2023; offset by the completion of recognizing stock-based compensation expense for the DAXXIFY® GL Approval PSUs in March 2023, which was initiated in September 2022.

Restructuring Charges
For the three and nine months ended September 30, 2023, restructuring charges in selling, general and administrative expenses was $0.7 million associated with the severance and other related costs in the OPUL® selling, general and administrative function. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 3 — Restructuring” in this Report for additional information regarding restructuring charges.
Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Research and development	$9,907	$20,845	$(10,938)	(52)%	$46,825	$66,590	$(19,765)	(30)%
Stock-based compensation	1,688	4,742	$(3,054)	(64)%	7,926	13,676	$(5,750)	(42)%
Restructuring charges	1,293	—	$1,293	N/M	1,293	—	$1,293	N/M
Depreciation and amortization	172	516	$(344)	(67)%	3,000	1,479	$1,521	103%
Total research and development expenses	$13,060	$26,103	$(13,043)	(50)%	$59,044	$81,745	$(22,701)	(28)%
N/M - Percentage not meaningful
Research and development expenses (before stock-based compensation, restructuring charges and depreciation and amortization)
In the Product Segment, we generally do not allocate costs by product candidates unless contractually required by our business partners. In the Service Segment, our research and development expenses relate to the development and introduction of new functionalities and features of OPUL® that are not subject to capitalization. In September 2023, we commenced a restructuring plan to exit the Fintech Platform business. We expect all Fintech Platform payment operations to be discontinued by or around March 31, 2024.
Research and development expenses (before stock-based compensation, restructuring charges and depreciation and amortization) consist primarily of:
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
•expenses related to the development of new features and functionalities of OPUL® and services that are not eligible for capitalization; and
•other consulting fees paid to third parties;
For the three and nine months ended September 30, 2023, research and development expenses (before stock-based compensation, restructuring charges and depreciation and amortization) decreased compared to the same periods in 2022, primarily due to the effects of capitalizing certain manufacturing related expenses for DAXXIFY® since the third quarter of 2022 and employee retention credit claim recognized in the three months ended September 30, 2023.
Our research and development expenses (before stock-based compensation, restructuring charges and depreciation and amortization) are subject to numerous uncertainties, primarily related to the timing and cost needed to complete our respective projects. In our Product Segment, the development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development cost (before stock-based compensation, restructuring charges and depreciation and amortization) to be relatively consistent in the near term, primarily due to deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities. However, we will continue sharing certain development costs with Teoxane related to the RHA® Pipeline Products, and other activities related to the pursuit of approval for the PCI manufacturing facility.
When we conduct additional clinical trials, such as for our biosimilar program or additional DAXXIFY® therapeutic indications, we expect our research and development expenses (before stock-based compensation, restructuring charges and depreciation and amortization) to increase. Depending on the stage of completion and level of effort related to each development phase undertaken, we may reflect variations in our research and development expenses. We expense both internal and external research and development expenses as they are incurred.
Stock-based compensation
For the three and nine months ended September 30, 2023, stock-based compensation included in research and development expenses decreased compared to the same periods in 2022, primarily due to (i) a stock modification accounting adjustment related to the separation of an executive officer from the Company in the first quarter of 2022; (ii) the capitalized stock-based compensation for 2023; and (iii) the completion of recognizing stock-based compensation expense for the DAXXIFY® GL Approval PSUs in March 2023, which was initiated in September 2022. These decreases were partially offset by a stock modification accounting adjustment related to achievement of certain performance-based PSUs in May 2023.
Restructuring Charges
For the three and nine months ended September 30, 2023, restructuring charges in research and development expenses was $1.3 million related to severance and other related costs in the OPUL® research and development function. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 3 — Restructuring” in this Report for additional information regarding restructuring charges.
Goodwill Impairment and Intangible Asset Impairment
For both the three and nine months ended September 30, 2023, we recorded goodwill impairment of $77.2 million and intangible asset impairment of $16.0 million. Both goodwill and asset group for OPUL® was impaired based on our plan to exit the Fintech Platform business. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 5 — Goodwill and intangible Assets, net ” in this Report for impairment discussion.

Depreciation and Amortization
Depreciation and amortization presented separately on the condensed consolidated statements of operations and comprehensive loss represents the depreciation and amortization for the assets within the functional area of costs of revenue.
For the three and nine months ended September 30, 2023, depreciation and amortization decreased compared to the same periods in 2022, primarily due to the impairment of intangible assets related to the Fintech Platform, the extension of the useful life of Teoxane distribution rights, and completion of amortization for developed technology related to HintMD in 2022.
Net Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Interest income	$3,733	$1,165	$2,568	220%	$9,851	$1,860	$7,991	430%
Interest expense	(5,093)	(6,917)	$1,824	(26)%	(13,958)	(12,722)	$(1,236)	10%
Other expense, net	(223)	(757)	$534	(71)%	(1,056)	(1,361)	$305	(22)%
Total net non-operating expense	$(1,583)	$(6,509)	$4,926	(76)%	$(5,163)	$(12,223)	$7,060	(58)%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. For the three and nine months ended September 30, 2023, interest income increased compared to the same periods in 2022, primarily due to higher interest rates and higher investment balances.
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
For three months ended September 30, 2023, interest expense decreased compared to the same period in 2022 due to the interest expense for our finance lease liability, offset by an increase in contractual interest due to the issuance of the Second Tranche of the Notes Payable in August 2023. For the nine months ended September 30, 2023, interest expense increased compared to the same period in 2022 due to the contractual interest on the Notes Payable, which began to incur in late March 2022, and the issuance of the Second Tranche of the Notes Payable in August 2023, offset by the interest expense for our finance lease liability.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in thousands)	September 30, 2023	December 31, 2022	Increase /(Decrease)
Cash, cash equivalents, and short-term investments	$300,245	$340,707	$(40,462)
Working capital	$306,361	$299,045	$7,316
Stockholders’ equity (deficit)	$(106,201)	$12,600	$(118,801)
Sources and Uses of Cash
We hold our cash, cash equivalents, and short-term investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines for high credit quality. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $300.2 million and $340.7 million, respectively, which reflected a decrease between these periods of $40.5 million. The decrease was primarily due to cash used in our operating activities of $170.2 million, principal payments on a finance lease of $15.5 million, taxes paid related to net settlement of stock awards of $8.1 million, the purchase of property and equipment of $5.1 million, and finance lease prepayments of $3.4 million. The decrease was primarily offset by proceeds from the ATM of $100.0 million, net of commissions and offerings costs, issuance of the Notes Payable, net of debt discount and issuance costs of $47.8 million, and the proceeds from stock option exercises and ESPP purchases of $14.0 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(173,844)	$(163,366)
Investing activities	$107,370	$(179,758)
Financing activities	$138,196	$337,867
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
Cash used in operating activities for the nine months ended September 30, 2023 consisted of approximately $326 million in expenditures related to overall operations, offset by approximately $152 million in cash receipts from our revenue. The increase in net cash used in operating activities for the nine months ended September 30, 2023, compared to 2022 is primarily driven by expenditures related to supporting company growth, and partially offset by an increase in cash receipt from Product sales.
Cash used in operating activities for the nine months ended September 30, 2022 consisted of approximately $241 million in expenditures related to overall operations, offset by approximately $78 million in cash receipt from our revenue.

Cash Flows from Investing Activities
For the nine months ended September 30, 2023 and 2022, net cash provided by or used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments, purchase of property and equipment and prepayments for a finance lease.
Cash Flows from Financing Activities
For the nine months ended September 30, 2023 and 2022, net cash provided by financing activities was driven by the proceeds from the ATM offering program, net of commissions, the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount and the exercise of stock options and purchases of our common stock through the ESPP. The inflows were offset by the net settlement of stock awards for employee taxes, and principal payments on finance lease obligations.
Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche in an aggregate principal amount for all such Notes of $100 million. In August 2023, the Company, HintMD and Athyrium entered into the First Amendment. Pursuant to the First Amendment, the Second Tranche commitment was reduced from $100 million to $50 million. Additionally, the First Amendment increased the uncommitted Third Tranche from $100 million to $150 million. In August 2023, we issued to the purchasers under the Note Purchase Agreement notes in an aggregate principal amount of $50 million. The uncommitted Third Tranche is available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
The notes issued pursuant to the First Tranche and Second Tranche bear interest at an annual fixed interest rate equal to 8.50%. The First Amendment modified the variable interest rate adjustment for the Third Tranche from Adjusted Three-Month LIBOR to Adjusted Three-Month Term SOFR. If the Third Tranche of Notes Payable becomes committed, the Notes Payable will then bear interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month Term SOFR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Notes Payable commencing on the last business day of the calendar month following the funding date thereof, and continuing until the Maturity Date. Pursuant to the First Amendment, the Company is required to repay Athyrium the outstanding principal amount of the Second Tranche notes in installments on the last business day of each March, June, September and December (commencing in September 2024), in each case, based on the following principal amortization payment schedule: 2.5% in September and December 2024; 5.0% in March and June 2025; 7.5% in September and December 2025; and 10.0% in March and June 2026; followed by repayment of the Second Tranche in full on September 18, 2026. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. If any Third Tranche notes are issued, upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we are required to repay the principal of the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the NPA Effective Date but on or prior to the second anniversary of the NPA Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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
On May 10, 2022, we entered into the 2022 ATM Agreement with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. For the nine months ended September 30, 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold under the 2022 ATM Agreement for the three months ended September 30, 2023.
Common Stock and Common Stock Equivalents
As of October 31, 2023, outstanding shares of common stock were 87.8 million, outstanding stock options were 3.9 million, unvested RSUs and PSUs were 3.2 million, unvested RSAs and PSAs were 0.9 million, shares expected to be purchased on December 31, 2023 under the 2014 ESPP were 0.1 million and shares of common stock underlying the 2027 Notes was 8.9 million, based upon the initial conversion price.
Operating and Capital Expenditure Requirements
We expect to continue to incur GAAP operating losses for the foreseeable future as we continue to devote resources to the research, development, manufacturing development, regulatory approval and/or commercialization of our products.
Disciplined capital allocation continues to be a priority; however, we expect that we will continue to expend substantial resources for the foreseeable future to support the growth of the aesthetics portfolio of Products and DAXXIFY® for the treatment of cervical dystonia and to support our ongoing operations. In particular, we anticipate that we will continue to invest substantial resources in our commercialization efforts across aesthetics and therapeutics and the manufacturing and supply of DAXXIFY® for commercialization. In addition, in connection with the Teoxane Agreement, we must continue to make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum investments in connection with the commercialization of the RHA® Collection of dermal fillers. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of DAXXIFY® and any product candidate. We also anticipate expending resources to continue to support the onabotulinumtoxinA biosimilar and Fosun partnerships. In the long term, in addition to the aforementioned expenditures, we anticipate our expenditures will include clinical programs for DAXXIFY® in other potential indications and international regulatory investments.

To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, payments received from collaboration arrangements, sales of our Products and, proceeds from notes issued pursuant to the Note Purchase Agreement. We believe that our existing capital resources will be sufficient to fund the operating plan through at least the next 12 months following the issuance of this Report.
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
Please read Part II, Item 1A. “Risk Factors —We have incurred significant losses since our inception, and we anticipate that we will continue to incur GAAP operating losses for the foreseeable future, and may not achieve or maintain profitability in the future”, in this Report for additional information.
Critical Accounting Policies and Estimates
For the nine months ended September 30, 2023, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our FY2022 10-K.
Contractual Obligations
In August 2023, we entered into the First Amendment with Athyrium and subsequently issued $50 million Notes Payable. As of September 30, 2023, our total obligation for the principal and interest of the Second Tranche is $61.0 million through the maturity date of September 2026, of which $5.6 million consisted of short-term obligations and the remainder consisted of long term obligations. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 9—Debt” in this Report for details of Notes Payable.
Except for the issuance of the Second Tranche above, there were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2023, from those as of December 31, 2022 as reported in our FY2022 10-K.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes. For the nine months ended September 30, 2023, our exposure to market risk did not change materially from what was disclosed in Item 7A in our FY2022 10-K.

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
Changes in Internal Control over Financial Reporting
For the three months ended September 30, 2023, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan’s amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents. A Markman hearing was held on June 28, 2023, and a decision was issued on August 29, 2023. On September 15, 2023, U.S. Patent No. 7,332,567 was dismissed from the case with prejudice.
On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss. On March 8, 2023, the lead plaintiff filed an opposition to our motion to dismiss. On April 7, 2023, we filed a reply in support of our motion to dismiss. A hearing on our motion to dismiss took place on August 10, 2023, and we are awaiting a decision from the court. We cannot be certain of whether that motion to dismiss will be granted.

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

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, as well as all other information included in this Report, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item IA of our FY2022 10-K and Part II, Item 1A in our Q1 2023 10-Q, before you decide to purchase shares of our common stock. If any of the following risks actually occurs, our business, prospects, financial condition and operating results could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.
Below we are providing, in supplemental form, material changes to our risk factors from those previously disclosed in Part I, Item 1A in our FY2022 10-K and Part II, Item 1A in our Q1 2023 10-Q. Our risk factors disclosed in Part I, Item 1A of the FY2022 10-K and Part II, Item 1A in our Q1 2023 10-Q provide additional discussion about these supplemental risks, and we encourage you to read and carefully consider the risk factors disclosed in those reports for a more complete understanding of the risks and uncertainties material to our business.
We are substantially dependent on the clinical and commercial success of our Products.
Our near-term prospects and our future growth, including our ability to finance our business and generate revenue, is substantially dependent on the clinical and commercial success of DAXXIFY® and our ability to continue to generate revenue from the sales of the RHA® Collection of dermal fillers.
In September 2022, we announced the DAXXIFY® GL Approval. Although we have generated $71.0 million in revenue from the commercial sale of DAXXIFY® as of September 30, 2023, we only began generating sales in late 2022 and have not yet demonstrated that DAXXIFY® can continue to be commercially successful in the aesthetics market. In addition, in September 2023, we introduced new pricing for DAXXIFY®, which positions the product to be priced more in-line with its competitors. We cannot guarantee that our aesthetics strategy will lead to additional product adoption or be commercially successful. In August 2023, we announced the approval of DAXXIFY® for the treatment of cervical dystonia, which is our first therapeutics indication. We have limited experience in commercializing products in the therapeutics space and have not yet demonstrated that DAXXIFY® for the treatment of cervical dystonia will be commercially successful. In addition, we have not received regulatory approval for or completed the clinical development process for DAXXIFY® for indications other than glabellar lines and cervical dystonia.
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
•our ability to effectively and reliably manufacture or obtain adequate and timely supplies of DAXXIFY® to meet commercial demand and obtain adequate and timely supply of the RHA® Collection of dermal fillers;
•the timing, success, and cost of commercialization activities and other activities needed to operate our business;
•our ability to demonstrate in the medical community the safety, efficacy and duration of our Products and their potential advantages over and side effects compared to competing Products;
•our ability to establish and maintain relationships with injectors who will be treating the consumers and patients who may receive our products;
•our ability to obtain adequate pricing and reimbursement for DAXXIFY® in therapeutics;
•our ability to continue to expand our own sales, marketing and other capabilities and infrastructure, or seek collaborative partners, to commercialize our Products as needed, including with respect to therapeutics;
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
•our ability to comply with the legal and regulatory requirements for our Products, including regarding the sales, marketing, manufacturing, price reporting, registration and permitting of our Products, as applicable;
•our ability to adapt to any changes to the labels for our Products that could place restrictions on how we market and sell the Products; and
•maintaining or establishing arrangements with third party logistics providers to distribute our Products to customers.
One or more of these factors, or other factors identified in this “Item 1A. Risk Factors”, Part I, Item 1A of the FY2022 10-K and Part II, Item 1A in our Q1 2023 10-Q, many of which are beyond our control, could impact the commercialization of and our ability to generate revenue from the sales of our Products, and any future products we may develop or acquire, which would materially impact the success of our business.
We have incurred significant losses since our inception and we anticipate that we will continue to incur GAAP operating losses for the foreseeable future, and may not achieve or maintain profitability in the future.
We are not profitable and have incurred losses each year since we commenced operations in 2002. We cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue may not increase or could decline for a number of other reasons, including reduced demand for our Products, increased competition, a decrease in the growth or reduction in size of the overall market for our Products, or if we cannot maintain our strategic partnerships, including with Teoxane, ABPS, PCI, Viatris and Fosun.
In addition, our operating expenses may increase in the future as we optimize and grow our business, including as a result of our commercialization efforts across aesthetics and therapeutics and continuing to invest in research, development, regulatory approvals and the manufacturing and supply of DAXXIFY® for commercialization. Further, our estimates regarding the amounts necessary to accomplish our business objectives may be inaccurate; other unanticipated costs may arise; and, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, we may be required to take capital preservation measures, including to reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize our Products and other aspects of our business plan. If we are unable to secure additional capital when needed or sufficiently reduce our operating expenses, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively, and our business may be harmed.
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
We have, and may in the future, undertake restructuring plans to adjust our investment priorities and manage our operating expenses, which plans may not result in the savings or operational efficiencies anticipated and could result in total costs and expenses that are greater than expected.
In September 2023, we announced a plan to exit the Fintech Platform business. This plan was adopted because the significant costs and resources required to support the Fintech Platform no longer aligned with the Company’s capital allocation priorities. We announced that this plan would free up capital for reinvestment in other areas of our business. We may not realize, in full or in part, the anticipated benefits and savings from the exit of the Fintech Platform business due to unforeseen difficulties, delays or unexpected costs.
Our restructuring plans, including the exit of the Fintech Platform business, may adversely affect our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. The exit of the Fintech Platform business may also negatively impact relationships with our customers.
If we fail to achieve some or all of the expected benefits of any restructuring plans, including the exit of the Fintech Platform, if such activities negatively impact relationships with our customers or other stakeholders, or we are unable to manage the related transition effectively, which may be impacted by factors outside of our control, our business, operating results, and financial condition could be adversely affected.
Unfavorable publicity relating to one or more of our product offerings, whether related to aesthetic or therapeutic indications, may affect the public perception of our entire portfolio of Products.
DAXXIFY® has been approved for both aesthetic and therapeutic indications. Concerns about product safety, efficacy or duration for any DAXXIFY® indication or the RHA® Collection of dermal fillers, whether raised by an injector, consumer, patient, litigant, regulator or consumer advocate, can result in safety alerts, product recalls, governmental investigations, regulatory action, private claims and lawsuits, payment of fines and settlements, declining sales and reputational damage for the entire portfolio of our Products, potentially impacting any approved DAXXIFY® indications and the RHA® Collection of dermal fillers. If any such events occur, the negative publicity could negatively impact our brand and results of operations.
We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for DAXXIFY® for therapeutics uses, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products.
Even if coverage and reimbursement from governmental and private healthcare payors for therapeutic uses of DAXXIFY® or any future approved product for therapeutic indications is provided, the approved reimbursement amount or acceptance of the drug in the market may be insufficient to establish or maintain pricing sufficient to realize a return on our investment. The market acceptance of any approved product, including DAXXIFY®, may vary among injectors, patients, administrators, or others in the healthcare community. In addition, regional hospitals and healthcare organizations are increasingly using bidding procedures to determine which suppliers as well as which pharmaceutical and therapeutic products will be included in their drug formularies or lists of medications approved for use in their facility. The administration of regional hospitals and healthcare organizations may refuse to include a particular drug in their formularies or restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. These measures could reduce the ultimate demand for our products or put pressure on our product pricing.
Injectors play a significant role in determining the course of a patient’s treatment and the type of pharmaceutical and therapeutic products that are included on drug formularies and lists of medications approved for use within their healthcare organizations. An important part of our sales process includes the education of injectors on the safe and effective use of any approved product, including DAXXIFY®, as applicable. Acceptance of any approved product, including DAXXIFY®, depends on educating injectors regarding the distinctive characteristics, perceived benefits, safety, ease of use, and cost-effectiveness of the product as compared to our competitors’ products. If a injector experiences difficulties during an initial procedure or otherwise, that injector may be less likely to continue to use our product or to recommend it to other injectors and healthcare administrators. Our efforts to educate injectors, patients, administrators, and others in the healthcare community on the proper use of any approved product, including DAXXIFY®, have required, and will continue to require, significant resources and these efforts may never be successful. If we are not successful in educating injectors, we may be unable to increase sales, sustain growth, or achieve profitability.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date of Action	Total Shares to be Sold	Expiration Date
Mark Foley, Chief Executive Officer	Terminate(1)	8/28/23	442,576	5/31/2024
Olivia Ware, Director	Adopt	8/31/23	9,593	8/30/2024
(1)Mr. Foley entered into this 10b5-1 Plan on March 10, 2023

During the three months ended September 30, 2023, none of our Section 16 officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 22, 2021	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1+	First Amendment to the Note Purchase Agreement, dated August 8, 2023 among Revance Therapeutics, Inc., certain subsidiaries of Revance Therapeutics, Inc., Athyrium Buffalo LP and the purchasers from time to time party thereto	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
+     Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the registrant treats as private or confidential.
†     The certifications attached as Exhibit 32.1 and 32.2 that accompany this Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, shall not be deemed filed with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act. Such certifications shall not be deemed incorporated by reference into any filing of Revance Therapeutics, Inc. under the Securities Act, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REVANCE THERAPEUTICS, INC.

Date: November 8, 2023	By:	/s/ Mark J. Foley
Mark J. Foley
Chief Executive Officer
(Duly Authorized Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)