Form 10-K
period 2023-12-31
Revance Therapeutics, Inc.
filed 2024-02-28
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $2.2 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $25.31 per share for such date.

Number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 16, 2024: 88,214,054

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 29, 2024, in connection with the registrant’s 2024 Annual Meeting of the Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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
“2024 Proxy Statement” means our proxy statement for the 2024 Annual Meeting of the Stockholders.
“2027 Notes” means Revance’s 1.75% Convertible Senior Notes due 2027.
“ABPS” means Ajinomoto Althaea, Inc., doing business as Ajinomoto Bio-Pharma Services, a contract development and manufacturing organization.
“ABPS Services Agreement” means the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement by and between the Company and ABPS, dated March 14, 2017, as amended on December 18, 2020 and February 26, 2024.
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
“CIS” means the Center for Internet Security.
“CMS” means the Centers for Medicare & Medicaid Services.
“CODM” means the chief operating decision maker.
“Consolidated Teoxane Distribution Net Product Sales” has the meaning set forth in the Note Purchase Agreement.
“consumers” means the patients of our aesthetic practice customers.
i

“Continuation Decision” means Viatris’ decision under the Viatris Agreement as to whether to continue the biosimilar development program beyond the initial development plan and the BIAM.
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
“DRG” means Clarivate Plc, formerly known as Decision Resources Group.
“DTC” means the Depository Trust Company.
“EEA” means the European Economic Area.
“EMA” means the European Medicines Agency.
“ERC” means employee retention credit.
“ERM” means enterprise risk management,
“ESG” means environmental, social and governance.
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
“FCA” means the False Claims Act.
“FDA” means the United States Food and Drug Administration.
“FDCA” means the Federal Food, Drug and Cosmetic Act.
“Fintech Platform” means OPUL® and the HintMD Platform.
“First Amendment” means the first amendment to the Note Purchase Agreement by and among the Company, HintMD and Athyrium, dated August 8, 2023.
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
“Fosun License Agreement” means the License Agreement by and between Revance and Fosun, dated December 4, 2018, as amended on February 15, 2020.
“Fosun Territory” means mainland China, Hong Kong and Macau.
“FTC Act” means the Federal Trade Commission Act.

“FY 2022 Annual Report” means our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023.
“GAAP” means U.S. generally accepted accounting principles.
“GCP” means good clinical practice.
“GLPs” means the FDA’s good laboratory practices.
“HCP” means Health Care Provider.
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
“Medy-Tox” means Medy-Tox, Inc.
“Merz” means Merz Pharmaceuticals GmbH.
“Minimum Cash Covenant” means the financial covenant under the Note Purchase Agreement to maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times.
“Nashville Lease” means the office lease by and between Revance and 1222 Demonbreun, LP, dated November 19, 2020, as amended on January 4, 2021, July 1, 2021 and January 13, 2023.

“NBI” means the Nasdaq Biotechnology Index.
“neuromodulator” means injectable botulinum toxins and neurotoxins.
“NMPA” means China's National Medical Products Association.
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
“OCR” means the U.S. Department of Health and Human Services Office for Civil Rights.
“onabotulinumtoxinA biosimilar” means a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
“OPUL®” means the OPUL® Relational Commerce Platform.
“PAS” means prior approval supplement.
“PCI” means PCI Pharma Services, which acquired Lyophilization Services of New England, Inc. in December 2021. References to PCI throughout this Report includes Lyophilization Services of New England, Inc., as applicable.
“PCI Supply Agreement” means the Commercial Supply Agreement by and between Revance and PCI (as successor in interest to Lyophilization Services of New England, Inc.), dated April 6, 2021.
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
“Stock Awards” means RSAs, PSAs, RSUs and PSUs.
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
Revance®, the Revance logos, DAXXIFY®, OPUL® and other trademarks or service marks of Revance appearing in this Report are the property of Revance. This Report contains additional trade names, trademarks and service marks of others,
v

which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, profitability expectations, anticipated growth, milestone expectations, future expenses and cash flows, anticipated working capital requirements, market forecasts, capital expenditures, cash preservation plans, liquidity and financing requirements and the impact of inflationary pressures on our business; our ability to implement our operating plan; the impact of the DAXXIFY® pricing strategy on adoption and our sales; our ability to comply with our debt obligations; our ability to draw on the Third Tranche; our future financing plans and strategies; our future responses to macroeconomic and geopolitical factors; our ability to successfully commercialize and maintain regulatory approvals for DAXXIFY®; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates and third-party manufacturers, including with respect to the PAS for the PCI manufacturing facility, DAXXIFY® for indications other than glabellar lines and cervical dystonia, and the RHA® Pipeline Products; our opportunity in therapeutics; our ability to secure and maintain favorable third party reimbursement for our Products; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates including the outcome of such clinical studies and trials; development of an onabotulinumtoxinA biosimilar, which would compete in the existing short-acting neuromodulator marketplace; the process and our ability to effectively and reliably manufacture supplies of DAXXIFY®; our ability to manufacture or receive sufficient supply of our Products in order to meet commercial demand; expectations regarding DAXXIFY® Zero-cost Inventory and the ERC; our ability to successfully compete in the dermal filler and neuromodulator markets; the design of our clinical studies; the markets for our current and future products and services; our business strategy, plans and prospects, including our commercialization plans related to DAXXIFY® and the RHA® Collection of dermal fillers, including the timing for the launch of DAXXIFY® for the treatment of cervical dystonia and the new RHA® 3 indication; the potential benefits of DAXXIFY®, the RHA® Collection of dermal fillers and our drug product candidates; the potential safety, efficacy and duration of DAXXIFY® for consumers and patients; our ability to maintain and seek out new strategic third-party collaborations to support our goals; the extent to which our Products are considered innovative or differentiated; consumer preferences related to our Products; the rate and degree of economic benefit, commercial acceptance, market, competition and/or size and growth potential of DAXXIFY®, the RHA® Collection of dermal fillers and our other drug product candidates, if approved; our ability to set a new standard in healthcare; our ability to build and expand valuable aesthetic and therapeutic franchises; the wind down of all activities related to the Fintech Platform; patent defensive measures; timing related to our ongoing litigation matters; our ability to defend ourselves in ongoing litigation; international expansion, including with respect to NMPA approval of DAXXIFY® for cervical dystonia and glabellar lines; anticipated milestone payments; our human capital, social and environmental performance and goals; our ability to expand our operations to support the commercialization of our Products and attract and retain qualified personnel to support our business; our ability to comply with applicable laws and regulations; our ability to protect the Company from cybersecurity threats, including the impact of security failures and/or breaches; and our ability to enhance our competitive position through strategic collaborations are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Part 1. Item 1A. “Risk Factors” and elsewhere in this Report.
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
•DAXXIFY® and any future product candidates, if approved, may not achieve market acceptance among injectors, HCPs, consumers and patients, and may not be commercially successful, which would adversely affect our operating results and financial condition.
•We have incurred significant losses since our inception and we anticipate that we will continue to incur GAAP operating losses for the foreseeable future and may not achieve or maintain profitability in the future. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock, our ability to raise capital and our ability to maintain compliance with our debt covenants. We may require substantial additional funding to continue to operate our business and achieve our goals and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
•If we are not able to effectively and reliably manufacture DAXXIFY® or any future product candidates at sufficient scale and appropriate cost, including through any third-party manufacturers, as well as acquire supplies of the RHA® Collection of dermal fillers from Teoxane, our product development, regulatory approval, commercialization and sales efforts and our ability to generate revenue may be adversely affected.
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
•Macroeconomic and geopolitical factors and a public health crisis, such as the COVID-19 pandemic, have and may continue to adversely affect our business, as well as those of third-parties on which we rely for significant manufacturing, clinical or other business operations. They may also impact disposable income levels, which could reduce consumer spending and lower demand for our products.
•We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for DAXXIFY® for therapeutics uses, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products. Even if coverage and reimbursement is provided, acceptance of any approved product may vary among HCPs, healthcare organizations and administrators and others in the healthcare community, which could impact our ability to realize a return on our investment and reduce demand for our products.
•Reports of adverse events or safety concerns involving our Products could delay or prevent the Company or Teoxane from maintaining regulatory approval for such Products, or obtaining additional regulatory approval for additional indications or future product candidates. The denial, delay or withdrawal of any such approval would negatively impact commercialization and could have a material adverse effect on our ability to generate revenue, business prospects, and results of operations.

•Unfavorable publicity relating to one or more of our Products, whether related to aesthetic or therapeutic indications, may affect the public perception of our entire portfolio of Products.

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
•Servicing our debt, including the 2027 Notes and Notes Payable, requires a significant amount of cash to pay our substantial debt. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.
•We are currently, and in the future may be, subject to securities class action and stockholder derivative actions. If other stockholder derivative actions, additional securities class actions or other lawsuits are brought against us, including product liability actions, and we cannot successfully defend ourselves, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.
•As our business and operations continue to grow, we may need to expand our development, manufacturing, regulatory, sales, marketing and distribution capabilities. If and when we expand such capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.
•We have undertaken, and may in the future undertake, restructuring plans to adjust our investment priorities and manage our operating expenses, which plans may not result in the savings or operational efficiencies anticipated and could result in total costs and expenses that are greater than expected.

•If we are not successful in discovering, developing, acquiring and commercializing additional product candidates other than our current Products, our ability to expand our business and achieve our strategic objectives may be impaired.
•We have experienced and may experience in the future compromises or failures of our information technology systems or data, or those of third parties upon which we rely, which could adversely affect our business. Despite significant efforts to secure against such threats, it is impossible to entirely mitigate these risks.
•Changes in and failures to comply with applicable laws, regulations and standards may adversely affect our business, operations and financial performance.
•If we fail to attract and retain qualified personnel at all levels and functions, we may be unable to successfully execute our objectives.

PART I

ITEM 1. BUSINESS

Overview
Revance is a biotechnology company focused on developing and commercializing innovative aesthetic and therapeutic offerings. Revance’s portfolio includes DAXXIFY® (DaxibotulinumtoxinA-lanm) for injection and the RHA® Collection of dermal fillers in the U.S. Revance has also partnered with Viatris to develop a biosimilar to onabotulinumtoxinA for injection and Fosun to commercialize DAXXIFY® in China.

Key 2023 Developments

Revance Aesthetics
For the year ended December 31, 2023, we generated $224.9 million in revenue from the sale of our Products and our Services. As of December 31, 2023, we had over 7,000 aesthetic accounts across our Products business, and of those accounts, over 3,000 accounts ordered DAXXIFY®.
DAXXIFY®
In September 2022, we received DAXXIFY® GL Approval. DAXXIFY® is an acetylcholine release inhibitor and neuromuscular blocking agent indicated for the temporary improvement in the appearance of moderate to severe glabellar lines associated with corrugator and/or procerus muscle activity in adult patients.
Following DAXXIFY® GL Approval, we trained a group of faculty members on DAXXIFY® as part of PrevU, our early experience program for the product, which we initiated in December 2022. PrevU focused on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights for DAXXIFY® with the goal of optimizing aesthetic outcomes. We completed the PrevU program in March 2023, which was followed by the targeted commercial launch of DAXXIFY®. Based on real-world learnings and customer feedback, in September 2023, we introduced new pricing for DAXXIFY®, which priced the product to be more competitive with BOTOX®. For the year ended December 31, 2023, we recognized $84.0 million in product revenue from the sale of DAXXIFY®.
RHA® Collection of Dermal Fillers
In July 2023, the FDA approved the expansion of RHA® 4’s label to include cannula use. In October, the FDA approved Teoxane’s PMA to expand the indication for RHA 3® to include injection into the vermillion body, vermillion border and oral commissure for lip augmentation and lip fullness in adults aged 22 years and older. RHA® 3 was previously approved for the correction of moderate to severe dynamic wrinkles and folds, such as nasolabial folds. The Company anticipates launching the new indication in mid-year 2024.
For the year ended December 31, 2023, we recognized $128.6 million in product revenue from the sale of the RHA® Collection of dermal fillers.
Revance Therapeutics
In August 2023, the FDA approved DAXXIFY® for the treatment of cervical dystonia in adults, and in September 2023, we initiated PrevU, our early experience program for the product. As with our early experience program for aesthetics, PrevU focuses on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights for DAXXIFY® with the goal of optimizing therapeutic outcomes. As of the date of this Report, coverage for DAXXIFY® for the treatment of cervical dystonia has been secured for more than 140 million commercial lives, which includes 25 of the top 30 payors in the country, representing over 50% of commercial lives covered. In January 2024, the Company received a permanent J-Code for DAXXIFY®. We expect the commercial launch to begin in mid-year 2024.

CMO Partnerships
In March 2023, the FDA approved our PAS submission for the ABPS manufacturing facility. Following approval, the ABPS manufacturing facility began serving as our primary commercial drug product supply source for DAXXIFY®. In February 2024, we entered into an amendment to the ABPS Services Agreement, which extended the term of the ABPS Services Agreement through December 31, 2027.
Fosun Partnership
In April and July 2023, the NMPA accepted Fosun’s BLA for DaxibotulinumtoxinA for Injection for the improvement of glabellar lines and treatment of cervical dystonia, respectively. The anticipated approvals for both indications are expected in 2024.

Exit of the Fintech Platform Business
In September 2023, we commenced a plan to exit the Fintech Platform business because the significant costs and resources required to support OPUL® no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities predominantly included a reduction in OPUL® personnel headcount, the termination of OPUL® research and development activities and a reduction of outside services expenses related to OPUL®. Substantially all payment processing activities for OPUL® customers ended on January 31, 2024. We are currently in the process of completing activities to wind-down the remaining OPUL® platform operations, which we expect to be complete by March 31, 2024.

Disciplined Capital Allocation
In 2023, our capital resources were focused on supporting our strategic priorities, which included: (i) continuing to drive revenue growth by increasing adoption of DAXXIFY® and the RHA® Collection of dermal fillers; (ii) initiating DAXXIFY® cervical dystonia PrevU program and pre-launch activities; and (iii) maximizing supply chain efficiencies by leveraging and scaling commercial production of DAXXIFY® through ABPS. To align our operations with our capital allocation priorities, the Company made the decision to exit its Fintech Platform business. We will continue to assess expense management and the timing of capital allocation measures as it relates to our therapeutics pipeline activities and international regulatory investments for DAXXIFY®.
For additional information, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our Strategy
Our objective is to set a new standard in healthcare by elevating patient and physician experiences through the development, acquisition and commercialization of innovative aesthetic and therapeutic offerings, including DAXXIFY® and the RHA® Collection of dermal fillers.
Key elements of our strategy are:
•We aim to leverage the unique formulation and clinical profile of DAXXIFY® to build valuable aesthetic and therapeutic franchises.
•We aim to grow market share by utilizing our innovative and differentiated portfolio of Products to appeal to consumers seeking elevated aesthetic outcomes.
•We aim to leverage DAXXIFY® to pursue a therapeutics program that will advance the treatment of multiple indications, with a current focus on muscle movement disorders, including cervical dystonia and upper limb spasticity. We also plan to evaluate our pipeline for other indications, such as migraine.

•We have and will continue to selectively evaluate partnerships, distribution opportunities, joint development agreements and acquisitions to expand our aesthetic and therapeutic franchises and enhance our competitive position:
◦Our Teoxane partnership enabled us to enter the U.S. dermal filler market and has provided the foundation for DAXXIFY® and potential future product commercialization.
◦We have the potential to enter the second largest neuromodulator market, China, as a result of our Fosun License Agreement.
◦We have entered into the Viatris Agreement, which provides us with the potential to participate in the short-acting neuromodulator market.

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
According to DRG, the global market opportunity for neuromodulators was estimated to be $8.1 billion in 2023 compared to $7.4 billion in 2022 and is projected to reach approximately $12.0 billion by 2028, registering a compounded annual growth rate of approximately 8.1% from 2023 to 2028. DRG estimates that the market opportunity for aesthetic indications and therapeutic indications in 2023 is approximately 60% and 40%, respectively. We expect continued growth to be driven by demographics, changing lifestyle, new indications and product launches in new geographies.
For information on competition we face in these markets, please see “—Product Competition” below.

The Opportunity for Neuromodulators for Aesthetic Indications
Injectable neuromodulator treatments are the single largest cosmetic procedure in the U.S. and globally. In the U.S., neuromodulators have been approved to treat three aesthetic indications, glabellar lines, forehead lines and LCLs. According to DRG, in 2023, 16.1 million neuromodulator aesthetic procedures were performed in the U.S. and 49 million neuromodulator aesthetic procedures were performed globally, which represents an increase of 8.2% and 8.65%, respectively, over 2022. Also, according to DRG, the aesthetic neuromodulator market opportunity was estimated to be $2.8 billion in the U.S. and $4.9 billion globally in 2023, compared to $2.5 billion and $4.5 billion, respectively, in 2022. The aesthetic neuromodulator market is projected to reach approximately $4.4 billion in the U.S. and $7.3 billion globally by 2028, registering five-year compounded annual growth rates of approximately 9.2% and 8.3%, respectively, from 2023 to 2028.
We believe that we are positioned to take advantage of this growing market opportunity due to the performance profile of DAXXIFY®, which has been shown to include long duration, fast-onset and the appearance of improved skin quality. In our SAKURA Phase 3 clinical program for the treatment of glabellar lines, DAXXIFY® demonstrated a median time to the loss of none or mild wrinkle severity of 24 weeks (6 months) and a median time to return to baseline wrinkle severity of approximately 28 weeks (7 months), as documented on the prescribing information. According to the prescribing information from other neuromodulators on the market, median duration of effect of these products ranges between three to four months. We believe that DAXXIFY®’s attributes will provide more satisfaction and value to consumers, and ultimately drive increased adoption of DAXXIFY®.

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
We are currently pursuing the commercialization of DAXXIFY® for the treatment of cervical dystonia and the development of DAXXIFY® for upper limb spasticity because we believe there is opportunity to improve injectable neuromodulator outcomes and overall health system costs in muscle movement disorders. Muscle movement disorders are neurological conditions that affect a person’s ability to control muscle activity in one or more areas of the body. Cervical dystonia is a painful and disabling chronic condition in which the neck muscles contract involuntarily, causing abnormal movements and awkward posture of the head and neck. Cervical dystonia affected approximately 60,000 people in the U.S. According to DRG, the U.S. market opportunity for cervical dystonia in 2023 was approximately $372.8 million and is expected to grow to approximately $521.2 million by 2028, registering a five-year compounded annual growth rate of approximately 6.93% from 2023 to 2028.
Muscle spasticity happens after the body’s nervous system has been damaged, most commonly by a stroke, trauma or disease. Muscle spasticity can be painful and may have a significant effect on a person’s quality of life. Certain tasks, like getting dressed or bathing, become difficult, and a person’s self-esteem may be affected by an abnormal posture. Spasticity affected approximately 500,000 people in the U.S. and approximately 12 million people globally. According to DRG, the global spasticity market in 2023 was approximately $906 million and is expected to grow to $1.4 billion by 2028.
Although currently approved neuromodulators have demonstrated safety and efficacy in clinical trials for the treatment of muscle movement disorders, such neuromodulator injections must be repeated every three to four months. According to the peer-reviewed article Patient Perspectives on the Therapeutic Profile of Botulinum Neurotoxin Type A in Cervical Dystonia, published in the Journal of Neurology in 2020, out of cervical dystonia patients surveyed, 88% of patients treated with botulinum neurotoxin type A products experienced symptom reemergence between treatment sessions, with a mean time to reemergence of approximately 10.5 weeks. In addition, most botulinum neurotoxin type A labels recommend waiting at least 12 weeks prior to re-treatment. We believe there is a significant need for a long-lasting injectable neuromodulator, which has the potential to offer consumers and payors more value by reducing the frequency of visits while also allowing consumers to achieve more durable symptom relief between injection cycles. We believe that DAXXIFY® has the potential to provide these benefits. In 2021, we completed the ASPEN-1 Phase 3 clinical program for the treatment of cervical dystonia and the JUNIPER Phase 2 clinical trial for the treatment of upper limb spasticity. In the ASPEN-1 Phase 3 clinical trial, DAXXIFY® demonstrated a median duration of effect of 24.0 weeks in one treatment group and 20.3 weeks in another treatment group. In the JUNIPER Phase 2 clinical trial, DAXXIFY® demonstrated a median duration of at least 24 weeks across all three doses. See “—Our Product — DAXXIFY for Therapeutic Indications.”
The Hyaluronic Acid Dermal Filler Opportunity
Dermal fillers are injected into the superficial and deep layers of the skin to restore volume, smooth lines, provide facial lift and contour, plump the lips or improve the appearance of facial scars commonly caused by acne. Hyaluronic acid dermal fillers represent approximately 91% of the total U.S. dermal filler market, and according to the 2022 ASPS, hyaluronic acid dermal fillers were the second most common aesthetic injectable procedure in United States in 2022. Hyaluronic acid is naturally found in the body, primarily in the skin, joints and connective tissue. With age, human skin loses its ability to produce hyaluronic acid, resulting in the loss of volume, firmness and elasticity. Hyaluronic acid dermal fillers are manufactured from synthesized hyaluronic acid cross-linked to significantly enhance durability in the skin. These products can restore lost volume for six to 12 months or longer before the body gradually and naturally absorbs the hyaluronic acid. Most hyaluronic acid dermal fillers also contain lidocaine to help minimize discomfort during and after treatment.
DRG estimated that 3.3 million dermal filler procedures were performed in the U.S. in 2023. According to DRG, the U.S. market opportunity for hyaluronic acid dermal fillers was estimated to be $1.5 billion in 2023 and is projected to reach approximately $2.1 billion by 2028, registering a compounded annual growth rate of approximately 7.5% from 2023 to 2028.

Access to the RHA® Collection of dermal fillers not only enables us to compete in the U.S. dermal filler market, but also supports the launch of DAXXIFY® and provides a foundation for other potential aesthetic product offerings. We believe there are long term revenue and cost synergy opportunities with neuromodulators and hyaluronic acid dermal fillers. We believe our ability to offer a comprehensive aesthetics portfolio, including DAXXIFY® and the RHA® Collection of dermal fillers, positions us to compete with established competitors.
For information on competition we face in this market, please see “—Product Competition” below.

Product Pipeline Summary

Product/Product Candidate	Indication	Phase
DAXXIFY®	Glabellar lines	FDA approved September 2022
DAXXIFY®	Cervical dystonia	FDA approved August 2023
RHA® Redensity	Perioral rhytids	FDA approved December 2021
RHA® 2	Facial wrinkles and folds (such as nasolabial folds)	FDA approved October 2017
RHA® 3	Facial wrinkles and folds (such as nasolabial folds	FDA approved October 2017
	Vermillion body, vermillion border and oral commissure	FDA approved January 2024
RHA® 4	Facial wrinkles and folds (such as nasolabial folds)	FDA approved October 2017
DAXXIFY®	Forehead lines, lateral canthal lines, upper facial lines	Phase 2 completed
DAXXIFY®	Upper limb spasticity	End of Phase 2 meeting with FDA completed Q4 2021
onabotulinumtoxinA biosimilar	N/A	Pre-clinical

Our Products
DAXXIFY®
DAXXIFY®, our first commercially approved product, is an acetylcholine release inhibitor and neuromuscular blocking agent indicated for the (i) temporary improvement in the appearance of moderate to severe glabellar lines associated with corrugator and/or procerus muscle activity in adult patients and (ii) treatment of cervical dystonia in adult patients. DAXXIFY® GL Approval was granted in the U.S. based on the results of the SAKURA Phase 3 clinical program in glabellar lines where DAXXIFY® demonstrated high response rates, long duration of effect and a safety profile consistent with other approved neuromodulator products. DAXXIFY® was also evaluated in Phase 2 clinical trials for the treatment of UFLs, forehead lines and LCLs. DAXXIFY® CD Approval was granted in the U.S. based on the results of the ASPEN-1 and ASPEN OLS Phase 3 clinical program for the treatment of cervical dystonia where DAXXIFY® demonstrated durable symptom relief, long duration of effect and a safety profile consistent with other approved neuromodulator products. DAXXIFY® was also evaluated in Phase 2 clinical trials for the treatment of additional therapeutic indications, including upper limb spasticity.
The DAXXIFY® formulation incorporates our proprietary stabilizing peptide excipient along with the other excipients: polysorbate-20, buffers and a sugar. DAXXIFY® is supplied as a lyophilized powder, which requires reconstitution with saline prior to injection. The highly positively charged peptide excipient has been shown to bind non-covalently to the daxibotulinumtoxinA molecule. The unique formulation of DAXXIFY® has enabled us to create a drug product without human serum albumin or animal-derived components, which are contained in all other FDA approved neuromodulator products.
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
In June 2020, we completed a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe dynamic forehead lines in conjunction with treatment of the glabellar complex. The objective was to understand the potential dosing and injection patterns of DAXXIFY® in other areas of the upper face.
DAXXIFY® for the Treatment of Lateral Canthal Lines
Crow’s feet or LCLs are the spider-like fine lines around the outside corners of the eyes that become more obvious when someone smiles. These lines (also referred to as periorbital wrinkles, laugh lines or smile lines), fan out across the skin from the outer corner of each eye. Repetitive motions, such as squinting and smiling, can lead to the increase of wrinkles and contribute to the severity and onset of crow’s feet. Age and exposure to sun also play significant roles in development of these lines, which can deepen over time. Current treatments include eye creams and moisturizers, topical tretinoins, neuromodulator injections, dermal fillers and laser treatments.
In June 2020, we completed a Phase 2 multicenter, open-label, dose-escalation study to evaluate the treatment of moderate or severe LCLs. The objective was to understand the potential dosing of DAXXIFY® in the lateral canthal area.
DAXXIFY® for the Treatment of Therapeutic Indications
DAXXIFY® has been studied in Phase 3 clinical trials for the treatment of cervical dystonia and Phase 2 studies for upper limb spasticity and plantar fasciitis. Although we previously evaluated DAXXIFY® for the treatment of plantar fasciitis, we are not currently pursuing the plantar fasciitis indication due to the results of the Phase 2 study. We will continue to evaluate development for other therapeutic indications, such as migraine, informed by the results of the commercialization of DAXXIFY® for the treatment of cervical dystonia and preclinical studies and clinical trials conducted by Revance and competitors.
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
In November 2021, we completed the ASPEN Phase 3 clinical program for the treatment of cervical dystonia. The ASPEN Phase 3 program included a randomized, double-blind, placebo-controlled trial comparing two doses of DAXXIFY® (125 units and 250 units) to placebo designed to evaluate the safety and efficacy of a single treatment of either 125 units or 250 units of DAXXIFY® for the treatment of cervical dystonia (ASPEN-1) and a Phase 3, open-label, multi-center trial to evaluate the long-term safety and efficacy of repeat treatments of DAXXIFY® in adults with cervical dystonia (ASPEN-OLS). Based on the results of the ASPEN Phase 3 clinical program, DAXXIFY® was approved for the treatment of cervical dystonia in adults in August 2023. For a summary of the DAXXIFY® ASPEN clinical program, please see our Annual Report on Form 10-K for the year ended December 31, 2021.

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
DAXXIFY® for the Treatment of Migraine
Migraine headache is a central nervous system disorder characterized as moderate to severe headache and often includes other symptoms such as nausea and vomiting. In 2019, migraine headache affected more than 37 million people in the U.S., of which, it is estimated that more than 3 million suffered from chronic migraine headache. Chronic migraine headache is both under treated and under diagnosed and is defined as more than fifteen headache days per month over a three-month period of which more than eight are migrainous, in the absence of medication overuse.
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
In September 2020, we launched the RHA® Collection of dermal fillers, which initially included RHA® 2, RHA® 3 and RHA® 4. In July 2022, we added RHA® Redensity to the portfolio of the RHA® Collection of dermal fillers. In July 2023, the FDA approved the expansion of RHA 4’s label to include cannula use.
The RHA® Collection of dermal fillers represents the latest advancements in hyaluronic acid filler technology. The dermal filler collection is created using a novel and gentle manufacturing process called preserved network technology that has few chemical modifications. The PNT process helps preserve the natural structure of the hyaluronic acid, allowing it to more closely mimic the natural hyaluronic acid found in the skin. The result is a hyaluronic acid dermal filler that is easy to inject and gives consumers a natural look.
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
In August 2019, we entered into the Viatris Amendment which, among other things, extended the period of time for Viatris to make the Continuation Decision as to whether to continue the biosimilar development program beyond the initial development plan and the BIAM. In accordance with the Viatris Amendment, Viatris was required to notify us of the Continuation Decision on or before the later of (i) April 30, 2020 or (ii) 30 calendar days from the date that we provide Viatris with certain deliverables. Pursuant to the Viatris Amendment, Viatris agreed to pay us an additional $5.0 million above the previously agreed non-refundable upfront payment of $25.0 million with contingent payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones, tiered sales milestones of up to $225.0 million, and royalties on sales of the biosimilar in the Viatris territories previously disclosed from the Viatris

Agreement. In June 2020, we announced that Viatris provided us its written notice of its Continuation Decision and paid us a $30 million milestone payment in connection with the Continuation Decision. We began the continuation phase of the onabotulinumtoxinA biosimilar program and are moving forward with characterization and product development work, followed by an anticipated filing of an IND with the FDA. Viatris has paid us an aggregate of $60 million in non-refundable fees as of December 31, 2023.
Fosun License Agreement
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DAXXIFY® in the Fosun Territory and certain sublicense rights. Fosun has paid us non-refundable fees upfront and other payments totaling $41.0 million before foreign withholding taxes as of December 31, 2023. We are also eligible to receive (i) additional remaining contingent payments of up to$219.5 million upon the achievement of certain milestones based on first calendar year net sales and tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
In April and July 2023, the NMPA accepted Fosun’s BLA for DaxibotulinumtoxinA for Injection for the improvement of glabellar lines and treatment of cervical dystonia, respectively. The anticipated approvals for both indications are expected in 2024. We are entitled to receive additional milestone payments from Fosun upon approval of DaxibotulinumtoxinA for Injection in China, as well as milestones based on future commercial sales in Fosun territories.

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

Drug Product
In March 2023, the FDA approved our PAS submission for the ABPS manufacturing facility. Following approval, the ABPS manufacturing facility began serving as our primary commercial drug product supply source for DAXXIFY®. Our northern California aseptic fill-and-finish manufacturing facility is available for commercial and clinical production of DAXXIFY® to support the development and commercialization of DAXXIFY® for the Fosun partnership. The manufacturing process consists of bulk compounding, liquid fill and freeze-drying to support acceptable shelf-life duration. We also perform testing for DAXXIFY® in our northern California facility and at the ABPS facility.
In March 2017, we entered into the ABPS Services Agreement, pursuant to which ABPS would serve as a supply source and provide drug product manufacturing services for us at its aseptic manufacturing facility in San Diego, California. Under the ABPS Services Agreement, until May 2022, we were subject to minimum purchase obligations of up to $30.0 million for each of the years ending December 31, 2022, 2023 and 2024. In May 2022, we amended a statement of work under the ABPS Services Agreement pursuant to which the minimum purchase obligations of $30.0 million per year were eliminated, and instead the minimum purchase obligations would be based on available manufacturing weeks and negotiated prior to the beginning of each year over the term of the agreement. In February 2024, we entered into the second amendment to the ABPS Services Agreement, which extended the term of the ABPS Services Agreement through December 31, 2027 and modified our remedies with respect to non-conforming products and delays. The minimum payments for the year ending December 31, 2024 have not been established.
In order to support the anticipated commercial demand and manage potential supply chain risks, we have also entered into an agreement with PCI, another third-party manufacturer. In April 2021, we entered into the PCI Supply Agreement, pursuant to which PCI would serve as a non-exclusive manufacturer and supplier of our products and product candidates. Pursuant to the PCI Supply Agreement, we will be responsible for an estimated $28 million in costs associated with the design, equipment procurement and validation and facilities-related costs, which are paid in accordance with a payment schedule based on the completion of specified milestones.
The initial term of the obligations underlying the PCI Supply Agreement is dependent upon the date of regulatory submission for the applicable product and may be sooner terminated by either party in accordance with the terms of the PCI Supply Agreement. The term of the PCI Supply Agreement may also be extended by mutual agreement of the parties. The PCI Supply Agreement also sets forth, among other things, the Company's purchase requirements, pricing and payment information, deliverables, timelines, milestones, payment schedules, manufacturing facility obligations and development of a drug manufacturing process. The parties would also enter into quality agreements and other supplements which detail the process and product specifications for the applicable Product. The PCI Supply Agreement also contains provisions relating to compliance with cGMPs and applicable laws and regulations, and to intellectual property, indemnification, confidentiality, representations and warranties, dispute resolution and other customary matters for an agreement of this kind.
We anticipate the potential approval of the PAS for the PCI manufacturing site in 2025.
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

Sales, Marketing and Distribution
Sales and Marketing of our Aesthetics Portfolio
In August 2020, we became a commercial company with the launch of the RHA® Collection of dermal fillers in the U.S., which included RHA® 2, RHA® 3 and RHA® 4. Since the initial launch of the RHA® Collection of dermal fillers, we have added RHA® Redensity to our portfolio offering as a part of the RHA® Collection of dermal fillers. In September 2022, we expanded our aesthetic Product portfolio to include DAXXIFY®.
We initiated the launch of DAXXIFY® in the U.S. in December 2022 by training a group of faculty members on the product as a part of PrevU, our early experience program for the product. PrevU focused on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights with the goal of optimizing aesthetic outcomes. We completed the PrevU program in March 2023, which was followed by the targeted commercial launch of DAXXIFY®.
Based on real-world learnings and customer feedback, in September 2023, we introduced a new pricing strategy for DAXXIFY® that allows the product to be priced more competitively to BOTOX®. Revenue increased from $22.0 million for the three months ended September 30, 2023 to $24.0 million for the three months ended December 31, 2023, and the volume sold during the three months ended December 31, 2023 increased by 22% compared to the three months ended September 30, 2023. Further, the majority of total DAXXIFY® sales revenue for the three months ended September 30 and December 31, 2023 were attributable to reordering accounts.

We acquired HintMD in July of 2020, pursuant to which we commercialized the Fintech Platform. In September 2023, we commenced a plan to exit the Fintech Platform business and halted any additional commercialization activities for the Fintech Platform because the significant costs and resources required to support the Fintech Platform no longer aligned with the Company’s capital allocation priorities. As of January 31, 2024, we ceased substantially all payment processing activity.
Sales and Marketing of our Therapeutics Portfolio
In August 2023, the FDA approved DAXXIFY® for the treatment of cervical dystonia in adults, which was followed by PrevU, our early experience program for the product. We have also begun to establish our commercial sales and marketing organization to support the launch of DAXXIFY® for the treatment of cervical dystonia, with commercial launch expected to begin in mid-year 2024. Our therapeutics sales team will be supported by our marketing, market access and medical affairs teams. Our therapeutics sales and national account teams will initially target high volume cervical dystonia injectors in private practice, targeted academic medical centers, integrated delivery networks, and government accounts. As of the date of this Report, coverage for DAXXIFY® for the treatment of cervical dystonia has been secured for more than 140 million commercial lives, which includes 25 of the top 30 payors in the country, representing over 50% of commercial lives covered.
Distribution

We rely on one or more third-party service providers to perform a variety of functions related to the packaging, storage and distribution of DAXXIFY® and the storage and distribution of the RHA® Collection of dermal fillers. We recognize revenue from the sales of our Products once they are delivered to our customers. We rely on one third-party service provider to distribute our Products to our customers, which could expose us to shipping delays and delays in revenue recognition to the extent we experience a sudden loss of that third-party service provider or that third-party service provider’s operations are disrupted or impacted. See Part I. Item 1A. “Risk Factors—We generally rely on one third-party service provider for the distribution of our Products to our customers. If we experienced a sudden loss of our third-party distributor or such distributor experiences a disruption in its operations, it would affect the delivery of our Products to our customers, which could negatively impact our business, consolidated financial condition and results of operations.”
Seasonality

Sales of DAXXIFY® and the RHA® Collection of dermal fillers have been subject to the impact of traditional seasonality in the aesthetic facial injectables market, which historically has experienced higher sales in the second and fourth calendar quarters as compared to the first and third calendar quarters.

Intellectual Property
Our success depends in large part on our ability to obtain and maintain intellectual property protection for our drug candidates, novel biological discoveries, drug development technology and other know-how, to operate without infringing on the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary and intellectual property rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on know-how, copyright, trademarks and trade secret laws, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Such protection is also maintained using confidential non-disclosure agreements. Protection of our technologies is important for us to offer our customers proprietary products unavailable from our competitors, and to exclude our competitors from using technology that we have developed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected.
As of December 31, 2023, Revance and its subsidiaries held approximately 305 issued patents and approximately 124 pending patent applications, including foreign counterparts of U.S. patents and applications. 57 of our patents are issued in the U.S., with the rest issued in Australia, Brazil, Canada, China, various countries in Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Singapore, and South Korea. In addition, we have pending patent applications in the U.S. as well as in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines,

Singapore and South Korea. We will continue to pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.
It is possible that our current patents, or patents which we may later acquire or develop, may be successfully challenged or invalidated in whole or in part. For example, in May 2019, our European Patent No. EP 2 490 986 B1 for “Methods and Systems For Purifying Non-Complexed Botulinum Neurotoxin” was opposed. At a hearing in June 2021, the Opposition Division granted amended claims in our patent. The opponent appealed our successful opposition defense to the Board of Appeal of the European Patent Office. We subsequently filed an appeal to preserve our ability to use all arguments throughout the appeal process. Following an Appeal Hearing in December 2023, the patent was upheld with the claims, as amended during the opposition, and the appeals were dismissed. In November 2022, Ipsen Biopharm Limited filed an Opposition in the European Patent Office against our European Patent No. EP 3 368 071 titled “Injectable botulinum toxin formulations and methods of use thereof having long duration of therapeutic or cosmetic effect.” We will vigorously defend this patent in the European Patent Office.
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

Our registered U.S. trademarks include REVANCE®, DAXXIFY® and the Revance logo.

Product Competition
The pharmaceutical and medical device markets are highly competitive. Our competitors are engaged in the development, research, manufacture and marketing of healthcare products. While we believe that our innovative Products provide us with a competitive advantage, possible competitors may also have an ability to discover, develop, test and obtain regulatory approvals for products, as well as the ability to commercialize, market and promote approved products more effectively than us. Our competitors may be able to develop competing technologies and processes that compete more aggressively and sustain that competition over a longer period of time. Our technologies and Products may be rendered obsolete or uneconomical by technological advances, products with longer duration or entirely different approaches developed by one or more of our competitors. Additionally, our competitors have greater existing market share in the aesthetic market and long-standing consumer loyalty programs and sales contracts with large customers and further established business and financial relationships with customers. Competitors may also try to compete with us on price both directly, through rebates and promotional programs to high volume injectors and coupons to consumers, and indirectly, through attractive product bundling with complementary products, such as dermal fillers, that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. In addition, as more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our Products or potential indications for our products increases, which could lead to litigation. Current competitors have asserted and competitors in the future could assert patent infringement claims against us, which could require us to pay damages, halt or delay commercialization, suspend the manufacture of our Products or reengineer or rebrand our Products. See “Part I. Item 1A. Risk Factors— Risks Related to Our Intellectual Property.”
We expect to compete directly with competitors that sell injectable neuromodulator products or dermal fillers in the markets where we have a labeled indication and/or regulatory clearance. We may also indirectly compete with approved neuromodulators in other markets which are able to offer neuromodulator products and dermal fillers at lower costs.
Injectable Botulinum Toxin Neuromodulators
Our primary competitors for DAXXIFY® globally are companies offering injectable dose forms of neuromodulators. DAXXIFY® is currently competing in the U.S. aesthetics market and has begun to compete in the therapeutics market. Current and potential future competitors include:

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
Dermal Fillers
Our primary competitors for the RHA® Collection of dermal fillers in the U.S. include:
•the Juvéderm® family of fillers, which are marketed by AbbVie. The Juvéderm® family of fillers have been approved for the treatment of moderate to severe loss of jawline definition, augmentation of the chin region, moderate to severe, facial wrinkles and folds such as nasolabial folds, lip augmentation and perioral lines.
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

Government Regulations

Product Approval Process in the U.S.
In the U.S., the FDA regulates drugs and biologic products under the FDCA, its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our products and product candidates, including DAXXIFY® and an onabotulinumtoxinA biosimilar, are subject to regulation by the FDA as biologics. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the U.S.
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
Preclinical Studies
Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance, or for other reasons.
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
Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s BLA. Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. However, an application may be submitted after four years, which initiates a process in which the innovator BLA holder and the biosimilar applicant identify patents that could be litigated and resolve patent disputes.
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

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations
There are also healthcare fraud and abuse laws and regulations that extensively govern how pharmaceutical companies, like Revance, operate. Applicable federal and state healthcare fraud and abuse laws include:
•The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•The federal Physician Payments Sunshine Act (part of the ACA), commonly known as the Sunshine Act or Open Payments, requires certain manufacturers of drugs, devices, biologics and medical supplies to disclose certain payments and financial relationships with healthcare providers directly to CMS. Failure to comply with these laws can result in significant civil monetary penalties;
•HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions as well as standards relating to the privacy and security of individually identifiable health information. These standards require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties;
•Other analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to healthcare related items or services that are reimbursed by non-governmental third-party payors, including private insurers.
In General
The process of obtaining regulatory approvals and the compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities now and in the future could be subject to challenge under one or more of these laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to legal or administrative actions, which may include orders to cease any con-compliant activities, warning letters, investigations, product recalls or seizures, delays in product approvals and significant penalties, including criminal and civil monetary penalties, damages, charges, fines, imprisonment, exclusion of products from reimbursement under government healthcare programs, integrity oversight, limitations on conducting business in applicable jurisdictions and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
U.S. and Foreign Privacy and Security Laws and Regulations

In the ordinary course of our business, we may process personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state and local laws, regulations, guidance, and industry standards related to data privacy, security, and protection.
HIPAA Privacy and Security Requirements
HIPAA imposes strict privacy, security, and breach notification obligations and standards on “covered entities” related to their use and disclosure of individually identifiable health information, defined by HIPAA as PHI. Covered entities are defined under HIPAA to include healthcare providers that undertake certain electronic transmissions of PHI, such as submitting electronic claims for reimbursement for the treatment of patients. Many of our healthcare provider customers are considered to be covered entities. HIPAA also applies to Business Associates, which are entities that perform certain functions or activities that involve the use or disclosure of PHI on behalf of a covered entity or entities that provide services to a covered entity. Even though we are generally not a covered entity or a Business Associate in our product-related activities, HIPAA limits the amount of data including PHI that can be shared between our business and our healthcare provider customers. In certain of our activities, including our Services-related activities, which we are in the final stages of winding down, Revance or OPUL® may be considered a Business Associate of OPUL®'s aesthetic practice customers and directly subject to HIPAA. For instance we have entered into Business Associate agreements with covered entities related to OPUL®, as discussed more below. We also may be subject to certain of HIPAA’s provisions as a covered entity related to our Company health plan. HIPAA is generally enforced by the OCR, which can bring enforcement actions against companies that violate HIPAA’s privacy, security or breach notification rules and levy significant civil fines and/or require changes to the manner in which PHI is used and disclosed. The U.S. Department of Justice has authority under HIPAA to bring criminal enforcement actions against covered entities, Business Associates and other entities for certain misuses of PHI and other criminal acts. Further, HIPAA authorizes state attorneys general to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. If we are in possession of PHI as a Business Associate or in connection with our employee health plan covered entity and we have an unauthorized use or disclosure of the PHI, we may be required pursuant to the HIPAA breach notification rule, to notify our covered entity customer(s), impacted individuals, and/or OCR.
Our aesthetic practice customers have used OPUL® to process personal data and PHI. Where we are determined to be a Business Associate of our aesthetic practice customers who are covered entities pursuant to HIPAA, the HIPAA Security and Breach Notification Rules may apply directly to our Business Associate activities. Further, the terms of the Business Associate agreements we entered into with covered entities also generally obligate Revance to comply with the HIPAA Privacy Rule.
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
Several states, including, but not limited to, California, Colorado, Connecticut, Utah and Virginia, have adopted generally applicable and comprehensive privacy laws, although most have an exception for information regulated by HIPAA. These new and developing state laws provide a number of new privacy rights for residents of these states and impose corresponding obligations on organizations doing business in these states. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, sale, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). The CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the CPRA, which took effect January 1, 2023, expanded the CCPA, giving California residents the ability to limit use of certain sensitive personal data, established restrictions on personal data retention, expanded the types of data breaches that are subject to the CCPA’s private right of action, and established a new California Privacy Protection Agency to implement and enforce the CCPA, among other things. Revance may be required to comply with other states’ privacy and data protection laws as they come into effect during 2024.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in the regions where we operate have established or are in the process of establishing privacy laws with which we, our customers, and our vendors must comply. For example, while not currently applicable to Revance, European data privacy and security laws (including the EU GDPR and the UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the United Kingdom and/or the European Union in certain circumstances. The processing of ‘special categories of personal data’ (such as data concerning health, biometric data used for unique identification purposes and genetic information) imposes further heightened compliance burdens under the UK GDPR and EU GDPR and is a topic of active interest among foreign regulators.
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
As our business continues to expand in the U.S. and other jurisdictions, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us. See the section titled “Risk Factors - Risks Related to Government and Industry Regulation” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.
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
We are required to comply with laws, rules and regulations that require us to maintain the security of personal data. In the event of a security incident, we may have contractual and other legal obligations to notify relevant stakeholders. In addition to the breach notification obligations under HIPAA, every state in the U.S. now has similar breach notification laws. Breach notification laws vary from state to state but upon an unauthorized access or disclosure of certain sensitive personal data, generally require notification to data subjects as well as notification in some circumstances to state agencies, such as the state attorneys general or the consumer protection bureau, and in some circumstances, notification to media.
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

Coverage and Reimbursement
Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, our ability to commercialize DAXXIFY® or any future product candidates for therapeutic indications such as cervical dystonia and adult upper limb spasticity will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for DAXXIFY® or any future product candidates for therapeutic indications, or we may be required to sell them at a discount.
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

In addition, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. In July 2021, the current administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that the U.S. Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the current administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. As of August 29, 2023, CMS announced its selection of the first 10 drugs covered under Medicare Part D set for negotiation. CMS will publish any agreed-upon negotiated prices for the selected drugs by September 1, 2024; those prices will come into effect starting January 1, 2026. In future years, CMS will select for negotiation up to 15 more drugs covered under Part D for 2027, up to 15 more drugs for 2028 (including drugs covered under Part B and Part D), and up to 20 more drugs for each year after that, as outlined in the IRA.
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
Human Capital Management
As of December 31, 2023, we had approximately 597 employees, all of which are located in the U.S. Our employee base grew from 534 as of December 31, 2022. As of December 31, 2023, there were no unions represented within our employee base. We may need to expand our workforce as our company grows.
We believe that empowered employees make a difference in our ability to execute our strategy. As such, we strive to provide an inclusive, rewarding and engaging environment for employees to develop professionally and contribute to our success.

Diversity, Equity and Inclusion
We believe in equal opportunity employment and do not tolerate discrimination based on race, color, religion, gender, sexual orientation, gender identity, national origin/ancestry, age, disability, marital or veteran status. In addition, because we believe that a diverse workforce is critical to our success, in mid-2020, we formed a Diversity and Inclusion Committee, comprised of employees and led by our Senior Vice President, General Counsel & Corporate Secretary. This committee had a mission to foster inclusivity, diversity and equity by actively educating and empowering employees to help dismantle systems of oppression, which include racism and other explicit or implicit bias at the Company and within our communities. As a reflection of this commitment, for the past three years we established Company performance goals, which are also included as performance measures in the 2023 bonus program for our executive officers, tied to the achievement of specified diversity and inclusion initiatives. In 2023, we formed the Revance Inclusion, Support and Empowerment (RISE) team, comprised of various employee resource groups and led by our Chief People Officer, which replaced the Diversity and Inclusion Committee, in order to enhance the Company's diversity, equity and inclusion programming.
As of December 31, 2023, women represented 58% of our workforce and 46% of our leadership team (defined as our management team and executive employees), and ethnic minorities represented 41% of our workforce and 43% of our leadership team.
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
Compensation and Benefits
Our objective is to provide our employees with a choice in quality benefits that are competitive and cost-efficient with the flexibility to meet employees’ life needs. Our compensation package includes market-competitive pay, an annual bonus program, an employee stock purchase plan, long-term incentive awards, rewards and recognition opportunities, an education assistance program, health care and retirement benefits, paid time off and family leave, among others. We grant equity as part of our new hire and annual compensation programs. We are committed to fair wages and benefits for employees at all locations and use appropriate national and local external surveys to provide highly competitive wages and benefits to attract high quality talent.

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
ESG
As our business continues to grow and develop, we are focused on building a sustainable enterprise for all of our stakeholders while driving a positive impact on the communities in which we serve. In 2020, we made a formal commitment to ESG and published our inaugural ESG report in January 2021, which was guided by the SASB framework for our sector. The Nominating and Corporate Governance Committee oversees Revance’s ESG strategy and initiatives. In addition, the Company’s ESG Steering Committee, which is comprised of leadership across key business units including investor relations, communications, legal, finance and accounting, manufacturing and supply chain, human resources, enterprise risk management and compliance, leads the planning and execution of the company’s ESG program.
Building on our long-term commitment to ESG, we have continued to advance our program and further refined our ESG framework to better align with our corporate strategy and values. Our ESG strategy is centered on three pillars, which we believe are essential to creating long-term value for all our stakeholders:
•Innovation and Access: We are committed to setting new standards for patient care and physician experience, while simultaneously helping optimize the overall healthcare system. The cornerstone of this effort is delivering innovation to address unmet consumer, patient, injector and HCP needs through our portfolio of Products.
•Strong Workplace Culture: We aspire to attract and retain a diverse and highly skilled workforce to foster a culture of innovation. Through efforts to ensure diversity, equality and inclusivity, we hope to unlock the tremendous potential of our team and its impact on the communities in which we serve.
•Responsible Business: We seek to build trust with our stakeholders and identify and mitigate risks to the Company by implementing strong corporate governance practices and utilizing clear and actionable policies to support product quality and safety and minimize our environmental footprint where possible.
Our 2022 ESG report, published in March 2023, reflects our focus on these pillars. It also detailed the results of our first materiality assessment and progress across the environmental, social, and governance issues it identified. The materiality assessment was developed in response to stockholder feedback, and was led by our ESG Steering Committee, with oversight from the Nominating and Corporate Governance Committee and the ESG Steering Committee. The assessment enabled us to understand the importance level of various ESG matters to Revance and our stakeholders.
Our ESG initiatives going forward will continue to be guided by our three pillars of innovation, in addition to our materiality assessment. For additional information, please refer to our 2022 ESG Report, which is found on the Corporate Governance page of our company website at www.revance.com.

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
In September 2022, we announced the DAXXIFY® GL Approval. In addition, in September 2023, we introduced new pricing for DAXXIFY®, which priced the product more competitively with BOTOX®. As of December 31, 2023, we have generated $95.0 million in revenue from the commercial sale of DAXXIFY® since the DAXXIFY® GL Approval in September 2022. If our aesthetics strategy, including the new pricing for DAXXIFY®, does not lead to additional product adoption as expected or we are unable to continue or increase the commercial success of DAXXIFY® as expected, our revenues may not be sufficient to support our existing operating plan, which may require us to refinance our debt, conduct additional financings, restructure operations, sell assets or reduce our operating expenses. In August 2023, we announced the approval of DAXXIFY® for the treatment of cervical dystonia, which is our first therapeutics indication. We have limited experience in commercializing products in the therapeutics space and have not yet demonstrated that DAXXIFY® for the treatment of cervical dystonia will be commercially successful. In addition we have not received regulatory approval for or completed the clinical development process for DAXXIFY® for indications other than glabellar lines and cervical dystonia. Although the commercialization of our Products has generated significant revenue to date, we cannot predict the extent to which they will continue to generate revenue.
The success of our Products will depend on a number of factors, including the risks identified in this “Item 1A. Risk Factors.” These factors include, among other things:
•the rate and degree of commercial acceptance, potential market size, opportunity and growth potential of our Products;
•our ability to effectively and reliably manufacture or obtain adequate and timely supplies of DAXXIFY® and obtain adequate and timely supply of the RHA® Collection of dermal fillers to meet commercial demand;
•the timing, success, and cost of commercialization activities and other activities needed to operate our business;
•our ability to demonstrate in the medical community the safety, efficacy and duration of our Products and their potential advantages over and side effects compared to competing Products;
•our ability to establish and maintain relationships with injectors and HCPs who will be treating the consumers and patients who may receive our products;
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
•our ability to comply with the terms of the Teoxane Agreement, including our obligations with respect to purchase quantities and marketing efforts, which noncompliance could result in termination of the Teoxane Agreement;
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
We have incurred significant losses since our inception and we anticipate that we will continue to incur GAAP operating losses for the foreseeable future and may not achieve or maintain profitability in the future.

We are not profitable and have incurred losses each year since we commenced operations in 2002. We cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue may not increase or could decline for a number of other reasons, including reduced demand for our Products, increased competition, a decrease in the growth or reduction in size of the overall market for our Products, or if we cannot maintain our strategic partnerships, including with Teoxane, ABPS, PCI, Viatris and Fosun. In addition, we may not receive or generate anticipated revenue on the timeframe expected. If we cannot generate sufficient revenue from the sale of our Products to fulfill our existing operating plan, we may be required to refinance our debt, conduct additional financings, restructure operations, sell assets or reduce our operating expenses.
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
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, we may be required to take capital preservation measures, including to reduce operating expense and delay, reduce the scope of, discontinue or alter our research and development activities; our sales and marketing capabilities or other activities that may be necessary to continue to commercialize our Products and other aspects of our business plan. If we are unable to generate sufficient revenue to fulfill our operating plan or we are unable to secure additional capital when needed or sufficiently reduce our operating expenses, we may be unable to comply with the Minimum Cash Covenant, which would raise substantial doubt about our ability to continue as a going concern. Our inability to secure additional financing or sufficiently reduce our operating expenses may otherwise limit our ability to capitalize on business opportunities or compete effectively, and our business may be harmed.

If we raise additional capital through marketing and distribution arrangements, royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business; and our assets may be subject to liens. In addition, our ability to raise capital may be limited by restrictions under the Note Purchase Agreement, including our ability to sell or license intellectual property, and other reasons like the global economy, inflation or other macroeconomic factors.
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

Our Products are subject to extensive regulation by the FDA. While we received DAXXIFY® GL and DAXXIFY® CD Approval and Teoxane has received approval of the RHA® Collection of dermal fillers for certain indications, there can be no assurance that such approvals will be maintained. For example:
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
Further, we have received approval for DAXXIFY® solely for the glabellar line and cervical dystonia indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neuromodulator products and are able to market such products for use in a way that we cannot. The restrictions on how we can market DAXXIFY® in comparison to competitors could limit injector, HCP and consumer adoption.
We may use third-party collaborators to help us develop, validate and commercialize our Products and product candidates, and our ability to commercialize such Products and product candidates could be impaired or delayed if these collaborations are unsuccessful.

We may continue to license or selectively pursue strategic collaborations for the development, validation and commercialization of DAXXIFY®, an onabotulinumtoxinA biosimilar, hyaluronic acid filler products, and any future product candidates. Examples of such strategic collaborations include the ABPS Services Agreement, PCI Supply Agreement, Viatris Agreement, Fosun License Agreement and Teoxane Agreement. In any third-party collaboration, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach, terminate or choose not to renew their collaboration agreements with us. The breach, termination or non-renewal of any of our collaboration agreements could materially and adversely impact our financial and operating results. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

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

If we fail to meet the annual minimum purchase amount or the annual minimum marketing spending requirements specified in the Teoxane Agreement, Teoxane has the right to terminate the Teoxane Agreement. Termination of the Teoxane Agreement could materially impact our financial and operating results.
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

As widely reported, in recent years, global credit and financial markets have experienced volatility and disruptions, including declines in consumer confidence, concerns about declines in economic growth and unemployment, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about geopolitical events and other challenges affecting the global economy, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the Ukraine-Russia and Israel-Hamas conflicts, the continuing effects of the COVID-19 pandemic and supply chain disruptions. These factors could lead to further disruption, instability, and volatility in global markets, continue to increase inflation, disrupt supply chains, adversely affect consumer confidence and disposable income levels and have other impacts on our business. For example, inflation has impacted the cost of supplies to manufacture DAXXIFY® and other aspects of our business. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

The discretionary nature of aesthetic medical procedures may be vulnerable to unfavorable economic conditions. Due to the cash pay market for aesthetic procedures, demand for our aesthetic Products is tied to discretionary spending levels of our target consumers. Although the facial injectable market has been generally resilient and recovered relatively quickly during past economically challenging times, a severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumers and financial hardships for injectors which may reduce demand for our aesthetic Products and adversely affect distribution channels for our aesthetic Products. Our business strategy relies on projections related to demand, which projections are inherently uncertain and could be more significantly impacted by an economic downturn.
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
More recently, the closure of Silicon Valley Bank (SVB) and other financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. Promptly following the collapse of SVB, we consolidated substantially all of our operating cash activities to our existing Bank of America (BofA) accounts and with the exception of the cash collateral associated with our existing letters of credit, we have transferred substantially all of our cash held at SVB to BofA without any loss. We also transferred our short-term investments managed by SVB to J.P. Morgan Chase & Co. (JPM), which was completed without any loss. While we did not hold a material amount of cash at SVB and, as a result, the closure of SVB did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.
These factors could have a negative impact on our potential sales and operating results.
The COVID-19 pandemic has and may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may, adversely affect our financial condition and our business.
Our business has been and could in the future be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The extent to which the COVID-19 pandemic will further directly or indirectly impact our business, results of operations, financial condition, liquidity and global economic activity and consumer behavior will depend on future developments that are highly uncertain, including variant strains of the virus and the degree of their vaccine resistance, a rise in infection rates and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.
An epidemic, pandemic, outbreak or other public health crisis such as the COVID-19 pandemic, or the public perception of such a risk, could:
•cause delays in the regulatory approval process or interfere with enrollment and our ability to complete ongoing clinical trials on schedule or at all;

•cause consumers to cancel or defer aesthetic and elective procedures, and cause consumers and patients to avoid public places, including hospitals and injector and HCP offices;
•cause temporary or long-term disruptions in our supply chain, manufacturing and/or delays in the delivery of our inventory; and
•cause a complete or partial closure of one or more of our facilities and offices, or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses.

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

Reports of adverse events or safety concerns involving our Products could result in the FDA or other regulatory authorities withdrawing approval of those Products for any or all indications that have approval, and delay or prevent us or Teoxane from obtaining additional regulatory approvals. We cannot assure you that consumers receiving our Products will not experience serious adverse events that require submission of post-marketing safety or medical device reports to the FDA or other regulatory authorities. Adverse events, including with respect to neurotoxin products and dermal fillers generally, may also negatively impact demand for our Products, which could result in reduced sales. We or Teoxane may also be required to update package inserts and consumer information brochures for our Products based on reports of adverse events or safety concerns, which could adversely affect acceptance of these Products in the market, make them less competitive or make commercialization of these Products more difficult or expensive.
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

In the future we may need to grow the number of employees and the scope of our operations, particularly in the areas of manufacturing, sales, marketing, distribution and other departments integral to growing our commercial infrastructure, including for potential expansion into the therapeutics market and internationally. If and when we experience such growth, we may be required to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, if and when we determine to grow the number of our employees and the scope of our operations, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any such expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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

    Although a substantial amount of our effort has focused on the commercialization of the RHA® Collection of dermal fillers, and the continued clinical testing, regulatory approval and commercialization for DAXXIFY®, our strategy also includes the discovery, development and commercialization of other neuromodulator products for both aesthetic and therapeutic indications, including the onabotulinumtoxinA biosimilar. We may seek to do so through our internal research programs, strategic collaborations and product acquisitions.
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
We have experienced and may experience in the future compromises or failures of our information technology systems or data, or those of third parties upon which we rely, which could adversely affect our business, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
Our information technology systems could be damaged or interrupted by earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data corruption and security breaches or other cyber-based incidents, which we monitor and for which we maintain disaster recovery plans. Cyber incidents can include ransomware, and extortion, denial-of-service attacks, worms, and other malicious software programs introduced to our computers and networks, including intrusions that are disguised and evade detection for an extended period of time, phishing attacks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. Despite significant efforts to secure against such threats, it is impossible to entirely mitigate these risks. In the normal course of our business, we have experienced cyber-based incidents and expect we will experience them in the future. While to date, we do not believe such identified security events have been material to us, including to our reputation or business operations, or had a material financial impact, we cannot be certain that such incidents or future cyber incidents will not expose us to material costs and liability. These incidents and the failure to protect either our or our service providers’ information technology infrastructure could disrupt our operations or result in the loss or misuse of proprietary or confidential information, intellectual property or sensitive or personal information, harm to our employees, decreased sales, increased overhead costs, and product shortages, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.
We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our Products, deter new customers from using our Products, and negatively impact our ability to grow and operate our business.
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

Risks Related to Marketing and Commercialization
Our Products may never achieve market acceptance or long-term commercial success.

Our Products may not continue to be commercially successful, which could harm our financial results and future prospects. The degree and rate of market acceptance of our Products depends on a number of factors, including:
•the safety, efficacy and duration of the product as compared to existing and future therapies;
•the clinical indications for which the product is approved and consumer demand or need for the treatment of those indications;
•our ability to establish or maintain a sufficient supply of approved products;
•acceptance by injectors, HCPs, major operators of clinics and consumers of the product as a safe and effective treatment;
•the extent to which injectors recommend the products to their consumers;
•the willingness of third-party payors to reimburse HCPs or patients for DAXXIFY® and any future products we may commercialize for therapeutic indications;

•the proper training and administration of the products by injectors, HCPs and medical staff such that consumers and patients do not experience excessive discomfort during treatment or adverse side effects;
•consumer and patient satisfaction with the results and administration of the product and overall treatment experience;
•the potential and perceived advantages and cost of the product over alternative treatments;

•the willingness of consumers to pay for the product and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;
•the revenue and profitability that the product will offer an injector and HCP as compared to alternative therapies;
•the relative convenience and ease of administration;
•the prevalence and severity of adverse events;
•the effectiveness of our sales and marketing efforts, including efforts by any third parties we engage;
•consumer sentiment about the benefits and risks of aesthetic procedures generally and our products in particular; and
•general consumer, patient, injector and HCP confidence with respect to our Products; and
•availability of practicing injectors for administration of our Products for aesthetic indications, which may be impacted by general economic and political conditions, including challenges affecting the global economy.
In addition, DAXXIFY®’s duration, safety and efficacy profile, as well as prescribing information, are based on the results achieved during clinical trials. Clinical trials are conducted in representative samples of the potential patient population and we have only conducted Phase 3 clinical trials for glabellar lines and cervical dystonia and Phase 2 trials for UFL, LCL, adult upper limb spasticity and plantar fasciitis. Therefore, the commercial experiences may yield different outcomes or consumer and patient experiences due to variations in injection techniques, dilution approaches and dosing levels employed by different injectors and HCPs or for other reasons. As a result, consumers and patients treated with DAXXIFY® may experience different duration, efficacy and safety results from what was experienced during clinical trials, which could negatively impact adoption.
Any failure by DAXXIFY® or any approved products to achieve and maintain market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.

Our Products will face significant competition, and our failure to effectively compete may prevent us from achieving significant market penetration and expansion. In addition, our competitors may develop products that are safer, more effective, more convenient or less expensive than our Products, which could reduce or eliminate our commercial opportunity.

Successful competitors in the pharmaceutical and medical device markets have the ability to efficiently and effectively discover therapies, obtain patents, develop, test and obtain regulatory approvals for products, and effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in developing, patenting, manufacturing and marketing healthcare products which we expect will compete with our Products. Many of these competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, testing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. It is possible that competitors will succeed in developing technologies that are safer, more effective, more convenient, longer-lasting or that have a lower cost of goods and price than our Products, or that would render our technology obsolete or noncompetitive. Additionally, our competitors have greater existing market share in the aesthetics and therapeutics markets and long-standing practice and consumer loyalty and sales contracts with large practices which furthers their established business and financial relationships with practices, consumers and patients.

In the aesthetics market, competition is significant and dynamic and is characterized by substantial technological development and product innovations, and our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology and medical device companies. We anticipate that DAXXIFY® will face significant competition from existing injectable neuromodulators as well as unapproved and off-label treatments in the U.S. and abroad. Further, in the future we may face competition for DAXXIFY® from biosimilar products and products based upon botulinum toxin. The RHA® Collection of dermal fillers also competes with other approved dermal filler products in a marketplace characterized by the continuous introduction of products with new intended uses and expanded labels. Competitors may also try to compete with us on price both directly, through rebates and promotional programs to high volume injectors and coupons or loyalty programs to consumers, and indirectly, through attractive product bundling with complementary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. For a variety of reasons, including less stringent regulatory requirements, there are significantly more aesthetic products and procedures available for use in a number of foreign countries than are approved for use in the U.S. There are also fewer limitations on the claims that our competitors in certain countries can make about the effectiveness of their products and the manner in which they can market them. As a result, it may be more difficult for us to compete with aesthetic products available in these markets.
In the therapeutics market, the key competitive factors affecting the success of DAXXIFY®, are likely to include efficacy, duration of effect, safety, convenience, availability, price and the availability of reimbursement from government and other third-party payors.

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
We have established and scaled a commercial sales and marketing organization to support the commercialization of our Products for aesthetics. We are also expanding our commercial team to support the commercialization of DAXXIFY® for the treatment of cervical dystonia. Any failure or delay in or complications from the expansion of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of our Products and to the extent such failure, delay or complications impact the commercialization of the RHA® Collection of dermal fillers may result in a breach of our obligations to Teoxane under the Teoxane Agreement.
We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect the commercialization of our Products. We may not be able to attract and retain quality personnel on acceptable terms, or at all. Also, to the extent we hire personnel from our competitors, such personnel will usually be subject to restrictive covenants with their former employers, including non-competition, non-solicitation and/or confidentiality provisions. As a result, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. We may be subject to allegations and litigation that these personnel have violated the non-competition clauses, been improperly solicited or divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.
We will also need to increase our commercial team or contract with distributors and partners to expand internationally. If we are unable to effectively expand our commercial team or enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize DAXXIFY® internationally.
Establishing and maintaining sales, marketing and distribution capabilities may be expensive and time consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of our Products, which could cause our commercialization efforts to be unprofitable or less profitable than expected.
We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for DAXXIFY for therapeutics uses, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products.

The availability and extent of coverage and reimbursement from governmental and private healthcare payors for DAXXIFY® for therapeutic uses or any future approved product for therapeutic indications, and our ability to obtain adequate pricing for such products are key factors that will affect our future commercial prospects. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. Sales of our products depend and will depend substantially on the extent to which their cost will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Accordingly, the coverage and reimbursement decisions of such governmental and private healthcare payors could reduce the demand for, or the price paid for, our products. If these payors do not consider our products to be cost-effective alone, or relative to other approved therapies, they may not cover our products or, if they do, they may apply utilization management restrictions, high patient cost-sharing obligations, or restrict the level of reimbursement. The approved reimbursement amount may be insufficient to establish or maintain pricing sufficient to realize a return on our investment.

Third-party payors are increasingly challenging the prices charged for pharmaceuticals products, and many also limit reimbursement for newly-approved products and indications. Third-party payors often attempt to contain healthcare costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for drugs. As a result, they may not provide adequate payment for our products. Similarly, the containment of healthcare costs has become a priority for federal and state governments and the pricing of pharmaceutical products has been a focus in this effort. The U.S. government and state legislatures have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, requirements for substitution of generic products and requirements to demonstrate a specific degree of improvement in terms of medical benefit compared to existing therapies. Adoption of price controls and cost-containment measures could adversely affect our ability to successfully commercialize our products. In addition, we may be required to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products to payors’ satisfaction. Such studies might require us to commit a significant amount of management’s time and our financial and other resources and our products might not ultimately be considered cost-effective.

The IRA makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We have evaluated, and will continue to evaluate, the effect of the IRA on our business. At this time, we do not expect the IRA to have a material effect.

We do not know if DAXXIFY® for therapeutic purposes will obtain and maintain broad acceptance from third-party payors. The coverage determination process is a time-consuming and costly process that requires us to provide scientific and clinical support for the use of DAXXIFY® to each payor separately, with no assurance that coverage will be obtained or maintained. The market for a drug depends significantly on access to third party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Third-party payors may refuse to include a particular drug in their formularies or restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which the branded drug is approved. Due to there being no uniform policy of coverage and reimbursement in the U.S. among commercial payors, coverage and reimbursement for pharmaceutical products may differ significantly from payor to payor. If we are unable to obtain and maintain adequate coverage from third-party payors, the adoption of DAXXIFY® by HCPs and patients may be limited. This in turn could affect our ability to successfully commercialize DAXXIFY® and have a material adverse impact on our profitability, results of operations, financial condition and future success.

We cannot be certain that we will be able to obtain and maintain adequate coverage, pricing and reimbursement for DAXXIFY®, or our other future approved products, if any. If coverage or reimbursement is not available or is available on a limited basis, or if we are unable to obtain and maintain adequate pricing, we may not be able to successfully commercialize DAXXIFY® or our other future approved products, if any.

Even if coverage and reimbursement from governmental and private healthcare payors for therapeutic uses of DAXXIFY® or any future approved product for therapeutic indications is provided, acceptance of any approved product may vary among HCPs, healthcare organizations and administrators and others in the healthcare community, which could impact our ability to realize a return on our investment and reduce demand for our products.

The market acceptance of any approved product, including DAXXIFY®, may vary among HCPs, patients, administrators, or others in the healthcare community. In addition, regional hospitals and healthcare organizations are increasingly using bidding procedures to determine which suppliers as well as which pharmaceutical and therapeutic products will be included in their drug formularies or lists of medications approved for use in their facility. The administration of regional hospitals and healthcare organizations may refuse to include a particular drug in their formularies or restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. These measures could reduce the ultimate demand for our products or put pressure on our product pricing.

HCPs play a significant role in determining the course of a patient’s treatment and the type of pharmaceutical and therapeutic products that are included on drug formularies and lists of medications approved for use within their healthcare organizations. An important part of our commercialization process includes the education of HCPs on the safe and effective use of any approved product, including DAXXIFY®, as applicable. Acceptance of any approved product, including DAXXIFY®, depends on educating HCPs regarding the distinctive characteristics, perceived benefits, safety, ease of use, and cost-effectiveness of the product as compared to our competitors’ products. If an HCP experiences difficulties during an initial procedure or otherwise, that HCP may be less likely to continue to use our product or to recommend it to other HCPs and healthcare administrators. Our efforts to educate HCPs, patients, administrators, and others in the healthcare community on the proper use of any approved product, including DAXXIFY®, have required, and will continue to require, significant resources, and these efforts may never be successful. If we are not successful in educating HCPs, we may be unable to increase sales, sustain growth, or achieve profitability.

Unfavorable publicity relating to one or more of our product offerings, whether related to aesthetic or therapeutic indications, may affect the public perception of our entire portfolio of Products.

DAXXIFY® has been approved for both aesthetic and therapeutic indications. Concerns about product safety, efficacy or duration for any DAXXIFY® indication or the RHA® Collection of dermal fillers, whether raised by an injector, HCP, consumer, patient, litigant, regulator or consumer advocate, can result in safety alerts, product recalls, governmental investigations, regulatory action, private claims and lawsuits, payment of fines and settlements, declining sales and reputational damage for the entire portfolio of our Products, potentially impacting any approved DAXXIFY® indications and the RHA® Collection of dermal fillers. If any such events occur, the negative publicity could negatively impact our brand and results of operations.

If we are found to have improperly promoted off-label uses for our Products that are approved for marketing, or if HCPs or injectors misuse our Products or use our Products off-label, we may become subject to prohibitions on the sale or marketing of our Products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.
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
Injectors and HCPs may, in their independent professional judgment, use legally available products for off-label uses. However, injectors and HCPs may also misuse our Products, or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our Products are misused or used with improper technique, we may become subject to costly litigation by our customers, consumers or patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Furthermore, the use of these products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among injectors, HCPs and consumers.
Any of these events could harm our business and results of operations and cause our stock price to decline.
We generally rely on one third-party service provider for the distribution of our Products to our customers. If we experienced a sudden loss of our third-party distributor or such distributor experiences a disruption in its operations, it would affect the delivery of our Products to our customers, which could negatively impact our business, consolidated financial condition and results of operations.
We currently rely on third-party service providers to perform a variety of functions related to the packaging, storage and distribution of DAXXIFY® and the storage and distribution of the RHA® Collection of dermal fillers. Traditionally, we have relied on one third-party service provider for inventory and shipment of Product to our customers, and we generally expect the sole service provider arrangement to continue in the near term. We cannot guarantee that any existing relationship will be maintained or that the third-party service provider will continue to be available to us. The sudden loss of our third-party service provider or disruptions in their operations, could impact our business, financial condition and results of operations. Moreover, we may not be able to find a replacement third-party service provider in a timely fashion or on commercially reasonably terms.
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
Additionally, we recognize revenue from the sale of our Products once they are delivered to our customers. Any delay in the delivery of our Products could push the revenue recognition for those Products to the following quarter, impacting the financial results of the current quarter. Further, due to seasonality trends, a significant portion of our revenue is received in the fourth quarter of the year. Any disruption or delay in the delivery of our Products during the fourth quarter could impact our year end results in addition to quarterly performance.

Risks Related to the Manufacturing and Supply Chain
We face certain risks associated with manufacturing DAXXIFY® to support commercial production for any approved indications.

Our success depends in part on our ability to effectively and reliably forecast the demand and manufacture or source supplies of DAXXIFY® to meet commercial demand, and for us and our third-party manufacturers to maintain a commercially viable manufacturing process. We have developed an integrated manufacturing, research and development facility located at our Newark, California office, which is available for commercial and clinical production of DAXXIFY®, to support the development and commercialization of DAXXIFY®, for the Fosun partnership. We also manufacture drug substance at this facility, which is used for research and development purposes, clinical trials and/or commercial production.

In support of the commercialization of DAXXIFY®, we are outsourcing some manufacturing responsibilities to our third-party manufacturers. In April 2023, the FDA approved our PAS submission for the ABPS manufacturing facility. Following approval, the ABPS manufacturing facility began serving as our primary commercial drug product supply source for DAXXIFY®. In addition, the PCI manufacturing facility will need regulatory approval before it can be used to support commercialization. There are no assurances that the PCI manufacturing facility will get approved on a timely basis, or at all, or that either or both ABPS and PCI will continue to be available to us at the required commercial scale, or at all. In addition, there are risks associated with commercial manufacturing including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. If these or other risks materialize or we are unable to utilize our third-party manufacturers, we may encounter delays or additional costs in achieving our commercialization objectives, which could materially damage our business and financial position.

We use our internal manufacturing facility and an external manufacturing facility to make our DAXXIFY® drug substance and drug product. We plan to utilize these facilities and potentially additional external facilities to support clinical and commercial production of DAXXIFY® and any product candidates. If we experience a significant disruption in our manufacturing operations or our third-party manufacturers experience a significant disruption in their operations for any reason, our ability to continue to operate our business would be materially harmed.

We use our internal manufacturing facility and the ABPS manufacturing facility to manufacture DAXXIFY® drug substance and drug product. We plan to utilize our internal and the external ABPS facility, as well as PCI facility, if approved for the clinical and commercial production of DAXXIFY® and any product candidates. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, actual or threatened epidemics, pandemics (including the COVID-19 pandemic), outbreaks, or public health crises, equipment failures or otherwise, or if performance of such manufacturing facilities is disrupted for any other reason, such an event could make it difficult or, in certain cases, impossible for us or our third-party manufacturers to continue to manufacture our drug product and/or drug substance for a substantial period of time. In particular, because we manufacture botulinum toxin in our facilities, we would be required to obtain further clearance and approval by state, federal or other applicable authorities to continue or resume manufacturing activities. Although we have disaster recovery and business continuity plans in place, they may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. We may also need to halt manufacturing operations, which could impact FDA inspections, halt or delay our clinical trials or prevent the manufacture of DAXXIFY® for commercialization. If we experience delays in achieving our development or regulatory objectives, or if we are unable to manufacture an approved product within a timeframe that meets market demands, our business, prospects, financial results and reputation could be materially harmed.

We currently contract with third-party manufacturers for certain components and services necessary to produce our products and expect to continue to do so to support further clinical trials and commercial scale production. This increases the risk that we will not have sufficient quantities of our products or be able to obtain such quantities or services at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We plan to utilize our internal and the external ABPS and PCI manufacturing facilities for drug product and drug substance production and testing, and we use other service providers for testing and the production of raw materials and excipients to support the clinical and commercial production of our products. For example, we and our manufacturers purchase the materials necessary to produce DAXXIFY® from single-source third-party suppliers, which includes the development, manufacture and supply of bulk peptide. There are no assurances that the bulk peptide manufacturer will continue to be available to us or be able to continue to supply us at the required commercial scale, or at all. There are a limited number of suppliers for the bulk peptide and raw materials that we use to manufacture our products. Any significant delay in the supply of such components or the inability to purchase these components on acceptable terms and at sufficient quality levels or in adequate quantities could delay or halt commercial activities, clinical trials, product testing and potential regulatory approval. We may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce a product for commercial sale or clinical trials.
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

We have and may again experience delays in our clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. Subject enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating. There is no guarantee that we can identify, recruit and maintain subjects as participants in a clinical trial in order for the trial to be completed.

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
We have historically relied on third parties and consultants to conduct our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize DAXXIFY® for additional indications or any future product candidates, on a timely basis, or at all.
We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs and clinical data management organizations, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we typically rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with GCPs and good laboratory practices for conducting, monitoring, recording and reporting the results of clinical and preclinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We also rely on consultants to assist in the execution, including data collection and analysis, of our clinical trials.
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
Risks Related to Our Intellectual Property
If our efforts to protect our intellectual property related to our Products or any future products are not adequate, we may not be able to compete effectively.

Our success and ability to compete depends significantly upon our ability to obtain, maintain and protect our proprietary rights and licensed intellectual property rights to the technologies and inventions used in or embodied by our Products. We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to DAXXIFY® and the RHA® Collection of dermal fillers, our onabotulinumtoxinA biosimilar, and our development programs. We also have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products in every country or territory in which we sell or will in the future sell our products. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
The strength of patents in the biotechnology field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The evolving law relating to patent eligibility for patents related to our business may be relevant to the scope of protection available to us. The patent applications that we own or license may fail to result in issued patents in the U.S. or foreign countries. Competitors and academic scientists in the field of cosmetics, pharmaceuticals and neuromodulators, for example, have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Even if the patents do successfully issue, third parties are currently challenging and may again challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, in November 2022, Ipsen Biopharmaceuticals, Inc. opposed our European Patent No. EP 3 368 071 for “Injectable botulinum toxin formulations and methods of use thereof having long duration of therapeutic or cosmetic effect.” We responded to their opposition in March 2023.We will vigorously defend this patent in the European Patent Office; however, we cannot guarantee that it will be upheld.

Third parties may challenge the validity of any issued U.S. Patent in the USPTO through the post-grant review process on the basis of prior art patents or printed publications. Because of a lower evidentiary standard in the USPTO compared to district courts, third parties may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to DAXXIFY®, an onabotulinumtoxinA biosimilar or any future product candidates is challenged, then it could threaten our ability to prevent competitive products from being marketed.
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
For example, in October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan later amended its complaint alleging infringement of four additional patents assigned and/or licensed to Allergan, U.S. Patent Nos. 11,147,878; 11,203,748; 11,326,155; and 11,285,216. On September 15, 2023, U.S. Patent No. 7,332,567 was dismissed from the case. See Item 3. “Legal Proceedings” for more information. Allergan claims that our formulation for DaxibotulinumtoxinA for Injection and our and ABPS’s manufacturing process used to produce DaxibotulinumtoxinA for Injection infringes its patents. We dispute the claims in this lawsuit and intend to defend the matter vigorously. However, there can be no assurance that the court will not rule against us in these proceedings. Even if we are successful in defending against such claim, this litigation could divert management’s attention, as well as our resources, from our business and any claims paid out of our cash reserves would harm our financial condition and operating results.
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
Failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to the range of administrative or judicially imposed sanctions or other actions. See the section titled “Risk Factors – Risks Related to Government and Industry Regulation – Our business and Products are subject to extensive government regulation” for additional information about consequences of non-compliance.
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
Even with positive clinical trial results, there is risk that the FDA or other regulatory authority identifies deficiencies or questions related to the manufacturing process of our products. For example, in 2021, the FDA delayed DAXXIFY® GL Approval following its identification of observations at its onsite inspection at our manufacturing facility. Although we were subsequently granted DAXXIFY® GL Approval, in order to meet future commercial demand, we will need to rely on one or more third-party manufacturing partners, which requires their successful completion of an inspection and FDA prior approval of a supplemental filing to our BLA. Although the ABPS facility has received FDA approval, we cannot be certain of how quickly or successfully the regulatory approval process will proceed for additional manufacturing sites.
In addition, we could experience issues during manufacturing inspections that could cause us or our manufacturing partners to undergo reinspections, as was the case with the process for the DAXXIFY® GL Approval. Depending on the circumstances, the timing to complete remediation of issues identified and then a reinspection can be lengthy. Even upon reinspection, it is not guaranteed that a facility or its systems and processes will be found adequate.

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
The RHA® Collection of dermal fillers are Class III medical devices that require PMA approval before they may be commercialized in the U.S. Although our partner Teoxane has received PMA approval for the RHA® Collection of dermal fillers, any future development of RHA® Pipeline Products will require approval.
If we are unable to gain approval of DAXXIFY® for additional indications or any future product candidates on a timely basis or at all, or if our prior approval supplement filing for our third-party manufacturing partner is not approved on a timely basis or at all, our business and results of operations could be materially and adversely harmed.
Our Products remain subject to ongoing regulatory obligations and continued regulatory oversight even though approved, which may result in significant additional expense, may limit or delay additional regulatory approvals, may subject us to penalties, and may result in withdrawal of regulatory approval if we fail to comply with applicable regulatory requirements.
After our products receive regulatory approval, we, Teoxane and our manufacturing partners, remain subject to the applicable laws as well as post-marketing surveillance. We must perform periodic inspection of facilities, continuing review of production processes, testing of products, and monitoring and reporting obligations to confirm that we are in compliance with all applicable requirements, including product specifications. New information is expected to be developed post-approval, following more diverse consumer exposures and longer time in use, as well as due to changes in manufacturing and production experience over time. Adverse findings may result in quality or other investigations, labeling revisions, the implementation of REMS or other control programs, completion of government mandated clinical trials or other assessments, specification revisions, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls noted above. If supplies or products are imported or exported, detention or other restrictions may be imposed if there appears to be a violation, potentially disrupting supply chains. New suppliers must be tested and authorized prior to use.

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
Our Products and any future products will be subject to continual regulatory review by the FDA and/or (if applicable) non-U.S. regulatory authorities. Conditions may be imposed for continuing approval, potentially including costly post-marketing testing, including Phase 4 clinical trials, surveillance to monitor the safety and efficacy of the product candidate and requirements related to manufacturing and testing. For example, in connection with the DAXXIFY® GL Approval, the FDA required us to transition to a cell-based potency assay as a part of our quality control testing process to align with evolving industry standards. If we are unable to meet our post approval commitments, we may be subject to citations from the FDA, and as a result, negative publicity. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our Products and any future products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCPs for any clinical trials conducted post-approval. Later discovery of previously unknown problems with such Products and any future products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, including conditions of approval, may result in, among other things:

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
In addition, we and Teoxane are subject to ongoing regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of Class III medical devices. The medical device regulations to which we and Teoxane are subject are complex and have become more stringent over time. Any failure by us or Teoxane to maintain compliance with the applicable regulations and standards for the RHA® Collection of dermal fillers and reports of adverse events or safety concerns could increase our costs, cause us to lose revenue, prevent the import and/or export of the RHA® Collection of dermal fillers, result in enforcement action by regulatory agencies, cause the RHA® Collection of dermal fillers to be recalled or withdrawn, result in negative publicity and prevent us from successfully commercializing the RHA® Collection of dermal fillers.

Further, as the manufacturer of DAXXIFY® and the distributor of the RHA® Collection of dermal fillers, we are required to maintain certain licenses, registrations, permits, authorizations, approvals or other types of state and local permissions in order to comply with various regulations regarding the distribution of drugs and medical devices. Failure to maintain such licenses and approvals will also prevent distribution of Products, which would limit our ability to generate revenue.

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

We and any third-party contract development and manufacturers or suppliers are required to comply with applicable cGMP regulations and other international regulatory requirements. The regulations require that our Products and product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. The RHA® Collection of dermal fillers are subject to the FDA’s QSR for medical devices. Additionally, third party manufacturers and suppliers and any manufacturing facility typically must undergo a pre-approval inspection before we can obtain marketing authorization for any of our Products or product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with cGMP and QSR, as applicable. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the supply and/or manufacture of our Products (for example, Teoxane with respect to the RHA® Collection of dermal fillers and ABPS and PCI with respect to DAXXIFY®), our ability to control third party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.
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
We process personal data and other sensitive data; proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf.
We are subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, HIPAA, as amended by HITECH, CCPA, and the TCPA, among others. These laws affect how we collect, use and otherwise process data of our employees, consultants, customers, consumers and other parties. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. Our failure to comply with these laws or prevent security breaches of such data could result in significant liability under applicable laws, cause disruption to our business, harm our reputation and have a material adverse effect on our business. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced failures to protect data privacy. Any failure by a third party to prevent security breaches could have adverse consequences for us.

We may also be bound by contractual obligations related to data privacy and security, which limit our ability to use and disclose information provided to us, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts may require us to host personal data locally. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating uncertainty as to the applicable future legal frameworks. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. In addition, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations.
If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
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
Further, interruption or delays in the operations of applicable foreign regulatory agencies may affect the review and approval timelines of such agencies for DAXXIFY®, an onabotulinumtoxinA biosimilar, or the RHA® Pipeline Products or any future product candidates.
Legislative and regulatory healthcare reform may adversely affect our business.

From time to time, legislation is drafted that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In March 2010, the ACA became law in the United States. Among other things, the purpose of the ACA was to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. The ACA has been challenged repeatedly in court, and its future may be uncertain. If the ACA is ultimately overturned or repealed, the effect on our business could be material.

In August 2022, the current administration signed the IRA into law, which among other things, (1) directs U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. As of August 29, 2023, CMS announced its selection of the first 10 drugs covered under Medicare Part D set for negotiation. CMS will publish any agreed-upon negotiated prices for the selected drugs by September 1, 2024; those prices will come into effect starting January 1, 2026. In future years, CMS will select for negotiation up to 15 more drugs covered under Part D for 2027, up to 15 more drugs for 2028 (including drugs covered under Part B and Part D), and up to 20 more drugs for each year after that, as outlined in the IRA.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of DAXXIFY® and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes proposed or considered by the executive branch and the United States Congress. We cannot predict the success or impact of any such current or future federal or state legislative efforts.

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

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting or physician payment disclosure laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include false claims and anti-kickback statutes. It is possible that some of our business activities could be subject to challenge under one or more of these laws.
Federal false claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for the payment for goods (including drugs) or services to third-party payors (including Medicare and Medicaid) that are false or fraudulent. The federal civil monetary penalties statute, likewise, imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims.
The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to generate business, including the purchase or prescription of a particular product covered by Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers or formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In addition, such exemptions and safe harbors are subject to change from time to time. Additionally, the intent standard under the federal Anti-Kickback Statute does not require that a person or entity have actual knowledge of the statute or a specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim submitted for reimbursement that includes items or services resulting from an arrangement that violates the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state healthcare programs as well as private payors.
HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or obtain, by means of false or fraudulent pretenses, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services.
In addition, the federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs, including us, for which payment is available under certain federal healthcare programs annually to report information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests. In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products.
Further, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.
Finally, we may offer discounted pricing or rebates on DAXXIFY® and our future approved products, if any, under various federal and state healthcare programs, and report specific prices to government agencies under healthcare programs. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to significant penalties.
There are state law equivalents of these laws and regulations, such as anti-kickback, false claims and transparency laws, to which we are currently and/or may in the future be subject. We may also be subject to state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Many of these laws differ from each other in significant ways, thus increasing the cost and complexity of our compliance efforts.
State and federal authorities, in addition to whistleblowers, have aggressively targeted pharmaceutical manufacturers for alleged violations of these anti-fraud statutes for a range of activities, such as those based on improper research or consulting contracts with physicians and other healthcare professionals, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, inappropriate billing and other improper promotional practices. A number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, including providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in improper promotional activities; and submitting inflated best price information to the Medicaid Drug Rebate Program to reduce liability for Medicaid rebates. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct business. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources.
If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil penalties, damages, fines, imprisonment, exclusion of products from reimbursement under United States federal or state healthcare programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially and adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly.
Our Products and any future approved products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
As we continue commercialization of the RHA® Collection of dermal fillers and DAXXIFY®, or if we commercialize any future approved products, including an onabotulinumtoxinA biosimilar, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may not have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, we may be subjected to various sanctions or other actions or outcomes described above. Failure to properly consider adverse event information may also lead us to delay use evaluations and potential labeling updates, which could lead to the initiation of tort litigation for failure to warn.

Risks Related to Our Indebtedness
Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

Under the Note Purchase Agreement, drawdowns are available in three tranches, subject to certain terms and conditions, including, with respect to the Third Tranche, the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche and prior approval from Athyrium. To date, we have borrowed the full $100.0 million of the First Tranche and the full $50.0 million of the Second Tranche. However, if we do not achieve the specified conditions and milestones, we will not be eligible to draw funds under the Third Tranche of the Note Purchase Agreement, and we may need to obtain additional or alternative financing to advance our research and development efforts, our regulatory approvals, our commercialization efforts and other aspects of our business plan. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. The Note Purchase Agreement may also limit our ability to raise capital, including our ability to sell or license intellectual property. In addition, before we can draw down the Third Tranche of the Note Purchase Agreement, if available, we must first satisfy ourselves that we will have access to sufficient cash flow from operations and/or future alternate sources of capital, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.
All obligations under the Note Purchase Agreement are secured by substantially all of our existing property and assets. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we are able to drawdown any of the Third Tranche, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity. Our indebtedness could also have important negative consequences, including:
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
The breach of any of these restrictive covenants or any other terms of the Note Purchase Agreement could result in a default under the Note Purchase Agreement, which would allow Athyrium to accelerate our obligation to repay our indebtedness under the Note Purchase Agreement, and result in a cross-acceleration or cross-default with our convertible notes or other indebtedness. In addition, an event of default may prevent us from drawing funds under the Third Tranche of the Note Purchase Agreement and may result in an increased interest rate for all amounts outstanding under the Note Purchase Agreement.
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

All principal under the Note Purchase Agreement is repayable upon the Maturity Date. And, pursuant to the First Amendment, the Company is required to repay Athyrium the outstanding principal amount of the Second Tranche notes based on a principal amortization schedule. In addition, upon the occurrence of an Amortization Trigger, we are required to repay the principal of the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, market, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, to the extent permitted by the Note Purchase Agreement. If we desire to refinance our indebtedness, our ability to do so will depend on the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing price of our common stock from December 31, 2022 to December 31, 2023 has ranged from a low of $5.81 to a high of $37.61. The stock markets in general and the markets for pharmaceutical biopharmaceutical and biotechnology stocks in particular have experienced extreme volatility that may have been for reasons that are related or unrelated to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:
•announcements of regulatory approval or disapproval of DAXXIFY® in additional indications, the RHA® Pipeline Products or any future product candidates;
•regulatory or legal actions, developments and guidance in the U.S. and foreign countries, such as the receipt of the CRL related to the BLA for DAXXIFY® GL Approval;
•our success or lack of success in commercializing our Products;
•pricing and reimbursement decisions with respect to our Products;
•results from or delays in clinical trials of our product candidates;
•introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•announcements by us or our competitors of significant acquisitions, restructuring activities, licenses, strategic partnerships, joint ventures or capital commitments;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. From January 1, 2022 through May 10, 2022, we sold 1.7 million shares of common stock under the 2020 ATM Agreement at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs. The 2020 ATM Agreement was terminated on May 10, 2022. On May 10, 2022, we entered into the 2022 ATM Agreement with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. As of both December 31, 2023 and the filing date of this Report, we have sold 3.2 million of shares of common stock under the 2022 ATM Agreement.
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
Also, our amended and restated bylaws provide advance notice procedures for stockholders seeking to bring business before our annual meeting of stockholders or to nominate candidates for election as directors at our annual meeting of stockholders. Our amended and restated bylaws also specify certain requirements regarding the form and content of a stockholder's notice. In addition, any stockholder nomination must meet the requirements of Rule 14a-19(b) under the Exchange Act. These provisions might preclude our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders if the proper procedures are not followed. We expect that these provisions might also discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company's cybersecurity standards and practices are guided by CIS’s Critical Security Controls, which provides a framework for prioritizing best practices to improve the Company's cyber security measures.
The Company, using CIS's guidance, approaches cybersecurity threats, through a cross-functional, multilayered approach, for purposes of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, integrity and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, consumers, patients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.
Risk Management and Strategy
The Company’s cybersecurity program focuses on the following areas:
Vigilance: The Company’s endpoints and networks are monitored 24/7 by its security operations center and the Company conducts periodic reviews and testing to prevent and mitigate cybersecurity threats and respond to cybersecurity incidents.
Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
Collaboration: The Company collaborates with public and private entities, including intelligence and law enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.

Training: The Company provides periodic training for personnel regarding cybersecurity threats, which reinforces the Company’s information security policies, standards and practices.
Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are evaluated annually.
Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s IT, legal, enterprise risk and compliance, internal audit and other key business functions, as well as the members of the Board and the Audit Committee in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the company’s Chief Financial Officer, the Company’s VP of Information Technology, other members of management and the Company's external Chief Information Security Officer.
A key part of the Company’s strategy, informed by CIS’s guidance, for managing risks from cybersecurity threats is the regular evaluation, ongoing assessment and testing of the Company’s processes and practices through assessments, tabletop exercises, threat modeling, penetration testing, employee training and testing (including on phishing scams), and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company engages third parties to perform assessments of our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness. The results of such assessments and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.
Governance
The Board, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets preestablished factors, as well as ongoing updates regarding such incident until it has been resolved. Cybersecurity events that meet specified criteria are also escalated to the Disclosure Committee. At least once each year, the Audit Committee holds a meeting dedicated to cybersecurity matters, in addition to receiving quarterly updates on cybersecurity matters at regularly scheduled Audit Committee meetings. On an annual basis, Company management presents to the Board on the Company's approach to cybersecurity risk management.
The Company’s VP of Information Technology is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with the Company’s Chief Financial Officer and other business leaders across the Company, including in cybersecurity and legal and enterprise risk & commercial compliance. The VP of Information Technology has over twenty years of technology experience, during which his responsibilities have included technology operations, third-party assessments and risk management.
The Company has established a Core Incident Response Team, which is comprised of the VP of Information Technology and members of the cybersecurity, legal and enterprise risk & commercial compliance teams. The Core Incident Response Team works with other members of the Company’s management and collaboratively across the Company to promptly respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Core Incident Response Team, along with the Chief Financial Officer, monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in real time. Cybersecurity events that meet specified criteria are escalated for further review by the Audit Committee and/or the Disclosure Committee.

The Disclosure Committee assesses and determines materiality based on the information provided by the Incident Response Team and makes recommendations to the Chief Financial Officer regarding disclosure.
In addition, the Company’s VP of Information Technology works closely with an external Chief Information Security Officer to provide valuable perspectives and industry insights into evaluating cybersecurity threats. The Chief Information Security Officer has over twenty-five years of experience in cross-vertical security, software, and systems engineering.
To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES
Our headquarters is located in Nashville, Tennessee, where we lease 80,500 square feet of space. The space adequately serves as our headquarters and experience center, which includes office space, education and training facilities and a live injection training center. We also lease 109,318 square feet of office, laboratory and manufacturing space in Newark, California, which supports our regulatory, pre-commercial and research and development manufacturing activities. Operations across the Product Segment and Services Segment are conducted in each facility except for the Newark facility, which supports Product Segment operations.

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
Holders of Record
As of February 16, 2024, there were approximately 155 holders of record of our common stock, one of which was Cede & Co., a nominee for DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
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
This graph shows a comparison of the cumulative total return on our common stock, NBI, and the CCMP for the five years ended December 31, 2023. The graph assumes that $100 was invested at the market close on the last trading day for the year ended December 31, 2018 in our common stock, the NBI, and CCMP, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Revance Therapeutics, Inc.	$100.00	$80.63	$140.78	$81.07	$91.70	$43.67
Nasdaq Biotechnology Index	$100.00	$125.11	$158.17	$158.20	$142.19	$148.72
Nasdaq Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares of common stock other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of RSAs/PSAs in connection with our 2014 EIP, 2014 IN and the HintMD Plan.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to the consolidated financial statements and other disclosures included in this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Part I, Item 1A, “Risk Factors.” Our audited consolidated financial statements have been prepared in accordance with GAAP and are presented in U.S. dollars.

Overview
Revance is a biotechnology company focused on developing and commercializing innovative aesthetic and therapeutic offerings. Revance’s portfolio includes DAXXIFY® (DaxibotulinumtoxinA-lanm) for injection and the RHA® Collection of dermal fillers in the U.S. Revance has also partnered with Viatris to develop a biosimilar to onabotulinumtoxinA for injection and Fosun to commercialize DAXXIFY® in China.

Impact of the Macroeconomic Environment on Our Operations
The U.S. and global financial markets have experienced significant volatility in recent years, which has led to disruptions to commerce and pricing stability, impacts to foreign exchange rates, labor shortages, global inflation, higher interest rates and supply chain disruptions. Due to current inflationary pressures, we have experienced higher costs throughout our business, which we expect may continue during 2024.
The ultimate impact of the current and anticipated global economic conditions is highly uncertain and we do not yet know the full extent of potential delays or impacts on our regulatory process, our manufacturing operations, supply chain, end user demand for our Products, commercialization efforts, business operations, clinical trials and other aspects of our business and the aesthetics industry, the healthcare systems or the global economy as a whole.
See Part I. Item 1A. “Risk Factors — Worldwide economic and market conditions, an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could adversely affect our business, results of operations and liquidity, and stock price.”

Key 2023 Developments

Revance Aesthetics
For the year ended December 31, 2023, we generated $224.9 million in revenue from the sale of our Products and our Services. As of December 31, 2023, we had over 7,000 aesthetic accounts across our Products business, and of those accounts, over 3,000 accounts ordered DAXXIFY®.

DAXXIFY®
Following the completion of our PrevU program in March 2023, we initiated the targeted commercial launch of DAXXIFY®. Based on real-world learnings and customer feedback, in September 2023, we introduced new pricing for DAXXIFY® to further encourage adoption and market penetration. Revenue increased from $22.0 million for the three months ended September 30, 2023 to $24.0 million for the three months ended December 31, 2023, and the volume sold during the three months ended December 31, 2023 increased by 22% compared to the three months ended September 30, 2023. For the years ended December 31, 2023 and 2022, we recognized $84.0 million and $11.0 million in product revenue from the sale of DAXXIFY®, respectively.

RHA® Collection of Dermal Fillers
For the years ended December 31, 2023 and 2022, we recognized $128.6 million and $107.2 million in Product revenue from the sale of the RHA® Collection of dermal fillers, respectively, which represented an increase of $21.5 million, or 20%, period over period, due to increased units sold.

Revance Therapeutics
In August 2023, the FDA approved DAXXIFY® for the treatment of cervical dystonia in adults, and in September 2023, we initiated PrevU, our early experience program for the product. As with our early experience program for aesthetics, PrevU focuses on providing practices with product education, tools for practice integration, and the opportunity to gain real-world clinical insights for DAXXIFY® with the goal of optimizing therapeutic outcomes. As of the date of this Report, coverage for DAXXIFY® for the treatment of cervical dystonia has been secured for more than 140 million commercial lives, which includes 25 of the top 30 payors in the country, representing over 50% of commercial lives covered. In January 2024, the Company received a permanent J-Code for DAXXIFY®. We expect the commercial launch to begin in mid-year 2024.

CMO Partnerships
In March 2023, the FDA approved our PAS submission for the ABPS manufacturing facility. Following approval, the ABPS manufacturing facility began serving as our primary commercial drug product supply source for DAXXIFY®. In February 2024, we entered into the second amendment to the ABPS Services Agreement, which extended the term of the ABPS Services Agreement through December 31, 2027 and modified our remedies with respect to non-conforming products and delays. The minimum payments for the year ending December 31, 2024 have not been established.

Fosun Partnership
In April and July 2023, the NMPA accepted Fosun’s BLA for DaxibotulinumtoxinA for Injection for the improvement of glabellar lines and treatment of cervical dystonia, respectively. The anticipated approvals for both indications are expected in 2024. We are entitled to receive additional milestone payments from Fosun upon approval of DaxibotulinumtoxinA for Injection in China, as well as milestones based on future commercial sales in Fosun territories.

Exit of the Fintech Platform Business
In September 2023, we commenced a plan to exit the Fintech Platform business because the significant costs and resources required to support OPUL® no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities predominantly included a reduction in OPUL® personnel headcount, the termination of OPUL® research and development activities and a reduction of outside services expenses related to OPUL®. Substantially all payment processing activities for OPUL® customers ended on January 31, 2024. We are currently in the process of completing activities to wind-down the remaining OPUL® platform operations, which we expect to be complete by March 31, 2024. In the first quarter of 2024, the Service Segment will be presented as a discontinued operation with certain prior period amounts retrospectively revised to reflect this change.
In connection with the exit of the Fintech Platform business, for the year ended December 31, 2023, we recorded a restructuring charge, primarily consisting of non-cash impairment charges from goodwill and intangible assets of $93.2 million and severance and related costs of $2.9 million. We expect to incur estimated additional restructuring charges of up to $2 million, and such restructuring charges will be incurred through, on or around, March 31, 2024. See Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 4 — Restructuring” in this Report for additional information regarding restructuring charges.

Disciplined Capital Allocation
In 2023, our capital resources were focused on supporting our strategic priorities, which included: (i) continuing to drive revenue growth by increasing adoption of DAXXIFY® and the RHA® Collection of dermal fillers; (ii) initiating DAXXIFY® cervical dystonia PrevU program and pre-launch activities; and (iii) maximizing supply chain efficiencies by leveraging and scaling commercial production of DAXXIFY® through ABPS. To align our operations with our capital allocation priorities, the Company made the decision to exit its Fintech Platform business. We will continue to assess expense management and the timing of capital allocation measures as it relates to our therapeutics pipeline activities and international regulatory investments for DAXXIFY®. See—“Liquidity and Capital Resources” for additional information.

Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the same period in 2022 is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the same period in 2021, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our FY 2022 Annual Report.

Revenue

	Years Ended December 31,		2023 vs. 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Product revenue	$212,658	$118,131	$94,527	80%
Service revenue	12,249	6,990	$5,259	75%
Collaboration revenue	9,133	7,444	$1,689	23%
Total revenue	$234,040	$132,565	$101,475	77%
Product Revenue
Our breakdown of revenue by Product is summarized below:

	Years Ended December 31,		2023 vs. 2022
(in thousands)	2023	2022	Change	% Change
Product:
RHA® Collection of dermal fillers	$128,647	$107,156	$21,491	20%
DAXXIFY®	84,011	10,975	$73,036	665%
Total product revenue	$212,658	$118,131	$94,527	80%
We started to generate product revenue from DAXXIFY® in the fourth quarter of 2022 from the pre-launch promotional PrevU program for select practice partners. We completed the PrevU program in March 2023, which was followed by the targeted commercial launch of DAXXIFY®. Based on real-world learnings and customer feedback, in September 2023 we introduced a new pricing for DAXXIFY® which reduced our average selling price. During the three months ended December 31, 2023, product revenue from DAXXIFY® increased by 9% as volume sold increased by 22% compared to the three months ended September 30, 2023, offset by a lower average selling price resulting from the new pricing strategy discussed above.
For the year ended December 31, 2023, our product revenue from the sale of DAXXIFY® increased compared to the same period in 2022 primarily due to the full year of DAXXIFY® sales in 2023 compared to a partial year of DAXXIFY® sales in 2022. For the year ended December 31, 2023, our product revenue from the sale of the RHA® Collection of dermal fillers increased compared to the same period in 2022 primarily due to an increase in units of the RHA® Collection of dermal fillers sold.
Service Revenue
Service revenue is generated from the Fintech Platform, which earned revenues through payment processing fees and certain value-added services. Although we have substantially exited the Fintech Platform business, we continued to recognize service revenue from the Fintech Platform until the completion of the wind down of the payment operations on or around January 31, 2024. In our HintMD Platform service offerings, which substantially ceased during the second quarter of

2023, we recognized service revenue net of costs as an accounting agent. In our OPUL® service offerings, we recognized service revenue on a gross basis as the accounting principal because we maintained control of the service offerings to our customers. For the year ended December 31, 2023, our service revenue increased compared to the same period in 2022, primarily due to the presentation difference in the revenue accounting method used for the HintMD Platform and OPUL® Platform.

Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 3—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the determined transactions price of the contract multiplied by the quotient of the cost of development services incurred over the total estimated cost of development services for the expected duration of our performance obligations. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments and the total project budget, for which outcomes are difficult to predict as of the date of this Report. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the years ended December 31, 2023 and 2022, we recognized $9.0 million and $7.1 million related to the development services under the Viatris Agreement, respectively. For the year ended December 31, 2023, our collaboration revenue increased compared to the same period in 2022, primarily due to increased development activities of the onabotulinumtoxinA biosimilar program.
We are also working with Fosun to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory under the Fosun License Agreement. As described in Part IV, Item 15. “Notes to Consolidated Financial Statements —Note 3—Revenue,” we evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. For the years ended December 31, 2023 and 2022, revenue of $0.2 million and $0.3 million was recognized from the Fosun License Agreement, respectively.

Operating Expenses

	Years Ended December 31,		2023 vs. 2022
(in thousands)	2023	2022	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	62,335	44,414	$17,921	40%
Cost of service revenue (exclusive of amortization)	12,028	7,253	$4,775	66%
Selling, general and administrative	297,732	223,934	$73,798	33%
Research and development	79,410	101,286	$(21,876)	(22)%
Goodwill impairment	77,175	69,789	$7,386	11%
Intangible asset impairment	16,007	—	$16,007	N/M
Amortization	6,130	27,847	$(21,717)	(78)%
Total operating expenses	550,817	474,523	$76,294	16%
N/M - Percentage not meaningful

Cost of Product Revenue (exclusive of amortization)

	Years Ended December 31,		2023 vs. 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Cost of product revenue (exclusive of amortization)
Purchasing and manufacturing costs	$54,221	$41,635	$12,586	30%
Distribution, royalty and other fulfillment charges	6,740	2,779	$3,961	143%
Stock-based compensation	1,374	—	$1,374	N/M
Total cost of product revenue (exclusive of amortization)	$62,335	$44,414	$17,921	40%
N/M - Percentage not meaningful
Cost of product revenue (exclusive of amortization) primarily consists of the purchasing cost of the RHA® Collection of dermal fillers and manufacturing costs of DAXXIFY®, distribution expenses, royalty, other fulfillment costs related to the RHA® Collection of dermal fillers and DAXXIFY®, and stock-based compensation expenses related to manufacturing efforts.
We obtained DAXXIFY® GL Approval in September 2022, and the first delivery of DAXXIFY® to a customer took place in the fourth quarter of 2022. Cost of product revenue (exclusive of amortization) related to DAXXIFY® is generally incurred when delivered. Substantially all of DAXXIFY® manufacturing expenses incurred prior to DAXXIFY® GL Approval were classified as research and development expenses, resulting in Zero-cost Inventory.
Our cost of product revenue (exclusive of amortization) for the year ended December 31, 2023 increased compared to the same period in 2022, which was primarily due to higher sales volumes of the RHA® Collection of dermal fillers and DAXXIFY® and costs related to manufacturing delays resulting from unplanned equipment repairs during the year ended December 31, 2023. When Zero-cost Inventory, which is further discussed below, is depleted, we expect our cost of product revenue (exclusive of amortization) associated with DAXXIFY® to increase. We also anticipate that our cost of product revenue (exclusive of amortization) associated with the RHA® Collection of dermal fillers to increase if sales volume increases.
Purchasing and manufacturing costs
For the year ended December 31, 2023, purchasing and manufacturing costs related to the RHA® Collection of dermal fillers and DAXXIFY® increased compared to the same period in 2022 primarily due to higher sales volumes of our Products.
Distribution, royalty and other fulfillment charges
For the year ended December 31, 2023, distribution, royalty and other fulfillment charges related to the RHA® Collection of dermal fillers and DAXXIFY® increased compared to the same period in 2022 due to higher sales volumes of the RHA® Collection of dermal fillers and DAXXIFY®.
Stock-based compensation
Stock-based compensation expense in cost of product revenue (exclusive of amortization) is related to equity grants to employees in departments involved in the manufacturing of DAXXIFY®. Stock-based compensation expense in cost of product revenue (exclusive of amortization) is a period cost which is not absorbed into our inventory cost. DAXXIFY®

manufacturing related stock-based compensation expense incurred prior to DAXXIFY® GL Approval was classified as research and development expenses.
Impact of Zero-cost Inventory for DAXXIFY®
If cost of product revenue included previously expensed inventories, the cost of product revenue (exclusive of amortization) for the years ended December 31, 2023 and 2022 would have increased by approximately $14 million and $3 million, respectively. We expect to utilize Zero-cost Inventory in the near-term until depleted. Once depleted, we expect our cost of product revenue (exclusive of amortization) associated with DAXXIFY® to increase.

Cost of Service Revenue (exclusive of amortization)
Costs of service revenue (exclusive of amortization) primarily consists of payment processing costs and the cost of POS devices.
For the year ended December 31, 2023, cost of service revenue (exclusive of amortization) increased compared to the same period in 2022 due to the change to the gross accounting presentation of revenue as described in the Service Revenue section above.
Our cost of service revenue associated with the Fintech Platform was eliminated following the end of payment processing activity on January 31, 2024.

Selling, General and Administrative Expenses

	Years Ended December 31,		2023 vs. 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Selling, general and administrative	$253,424	$183,101	$70,323	38%
Stock-based compensation	38,814	36,595	$2,219	6%
Depreciation and amortization	4,234	4,238	$(4)	—%
Restructuring charges	1,260	—	$1,260	N/M
Total selling, general and administrative expenses	$297,732	$223,934	$73,798	33%
N/M - Percentage not meaningful
Selling, general and administrative expenses (before stock-based compensation, restructuring charges and depreciation and amortization)
Selling, general and administrative expenses (before stock-based compensation, restructuring charges and depreciation and amortization) consist primarily of the following:
•Costs of sales and marketing activities and sales force compensation related to DAXXIFY®, the RHA® Collection of dermal fillers and OPUL®; and
•Personnel and professional service costs in our finance, information technology, investor relations, legal, human resources, and other administrative departments;
For the year ended December 31, 2023, selling, general and administrative expenses increased compared to the same period in 2022, primarily due to an increase in sales and marketing expenses in connection with the DAXXIFY® sales expansion and increased legal costs, partially offset by an employee retention credit claim recognized in 2023. We expect selling, general and administrative expenses to increase over the next year in connection with the expansion of our commercial sales team related to therapeutics and incremental administrative and infrastructure support, partially offset by the decrease in OPUL® selling, general and administrative expenses and other areas of cost efficiencies identified.

Stock-based compensation
For the year ended December 31, 2023, stock-based compensation included in selling, general and administrative expenses increased compared to the same period in 2022, primarily due to (i) increased headcount in selling, general and administrative functions; (ii) the stock-based compensation expense recognized for the vesting of certain market-based PSUs in May 2023. This increase was partially offset by the completion of recognizing stock-based compensation expense for the DAXXIFY® GL Approval PSUs in March 2023, which was initiated in September 2022.

Restructuring Charges
For the year ended December 31, 2023, restructuring charges in selling, general and administrative expenses was $1.3 million associated with the severance and other related costs in the OPUL® selling, general and administrative function. See Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to Consolidated Financial Statements —Note 4— Restructuring” in this Report for additional information regarding restructuring charges.

Research and Development Expenses

	Year Ended December 31,		2023 vs. 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Research and development	$65,472	$83,894	$(18,422)	(22)%
Stock-based compensation	8,999	15,745	$(6,746)	(43)%
Depreciation and amortization	3,329	1,647	$1,682	102%
Restructuring charges	1,610	—	$1,610	N/M
Total research and development expenses	$79,410	$101,286	$(21,876)	(22)%
N/M - Percentage not meaningful
Research and development expenses (before stock-based compensation, restructuring charges and depreciation and amortization)
In the Product Segment, we generally do not allocate costs by product candidates unless contractually required by our business partners. In the Service Segment, our research and development expenses relate to the development and introduction of new functionalities and features of OPUL® that are not subject to capitalization. All Service Segment related research and development activities ceased in September 2023 when we commenced a restructuring plan to exit the Fintech Platform business. We expect all Fintech Platform payment operations to be discontinued by or around March 31, 2024.
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
For the year ended December 31, 2023, research and development expenses (before stock-based compensation, restructuring charges and depreciation and amortization) decreased compared to the same period in 2022, primarily due to the effects of capitalizing certain manufacturing related expenses for DAXXIFY® since the third quarter of 2022 and an employee retention credit claim recognized in 2023.

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
Stock-based compensation
For the year ended December 31, 2023, stock-based compensation included in research and development expenses decreased compared to the same period in 2022, primarily due to (i) a stock modification accounting adjustment related to the separation of an executive officer from the Company in the first quarter of 2022; (ii) the capitalized stock-based compensation for 2023; and (iii) the completion of recognizing stock-based compensation expense for the DAXXIFY® GL Approval PSUs in March 2023, which was initiated in September 2022. These decreases were partially offset by a change in estimate in stock compensation accounting related to achievement of certain performance-based PSUs in May 2023.

Restructuring Charges
For the year ended December 31, 2023, restructuring charges in research and development expenses was $1.6 million related to severance and other related costs in the OPUL® research and development function. See Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to Consolidated Financial Statements —Note 4— Restructuring” in this Report for additional information regarding restructuring charges.

Goodwill Impairment and Intangible Asset Impairment
For the year ended December 31, 2022, we recorded goodwill impairment of $69.8 million and no intangible asset impairment. For the year ended December 31, 2023, we recorded goodwill impairment of $77.2 million and intangible asset impairment of $16.0 million based on our plan to exit the Fintech Platform business. See Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to Consolidated Financial Statements —Note 6 — Goodwill and intangible Assets, net ” in this Report for impairment discussion.

Amortization
Amortization presented separately on the consolidated statements of operations and comprehensive loss represents the amortization for the intangible assets within the functional area of costs of revenue.

For the year ended December 31, 2023, amortization decreased compared to the same period in 2022, primarily due to the decrease of amortization expense as a result of the Fintech Platform intangible assets impairment, the extension of the useful life of Teoxane distribution rights, as well as the completion of amortization for developed technology related to HintMD in 2022.

Net Non-Operating Income and Expense

	Years Ended December 31,		2023 vs. 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Interest income	$13,285	$4,891	$8,394	172%
Interest expense	(19,356)	(16,474)	$(2,882)	17%
Other expense, net	(838)	(2,181)	$1,343	(62)%
Total net non-operating expense	$(6,909)	$(13,764)	$6,855	(50)%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates. For the year ended December 31, 2023, interest income increased compared to the same period in 2022, primarily due to higher interest rates and higher average investment balances.
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
For the year ended December 31, 2023, interest expense increased compared to the same period in 2022 due to the contractual interest on the Notes Payable, which began to accrue in late March 2022, and the issuance of the Second Tranche of the Notes Payable in August 2023, offset by a decrease in interest expense for our finance lease liability.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.

Income Taxes
We have only generated domestic pretax losses for the periods presented. For the year ended December 31, 2023 and 2022, tax provision was $0.3 million and $0.7 million, respectively, related to foreign withholding taxes.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	December 31,		Decrease
(in thousands)	2023	2022
Cash, cash equivalents, and short-term investments	$253,915	$340,707	$(86,792)
Working capital	$249,641	$299,045	$(49,404)
Stockholders’ equity (deficit)	$(151,604)	$12,600	$(164,204)

Sources and Uses of Cash
We hold our cash, cash equivalents, and short-term investments in bank accounts and interest-bearing instruments subject to investment guidelines for high credit quality. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of December 31, 2023 and 2022, we had cash, cash equivalents, and short-term investments of $253.9 million and $340.7 million, respectively, which reflected a decrease between these periods of $86.8 million. The decrease was primarily due to cash used in operating activities of $211.4 million, principal payments on a finance lease of $18.3 million, taxes paid related to net settlement of Stock Awards of $8.2 million, the purchase of property and equipment of $6.9 million, and finance lease prepayments of $4.9 million. The decrease was primarily offset by proceeds from the ATM of $100.2 million, net of commissions and offerings costs, issuance of the Notes Payable, net of debt discount and issuance costs of $47.6 million, and the proceeds from stock option exercises and ESPP purchases of $15.3 million.

We derived the following summary of our consolidated statement of cash flows for the periods indicated from our audited consolidated financial statements included elsewhere in this Report:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(216,575)	$(193,548)
Investing activities	$109,740	$(138,798)
Financing activities	$136,567	$331,694

Cash Flows from Operating Activities
Our cash used in operating activities is primarily driven by personnel costs, manufacturing and facility costs, sales and marketing activities, and general and administrative support, offset by revenue generated from the sale of our Products. Our cash flows from operating activities will continue to be affected principally by the revenue generated from our Products and our working capital requirements, with a primary focus on commercial operations.
Cash used in operating activities for the year ended December 31, 2023 consisted of approximately $425 million in expenditures related to overall operations, offset by over $210 million in cash receipts from our revenue. The increase in net cash used in operating activities for the year ended December 31, 2023, compared to 2022 is primarily driven by expenditures related to supporting the Company's commercial growth, and partially offset by an increase in cash receipt from Product sales.
Cash used in operating activities during the year ended December 31, 2022 primarily consisted of approximately $265 million in expenditures related to overall operations, offset by over $100 million in net cash receipts from our product and service sales, working capital adjustments, and other non-cash adjustments.

Cash Flows from Investing Activities
For the years ended December 31, 2023 and 2022, net cash provided by or used in investing activities was primarily driven by fluctuations in the timing of purchases and maturities of investments, purchase of property and equipment and prepayments for a finance lease.

Cash Flows from Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities was driven by the proceeds from the ATM, net of commissions, the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount and the exercise of stock options and purchases of our common stock through the ESPP. The inflows were offset by the net settlement of Stock Awards for employee taxes, and principal payments on finance lease obligations.
For the year ended December 31, 2022, net cash provided by financing activities was driven by the proceeds from issuance of common stock in connection with follow-on offering, net of discounts and commissions, the issuance of the Notes Payable, net of debt discount, the ATM, net of commissions, and proceeds from the exercise of stock options and the purchase of shares of our common stock under the 2014 ESPP. The inflows were offset by the principal payments on finance lease obligations, net settlement of RSAs for employee taxes and payments of debt issuance costs and offering costs.

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
The Note Purchase Agreement includes affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also (i) maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times (the Minimum Cash Covenant) and (ii) upon the occurrence of certain specified events set forth in the Note Purchase Agreement, achieve at least $70.0 million of Consolidated Teoxane Distribution Net Product Sales on a trailing twelve-months basis. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and undergoing a change in control, in each case subject to certain exceptions.
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

ATM Offering Programs
From January 1, 2022 through May 10, 2022, under the 2020 ATM Agreement, we sold 1.7 million shares of common stock at a weighted average price of $18.71 per share resulting in net proceeds of $31.6 million after sales agent commissions and offering costs. We terminated the 2020 ATM Agreement on May 10, 2022.
On May 10, 2022, we entered into the 2022 ATM Agreement with Cowen. Under the 2022 ATM Agreement, we may sell up to $150.0 million of our common stock. No shares of common stock had been sold under the 2022 ATM Agreement for the year ended December 31, 2022.
In the second quarter of 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold during the year ended December 31, 2023 from the 2022 ATM Agreement, outside of the second quarter of 2023.

Follow-On Offering
In September 2022, we completed the 2022 follow-on offering, pursuant to which we issued 9.2 million shares of common stock at an offering price of $25.00 per share, including the exercise of the underwriters’ over-allotment option to purchase 1.2 million additional shares of common stock, for net proceeds of $215.9 million, after underwriting discounts, commission and other offering expenses. We did not conduct any offerings of our common stock in 2023.

Common Stock and Common Stock Equivalents
As of February 16, 2024, outstanding shares of common stock were 88.2 million, unvested RSUs and PSUs were 5.7 million, outstanding stock options were 3.8 million, unvested RSAs and PSAs were 0.8 million, and the number of underlying shares from the 2027 Notes at the initial conversion price is 8.9 million, based upon the initial conversion price.

Operating and Capital Expenditure Requirements - Going Concern
We expect to continue to incur GAAP operating losses for the foreseeable future as we continue to devote resources to the commercialization, research and development, manufacturing development and regulatory approval of our products.

Disciplined capital allocation continues to be a priority; however, we expect that we will continue to expend substantial resources for the foreseeable future and in the long-term to support the growth of the aesthetics portfolio of Products and DAXXIFY® for the treatment of cervical dystonia and to support our ongoing operations. In particular, we anticipate that we will continue to invest substantial resources in our commercialization efforts across aesthetics and therapeutics and the manufacturing and supply of DAXXIFY® for commercialization. In addition, in connection with the Teoxane Agreement, we must continue to make specified annual minimum purchases of the RHA® Collection of dermal fillers and meet annual minimum investments in connection with the commercialization of the RHA® Collection of dermal fillers. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of DAXXIFY® and any product candidate. We also anticipate expending resources to continue to support the onabotulinumtoxinA biosimilar and Fosun partnerships. In the long term, in addition to the aforementioned expenditures, we anticipate our expenditures will include clinical programs for DAXXIFY® in other potential indications and international regulatory investments.
As of December 31, 2023, we had capital resources of $253.9 million consisting of cash, cash equivalents, and short-term investments. To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement and payments received from collaboration arrangements. We also have remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of December 31, 2023.
In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of our financial statements. We are required to maintain compliance with the Minimum Cash Covenant in accordance with the terms of the Note Purchase Agreement (see Note 10 to our consolidated financial statements). Our forecasted liquidity is based on our approved operating plan which forecasts the receipt of milestone payments expected from Fosun upon the NMPA’s potential approvals of Fosun’s BLAs for DaxibotulinumtoxinA for Injection for the improvement of glabellar lines and treatment of cervical dystonia, which are anticipated in 2024 and early 2025, respectively, and a payment from the IRS resulting from our ERC claim filed in July 2023. As the timing of receipt of those payments are subject to regulatory/governmental approvals of which there are inherent uncertainties outside of our control, for purposes of the evaluation under ASC 205-40, those payments have been excluded from our forecasted liquidity, which initially resulted in a risk condition that the Minimum Cash Covenant would not be met sometime in the first half of 2025 and would put the Company in default under the terms of the Note Purchase Agreement. As a result, substantial doubt about our ability to continue as a going concern was raised.
The Company finalized and approved a plan to alleviate the substantial doubt, which includes a refined operating plan, which aligns with our capital allocation priorities and is designed to streamline our operations and drive revenue growth. The operating plan includes delaying or eliminating certain non-essential projects and capital expenditure spending, deferring certain hiring and reducing costs associated with non-revenue generating commercial and marketing functions. Management believes the refined operating plan is probable of being implemented on a timely basis.
Because the refined operating plan provides the Company with sufficient liquidity and working capital to meet its cash flow requirements for at least 12 months from the issuance date of our financial statements and would not result in violation of the Minimum Cash Covenant, the substantial doubt about our ability to continue as a going concern has been alleviated. Although the refined operating plan provides the Company with sufficient liquidity and working capital to alleviate the going concern, if the Company were unable to successfully execute the refined operating plan, its estimates regarding the amounts necessary to accomplish its business objectives are inaccurate, other unanticipated costs arise or the Company changes its operating plan as a result of factors currently unknown, the Company may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations, although adequate funds may not be available to us on a timely basis or at all.
We may also seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. See “Part 1. Item 1A. Risk Factors—We have incurred significant losses since our inception and we anticipate that we will continue to incur GAAP operating losses for the foreseeable future and may not achieve or maintain profitability in the future.”

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
Goodwill Impairment
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. All of the Company's goodwill balance is associated with the Service reporting unit. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value, without consideration of any recoverability. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.
In December 2022, based on performance results and the valuation of the broader payment sector, we concluded that it was more likely than not that the fair value of our Service reporting unit was less than its carrying amount; therefore, a quantitative goodwill impairment test was performed during the fourth quarter. This quantitative goodwill impairment test was performed by estimating the fair value of the reporting unit using the income approach, which was based on a discounted cash flow model and required the use of significant assumptions, including estimates of the revenue growth rates and discount rate. Based on the goodwill impairment test, we determined that the estimated fair value of the Service reporting unit was below the carrying value and, accordingly, we recognized a goodwill impairment charge of $69.8 million in our Service reporting unit for the year ended December 31, 2022 and was presented in impairment loss on the consolidated statement of operations and comprehensive loss.
In September 2023, based on our plan to exit the Fintech Platform business, we concluded that it was more likely than not that goodwill is further impaired. A quantitative goodwill impairment test was performed by estimating the fair value of the reporting unit using the income approach, which required the use of significant judgement, including the planned exit of the Fintech Platform business. Due to our decision to exit the Fintech Platform business, our projected negative future cash flows from the Service Segment resulted in an estimated fair value of zero and full impairment of the related goodwill carrying value. We therefore recognized an impairment charge of $77.2 million in our Service Segment in September 2023 classified as goodwill impairment on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.
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

Contractual Obligations
Lease Obligations
Operating Lease Obligations
As of December 31, 2023, we had operating lease obligations for real estate totaling $65.3 million, of which $10.2 million was attributed to short-term obligations, and the remainder was attributed to long-term obligations.
Finance Lease Obligations
Under the ABPS Services Agreement, we have a finance lease related to dedicated fill-and-finish-line of DAXXIFY®, which has minimum purchase obligation negotiated at the beginning of each year. As of December 31, 2023, we had short-term obligations of $4.9 million associated with our 2023 minimum purchase obligation under the ABPS Services Agreement. In February 2024, we entered into the second amendment to the ABPS Services Agreement, which extended the term of the ABPS Services Agreement through December 31, 2027 and modified our remedies with respect to non-conforming products and delays. The minimum payments for the year ending December 31, 2024 have not been established.
In April 2021, we entered into the PCI Supply Agreement which contains a lease related to a dedicated fill-and-finish line and closely related assets for the manufacturing of DAXXIFY® under ASC 842. The embedded lease had not yet commenced as of December 31, 2023. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease. Pursuant to the PCI Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the PCI Supply Agreement. Based on our best estimate as of December 31, 2023, we had a remaining commitment under the PCI Supply Agreement of $227.4 million until 2031, of which $18.4 million was attributed to short-term obligations, and the remainder was attributed to long-term obligations. For details of the PCI Supply Agreement as of December 31, 2023, refer to Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to Consolidated Financial Statements—Note 9—Leases.”

Convertible Senior Notes
In February 2020, we issued the 2027 Notes with an aggregate principal balance of $287.5 million, pursuant to the Indenture. The 2027 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Contractually, we may not redeem the 2027 Notes prior to February 20, 2024, and no sinking fund is provided for the 2027 Notes. As of December 31, 2023, our total obligation for the principal and interest of the 2027 Notes was $303.2 million over four years, of which $5.0 million was attributed to short-term obligations, and the remainder was attributed to long-term obligations. Refer to Part IV, Item 15. “Notes to Consolidated Financial Statements—Note 10—Debt — Convertible Senior Notes” for details of the convertible senior notes.
Note Purchase Agreement
In March 2022 and August 2023, we issued $100 million and $50 million of the First Tranche and Second Tranche under the Note Purchase Agreement, respectively. As of December 31, 2023, our total obligation for the principal and interest of the Notes Payable was $183.2 million over three years, of which $15.4 million was attributed to short-term obligations, and the remainder was attributed to long-term obligations. Refer to Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to Consolidated Financial Statements —Note 10—Debt” for details of the Notes Payable.
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
Our minimum purchase obligation for the year ended December 31, 2024 is $52 million. Our minimum purchase obligations after December 31, 2024 will be determined based on projected market growth rate. We are also required to meet certain minimum expenditure requirements in connection with commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products, which is $36 million for the year ending December 31, 2024. Minimum expenditures related to the commercialization and promotion of the RHA® Collection of dermal fillers and RHA® Pipeline Products after December 31, 2024 will be determined at a later date. Refer to Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to Consolidated Financial Statements —Note 15—Commitments and Contingencies” for details of the Teoxane Agreement.
Contingencies
As of December 31, 2023, we have remaining contingent payments upon the satisfaction of milestones relating to our product revenue, intellectual property, and clinical and regulatory events of $15.5 million to BTRX.

Recent Accounting Pronouncements
Please refer to Part IV, Item 15. “Exhibits and Financial Statement Schedules—Notes to consolidated financial statements—Note 2—Summary of Significant Accounting Policies” in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments, which had balances of $253.9 million and $340.7 million as of December 31, 2023 and 2022, respectively. We do not hold or issue financial instruments for trading purposes. Our investments carry a degree of interest rate risk, but this risk is limited due to the duration of our short-term investments. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.

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
Our management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023, the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023, the end of the period covered by this Report.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on pages F2-F4 in Part IV, Item 15. in this Report.

Changes in Internal Control Over Financial Reporting
For the three months ended December 31, 2023, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, none of our Section 16 officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference are “Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Board Matters – Information Regarding Committees of the Board” and “Board Matters – Audit Committee” to be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

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

ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference are “Executive Compensation” (excluding the information under the subheading “Item 402(v) Pay versus Performance”) and “Non-Employee Director Compensation” to be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference are “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference are “Transactions with Related Persons,” “Board Matters – Independence of the Board,” “Board Matters – Audit Committee,” “Board Matters – Compensation Committee,” and “Board Matters – Nominating and Corporate Governance Committee” to be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” to be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

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
(3)Exhibits: See Item 15(b) below.
(b)Exhibits. The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated May 18, 2020, by and among Revance Therapeutics, Inc., Heart Merger Sub, Inc., Hint, Inc. and Fortis Advisors LLC, as the Securityholders’ Representative (included as Annex A to the prospectus/information statement)	S-4	333-239059	2.1	June 10, 2020	—
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 15, 2023	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
4.4	Description of Registrant’s Securities	—	—	—	—	X
4.5	Form of Indenture	S-3ASR	333-250998	4.5	November 27, 2020	—
4.6	Form of Common Stock Warrant Agreement and Warrant Certificate	S-3ASR	333-275548	4.6	November 14, 2023	—
4.7	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3ASR	333-275548	4.7	November 14, 2023	—
4.8	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3ASR	333-275548	4.8	November 14, 2023	—
10.1*	Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.3	December 31, 2013	—
10.2*	Form of Stock Option Agreement and Option Grant Notice for Revance Therapeutics, Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-193154	10.4	December 31, 2013	—
10.3*	Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-1/A	333-193154	10.5	January 27, 2014	—
10.4*	Form of Restricted Stock Unit Award Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	S-8	333-263099	99.2	February 28, 2022	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5*	Form of Stock Option Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-Q	001-36297	10.3	November 10, 2015	—
10.6*	Form of Restricted Stock Bonus Agreement and Grant Notice for Revance Therapeutics, Inc. 2014 Equity Incentive Plan	10-K	001-36297	10.6	February 25, 2021	—
10.7*	Revance Therapeutics, Inc. 2014 Employee Stock Purchase Plan	S-1/A	333-193154	10.7	January 27, 2014	—
10.8*	Form of Indemnity Agreement by and between Revance Therapeutics, Inc. and each of its officers and directors	S-1/A	333-193154	10.8	January 27, 2014	—
10.9*	Revance Therapeutics, Inc. Amended and Restated 2014 Inducement Plan	10-Q	001-36297	10.2	November 9, 2020	—
10.10*	Form of Stock Option Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-Q	001-36297	10.5	November 10, 2015	—
10.11*	Form of Restricted Stock Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-K	001-36297	10.11	February 25, 2021	—
10.12*	Form of Restricted Stock Unit Agreement and Grant Notice under Amended and Restated Revance Therapeutics, Inc. 2014 Inducement Plan	10-K	001-36297	10.12	February 28, 2023	—
10.13*	Hint, Inc. 2017 Equity Incentive Plan	S-8	333-240061	99.2	July 24, 2020	—
10.14	Lease Agreement dated March 31, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.9	December 31, 2013	—
10.15	First Amendment to Office Lease dated April 7, 2008 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.10	December 31, 2013	—
10.16	Second Amendment to Office Lease and Lease dated May 17, 2010 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	S-1	333-193154	10.11	December 31, 2013	—
10.17	Third Amendment to Lease dated February 26, 2014 by and between Revance Therapeutics, Inc. and BMR-Gateway Boulevard LLC	8-K	001-36297	10.35	March 4, 2014	—
10.18	Fourth Amendment to Lease dated May 10, 2018, by and between Revance Therapeutics, Inc. and BMR-Pacific Research Center LP.	8-K	001-36297	10.1	May 11, 2018	—
10.19	Fifth Amendment to Lease dated July 1, 2020, by and between Revance Therapeutics, Inc. and BMR-Pacific Research Center LP.	10-Q	001-36297	10.1	August 6, 2020	—
10.20	Office Lease dated November 19, 2020, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	8-K	001-36297	10.1	November 20, 2020	—
10.21	Amendment to Lease dated January 4, 2021, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	10-K	001-36297	10.20	February 25, 2021	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22+++	Second Amendment to Lease dated July 1, 2021 by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	10-Q	001-36297	10.1	November 9, 2021	—
10.23+++	Third Amendment to Lease dated January 13, 2023, by and between Revance Therapeutics, Inc. and 1222 Demonbreun, LP	10-Q	001-36297	10.3	May 9, 2023	—
10.24++	License and Service Agreement dated February 8, 2007, by and between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	10-Q	001-36297	10.1	May 9, 2023	—
10.25++	First Addendum to the License and Service Agreement dated April 21, 2009, by and between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	10-Q	001-36297	10.2	May 9, 2023	—
10.26++	Second Addendum to License and Service Agreement dated March 2, 2021, by and between Revance Therapeutics, Inc. and List Biological Laboratories, Inc.	10-Q	001-36297	10.2	May 10, 2021	—
10.27++	Third Addendum to License and Service Agreement dated December 9, 2021, by and between Revance Therapeutics, Inc. and List E, LLC	10-Q	001-36297	10.3	May 10, 2022	—
10.28+	Development and Supply Agreement dated December 11, 2009, by and between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.18	December 31, 2013	—
10.29+	First Amendment to Development and Supply Agreement dated May 29, 2013 by and between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	S-1	333-193154	10.20	December 31, 2013	—
10.30+	Second Amendment to Development and Supply Agreement dated August 31, 2015, by and between Revance Therapeutics, Inc. and Hospira Worldwide, Inc.	10-Q	001-36297	10.1	November 10, 2015	—
10.31*	Revance Therapeutics, Inc. Executive Severance Benefit Plan, Amended and Restated effective February 7, 2024	8-K	001-36297	10.1	February 13, 2024	—
10.32*	Revance Therapeutics, Inc. 2024 Management Bonus Plan	—	—	—	—	X
10.33*	Executive Employment Agreement dated November 5, 2018 by and between Revance Therapeutics, Inc. and Tobin Schilke	10-K	001-36291	10.37	February 28, 2019	—
10.34+#	Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated March 14, 2017, by and between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	10-Q	001-36297	10.4	May 9, 2017	—
10.35++	Amendment No. 1 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated December 18, 2020, by and between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	10-K	001-36297	10.31	February 25, 2021	—
10.36++	Amendment No. 2 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated February 26, 2024, by and between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	8-K	001-36297	10.1	February 28, 2024	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.37+	Collaboration and License Agreement dated February 28, 2018 by and between Revance Therapeutics, Inc. and Mylan Ireland Ltd.	10-Q	001-36297	10.1	May 9, 2018	—
10.38++	Amendment #1 to the Collaboration and License Agreement dated August 22, 2019, by and between Revance Therapeutics, Inc. and Mylan Ireland Ltd.	10-Q	001-36297	10.1	November 4, 2019	—
10.39+	License Agreement dated December 4, 2018, by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	10-K	001-36291	10.42	February 28, 2019	—
10.40	Letter Amendment to the License Agreement dated January 8, 2020, by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	10-K	001-36291	10.35	February 25, 2021	—
10.41+++	Second Letter Amendment to License Agreement dated March 23, 2023, by and between Revance Therapeutics, Inc. and Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd.	10-Q	001-36297	10.4	May 9, 2023	—
10.42*	Executive Employment Agreement dated October 13, 2019, by and between Revance Therapeutics, Inc. and Mark J. Foley	10-Q	001-36297	10.4	November 4, 2019	—
10.43*	Executive Employment Agreement dated December 1, 2019, by and between Revance Therapeutics, Inc. and Dustin Sjuts	10-K	001-36297	10.40	February 26, 2020	—
10.44	Separation Agreement, dated February 23, 2024, by and between Revance Therapeutics, Inc. and Dustin Sjuts	8-K	001-36297	10.2	February 28, 2024	—
10.45*	Executive Employment Agreement dated February 17, 2020, by and between Revance Therapeutics, Inc. and Dwight Moxie	10-K	001-36297	10.42	February 26, 2020	—
10.46++	Exclusive Distribution Agreement dated January 10, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-K	001-36297	10.43	February 26, 2020	—
10.47++	First Amendment to Exclusive Distribution Agreement dated September 1, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-Q	001-36297	10.5	November 9, 2020	—
10.48+++	Second Amendment to Exclusive Distribution Agreement dated November 18, 2020, by and between Revance Therapeutics, Inc. and Teoxane SA	10-Q	001-36297	10.1	November 8, 2022	—
10.49+++	Third Amendment to Exclusive Distribution Agreement dated December 22, 2022, by and between Revance Therapeutics, Inc. and Teoxane SA	10-K	001-36297	10.46	February 28, 2023	—
10.50*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36297	10.1	May 10, 2021	—
10.51+++	Commercial Supply Agreement dated April 6, 2021, by and between Revance Therapeutics, Inc. and Lyophilization Services of New England, Inc.	10-Q	001-36297	10.1	August 5, 2021	—
10.52+++	Note Purchase Agreement dated March 18, 2022 among Revance Therapeutics, Inc., certain subsidiaries of Revance Therapeutics, Inc., Athyrium Buffalo LP and the purchasers from time to time party thereto	10-Q	001-36297	10.4	May 10, 2022	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.53+++	First Amendment to the Note Purchase Agreement, dated August 8, 2023 among Revance Therapeutics, Inc., certain subsidiaries of Revance Therapeutics, Inc., Athyrium Buffalo LP and the purchasers from time to time party thereto	10-Q	001-36297	10.1	November 8, 2023	—
21.1	List of Subsidiaries of the Registrant	—	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
97.1	Revance Therapeutics, Inc. Incentive Compensation Recoupment Policy	—	—	—	—	X
101.INS	Inline XBRL Instance Document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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
None.

REVANCE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Revance Therapeutics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Revance Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Emphasis of Matter
As disclosed in Note 1 to the consolidated financial statements, the Company is required to comply with a cash covenant under the terms of its Note Purchase Agreement. Management's evaluation of events and conditions related to its covenant compliance in 2025, including management's plans to alleviate those conditions are also described in Note 1.

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
Goodwill and Intangible Asset Impairment Assessments Related to the Planned Exit of the Fintech Platform Business
As described in Notes 2, 4 and 6 to the consolidated financial statements, the Company recorded goodwill and intangible asset impairment charges of $77.2 million and $16.0 million, respectively, for the year ended December 31, 2023, due to the planned exit of the Fintech Platform business. Management assesses goodwill for impairment at least annually at the reporting unit level in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired and evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. Impairment loss for goodwill and long-lived assets, if any, is recognized based on a comparison of the respective fair value to its respective carrying value. In September 2023, based on management’s plan to exit the Fintech Platform business, management concluded that it was more likely than not that the goodwill and asset group for OPUL were impaired. Due to management’s decision to exit the Fintech Platform business, the Company’s negative future cash flows from the Services Segment resulted in estimated fair values of zero for the related goodwill and OPUL asset group and full impairment of the related goodwill and intangible asset carrying values. Management performed quantitative impairment assessments over the reporting unit and OPUL asset group using the income approach. The performance of the impairment assessments required the use of significant judgment by management related to the planned exit of the Fintech Platform business.
The principal considerations for our determination that performing procedures relating to the goodwill and intangible asset impairment assessments related to the planned exit of the Fintech Platform business is a critical audit matter are (i) the significant judgment by management when evaluating the impact of the planned exit of the Fintech Platform business on the related goodwill and intangible asset and when developing the fair value estimates of the related reporting unit and OPUL asset group and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's judgments related to whether the planned exit of the Fintech Platform business indicated that the related goodwill may be impaired or the carrying value of the related intangible asset may not be recoverable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s planned exit of the Fintech Platform business, including controls over the goodwill and intangible asset impairment assessments. These procedures also included, among others, testing management’s process for (i) evaluating the impact of the planned exit of the Fintech Platform business on the related goodwill and intangible asset; (ii) evaluating whether the planned exit of the Fintech Platform business indicate that the related goodwill may be impaired or the carrying value of the related intangible asset may not be recoverable; and (iii) developing the fair value estimates of the related reporting unit and OPUL asset group. These procedures also included (i) evaluating the appropriateness of the income approach used by management; (ii) testing certain of the data used by management in the income approach; and (iii) evaluating management’s judgments related to whether the planned exit of the Fintech Platform business indicated that the related goodwill may be impaired or the carrying value of the related intangible asset may not be recoverable. Evaluating management’s judgment involved evaluating whether the judgments were reasonable by considering (i) the current and past performance of the Fintech Platform business; (ii) whether the judgments were consistent with management’s plan to exit the Fintech Platform business; and (iii) whether the judgments were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2024
We have served as the Company’s auditor since 2005.

REVANCE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,329	$108,965
Restricted cash, current	550	—
Short-term investments	116,586	231,742
Accounts receivable, net	27,676	11,339
Inventories	45,579	18,325
Prepaid expenses and other current assets	11,145	4,356
Total current assets	338,865	374,727
Property and equipment, net	17,225	13,799
Goodwill	—	77,175
Intangible assets, net	9,808	35,344
Operating lease right-of-use assets	53,167	39,223
Finance lease right-of-use asset	19,815	6,393
Restricted cash, non-current	6,870	6,052
Finance lease prepaid expense	32,383	27,500
Other non-current assets	321	1,687
TOTAL ASSETS	$478,454	$581,900
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$13,809	$4,546
Accruals and other current liabilities	53,824	59,357
Deferred revenue, current	10,737	6,867
Finance lease liability, current	2,651	669
Operating lease liabilities, current	5,703	4,243
Debt, current	2,500	—
Total current liabilities	89,224	75,682
Debt, non-current	426,595	379,374
Deferred revenue, non-current	70,419	78,577
Operating lease liabilities, non-current	40,985	34,182
Other non-current liabilities	2,835	1,485
TOTAL LIABILITIES	630,058	569,300
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized as of December 31, 2023 and 2022; 87,962,765 and 82,385,810 shares issued and outstanding as of December 31, 2023 and 2022, respectively	88	82
Additional paid-in capital	1,926,654	1,767,266
Accumulated other comprehensive gain (loss)	14	(374)
Accumulated deficit	(2,078,360)	(1,754,374)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(151,604)	12,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$478,454	$581,900
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Product revenue	$212,658	$118,131	$70,820
Service revenue	12,249	6,990	1,323
Collaboration revenue	9,133	7,444	5,655
Total revenue	234,040	132,565	77,798
Operating expenses:
Cost of product revenue (exclusive of amortization)	62,335	44,414	23,125
Cost of service revenue (exclusive of amortization)	12,028	7,253	285
Selling, general and administrative	297,732	223,934	198,821
Research and development	79,410	101,286	116,255
Goodwill impairment	77,175	69,789	—
Intangible asset impairment	16,007	—	—
Amortization	6,130	27,847	13,988
Total operating expenses	550,817	474,523	352,474
Loss from operations	(316,777)	(341,958)	(274,676)
Interest income	13,285	4,891	337
Interest expense	(19,356)	(16,474)	(6,273)
Other expense, net	(838)	(2,181)	(698)
Loss before income taxes	(323,686)	(355,722)	(281,310)
Income tax provision	(300)	(700)	—
Net loss	(323,986)	(356,422)	(281,310)
Unrealized gain (loss)	388	(356)	(18)
Comprehensive loss	$(323,598)	$(356,778)	$(281,328)
Basic and diluted net loss	$(323,986)	$(356,422)	$(281,310)
Basic and diluted net loss per share	$(3.83)	$(4.90)	$(4.17)
Basic and diluted weighted-average number of shares used in computing net loss per share	84,599,409	72,713,340	67,507,818
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

			Additional Paid-In Capital	Other Accumulated Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance — December 31, 2020	69,178,666	$69	$1,500,514	$—	$(1,126,293)	$374,290
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(108,509)	—	9,651	(98,858)
Issuance of common stock upon exercise of stock options	965,462	1	12,922	—	—	12,923
Issuance of common stock related to stock awards, net of cancellation	781,720	1	(1)	—	—	—
Issuance of common stock related to ATM, net of commissions and issuance costs	761,526	1	21,553	—	—	21,554
Issuance of common stock related to 2014 ESPP	204,004	—	3,765	—	—	3,765
Shares withheld related to net settlement of stock awards	(307,321)	—	(8,185)	—	—	(8,185)
Stock-based compensation	—	—	44,310	—	—	44,310
Unrealized loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(281,310)	(281,310)
Balance — December 31, 2021	71,584,057	72	1,466,369	(18)	(1,397,952)	68,471
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	9,200,000	9	215,852	—	—	215,861
Issuance of common stock related to ATM, net of commissions and issuance costs	1,734,853	1	31,585	—	—	31,586
Issuance of common stock related to 2014 ESPP	322,727	—	3,856	—	—	3,856
Issuance of common stock upon exercise of stock options	181,902	—	964	—	—	964
Shares withheld related to net settlement of stock awards	(341,799)	—	(6,496)	—	—	(6,496)
Cancellation of common stock related to stock awards, net of issuance	(295,930)	—	—	—	—	—
Stock-based compensation	—	—	54,788	—	—	54,788
Unrealized loss	—	—	—	(356)	—	(356)
Other	—	—	348	—	—	348
Net loss	—	—	—	—	(356,422)	(356,422)
Balance — December 31, 2022	82,385,810	82	1,767,266	(374)	(1,754,374)	12,600

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) — (Continued)
(In thousands, except share amounts)

			Additional Paid-In Capital	Other Accumulated Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Issuance of common stock related to ATM, net of commissions and issuance costs	3,223,767	3	99,956	—	—	99,959
Issuance of common stock related to stock awards, net of cancellation	1,679,683	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	708,084	1	11,608	—	—	11,609
Issuance of common stock related to 2014 ESPP	321,345	—	3,681	—	—	3,681
Shares withheld related to net settlement of stock awards	(355,924)	—	(8,216)	—	—	(8,216)
Stock-based compensation	—	—	52,331	—	—	52,331
Unrealized gain	—	—	—	388	—	388
Other	—	—	30	—	—	30
Net loss	—	—	—	—	(323,986)	(323,986)
Balance — December 31, 2023	87,962,765	$88	$1,926,654	$14	$(2,078,360)	$(151,604)

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(323,986)	$(356,422)	$(281,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible asset impairment	93,182	69,789	—
Stock-based compensation	47,813	52,340	43,434
Depreciation and amortization	11,375	33,732	19,853
Amortization of debt discount and debt issuance costs	2,397	1,880	1,250
Amortization of finance lease right-of-use asset	2,318	5,414	—
Amortization of premium (discount) on investments	(6,438)	(2,176)	89
Other non-cash operating activities	646	1,230	(80)
Changes in operating assets and liabilities:
Accounts receivable	(16,338)	(7,990)	(1,519)
Inventories	(14,910)	(6,008)	(4,278)
Prepaid expenses and other current assets	(6,789)	3,596	(1,751)
Lease right-of-use assets	(36,399)	(6,691)	(14,708)
Other non-current assets	900	(602)	333
Accounts payable	6,900	(5,448)	(1,824)
Accruals and other liabilities	(5,025)	15,564	6,825
Deferred revenue	(4,288)	1,930	(1,631)
Lease liabilities	30,717	6,314	12,294
Other non-current liabilities	1,350	—	1,485
Net cash used in operating activities	(216,575)	(193,548)	(221,538)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments	385,432	232,178	172,000
Purchases of investments	(263,923)	(347,966)	(183,590)
Purchases of property and equipment	(6,886)	(3,210)	(10,375)
Finance lease prepayments	(4,883)	(19,800)	(7,700)
Net cash provided by (used in) investing activities	109,740	(138,798)	(29,665)
The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related with ATM, net of commissions	100,183	31,814	21,706
Proceeds from issuance of notes payable, net of debt discount	48,415	98,150	—
Proceeds from the exercise of stock options and employee stock purchase plan	15,289	4,820	16,688
Principal payments on finance lease obligations	(18,255)	(11,097)	—
Taxes paid related to net settlement of stock awards	(8,216)	(6,496)	(8,185)
Payment of debt issuance costs and offering costs	(849)	(2,045)	(340)
Proceeds from issuance of common stock in connection with follow-on offering, net of discounts and commissions	—	216,200	—
Other financing activities	—	348	—
Net cash provided by financing activities	136,567	331,694	29,869
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	29,732	(652)	(221,334)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	115,017	115,669	337,003
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$144,749	$115,017	$115,669
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$15,090	$12,231	$5,031
Cash paid for income taxes	$300	$700	$—

The accompanying notes are an integral part of these consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. The Company
Overview
Revance is a biotechnology company focused on developing and commercializing innovative aesthetic and therapeutic offerings. Revance’s portfolio includes DAXXIFY® (DaxibotulinumtoxinA-lanm) for injection and the RHA® Collection of dermal fillers in the U.S. Revance has also partnered with Viatris to develop a biosimilar to onabotulinumtoxinA for injection and Fosun to commercialize DAXXIFY® in China.

Liquidity and Going Concern
We are not profitable and have incurred losses in each year since our inception. For the year ended December 31, 2023, we had a net loss of $324.0 million and an accumulated deficit of $2.1 billion. Although we began generating revenue from the sale of our Products and Services during the three months ended September 30, 2020, we expect to continue to incur GAAP operating losses for the foreseeable future. As of December 31, 2023, we had a working capital surplus of $249.6 million and capital resources of $253.9 million consisting of cash, cash equivalents, and short-term investments. To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement, and payments received from collaboration arrangements. We also have a remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of December 31, 2023.

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of our financial statements. We are required to maintain compliance with the Minimum Cash Covenant in accordance with the terms of the Note Purchase Agreement (see Note 10). Our forecasted liquidity is based on our approved operating plan which forecasts the receipt of milestone payments expected from Fosun upon the NMPA’s potential approvals of Fosun’s BLAs for DaxibotulinumtoxinA for Injection for the improvement of glabellar lines and treatment of cervical dystonia, which are anticipated in 2024 and early 2025, respectively, and a payment from the IRS resulting from our ERC claim filed in July 2023. As the timing of receipt of those payments are subject to regulatory/governmental approvals of which there are inherent uncertainties outside of our control, for purposes of the evaluation under ASC 205-40, those payments have been excluded from our forecasted liquidity, which initially resulted in a risk condition that the Minimum Cash Covenant would not be met sometime in the first half of 2025 and would put the Company in default under the terms of the Note Purchase Agreement. As a result, substantial doubt about our ability to continue as a going concern was raised.
The Company finalized and approved a plan to alleviate the substantial doubt, which includes a refined operating plan, which aligns with our capital allocation priorities and is designed to streamline our operations and drive revenue growth. The operating plan includes delaying or eliminating certain non-essential projects and capital expenditure spending, deferring certain hiring and reducing costs associated with non-revenue generating commercial and marketing functions. Management believes the refined operating plan is probable of being implemented on a timely basis.
Because the refined operating plan provides the Company with sufficient liquidity and working capital to meet its cash flow requirements for at least 12 months from the issuance date of our financial statements and would not result in violation of the Minimum Cash Covenant, the substantial doubt about our ability to continue as a going concern has been alleviated. Although the refined operating plan provides the Company with sufficient liquidity and working capital to alleviate the going concern, if the Company were unable to successfully execute the refined operating plan, its estimates regarding the amounts necessary to accomplish its business objectives are inaccurate, other unanticipated costs arise or the Company changes its operating plan as a result of factors currently unknown, the Company may need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations, although adequate funds may not be available to us on a timely basis or at all.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with GAAP. All intercompany transactions have been eliminated.
Reclassification
At the beginning of 2023, we changed our presentation of internal-use software where approximately $8.3 million has been reclassified from property and equipment, net into intangible assets, net. This reclassification has no impact on net loss or cash flows. The table below presents the impact of the reclassification:

	As of December 31, 2022
	Balance As Previously Reported (1)	Reclassification	Balance As Reclassified
Property and equipment, net	$22,139	$(8,340)	$13,799
Intangible assets, net	$27,004	$8,340	$35,344
(1)Amount as filed with our Annual Report on Form 10-K for the year ended December 31, 2022 on the consolidated balance sheets, as filed with the SEC on February 28, 2023.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, the incremental borrowing rate used to measure lease liabilities, the recoverability of goodwill and long-lived assets, useful lives associated with property and equipment and intangible assets, the period of benefit associated with deferred costs, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, valuation and assumptions underlying stock-based compensation and income taxes.
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
Risks and Uncertainties
Impact of the Macroeconomic Environment on our Business
The U.S. and global financial markets have experienced significant volatility in recent years, which has led to disruptions to commerce and pricing stability, impacts to foreign exchange rates, labor shortages, global inflation, higher interest rates and supply chain disruptions. Due to current inflationary pressures, we have experienced higher costs throughout our business, which we expect may continue during 2024.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The ultimate impact of the current and anticipated global economic conditions is highly uncertain and we do not yet know the full extent of potential delays or impacts on our regulatory process, our manufacturing operations, supply chain, end user demand for our Products, commercialization efforts, business operations, clinical trials and other aspects of our business and the aesthetics industry, the healthcare systems or the global economy as a whole.
Concentration of Business Risk
We rely on a limited number of third-party suppliers for the manufacturing of DAXXIFY®. In particular, we outsource the manufacture of bulk peptide through an agreement with a single supplier, and we currently primarily manufacture DAXXIFY® commercial drug product supply through ABPS. To decrease the risk of an interruption to our drug supply, we maintain an inventory of peptide. In addition, we plan to utilize the PCI facility, if approved, for the clinical and commercial production of DAXXIFY® drug product. However, if and until the PCI facility is approved, we are dependent on the ABPS facility. If ABPS or the bulk peptide supplier is unable to fulfill its manufacturing obligations for any reason, such an event could make it difficult or, in certain cases, impossible for us to continue to manufacture our drug product and/or drug substance for a substantial period of time.
Our product revenue relies on one third-party distributor for our products.
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
Restricted Cash
As of December 31, 2023, our restricted cash balance was $7.4 million, which consisted of $6.6 million of deposits related to letters of credit and $0.8 million related to securing our facility leases that will remain until the end of the leases. As of December 31, 2022, our restricted cash balance was $6.1 million, which consisted of $5.4 million of deposits related to letters of credit and $0.7 million related to securing our facility leases that will remain until the end of the leases. These balances were included in restricted cash on the accompanying consolidated balance sheets and within the cash, cash equivalents, and restricted cash balance on the consolidated statement of cash flows.
Accounts receivable, net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of December 31, 2023 and 2022 was $1.0 million and $0.1 million, respectively. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of estimated product returns which are not material.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Investments
Investments generally consist of securities with original maturities greater than three months and remaining maturities of less than one year. We do not have long-term investments with remaining maturities greater than one year. We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. All of our investments are classified as available-for-sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss and accumulated as a separate component of stockholders’ equity (deficit) on the consolidated balance sheets. Interest income includes interest, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of investments, if any. The cost of securities sold is based on the specific-identification method. We monitor our investment portfolio for potential impairment on a quarterly basis. If the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the carrying amount of the security is reduced to fair value and a loss is recognized in operating results for the amount of such decline. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the cause of the decline in value, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and our intent and ability to hold the security to maturity or forecast recovery.
Inventories
Inventories consist of raw materials, work in process, and finished goods held for sale to customers. Cost is determined using the first-in-first-out method. Inventory costs include raw materials, labor, quality control, and overhead associated with the cost of production and right-of-use amortization associated with the embedded finance lease. Inventory valuation reserves are established based on a number of factors including, but not limited to, inventory not conforming to product specifications, excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves, may require judgment.
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
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment and vehicles are generally depreciated over three years. Lab equipment, furniture and fixtures are generally depreciated over five years. Manufacturing machinery and equipment are generally depreciated over seven years. Leasehold improvements are depreciated over the lesser of fifteen years or the term of the lease. The cost of maintenance and repairs is expensed as incurred. As of December 31, 2023 and 2022, we had gross manufacturing machinery and equipment of $19.2 million and $21.9 million, which had net balances of $7.6 million and $8.4 million within property and equipment, net, respectively.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
For the year ended December 31, 2023, we recorded $16.0 million of impairment related to intangible assets. For further information on quantitative intangible asset impairment tests and related impairment amounts, refer to Note 6.
Goodwill and Impairment
Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. All of the Company's goodwill balance is associated with the Service reporting unit. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the reporting unit might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value, without consideration of any recoverability. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.
For the years ended December 31, 2023 and 2022, we recorded $77.2 million and $69.8 million of goodwill impairment, respectively. For further information on quantitative goodwill impairment tests and related impairment amounts, refer to Note 6.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Intangible Assets, net
Intangible assets consist of distribution rights acquired from the filler distribution agreement with Teoxane, intangible assets acquired from the HintMD Acquisition, internally developed technology, and other purchased software. Finite-lived intangible assets are carried at cost, less accumulated amortization on the consolidated balance sheets, and are amortized on a ratable basis over their estimated useful life.
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
Product Revenue
Our product revenue is recognized from the sale of our Products to our customers. We sell our Products to our customers through our third-party distributor and maintain control throughout the sales transactions as the principal. We recognize revenue from product sales when control of the product transfers, generally upon delivery, to the customers in an amount that reflects the consideration we received or expect to receive in exchange for those goods as specified in the customer contract. We accept product returns under limited circumstances which generally include damages in transit or ineffective product. Third-party distributor fees associated with product logistics are accounted for as fulfillment costs and are included in cost of product revenue in the accompanying statements of operations and comprehensive loss.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Service Revenue
Our service revenue is related to payment processing services. Payment processing services are charged on a rate per transaction basis (usage-based fees), with no minimum usage commitments. For revenue related to the HintMD Platform, which was discontinued during the second quarter of 2023, we were the accounting agent for arrangement and we recognized revenue generated from these transactions on a net basis. Conversely, we are the payment facilitator for the arrangements under the OPUL® platform and are considered the accounting principal, and the associated service revenue generated from the same transactions are recognized on a gross basis. In September 2023, we commenced a plan to exit the Fintech Platform business, discussed below in Note 4.
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
To estimate the transaction price, which could include fixed considerations or variable considerations, ASC 606 provides two alternatives to use when estimating the amount of variable considerations: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The method selected can vary between contracts and is not a policy election; however, once determined, the method should be consistently applied throughout the life of the contract.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
Research and Development Expense
Research and development expense are charged to operations as incurred. Research and development expense include, but are not limited to, personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs incurred before FDA approval becomes probable, consulting costs and allocated overhead, including rent, equipment, depreciation, and utilities. Assets acquired that are utilized in research and development that have no alternative future use are also expensed as incurred.
Advertising Expense
Cost related to advertising are expensed as incurred and included within selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. Advertising expense was $8.4 million, $5.1 million and $6.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Income Taxes
We account for current and deferred income taxes by assessing and reporting tax assets and liabilities in our consolidated balance sheet and our statement of operations and comprehensive loss. We estimate current income tax exposure and temporary differences which result from differences in accounting under GAAP and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets or liabilities. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the consolidated statements of operations and comprehensive loss become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. Likewise, deferred tax liabilities represent future tax liabilities to be settled when certain amounts of income previously reported in the consolidated statements of operations and comprehensive loss become realizable income under applicable income tax laws.
We measure deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provide a valuation allowance against deferred tax assets when we cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that its net deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance against the net deferred tax assets as of December 31, 2023 and 2022. We intend to maintain such a valuation allowance until sufficient evidence exists to support its reversal.
When foreign income is received in which a foreign withholding tax is required, we treat the withheld amount as a current income tax expense in the period in which the funds are received.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
We recognize tax benefits from uncertain tax positions only if it expects that its tax positions are more likely than not that they will be sustained, based on the technical merits of the positions, on examination by the jurisdictional tax authority. We recognize any accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.
Stock-based Compensation
Under our equity compensation plans, we have issued stock options, RSAs, RSUs, performance-based PSAs, performance-based PSUs, market-based PSAs, market-based PSUs, and issue shares of common stock to our employees under the 2014 ESPP.
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
Stock-based compensation expenses are classified in the consolidated statements of operations and comprehensive loss based on the functional area to which the related recipients belong. Forfeitures are recognized as incurred.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024, with early adoptions permitted. We are currently evaluating the impact of adopting ASU 2023-07.

3. Revenue
Our revenue is primarily generated from U.S. customers. Our product and collaboration revenues are generated from the Product Segment, and our service revenue is generated from the Service Segment (Note 16). The following table presents our revenue disaggregated by timing of transfer of goods or service:

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Transferred			Transferred			Transferred
(in thousands)	at a point in time	over time	Total	at a point in time	over time	Total	at a point in time	over time	Total
Product revenue	$212,658	$—	$212,658	$118,131	$—	$118,131	$70,820	$—	$70,820
Service revenue	59	12,190	12,249	401	6,589	6,990	567	756	1,323
Collaboration revenue	—	9,133	9,133	—	7,444	7,444	—	5,655	5,655
Total	$212,717	$21,323	$234,040	$118,532	$14,033	$132,565	$71,387	$6,411	$77,798
Product Revenue
Our product revenue breakdown is summarized below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Product:
RHA® Collection of dermal fillers	$128,647	$107,156	$70,820
DAXXIFY®	84,011	10,975	—
Total product revenue	$212,658	$118,131	$70,820
Accounts receivable and contract liabilities from contracts with our product customers are as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Accounts receivable:
Accounts receivable, net	$27,025	$10,966
Total accounts receivable, net	$27,025	$10,966

Contract liabilities:
Deferred revenue, current	$884	$705
Total contract liabilities	$884	$705
Service Revenue
Through January 31, 2024, we offered payment processing and certain value-added services to aesthetic practices through the Fintech Platform. Generally, revenue related to the HintMD Platform payment processing service, which was discontinued in the second quarter of 2023, was recognized at a point in time and revenue related to the OPUL® payment processing service is recognized over time. For the Fintech Platform, revenue related to the value-added services component is recognized over time. In September 2023, we commenced a plan to exit the Fintech Platform business as discussed in Note 4.

Accounts receivable from contracts with our service customers are as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Accounts receivable:
Accounts receivable, net	$16	$59
Total accounts receivable, net	$16	$59

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Collaboration Revenue
Viatris Agreement
Agreement Terms
We entered into the Viatris Agreement in February 2018, pursuant to which we are collaborating with Viatris exclusively, in the Viatris Territory, to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of December 31, 2023, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We estimated the transaction price for the Viatris Agreement using the most likely amount method within the scope of ASC 606. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Agreement are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. At the end of each reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Agreement. As of December 31, 2023, the transaction price allocated to the unfulfilled performance obligations was $33.9 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development services to be provided for the development period. For revenue recognition purposes, the development period has an estimated accounting program end date of 2026. It is possible that this period will change and is assessed at each reporting date. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments and the total project budget, for which outcomes are difficult to predict as of the date of this Report. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the years ended December 31, 2023, 2022, and 2021, we recognized revenue related to development services under the Viatris Agreement of $9.0 million, $7.1 million and $5.7 million, respectively.
Fosun License Agreement
Agreement Terms
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2023, Fosun has paid us non-refundable upfront and other payments totaling $41.0 million before foreign withholding taxes. We are also eligible to receive (i) additional remaining contingent payments of up to $219.5 million upon the achievement of certain milestones, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of December 31, 2023, the transaction price allocated to unfulfilled performance obligation is $41.0 million.
For the years ended December 31, 2023 and 2022, we recognized revenue from the Fosun License Agreement of $0.2 million and $0.3 million, respectively. No revenue was recognized from the Fosun License Agreement for the years ended December 31, 2021.
Accounts receivable and contract liabilities from contracts with our collaboration customers are as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Accounts receivable:
Accounts receivable, net — Viatris	$631	$—
Accounts receivable, net — Fosun	4	315
Total accounts receivable, net	$635	$315

Contract liabilities:
Deferred revenue, current — Viatris	$9,853	$6,162
Total contract liabilities, current	$9,853	$6,162

Deferred revenue, non-current — Viatris	$29,444	$40,600
Deferred revenue, non-current — Fosun	40,975	37,977
Total contract liabilities, non-current	$70,419	$78,577
Changes in our contract liabilities from contracts with our collaboration revenue customers for the year ended December 31, 2023 are as follows:

(in thousands)
Balance on December 31, 2022	$84,739
Revenue recognized	(9,133)
Billings and adjustments, net	4,666
Balance on December 31, 2023	$80,272

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
4. Restructuring
In September 2023, we commenced a plan to exit the Fintech Platform business as the costs and resources required to support OPUL® no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities predominantly included a reduction in OPUL® personnel headcount, the termination of OPUL® research and development activities and a reduction of outside services expenses related to OPUL®. Substantially all payment processing activities for OPUL® customers ended on January 31, 2024. We are currently in the process of completing activities to wind-down the remaining OPUL® platform operations, which we expect to be complete by March 31, 2024.
All of our restructuring charges in connection with the exit of the Fintech Platform business are recorded under our Service Segment. As of December 31, 2023, we recorded restructuring charges of $96.1 million as shown in the table below. We expect to incur estimated additional restructuring charges of up to $2 million, and such restructuring charges will be incurred over time through March 31, 2024.
A summary of our restructuring charges included within our consolidated statement of operations for the year ended December 31, 2023 were as follows:

(in thousands)
Goodwill impairment	$77,175
Intangible asset impairment	16,007
Research and development	1,610
Selling, general and administrative	1,260
Total restructuring charges	$96,052
A summary of severance and personnel liabilities related to the exit of the Fintech Platform, included within accruals and other current liabilities on the consolidated balance sheet, is as follows:

(in thousands)
Balance on December 31, 2022	$—
Severance and other personnel costs	2,317
Cash payments during the period	(1,400)
Balance on December 31, 2023	$917
(1)We anticipate that the completion of the restructuring activities, including the implementation of the workforce reduction will be substantially complete by or around March 31, 2024, and the remaining related cash payments are expected though the second quarter of 2024.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
5. Cash Equivalents and Short-Term Investments
The following table is a summary our cash equivalents and short-term investments:

	December 31, 2023				December 31, 2022
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Adjusted Cost	Unrealized Loss	Fair Value
(in thousands)
U.S. treasury securities	$133,168	$30	$—	$133,198	$109,984	$(228)	$109,756
Commercial paper	49,433	—	(15)	49,418	80,946	—	80,946
Money market funds	39,280	—	—	39,280	85,206	—	85,206
U.S. government agency obligations	3,961	—	(1)	3,960	4,480	—	4,480
Corporate bonds	—	—	—	—	41,186	(146)	41,040
Total cash equivalents and available-for-sale securities	$225,842	$30	$(16)	$225,856	$321,802	$(374)	$321,428

Classified as:
Cash equivalents				$109,270			$89,686
Short-term investments				116,586			231,742
Total cash equivalents and available-for-sale securities				$225,856			$321,428

As of December 31, 2023 and 2022, all of our cash equivalents and short-term investments were available-for-sale and had contractual maturities of less than one-year. There were no other-than-temporary impairments on such securities.

6. Goodwill and Intangible Assets, net
Goodwill
All of our goodwill was acquired in 2020 as part of the HintMD Acquisition and was assigned to the Service Segment.
2022 Goodwill Impairment
In December 2022, based on performance results and the valuation of the broader payment sector, we concluded that it was more likely than not that the fair value of our Service reporting unit was less than its carrying amount; therefore, a quantitative goodwill impairment test was performed during the fourth quarter. This quantitative goodwill impairment test was performed by estimating the fair value of the reporting unit using the income approach, which was based on a discounted cash flow model and required the use of significant assumptions, including estimates of the revenue growth rates and discount rate. The discount rate used was based on the historical internal rate of return of the acquisition and business-specific characteristics related to our ability to execute on the projected cash flows. The discount rate selected was 20%. Our Service reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs. Based on the goodwill impairment test, we determined that the estimated fair value of the Service reporting unit was below the carrying value and, accordingly, we recognized a goodwill impairment charge of $69.8 million in our Service reporting unit for the year ended December 31, 2022 and was presented in impairment loss on the consolidated

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
statement of operations and comprehensive loss. The aggregate amount of accumulated impairment as of December 31, 2022 was $69.8 million.
2023 Goodwill Impairment
In September 2023, based on our plan to exit the Fintech Platform business (Note 4), we concluded that it was more likely than not that goodwill is further impaired. A quantitative goodwill impairment test was performed by estimating the fair value of the reporting unit using the income approach, which required the use of significant judgement, including the planned exit of the Fintech Platform business. Due to our decision to exit the Fintech Platform business, our projected negative future cash flows from the Service Segment resulted in an estimated fair value of zero and full impairment of the related goodwill carrying value. We therefore recognized an impairment charge of $77.2 million in our Service Segment in September 2023 classified as goodwill impairment on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. The aggregate amount of accumulated impairment as of December 31, 2023 was $147.0 million.
The changes in the carrying amount of goodwill by reporting unit during the years ended December 31, 2023 and 2022 was as follows:

(in thousands)	Product	Service	Total
Balance at December 31, 2021	$—	$146,964	$146,964
Goodwill impairment	—	(69,789)	(69,789)
Balance at December 31, 2022	—	77,175	77,175
Goodwill impairment	—	(77,175)	(77,175)
Balance at December 31, 2023	$—	$—	$—
Intangible Assets, net
Intangible assets consist of distribution rights acquired from the filler distribution agreement with Teoxane, intangible assets acquired from the HintMD Acquisition, internally developed technology, and other purchased software. The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized:

	December 31, 2023
(in thousands, except for in years)	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Distribution rights	4.3	$32,334	$(23,064)	$—	$9,270
Internally developed technology	1.5	8,918	(4,408)	(3,972)	538
Acquired developed technology	0.0	16,200	(6,525)	(9,675)	—
Customer relationships	0.0	10,300	(7,940)	(2,360)	—
Total intangible assets		$67,752	$(41,937)	$(16,007)	$9,808

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2022(1)
(in thousands, except for in years)	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	4.2	$35,800	$(24,325)	$11,475
Distribution rights	1.4	32,334	(20,882)	11,452
Internally developed technology	2.4	8,062	(2,271)	5,791
Customer relationships	1.6	10,300	(6,223)	4,077
Other software	1.8	3,166	(1,592)	1,574
Development in progress	N/A	975	—	975
Total intangible assets		$90,637	$(55,293)	$35,344
N/A - Not applicable
(1)The amount was different from the amounts filed with our Annual Report on Form 10-K for the year ended December 31, 2022 on the consolidated balance sheets, as filed with the SEC on February 28, 2023 due to a reclassification discussed in Note 2 - Reclassification.

2023 Intangible Asset Impairment
As discussed in Note 4, in September 2023, we commenced a plan to exit the Fintech Platform business and as a result, we concluded that it was more likely than not that the asset group for OPUL® was impaired. A quantitative impairment test was performed by estimating the fair value of the asset group using the income approach, which required the use of significant judgment, including the planned exit of the Fintech Platform business. We estimated that the fair value of the asset group was effectively zero and recorded a full impairment charge of the related intangible assets carrying values of $16.0 million in September 2023, which was presented as intangible asset impairment on the consolidated statement of operations and comprehensive loss.
2022 Intangible Assets Amortization
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
Amortization expense of the intangible assets in the table above were recorded on the consolidated statements of operations and comprehensive loss based on the function of the associated asset. The detail breakdown of the amortization expenses on the consolidated statements of operations and comprehensive loss were summarized as below:

	Year Ended December 31,
(in thousands)	2023	2022 (1)
Intangible asset amortization	$6,130	$25,756
Selling, general and administrative	2,998	3,640
Research and development	283	311
Total amortization expense	$9,411	$29,707
(1)At the beginning of 2023, we made a reclassification between the property and equipment and intangible assets on the consolidated balance sheets (detail discussed in Note 2 - Reclassification), and we adjusted the presentation of the associated amortization expense related to those assets. Net impact was an increase of $1.1 million for selling, general and administrative expense and an increase of $0.3 million for research and development expense compare to expenses presented on our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 28, 2023.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Based on the amount of intangible assets as of December 31, 2023, the expected amortization expense for each of the next five fiscal years is as follows:

Year Ending December 31,	(in thousands)
2024	$2,569
2025	2,332
2026	2,181
2027	2,181
2028	545
Total	$9,808

7. Inventories
Inventories consist of the following:

	December 31,
(in thousands)	2023	2022
Raw materials	$3,938	$505
Work in process	17,418	4,933
Finished goods	24,223	12,887
Total inventories	$45,579	$18,325

8. Accruals and other current liabilities
Accruals and other current liabilities consist of the following:

	December 31,
(in thousands)	2023	2022
Accruals related to:
Compensation(1)	$31,132	$28,014
Selling, general and administrative	9,019	9,681
Research and development	5,173	9,012
Royalties(2)	1,919	5,113
Interest expense	1,919	1,912
Inventories	1,478	2,312
Other current liabilities(2)	3,184	3,313
Total accruals and other current liabilities	$53,824	$59,357
(1)In connection with our restructuring (Note 4), severance and personnel liabilities were included within accruals and other current liabilities on the consolidated balance sheet as of December 31, 2023.
(2)Certain prior period amounts have been reclassified to conform with current period presentation.

9. Leases
Operating Leases
Our operating leases primarily consist of non-cancellable facilities leases for research, manufacturing, and administrative functions. Our non-cancellable facilities operating leases have original lease periods expiring between 2027

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
and 2034, and include one or more options to renew for seven years to fourteen years. The monthly payments for our operating leases escalate over the remaining lease term. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
Finance Lease
Our finance lease represents a dedicated fill-and-finish line for the manufacturing of DAXXIFY®. In March 2017, we entered into the ABPS Services Agreement. The ABPS Services Agreement contains a lease, which commenced in January 2022, related to a dedicated fill-and-finish line for the manufacturing of DAXXIFY® because it has an identified asset that is physically distinct for which we have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease provides us with both (i) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (ii) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. Each party has the right to terminate the ABPS Services Agreement without cause, with an 18 months written notice to the other party. The lease is classified as a finance lease in the consolidated balance sheets.
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
In January 2023, we amended the above mentioned statement of work under the ABPS Services Agreement. The second amendment established a minimum purchase obligation for the year ending December 31, 2023 of $23.9 million, which represents ABPS’ practical manufacturing capability based on experience. The minimum purchase obligation for the year ending December 31, 2023 was determined to be fixed lease payments and such payments increased the present value calculation in arriving at the remaining finance lease liabilities with a corresponding adjustment to the related finance lease right-of-use asset. In February 2024, we entered into the second amendment to the ABPS Services Agreement, which extended the term of the ABPS Services Agreement through December 31, 2027 and modified our remedies with respect to non-conforming products and delays. The minimum payments for the year ending December 31, 2024 have not been established.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
The operating and finance lease costs are summarized as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Finance lease:
Amortization of finance lease right-of-use asset(1)	$9,034	$5,414	$—
Interest on finance lease liability	1,402	2,687	—
Variable lease cost(2)	682	2,182	—
Total finance lease costs	11,118	10,283	—
Operating leases:
Operating lease cost	12,434	8,881	8,026
Variable lease cost (3)	2,225	1,628	1,490
Total operating lease costs	14,659	10,509	9,516
Total lease costs	$25,777	$20,792	$9,516
(1)Amortization of the finance lease right-of-use asset started to be capitalized into inventories on the consolidated balance sheets in the second quarter of 2023, as a result of the FDA approval of the PAS of the ABPS manufacturing facility.
(2)Variable finance lease cost includes validation, qualification, materials, and other related services which are not included in the lease liabilities and are expensed as incurred.
(3)Variable operating lease cost includes management fees, common area maintenance, property taxes, insurance and parking fees, which are not included in the lease liabilities and are expensed as incurred.
As of December 31, 2023, we have $2.2 million of accounts payable related to the finance lease under the ABPS Service Agreement. Additionally, we have maturities of our lease liabilities as follows:

(in thousands)	Finance Lease	Operating Leases	Total
Year Ending December 31,
2024	$2,659	$10,172	$12,831
2025	—	10,854	10,854
2026	—	11,185	11,185
2027	—	4,536	4,536
2028	—	4,021	4,021
2028 and thereafter	—	24,565	24,565
Total lease payments	2,659	65,333	67,992
Less imputed interest	(8)	(18,645)	(18,653)
Present value of lease payments	$2,651	$46,688	$49,339
Our lease contracts do not provide readily determinable implicit rates, as such, we used the estimated incremental borrowing rate based on the information available at the adoption, commencement, or remeasurement date. As of December 31, 2023, weighted-average remaining lease terms and discount rates are as follows:

	Finance Lease	Operating Leases
Weighted-average remaining lease term (years)	2.2	8.1
Weighted-average discount rate	10.7%	10.0%

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Supplemental cash flow information related to the leases was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,078	$8,320	$10,405
Operating cash flows from finance lease	$1,404	$2,687	$—
Financing cash flows from finance lease	$18,255	$11,097	$—
Right-of-use assets obtained in exchange for lease liabilities
Operating leases(1)	$22,694	$—	$18,854
Finance lease	$22,456	$11,808	$—
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
The embedded lease had not yet commenced as of December 31, 2023. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the PCI Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the PCI Supply Agreement. As of December 31, 2023, we have made prepayments of $32.4 million to PCI which is recorded within “Finance lease prepaid expense” in the consolidated balance sheets. Based on our best estimate as of December 31, 2023, our remaining minimum commitment under the PCI Supply Agreement will be $18.4 million for 2024, $19.7 million for 2025, $25.3 million for 2026, $29.5 million for 2027, $29.5 million for 2028 and $105.0 million for 2029 and thereafter in the aggregate.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
10. Debt
The following table provides information regarding our debt:

	December 31,
(in thousands)	2023	2022
2027 Notes, non-current	$287,500	$287,500
Less: Unamortized debt issuance costs	(4,279)	(5,587)
Carrying amount of the 2027 Notes	283,221	281,913

Notes Payable, current	2,500	—
Notes Payable, non-current	147,500	100,000
Less: Unamortized debt discount	(2,700)	(1,347)
Less: Unamortized debt issuance costs	(1,426)	(1,192)
Carrying amount of Notes Payable	145,874	97,461
Total debt	$429,095	$379,374
Interest expense relating to our debt in the consolidated statements of operations and comprehensive loss are summarized as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Contractual interest expense	$15,137	$11,855
Amortization of debt issuance costs	1,791	1,662
Amortization of debt discount	606	270
Total interest expense	$17,534	$13,787
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of December 31, 2023 and 2022, we had not purchased any shares under the capped call transactions.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
The Note Purchase Agreement includes affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also (i) maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times (the Minimum Cash Covenant) and (ii) upon the occurrence of certain specified events set forth in the Note Purchase Agreement, achieve at least $70.0 million of Consolidated Teoxane Distribution Net Product Sales on a trailing twelve-months basis. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and undergoing a change in control, in each case subject to certain exceptions.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
2014 EIP
The 2014 EIP was effective on February 5, 2014, and the plan provides for the issuance of stock options, stock appreciation rights, RSAs, RSUs, PSAs, PSUs, and other forms of equity compensation to qualified employees, directors and consultants. The common stock shares reserved for issuance under the 2014 EIP will automatically increase each year on January 1st from January 1, 2015 to January 1, 2024 by 4% of our total common stock shares outstanding on December 31st of the preceding calendar year or a lesser number of shares determined by our Board of Directors. On January 1, 2023, the common stock shares reserved for issuance under the 2014 EIP increased by 3,295,432 shares. For the year ended December 31, 2023, 213,948 stock options and 2,778,413 Stock Awards were granted under the 2014 EIP. As of December 31, 2023, 4,457,206 common stock shares were available for issuance under the 2014 EIP.
2014 IN
The 2014 IN was effective on August 29, 2014, and the plan provides for the issuance of stock options, stock appreciation rights, RSAs, RSUs, PSAs, and other forms of equity compensation exclusively to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with us. Stockholder approval of the 2014 IN was not required pursuant to Rule 5635 (c)(4) of the Nasdaq Listing Rules. On July 23, 2020, the 2014 IN was amended and restated to increase the number of common stock shares reserved for issuance by 1,089,400 shares. For the year ended December 31, 2023, no equity awards were granted under the 2014 IN. As of December 31, 2023, 1,080,457 common stock shares were available for issuance under the 2014 IN.
HintMD Plan
On July 23, 2020, we registered 1,260,946 shares of common stock under the HintMD Plan, which was assumed by the Company in connection with the HintMD Acquisition. For the year ended December 31, 2023, no equity awards were granted under the HintMD Plan. As of December 31, 2023, 85,672 shares of common stock were available for issuance under the HintMD Plan.
2014 ESPP
The 2014 ESPP was effective on February 5, 2014, and the plan provides employees with an opportunity to purchase our common stock through accumulated payroll deductions. The common stock shares reserved for issuance under the 2014 ESPP will automatically increase each year on January 1st from January 1, 2015 to January 1, 2024 by the lesser of (i) 1% of the total shares of common stock outstanding on December 31st of the preceding calendar year, (ii) 300,000 shares of common stock or (iii) a lesser number of shares of common stock determined by our Board of Directors. On January 1, 2023, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 300,000 shares. For the year ended December 31, 2023, 321,345 shares of common stock were issued to employees under the 2014 ESPP. As of December 31, 2023, 1,661,724 shares of common stock were available for issuance under the 2014 ESPP.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Stock Options
The following table summarizes our stock option activities:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	4,929,097	$19.78
Granted	213,948	$33.49
Exercised	(708,084)	$16.39		$668
Forfeited or expired	(601,611)	$28.87
Balance as of December 31, 2023	3,833,350	$19.75	5.5	$732
Exercisable as of December 31, 2023	3,231,263	$19.08	5.1	$717
The intrinsic values of outstanding and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2023. The total intrinsic value of the options exercised during the years ended December 31, 2022 and 2021 was $2.4 million and $3.6 million, respectively.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $20.40, $8.64 and $15.38, respectively.
RSAs and RSUs
The following table summarizes our RSA and RSU share activities:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested balance as of December 31, 2022	2,806,321	$20.62
Granted	1,877,457	$29.14
Vested	(1,289,885)	$21.41
Forfeited	(700,231)	$25.06
Unvested balance as of December 31, 2023	2,693,662	$25.02

The weighted-average grant date fair value of RSAs and RSUs granted in the years ended December 31, 2022 and 2021 was $16.60 and $26.41, respectively. The total fair value as of the respective vesting dates of RSAs and RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $32.5 million, $19.8 million, and $24.4 million, respectively.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
PSAs and PSUs
We have granted PSAs and PSUs which vests based on certain market and performance conditions. The following table summarizes our PSA and PSU share activities:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested balance as of December 31, 2022	2,071,559	$12.61
Granted	900,956	$34.68
Vested	(1,636,973)	$12.76
Forfeited	(24,586)	$19.26
Unvested balance as of December 31, 2023	1,310,956	$27.46
The weighted-average grant date fair value of PSAs granted in the years ended December 31, 2022 and 2021 was $12.79 and $28.01, respectively. No PSAs vested during the years ended December 31, 2022 and 2021.
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
The fair values of stock options were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.9	6.0	6.0
Expected volatility	64.1%	62.7%	60.7%
Risk-free interest rate	3.6%	2.1%	0.7%
Expected dividend rate	—%	—%	—%

The fair values of the option component of the shares purchased under the 2014 ESPP were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for years presented:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.5	0.5
Expected volatility	72.8%	80.5%	47.4%
Risk-free interest rate	5.1%	1.3%	0.1%
Expected dividend rate	—%	—%	—%

Market-based PSUs
Our market-based PSUs include market-based vesting conditions, which will vest upon the earlier of (i) the date that the closing share price of our common stock meets certain minimum share prices on a volume-weighted basis for a specified period of time or (ii) upon a change in control in which the purchase price of our common stock is at or above the same minimum share prices as determined in the award agreement. We determined the fair values of market-based PSUs using the Monte Carlo simulation model. The description of the significant assumptions used in the model are as follows:
•Expected term: For market-based PSUs granted in the year ended December 31, 2022, the expected term of 3.5 years was based on a derived service period using a simulated share price model.
•Expected volatility: For market-based PSUs granted in the year ended December 31, 2022, expected volatility of 60.0% was estimated separately using a Monte-Carlo framework.
•Risk-free interest rate: For market-based PSUs granted in the year ended December 31, 2022, the risk-free interest rate of 1.8% was based U.S. Treasury constant maturity rates for the terms of respective awards.
•Expected dividend rate: We use an expected dividend rate of zero because we have never paid any dividends and do not plan to pay dividends in the foreseeable future.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Stock-based Compensation Expense
The following table summarizes our stock-based compensation expense by line item in our consolidated statements of operations and comprehensive loss:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Selling, general and administrative	$38,814	$36,595	$28,307
Research and development	8,999	15,745	15,127
Cost of product revenue (exclusive of amortization)	1,374	—	—
Total stock-based compensation expense (exclusive of capitalized stock-based compensation expense)	49,187	52,340	43,434
Capitalized stock-based compensation expense	3,144	2,448	876
Total stock-based compensation expense	$52,331	$54,788	$44,310

Unrecognized Compensation Cost

	December 31, 2023
	Unrecognized Compensation Cost	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
RSAs and RSUs	$47,276	2.4
Stock options	6,519	2.2
PSUs(1)	2,146	0.9
Total unrecognized compensation cost	$55,941	2.3
(1)As of December 31, 2023, we only presented the unrecognized compensation costs for the PSUs with probable performance conditions in the table. Additionally, as of December 31, 2023, the unrecognized compensation costs for the PSUs with non-probable performance conditions are $23.8 million, which may be recognized from January 2024 through the first quarter of 2026 if their performance conditions become probable, including a catch up expense in the period which probability is determined.

12. Stockholders’ Equity
Follow-On Offering
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
In the second quarter of 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold during the year ended December 31, 2023 from the 2022 ATM Agreement, outside of the second quarter of 2023.
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
Common stock equivalents that were excluded from the computation of diluted net loss per share are presented as below:

	December 31,
	2023	2022	2021
Convertible senior notes	8,878,938	8,878,938	8,878,938
Outstanding common stock options	3,833,350	4,929,097	4,808,286
Unvested RSUs and PSUs	3,167,860	2,793,947	—
Unvested RSAs and PSAs	836,758	2,083,933	3,410,636

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
13. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$133,198	$133,198	$—	$—
Money market funds	39,280	39,280	—	—
U.S. government agency obligations	3,960	3,960	—	—
Commercial paper	49,418	—	49,418	—
Total assets measured at fair value	$225,856	$176,438	$49,418	$—

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$109,756	$109,756	$—	$—
Money market funds	85,206	85,206	—	—
U.S. government agency obligations	4,480	4,480	—	—
Commercial paper	80,946	—	80,946	—
Corporate bonds	41,040	—	41,040	—
Total assets measured at fair value	$321,428	$199,442	$121,986	$—

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
The fair value of the 2027 Notes and the Notes Payable (Note 10) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and Notes Payable for disclosure purposes only. As of December 31, 2023 and 2022 the fair value of the 2027 Notes was $219.2 million and $288.2 million, respectively. As of December 31, 2023, the fair value of the Notes payable was approximately the same as its unamortized carrying value.

14. Income Taxes
From inception through December 31, 2023, we have only generated domestic pretax losses.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
For the years ended December 31, 2023, 2022 and 2021, there were no deferred tax benefits. The income tax provision is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign (1)	300	700	—
Total income tax provision	300	700	—
(1)The foreign tax provision amounts represent withholding taxes on cash payments received in connection with the Fosun License Agreement.
Statutory Federal Income Tax Benefit
Reconciliations of the statutory federal income tax benefit to our effective taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Tax benefit at statutory federal rate	$(68,037)	$(74,849)	$(59,075)
Stock-based compensation(1)	(9,467)	1,678	1,489
Research and development credits	(2,862)	(1,863)	(1,534)
ERC	(1,555)	—	—
Other changes in valuation allowance	57,902	57,582	57,086
Goodwill impairment	16,207	14,656	—
Section 162(m)	9,225	4,155	2,352
Nondeductible/nontaxable items(1)	800	591	233
Foreign rate differential and withholding taxes	300	553	—
Other(1)	(2,213)	(1,803)	(551)
Income tax provision	$300	$700	$—
(1)Certain prior period amounts have been reclassified to conform with current period presentation.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Deferred Tax Assets, net
Components of our deferred tax assets, net were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
NOL carryforward	$377,138	$333,638
Tax credits	38,600	29,195
Capitalized research and development expenditures	29,849	18,690
Deferred revenue	19,220	19,051
Intangible assets	14,553	6,510
Lease liabilities	12,543	9,979
Stock-based compensation	10,126	12,655
Accruals and reserves	4,607	4,750
Interest limitation	3,918	3,486
Property and equipment, net	3,629	1,171
Other	24	26
Total deferred tax assets	514,207	439,151
Less: valuation allowance	(495,654)	(427,507)
Deferred tax assets, net of valuation allowance	18,553	11,644

Deferred tax liabilities
Lease right-of-use assets	(18,553)	(11,644)
Total deferred tax liabilities	(18,553)	(11,644)
Net deferred tax assets	$—	$—
Valuation Allowance
We have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets. We have considered our history of cumulative net loss incurred since our inception and have concluded that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets due to the uncertainty of realizing future tax benefits from our NOL carryforwards and other deferred tax assets as of December 31, 2023 and 2022. We reevaluate the positive and negative evidence at each reporting period. The valuation allowance increased by $68.1 million and $71.9 million during the years ended December 31, 2023 and 2022, respectively. The valuation allowance increased primarily due to net loss incurred during the taxable years.
NOL and Tax Credit Carryforwards
As of December 31, 2023, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California, and other states income tax purposes of $1.5 billion, $521.7 million, and $379.5 million, respectively. Of the total federal NOL carryforward of $1.5 billion, approximately $1.0 billion was generated after tax year 2017 and has an indefinite carryover period; the utilization of these NOLs will be limited to 80% of the taxable income in the years in which these NOLs are utilized. The California NOL carryforwards will begin to expire in 2028. If not utilized, the remaining federal and the other states NOL carryforwards will begin expiring in 2024 and 2030, respectively.
As of December 31, 2023, we had research and development credit carryforwards of $17.3 million and $13.4 million available to reduce future taxable income, if any, for federal and California income tax purposes, respectively. The federal

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
research and development credit carryforwards will begin expiring in 2024 if they are not utilized, and the California research and development credit carryforwards have no expiration date.
As of December 31, 2023, we had orphan drug credit carryforwards of $10.0 million available to reduce future taxable income, if any, for federal income tax purposes. The federal orphan drug credit carryforwards will begin expiring in 2038 if they are not utilized.
In general, if we experience a greater than 50% aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under IRC Section 382 (California and the other states have similar laws). The annual limitation generally is determined by multiplying the value of our common stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As a result of performing a 382 limitation analysis for us through December 31, 2023, we determined that ownership changes occurred in prior years and the carryforwards currently reflected in the deferred table show federal and California NOL reductions of $4.0 million and $2.5 million and the remaining carryforwards currently reflected can be utilized prior to the expiration. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our common stock ownership.
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
We do not expect that our uncertain tax positions will materially change in the next twelve months. For the year ended December 31, 2023, the amount of unrecognized tax benefits increased due to additional research and development credits generated. The additional uncertain tax benefits would not impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.
The unrecognized tax benefit was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at the beginning of the period	$9,709	$7,754	$7,166
Additions for prior years positions	1,598	916	—
Additions for current year positions	1,590	1,039	588
Balance at the end of the period	$12,897	$9,709	$7,754

We file income tax returns in the United States, Canada, California, and other states. We are not currently under examination by income tax authorities in any federal, state or other jurisdictions. All United States tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any NOL or tax credits.

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
15. Commitments and Contingencies
Teoxane Agreement
In January 2020, we entered into the Teoxane Agreement, as amended, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® Collection of dermal fillers, and (ii) the RHA® Pipeline Products in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement is effective for a term of ten years from product launch in September 2020 and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term. Our minimum purchase obligation for the year ended December 31, 2024 is $52 million. Our minimum purchase obligations after December 31, 2024 will be determined based on projected market growth rate. We are also required to meet certain minimum expenditure requirements in connection with commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products, which is $36 million for the year ending December 31, 2024. Minimum expenditures related to the commercialization and promotion of the RHA® Collection of dermal fillers and RHA® Pipeline Products after December 31, 2024 will be determined at a later date.
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
Other Contingencies
As of December 31, 2023, we are obligated to pay BTRX up to a remaining $15.5 million upon the satisfaction of certain milestones relating to our product revenue, intellectual property, and clinical and regulatory events.
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
For the years ended December 31, 2023 and 2022, no material amounts associated with the indemnification agreements have been recorded.
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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
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

We record a provision for a liability when we believe that it is both probable that a liability has incurred, and the amount can be reasonably estimated. As of both December 31, 2023 and December 31, 2022, no such provision for liabilities related to the above litigation matters were recorded on the consolidated balance sheets.

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

REVANCE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — (Continued)
Service Segment
Our Service Segment refers to the business that includes the development and commercialization of the Fintech Platform. In September 2023, we commenced a restructuring plan to exit the Fintech Platform business (Note 4), and we continued to provide payment processing services to our existing customers for the period from September 2023 to December 31, 2023.
On January 31, 2024, substantially all payment processing activities related to OPUL® ended in connection with the Company’s plan to exit the Fintech Platform business. In the first quarter of 2024, the Service Segment will be presented as a discontinued operation with certain prior period amounts retrospectively revised to reflect this change, and we will operate under a single reportable segment.
Corporate and Other Expenses
Corporate and other expenses include operating expenses related to general and administrative expenses, depreciation and amortization, stock-based compensation, in-process research and development and intersegment elimination that are not used in evaluating the results of, or in allocating resources to, our segments. Intersegment revenue represents the revenue generated between the two segments. Intersegment revenue for years ended December 31, 2023, 2022, and 2021 was $2.7 million, $1.5 million and $1.2 million, respectively.
Reconciliation of Segment Revenue to Consolidated Revenue

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue:
Product Segment	$221,791	$125,575	$76,475
Service Segment	12,249	6,990	1,323
Total revenue	$234,040	$132,565	$77,798
Reconciliation of Segment Loss from Operations to Consolidated Loss from Operations

	Year Ended December 31,
(in thousands)	2023	2022	2021
Loss from operations:
Product Segment	$(57,208)	$(103,989)	$(135,950)
Service Segment (1)	(115,245)	(92,186)	(16,764)
Corporate and other expenses	(144,324)	(145,783)	(121,962)
Total loss from operations	$(316,777)	$(341,958)	$(274,676)
(1)For the years ended December 31, 2023 and 2022, loss from operations for the Service Segment included an impairment loss of $93.2 million and $69.8 million, respectively. Refer to Note 6 for details.
We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

17. Subsequent Event
Equity Grants under the 2014 EIP
In the first quarter of 2024, we granted 1.2 million RSUs and 1.7 million PSUs, under the 2014 EIP to existing employees.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2024.

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

Signatures	Title	Date

/s/ Mark J. Foley	Chief Executive Officer and Director	February 28, 2024
Mark J. Foley	(Principal Executive Officer)

/s/ Tobin C. Schilke	Chief Financial Officer	February 28, 2024
Tobin C. Schilke	(Principal Financial and Accounting Officer)

/s/ Angus C. Russell	Director, Chairman	February 28, 2024
Angus C. Russell

/s/ Jill Beraud	Director	February 28, 2024
Jill Beraud

/s/ Vlad Coric	Director	February 28, 2024
Vlad Coric

/s/ Julian S. Gangolli	Director	February 28, 2024
Julian S. Gangolli

/s/ Carey O’Connor Kolaja	Director	February 28, 2024
Carey O’Connor Kolaja

/s/ Chris Nolet	Director	February 28, 2024
Chris Nolet

/s/ Olivia C. Ware	Director	February 28, 2024
Olivia C. Ware