Form 10-Q
period 2024-03-31
Revance Therapeutics, Inc.
filed 2024-05-09
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2024: 104,448,502

DEFINED TERMS
Unless expressly indicated or the context requires otherwise, the terms “Revance,” “Company,” “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q (this “Report”) refer to Revance Therapeutics, Inc., a Delaware corporation, and, where appropriate, its wholly-owned subsidiaries. We also have used several other terms in this Report, the condensed consolidated financial statements and accompanying notes included herein, most of which are explained or defined below.
“2014 EIP” means the Company’s 2014 Equity Incentive Plan.
“2014 ESPP” means the Company’s 2014 Employee Stock Purchase Plan.
“2014 IN” means the Company’s 2014 Inducement Plan.
“2022 ATM Agreement” means the Sales Agreement by and between Revance and Cowen, dated May 10, 2022.
“2027 Notes” means Revance’s 1.75% Convertible Senior Notes due 2027.
“ABPS” means Ajinomoto Althea, Inc., doing business as Ajinomoto Bio-Pharma Services, a contract development and manufacturing organization.
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
“ASC” means the Accounting Standards Codification as set forth by the Financial Accounting Standards Board.
“ASU” means Accounting Standards Update issued by the FASB.
“Athyrium” means Athyrium Buffalo LP.
“ATM” means at-the-market offering program.
“BTRX” means Botulinum Toxin Research Associates, Inc.
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
“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.
“FASB” means the Financial Accounting Standards Board.
“FDA” means the United States Food and Drug Administration.
“Fintech Platform” means OPUL® and the HintMD Platform.
i

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
“Fosun License Agreement” means the License Agreement by and between Revance and Fosun, dated December 4, 2018, as amended on February 15, 2020.
“Fosun Territory” means mainland China, Hong Kong and Macau.
“FY2023 Form 10-K” means our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
“HintMD” means Hint, Inc., our wholly owned subsidiary.
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
“NMPA” means China's National Medical Products Administration.
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
“option counterparties” means capped call transactions with a purchaser and another financial institution.
“OPUL®” means the OPUL® Relational Commerce Platform.
“PAS” means prior approval supplement.
“PCI” means PCI Pharma Services, formerly known as Lyophilization Services of New England, Inc., which was acquired by PCI in December 2021.
“PCI Supply Agreement” means the Commercial Supply Agreement by and between Revance and PCI, dated April 6, 2021.
“Products” means DAXXIFY® and the RHA Collection® of dermal fillers.
“PSAs” means a performance stock award.
“PSUs” means a performance stock unit.
“Purchasers” means Athyrium and its successors and assigns.
ii

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
“Third Tranche” means the uncommitted tranche of additional Notes Payable in an aggregate amount of up to $150.0 million, which was available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement.
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,609	$137,329
Restricted cash, current	550	550
Short-term investments	144,463	116,586
Accounts receivable, net	29,887	27,660
Inventories	50,280	45,579
Prepaid expenses and other current assets	9,287	9,308
Current assets of discontinued operations	2,610	1,853
Total current assets	369,686	338,865
Property and equipment, net	17,505	17,225
Intangible assets, net	8,725	9,270
Operating lease right-of-use assets	70,245	53,167
Finance lease right-of-use asset	—	19,815
Restricted cash, non-current	5,895	5,995
Finance lease prepaid expense	35,846	32,383
Other non-current assets	217	321
Non-current assets of discontinued operations	—	1,413
TOTAL ASSETS	$508,119	$478,454
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,276	$13,554
Accruals and other current liabilities	40,311	52,863
Deferred revenue, current	9,784	10,737
Operating lease liabilities, current	7,126	5,703
Finance lease liability, current	—	2,651
Debt, current	5,000	2,500
Current liabilities of discontinued operations	1,406	1,216
Total current liabilities	68,903	89,224
Debt, non-current	424,838	426,595
Deferred revenue, non-current	71,403	70,419
Operating lease liabilities, non-current	38,813	40,985
Other non-current liabilities	2,835	2,835
TOTAL LIABILITIES	606,792	630,058
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 104,409,798 and 87,962,765 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	104	88
Additional paid-in capital	2,032,760	1,926,654
Accumulated other comprehensive gain (loss)	(25)	14
Accumulated deficit	(2,131,512)	(2,078,360)
TOTAL STOCKHOLDERS’ DEFICIT	(98,673)	(151,604)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$508,119	$478,454
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue, net	$51,719	$45,658
Collaboration revenue	217	116
Total revenue, net	51,936	45,774
Operating expenses:
Cost of product revenue (exclusive of amortization)	14,911	12,487
Selling, general and administrative	68,914	61,920
Research and development	14,393	17,532
Amortization	545	545
Total operating expenses	98,763	92,484
Loss from continuing operations	(46,827)	(46,710)
Interest income	2,996	2,970
Interest expense	(5,256)	(4,497)
Other expense, net	(438)	(234)
Net loss from continuing operations	(49,525)	(48,471)
Net loss from discontinued operations	(3,627)	(11,322)
Total net loss	(53,152)	(59,793)
Unrealized gain (loss)	(39)	249
Comprehensive loss	$(53,191)	$(59,544)

Basic and diluted net loss per share:
Continuing operations	$(0.54)	$(0.60)
Discontinued operations	(0.04)	(0.14)
Total net loss per basic and diluted share	$(0.58)	$(0.74)

Basic and diluted weighted-average number of shares used in computing net loss per share	91,919,018	81,134,111
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Preferred Stock	—	$—	—	$—
Common Stock
Balance — Beginning of period	87,962,765	88	82,385,810	82
Issuance of common stock in connection with follow-on offering	16,000,000	16	—	—
Issuance of common stock related to stock awards, net of cancellation	497,844	—	1,188,248	1
Issuance of common stock upon exercise of stock options	7,722	—	562,039	1
Shares withheld related to net settlement of stock awards	(58,533)	—	(118,889)	—
Balance — End of period	104,409,798	104	84,017,208	84
Additional Paid-In Capital
Balance — Beginning of period	—	1,926,654	—	1,767,266
Issuance of common stock in connection with follow-on offering, net of underwriting discounts and offering costs	—	97,110	—	—
Issuance of common stock upon exercise of stock options	—	20	—	9,481
Shares withheld related to net settlement of stock awards	—	(402)	—	(3,730)
Issuance of common stock related to stock awards, net of cancellation	—	—	—	(1)
Stock-based compensation	—	9,378	—	14,489
Other	—	—	—	30
Balance — End of period	—	2,032,760	—	1,787,535
Other Accumulated Comprehensive Gain (loss)
Balance — Beginning of period	—	14	—	(374)
Unrealized gain (loss)	—	(39)	—	249
Balance — End of period	—	(25)	—	(125)
Accumulated Deficit
Balance — Beginning of period	—	(2,078,360)	—	(1,754,374)
Net loss	—	(53,152)	—	(59,793)
Balance — End of period	—	(2,131,512)	—	(1,814,167)
Total Stockholders’ Deficit	104,409,798	$(98,673)	84,017,208	$(26,673)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Total net loss	$(53,152)	$(59,793)
Adjustments to reconcile total net loss to net cash used in operating activities:
Stock-based compensation	8,990	13,082
Depreciation and amortization	1,981	4,301
Amortization of debt discount and debt issuance costs	757	517
Amortization of discount on investments	(1,361)	(1,750)
Amortization of finance lease right-of-use asset	—	2,317
Other non-cash operating activities	(19)	315
Changes in operating assets and liabilities:
Accounts receivable	(2,210)	(4,034)
Inventories	(2,113)	(7,639)
Prepaid expenses and other current assets	123	(1,296)
Lease right-of-use assets	621	(22,411)
Other non-current assets	90	(417)
Accounts payable	(6,835)	5,095
Accruals and other liabilities	(11,884)	(23,311)
Deferred revenue	31	1,616
Lease liabilities	(958)	22,558
Other non-current liabilities	—	1,350
Net cash used in operating activities	(65,939)	(69,500)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(73,035)	(29,294)
Finance lease prepayments	(3,462)	—
Purchases of property and equipment	(1,712)	(870)
Proceeds from maturities of investments	46,500	125,480
Net cash provided by (used in) investing activities	(31,709)	95,316
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with follow-on offering, net of underwriting discounts	97,626	—
Proceeds from the exercise of stock options	20	9,481
Principal payments on finance lease obligations	(4,227)	(2,486)
Taxes paid related to net settlement of stock awards	(402)	(3,730)
Payment of offering costs	(189)	—
Net cash provided by financing activities	92,828	3,265
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,820)	29,081
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period(1)	144,749	115,017
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period(1)	$139,929	$144,098
(1)Cash, cash equivalents, and restricted cash included $0.9 million of restricted cash classified as current assets of discontinued operations as of March 31, 2024, and non-current assets of discontinued operations as of December 31, 2023 on condensed consolidated balance sheets.

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
Liquidity and Financial Condition
We are not profitable and have incurred losses in each year since our inception. For the three months ended March 31, 2024, we had a total net loss of $53.2 million and an accumulated deficit of $2.1 billion. Although we generate revenue from the sale of our Products, we expect to continue to incur GAAP operating losses for the foreseeable future.
As of March 31, 2024, we had a working capital surplus of $300.8 million and capital resources of $277.1 million consisting of cash, cash equivalents, and short-term investments. To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement, and payments received from collaboration arrangements. We also have a remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of March 31, 2024. We believe that our existing capital resources will be sufficient to fund the operating plan through at least the next 12 months following the issuance of the condensed consolidated financial statements in this Report.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.
Our condensed consolidated balance sheet for the year ended December 31, 2023 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2024, or any other future period. Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our FY2023 Form 10-K.
Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with U.S. GAAP. All intercompany transactions have been eliminated.
The requirements for reporting the exit of the Fintech Platform business (Note 2) as a discontinued operation were met in the first quarter of 2024. As a result, the Fintech Platform business is presented in the condensed consolidated statement of operations and condensed consolidated balance sheet as discontinued operations for all periods presented. Unless indicated otherwise, the information in the notes to the condensed consolidated financial statements relates to continuing operations. The Company operates under one reportable segment as a result of discontinuing the Service Segment.
Use of Estimates & Risks and Uncertainties
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, the incremental borrowing rate used to measure lease liabilities, the recoverability of long-lived assets, useful lives associated with property and equipment and intangible assets, the period of benefit associated with deferred costs, revenue recognition (including the timing of satisfaction of performance obligations, estimating variable consideration, estimating stand-alone selling prices of promised goods and services, and allocation of transaction price to performance obligations), deferred revenue classification, valuation and assumptions underlying stock-based compensation and other equity instruments, and income taxes.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our FY2023 Form 10-K.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 improves reporting for income taxes, primarily by requiring disclosure of specific categories in the tax rate reconciliation and providing additional annual information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 also require additional annual information regarding income taxes paid, as well as other additional disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, early adoption is permitted. We are currently evaluating the effect the amendments in ASU 2023-09 will have on our tax disclosures.
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. In addition, the rules will require registrants to present certain climate-related financial metrics in the audited financial statements. These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning January 1, 2025. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. In April 2024, the SEC determined to voluntarily stay the final rules pending the outcome of certain legal challenges. We are currently evaluating the impact of these final rules on future financial reporting requirements and related disclosures.
2. Exit of the Fintech Platform Business
In September 2023, we commenced a plan to exit the Fintech Platform business as the costs and resources required to support the Fintech Platform no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities included elimination of Fintech Platform personnel, the termination of Fintech Platform research and development activities and an elimination of outside services expenses related to the Fintech Platform. Based on such plan, substantially all

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
payment processing activities for Fintech Platform customers ended on January 31, 2024 and we substantially completed the remaining activities to wind-down the Fintech Platform operations as of March 31, 2024.
In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the substantial completion of exit of the Fintech Platform business represents a strategic shift that has a major effect on the Company’s operations and financial results. The Fintech Platform business was historically reported as the Service Segment. As a result, the results of our Fintech Platform business have been reflected as discontinued operations in our condensed consolidated financial statements. Our condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive loss includes reclassification of certain prior year figures to conform to the current period presentation.
Details of assets and liabilities from discontinued operations are as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Restricted cash, current	$875	$—
Accounts receivable, net	—	16
Prepaid expenses and other current assets	1,735	1,837
Total current assets of discontinued operations	$2,610	$1,853

Intangible assets, net	$—	$538
Restricted cash, non-current	—	875
Total non-currents assets of discontinued operations	$—	$1,413

Accounts payable	$—	$255
Accruals and other current liabilities	1,406	961
Total current liabilities of discontinued operations (1)	$1,406	$1,216
(1)Amount represents severance and personnel liabilities related to the exit of the Fintech Platform business. We substantially completed the restructuring activities as of March 31, 2024. Prior to the issuance of the condensed consolidated financial statements in this Report, $0.9 million was paid and the remaining $0.5 million will be paid over time through the third quarter of 2024. A summary of severance and personnel liabilities related to the exit of the Fintech Platform business, included within current liabilities of discontinued operations on the consolidated balance sheet, is as follows:

(in thousands)
Balance on December 31, 2023	$917
Severance and other personnel costs	766
Cash payments during the period	(277)
Balance on March 31, 2024	$1,406

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Details of loss from discontinued operations are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Service revenue	$426	$3,557
Operating expenses:
Cost of service revenue (exclusive of amortization)	316	3,684
Selling, general and administrative (1)	2,073	4,091
Research and development (1)	1,664	5,645
Amortization	—	1,459
Net loss from discontinued operations	$(3,627)	$(11,322)
(1)The restructuring charges are included in the results of discontinued operations for the periods of our condensed consolidated financial statements presented in this Report. A summary of our restructuring charges included within our consolidated statement of operations for the three months ended March 31, 2024 were as follows:

(in thousands)
Research and development	$412
Selling, general and administrative	354
Total restructuring charges	$766
As of March 31, 2024, we have recorded total restructuring charges of $3.6 million and impairment charges of $93.2 million in connection with the exit of the Fintech Platform business.
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Significant non-cash activities related to discontinued operations are as follows:

	Three Months Ended March 31,
	2024	2023
Operating activities:
Stock-based compensation	$227	$2,130
Depreciation and amortization	$538	$2,104

3. Revenue
Our revenue is primarily generated from U.S. customers. Our product revenue is generated by transferring goods at a point in time and our collaboration revenue is generated over time.
Product Revenue, net
Our product revenue, net breakdown is summarized below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Product:
RHA® Collection of dermal fillers	$29,570	$30,280
DAXXIFY®	22,149	15,378
Total product revenue, net	$51,719	$45,658

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Accounts receivable and contract liabilities from contracts with our product customers are as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Accounts receivable:
Accounts receivable, gross	$30,968	$27,975
Allowance for doubtful accounts	(1,081)	(950)
Total accounts receivable, net	$29,887	$27,025

Contract liabilities:
Deferred revenue, current	$455	$884
Total contract liabilities	$455	$884
Collaboration Revenue
Viatris Agreement
Agreement Terms
We entered into the Viatris Agreement in February 2018, pursuant to which we are collaborating with Viatris exclusively, in the Viatris Territory, to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of March 31, 2024, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We estimated the transaction price for the Viatris Agreement using the most likely amount method within the scope of ASC 606. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Agreement are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. At the end of each reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Agreement. As of March 31, 2024, the transaction price allocated to the unfulfilled performance obligations was $31.0 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development services to be provided for the development period. For revenue recognition purposes, the development period has an estimated accounting program end date of 2027. It is possible that this period will change and is assessed at each reporting date. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments and the total project budget, for which outcomes are difficult to predict as of the date of this Report. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the three months ended March 31, 2024, we recognized revenue related to development services under the Viatris Agreement of $0.2 million. For the three months ended March 31, 2023, no collaboration revenue is recognized from the biosimilar program.
Fosun License Agreement
Agreement Terms
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights.
As of March 31, 2024, Fosun has paid us non-refundable upfront and other payments totaling $41.0 million before foreign withholding taxes. We are also eligible to receive (i) additional remaining contingent payments of up to $219.5 million upon the achievement of certain milestones, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of March 31, 2024, the transaction price allocated to unfulfilled performance obligation is $41.0 million. For the three months ended March 31, 2024, no revenue was recognized from the Fosun License Agreement. For the three months ended March 31, 2023, we recognized revenue of $0.1 million related to the Fosun License Agreement.
Accounts receivable and contract liabilities from contracts with our collaboration customers are as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Accounts receivable:
Accounts receivable — Viatris	$—	$631
Accounts receivable — Fosun	—	4
Total accounts receivable	$—	$635

Contract liabilities:
Deferred revenue, current — Viatris	$9,329	$9,853
Total contract liabilities, current	$9,329	$9,853

Deferred revenue, non-current — Viatris	$30,428	$29,444
Deferred revenue, non-current — Fosun	40,975	40,975
Total contract liabilities, non-current	$71,403	$70,419

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Changes in our contract liabilities from contracts with our collaboration revenue customers for the three months ended March 31, 2024 are as follows:

(in thousands)
Balance on December 31, 2023	$80,272
Revenue recognized	(217)
Billings and adjustments, net	677
Balance on March 31, 2024	$80,732

4. Cash Equivalents and Short-Term Investments
The following table is a summary of our cash equivalents and short-term investments:

	March 31, 2024				December 31, 2023
in thousands	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. treasury securities	$147,818	$—	$(4)	$147,814	$133,168	$30	$—	$133,198
Commercial paper	56,508	—	(22)	56,486	49,433	—	(15)	49,418
Money market funds	41,809	—	—	41,809	39,280	—	—	39,280
U.S. government agency obligations	8,430	1	—	8,431	3,961	—	(1)	3,960
Total cash equivalents and available-for-sale securities	$254,565	$1	$(26)	$254,540	$225,842	$30	$(16)	$225,856

Classified as:
Cash equivalents				$110,077				$109,270
Short-term investments				144,463				116,586
Total cash equivalents and available-for-sale securities				$254,540				$225,856
As of March 31, 2024 and December 31, 2023, all of our cash equivalents and short-term investments were available-for-sale and had contractual maturities of less than one-year. There were no other-than-temporary impairments on such securities.
5. Intangible Assets, net
The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized or impaired:

	March 31, 2024
(in thousands, except for in years)	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	4.0	$32,334	$(23,609)	$8,725
Total intangible assets		$32,334	$(23,609)	$8,725

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	December 31, 2023
(in thousands, except for in years)	Weighted-average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Distribution rights	4.3	$32,334	$(23,064)	$—	$9,270
Internally developed technology(1)	1.5	8,918	(4,408)	(3,972)	538	(1)
Acquired developed technology	0.0	16,200	(6,525)	(9,675)	—
Customer relationships	0.0	10,300	(7,940)	(2,360)	—
Total intangible assets		$67,752	$(41,937)	$(16,007)	$9,808
(1)During the three months ended March 31, 2024, we reclassified the $0.5 million net carrying amount of internally developed technology to “Non-current assets of discontinued operations” in connection with the discontinued operations presentation.
Amortization expense of the intangible assets in the table above were recorded on the condensed consolidated statements of operations and comprehensive loss based on the function of the associated asset. The detail breakdown of the amortization expenses on the condensed consolidated statements of operations and comprehensive loss were summarized as below:

	Three Months Ended March 31, 2024
(in thousands)	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Amortization	$545	$—	$545
Selling, general and administrative	528	(528)	—
Research and development	10	(10)	—
Total amortization expense	$1,083	$(538)	$545

	Three Months Ended March 31, 2023
(in thousands)	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Amortization	$2,004	$(1,459)	$545
Selling, general and administrative	1,737	(644)	1,093
Research and development	261	—	261
Total amortization expense	$4,002	$(2,103)	$1,899
(1)Amount represents the amortization expense before the impact of reclassification for the discontinued operation presentation in the condensed consolidated statements of operations and comprehensive loss.
(2)Amount represents the reclassification for the current and prior periods for the discontinued operation presentation in the condensed consolidated statements of operations and comprehensive loss.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Based on the amount of intangible assets as of March 31, 2024, the expected amortization expense for each of the next five fiscal years was as follows:

Year Ending December 31,	(in thousands)
2024 remaining nine months	$1,637
2025	2,181
2026	2,181
2027	2,181
2028	545
2029 and thereafter	—
Total	$8,725
6. Inventories
Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials	$4,049	$3,938
Work in process	21,109	17,418
Finished goods	25,122	24,223
Total inventories	$50,280	$45,579

7. Accruals and other current liabilities
Accruals and other current liabilities consists of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accruals related to:
Compensation(1)	$16,889	$30,267
Inventories	6,643	1,478
Research and development	6,544	5,173
Selling, general and administrative	6,276	9,019
Royalty	2,075	1,919
Interest expense	649	1,919
Other current liabilities(1)	1,235	3,088
Total accruals and other current liabilities	$40,311	$52,863
(1)Amounts related to current liabilities of discontinued operations have been reclassified to conform to current period presentation.

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
ABPS Fill-And-Finish Line Lease
The ABPS Services Agreement contains a lease, which commenced in January 2022, related to a dedicated fill-and-finish line for the manufacturing of DAXXIFY® because it has an identified asset that is physically distinct for which we have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease provides us with both (i) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity of the dedicated manufacturing capacity and (ii) the right to direct the use of the fill-and-finish line through our purchase orders to ABPS. Each party has the right to terminate the ABPS Services Agreement without cause, with an 18 month written notice to the other party. The lease is classified as a finance lease in the condensed consolidated balance sheets as of December 31, 2023 before the impact of a statement of work entered into in April 2024 as described below.
In February 2024, we entered into the second amendment to the ABPS Services Agreement, which extended the term of the ABPS Service Agreement through December 31, 2027, and modified our remedies with respect to conforming products and delays. In April 2024, we entered into a statement of work under the ABPS Service Agreement, and our minimum purchase obligation was established to be $25.1 million for the year ending December 31, 2024 pursuant to this statement of work. The minimum purchase obligation is subject to reduction based on ABPS’ actual manufacturing output. Due to the timing of the statement of work entered in April 2024, this lease was temporarily classified as an operating lease on March 31, 2024.
On March 31, 2024, the ABPS fill-and-finish line lease was reclassified from a finance lease to an operating lease on our condensed consolidated balance sheets. However, the lease activities during the three months ended March 31, 2024 were recorded based on finance lease accounting. Our operating and finance lease costs are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Finance lease:
Amortization of finance lease right-of-use asset (1)	$2,116	$2,318
Interest on finance lease liability	30	566
Variable lease cost (2)	19	374
Total finance lease costs	2,165	3,258
Operating leases:
Operating lease cost	2,773	2,207
Variable lease cost (3)	646	507
Total operating lease costs	3,419	2,714
Total lease cost	$5,584	$5,972
(1)Amortization of the finance lease right-of-use asset started to be capitalized into inventories on the condensed consolidated balance sheets in the second quarter of 2023, as a result of the FDA approval of the PAS of the ABPS manufacturing facility.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As of March 31, 2024, we have $0.4 million of accounts payable related to the fill-and-finish line lease under the ABPS Service Agreement. Additionally, we have maturities of our lease liabilities as follows:

(in thousands)	ABPS Fill-and-Finish Line Lease	Other Operating Leases	All Operating Leases
Year Ending December 31,
2024 remaining nine months	$1,300	$7,063	$8,363
2025	—	10,854	10,854
2026	—	11,185	11,185
2027	—	4,536	4,536
2028	—	4,021	4,021
2029 and thereafter	—	24,565	24,565
Total lease payments	1,300	62,224	63,524
Less imputed interest	(21)	(17,564)	(17,585)
Present value of lease payments	$1,279	$44,660	$45,939
Our lease contracts do not provide readily determinable implicit rates, as such, we used the estimated incremental borrowing rate based on the information available at the adoption, commencement, or remeasurement date. As of March 31, 2024, weighted-average remaining lease terms and discount rates are as follows:

	ABPS Fill-and-Finish Line Lease	Other Operating Leases	All Operating Leases
Weighted-average remaining lease term (years)	3.8	8.0	7.9
Weighted-average discount rate	10.0%	10.0%	10.0%
On March 31, 2024, the ABPS fill-and-finish line lease was reclassified from a finance lease to an operating lease on our condensed consolidated balance sheets. However, the lease activities during the three months ended March 31, 2024 were recorded based on finance lease accounting. Supplemental cash flow information related to the leases was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,555	$2,084
Operating cash flows from finance lease	$30	$566
Financing cash flows from finance lease	$4,227	$2,486
Right-of-use assets obtained in exchange for lease liabilities
Finance lease	$1,071	$23,735
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
The embedded lease had not yet commenced as of March 31, 2024. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the PCI Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the PCI Supply Agreement. As of March 31, 2024, we have made prepayments of $35.8 million to PCI which is recorded within “Finance lease prepaid expense” in the condensed consolidated balance sheets. Based on our best estimate as of March 31, 2024, our remaining minimum commitment under the PCI Supply Agreement is $13.8 million for 2024, $14.4 million for 2025, $18.8 million for 2026, $25.2 million for 2027, $29.1 million for 2028, and $134.5 million for 2029 and thereafter in aggregate.

9. Debt
The following table provides information regarding our debt:

	March 31,	December 31,
(in thousands)	2024	2023
2027 Notes, non-current	$287,500	$287,500
Less: Unamortized debt issuance costs	(3,948)	(4,279)
Carrying amount of the 2027 Notes	283,552	283,221

Notes Payable, current	5,000	2,500
Notes Payable, non-current	145,000	147,500
Less: Unamortized debt discount	(2,425)	(2,700)
Less: Unamortized debt issuance costs	(1,289)	(1,426)
Carrying amount of Notes Payable	146,286	145,874
Total debt	$429,838	$429,095
Interest expense relating to our debt in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Contractual interest expense	$4,469	$3,383
Amortization of debt issuance costs	483	432
Amortization of debt discount	274	85
Total interest expense	$5,226	$3,900

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
Contractually, we could not redeem the 2027 Notes prior to February 20, 2024. We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. The threshold to redeem has not been met as of March 31, 2024. No sinking fund is provided for the 2027 Notes.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Notes. The capped call transactions cover, subject to anti-dilution adjustments, approximately 8.9 million shares of our common stock.
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of March 31, 2024 and December 31, 2023, we had not purchased any shares under the capped call transactions.
Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche in an aggregate principal amount for all such Notes of $100 million. In August 2023, we entered into the First Amendment to reduce the Second Tranche from $100 million to $50 million, and we subsequently issued $50 million to the Purchasers. Additionally, the First Amendment increased the uncommitted Third Tranche from $100 million to $150 million. The uncommitted Third Tranche was available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
The notes issued pursuant to the First Tranche and Second Tranche bear interest at an annual fixed interest rate equal to 8.50%. The First Amendment modified the variable interest rate adjustment for the Third Tranche from Adjusted Three-Month LIBOR to Adjusted Three-Month Term SOFR. If the Third Tranche of Notes Payable became committed, the Notes Payable would have born interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month Term SOFR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Notes Payable commencing on the last business day of the calendar month following the funding date thereof, and continuing until the Maturity Date. Pursuant to the First Amendment, the Company is required to repay Athyrium the outstanding principal amount of the Second Tranche notes in installments on the last business day of each March, June, September and December (commencing in September 2024), in each case, based on the following principal amortization payment schedule: 2.5% in September and December 2024; 5.0% in March and June 2025; 7.5% in September and December 2025; and 10.0% in March and June 2026; followed by repayment of the Second Tranche in full on September 18, 2026. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. If any Third Tranche notes were issued, upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we would have been required to repay the principal of the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the NPA Effective Date but on or prior to the second anniversary of the NPA Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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
10. Stockholders’ Deficit and Stock-Based Compensation
2014 EIP
On January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 3.5 million shares. For the three months ended March 31, 2024, 3.0 million shares of stock awards were granted under the 2014 EIP. As of March 31, 2024, 5.6 million shares were available for issuance under the 2014 EIP.
2014 IN
For the three months ended March 31, 2024, 0.2 million shares of stock awards were granted under the 2014 IN. As of March 31, 2024, 0.9 million shares were available for issuance under the 2014 IN.
HintMD Plan
For the three months ended March 31, 2024, no stock options or awards were granted under the HintMD Plan. As of March 31, 2024, 0.1 million shares were available for issuance under the HintMD Plan.
2014 ESPP
On January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 0.3 million shares. As of March 31, 2024, 2.0 million shares were available for issuance under the 2014 ESPP.
Net Loss per Share
Our basic net loss per share from continuing operations is calculated by dividing the net loss from continuing operations by the weighted average number of shares of common stock outstanding for the period. Our basic net loss per share from discontinued operations is calculated by dividing the net loss from discontinued operations by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share from both continuing and discontinued operations are calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, shares of common stock underlying the 2027 Notes at the initial conversion price, outstanding stock options, unvested stock awards, and shares of common stock expected to be purchased under the 2014 ESPP, are considered common stock equivalents, which were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Common stock equivalents that were excluded from the computation of diluted net loss per share for both continuing and discontinued operations are presented below:

	March 31,
	2024	2023
Convertible senior notes	8,878,938	8,878,938
Unvested RSUs and PSUs	5,496,036	3,598,879
Outstanding stock options	3,669,894	4,541,131
Unvested RSAs and PSAs	642,419	1,728,551
Shares of common stock expected to be purchased on June 30 under the 2014 ESPP	220,451	165,079
Follow-On Offering
In March 2024, we completed a follow-on offering, pursuant to which we issued 16.0 million shares of common stock at a price to the public of $6.25 per share (except with respect to 30,000 shares sold and issued to Mark Foley, our president, chief executive officer, and director, at $6.98 per share), for net proceeds of $97.1 million, after underwriting discounts and estimated offering costs.
ATM Offering Programs
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
In 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold during the three months ended March 31, 2024 from the 2022 ATM Agreement.
Stock-based Compensation Expense
The following table summarizes our stock-based compensation expense by line item in our condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Three Months Ended March 31, 2024
	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Selling, general and administrative	$7,624	$(240)	$7,384
Research and development	1,366	13	1,379
Total stock-based compensation expense (exclusive of capitalized stock-based compensation expense)	8,990	(227)	8,763
Capitalized stock-based compensation expense	388	—	388
Total stock-based compensation expense	$9,378	$(227)	$9,151

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

(in thousands)	Three Months Ended March 31, 2023
	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Selling, general and administrative	$10,265	$(710)	$9,555
Research and development	2,817	(1,420)	1,397
Total stock-based compensation expense (exclusive of capitalized stock-based compensation expense)	13,082	(2,130)	10,952
Capitalized stock-based compensation expense	1,407	—	1,407
Total stock-based compensation expense	$14,489	$(2,130)	$12,359
(1)Amount represents the stock-based compensation expense before the impact of reclassification for the discontinued operation presentation in the condensed consolidated statements of operations and comprehensive loss.
(2)Amount represents the reclassification for the current and prior periods for the discontinued operation presentation in the condensed consolidated statements of operations and comprehensive loss.
11. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	March 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$147,814	$147,814	$—	$—
Money market funds	41,809	41,809	—	—
U.S. government agency obligations	8,431	8,431	—	—
Commercial paper	56,486	—	56,486	—
Total assets measured at fair value	$254,540	$198,054	$56,486	$—

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$133,198	$133,198	$—	$—
Money market funds	39,280	39,280	—	—
U.S. government agency obligations	3,960	3,960	—	—
Commercial paper	49,418	—	49,418	—
Total assets measured at fair value	$225,856	$176,438	$49,418	$—

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
The fair value of the 2027 Notes and the Notes Payable (Note 9) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Notes and the Notes payable for disclosure purposes only. As of March 31, 2024, and December 31, 2023, the fair value of the 2027 Notes was $211.5 million and $219.2 million, respectively. As of March 31, 2024 the fair value of the Notes Payable was approximately the same as its unamortized carrying value.
12. Commitments and Contingencies
Teoxane Agreement
In January 2020, we entered into the Teoxane Agreement, as amended, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® Collection of dermal fillers, and (ii) the RHA® Pipeline Products in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement is effective for a term of ten years from product launch in September 2020 and may be extended for a two-year period upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term. Our minimum purchase obligation for the year ending December 31, 2024 is $52 million. Our minimum purchase obligations after December 31, 2024 will be determined based on projected market growth rate. We are also required to meet certain minimum expenditure requirements in connection with commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products, which is $36 million for the year ending December 31, 2024. Minimum expenditures related to the commercialization and promotion of the RHA® Collection of dermal fillers and RHA® Pipeline Products after December 31, 2024 will be determined at a later date.
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
Other Contingencies
As of March 31, 2024, we are obligated to pay BTRX up to a remaining $15.5 million upon the satisfaction of certain milestones relating to our product revenue, intellectual property, and clinical and regulatory events.
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
For the three months ended March 31, 2024 and 2023, no material amounts associated with the indemnification agreements have been recorded.
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

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss, and on March 30, 2024, the Court granted the motion with leave for the plaintiff to amend the complaint. On May 1, 2024, the plaintiff filed an amended complaint, which asserted similar claims to those in the prior complaint.

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

We record a provision for a liability when we believe that it is both probable that a liability has incurred, and the amount can be reasonably estimated. As of both March 31, 2024 and December 31, 2023, no such provision for liabilities related to the above litigation matters were recorded on the condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this Report and in conjunction with our other SEC filings, including our FY2023 Form 10-K.
This Report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, profitability expectations, anticipated growth, milestone expectations, future expenses and cash flows, anticipated working capital requirements, market forecasts, capital expenditures, cash preservation plans, liquidity and financing requirements; our ability to comply with our debt obligations; our ability to sell stock under the 2022 ATM Agreement; our future financing plans and strategies; our future responses to macroeconomic and geopolitical factors; our ability to successfully commercialize and maintain regulatory approvals for DAXXIFY®; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates and third-party manufacturers, including with respect to the PAS for the PCI manufacturing facility, DAXXIFY® for indications other than glabellar lines and cervical dystonia, and the RHA® Pipeline Products; our opportunity in therapeutics; our ability to secure and maintain favorable third party reimbursement for our Products; the process and timing of, and ability to complete, the current and anticipated future pre-clinical and clinical development of our product candidates including the outcome of such clinical studies and trials; development of an onabotulinumtoxinA biosimilar; the process and our ability to effectively and reliably manufacture supplies of DAXXIFY®; our ability to manufacture or receive sufficient supply of our Products in order to meet commercial demand; expectations regarding DAXXIFY® Zero-cost Inventory; our ability to successfully compete in the dermal filler and neuromodulator markets; the design of our clinical studies; the markets for our current and future products and services; our business strategy, plans and prospects, including our commercialization plans related to DAXXIFY® and the RHA® Collection of dermal fillers; the potential benefits of DAXXIFY®, the RHA® Collection of dermal fillers and our drug product candidates; the potential safety, efficacy and duration of DAXXIFY® for consumers and patients; our ability to maintain and seek out new strategic third-party collaborations to support our goals; consumer preferences related to our Products; the rate and degree of economic benefit, commercial acceptance, market, competition and/or size and growth potential of DAXXIFY®, the RHA® Collection of dermal fillers and our other drug product candidates, if approved; our ability to set a new standard in healthcare; the wind down of all activities related to the Fintech Platform; patent defensive measures; timing and expenses related to our ongoing litigation matters; our ability to defend ourselves in ongoing litigation; international expansion, including with respect to NMPA approval of DAXXIFY® for cervical dystonia and glabellar lines; anticipated milestone payments; our ability to expand our operations to support the commercialization of our Products and attract and retain qualified personnel to support our business; and our ability to comply with applicable laws and regulations; our ability to protect the Company from cybersecurity threats, including the impact of security failures and/or breaches; are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Item 1A. “Risk Factors” and elsewhere in this Report and our FY2023 Form 10-K.
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

Summary of Risk Factors
Investing in our common stock involves risks. See Item 1A. “Risk Factors” in this Report and in our FY2023 Form 10-K for a discussion of the following principal risks and other risks that make an investment in Revance speculative or risky.
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
Recent Developments

Revance Aesthetics
For the three months ended March 31, 2024, we generated $51.7 million in revenue from the sale of our Products. As of March 31, 2024, we had over 7,500 aesthetic accounts.

DAXXIFY®
For the three months ended March 31, 2024 and 2023, we recognized $22.1 million and $15.4 million in net product revenue from the sale of DAXXIFY®, respectively. For the three months ended March 31, 2024, the DAXXIFY® aesthetic units sold increased by 105% and 7%, compared to the three months ended March 31, 2023 and December 31, 2023, respectively. For the three months ended March 31, 2024, our DAXXIFY® consumer coupon program, which functioned like a rebate, reduced product revenue by $2.0 million, which resulted in net product revenue of $22.1 million from the sale of DAXXIFY®.

RHA® Collection of Dermal Fillers
For the three months ended March 31, 2024 and 2023, we recognized $29.6 million and $30.3 million in product revenue from the sale of the RHA® Collection of dermal fillers, respectively.

In April 2024, the Company launched RHA 3® for injection into the vermillion body, vermillion border and oral commissure for lip augmentation and lip fullness in adults aged 22 years and older.

Revance Therapeutics
In May 2024, the Company expanded into the U.S. therapeutics market with the commercial launch of DAXXIFY® for the treatment of cervical dystonia. As of April 30, 2024, DAXXIFY® for the treatment of cervical dystonia had coverage for approximately 78% of commercial lives, which when combined with government coverage represents over 200 million lives.

Follow-On Offering
In March 2024, we completed a follow-on offering, pursuant to which we issued 16.0 million shares of common stock at a price to the public of $6.25 per share (except with respect to 30,000 shares which were sold and issued to Mark Foley, our chief executive officer and director, at $6.98 per share), for net proceeds of $97.1 million, after underwriting discounts and estimated offering costs.
Exit of the Fintech Platform Business
In September 2023, we commenced a plan to exit the Fintech Platform business as the costs and resources required to support the Fintech Platform no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities included elimination of Fintech Platform personnel, the termination of Fintech Platform research and development activities and an elimination of outside services expenses related to the Fintech Platform. Based on such plan, substantially all payment processing activities for Fintech Platform customers ended on January 31, 2024 and we substantially completed the activities related to winding down the remaining Fintech Platform operations as of March 31, 2024. Beginning as of March 31, 2024, the Service Segment is presented as a discontinued operation in our condensed consolidated financial statements with certain prior period amounts retrospectively revised to reflect this change. Although we discontinued the Services Segment, we do not expect the discontinuation of the Services Segment to have a material effect on our liquidity going forward. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 2 — Exit of the Fintech Platform Business” in this Report for additional information.
Results of Operations
In connection with the completion of exit of the Fintech Platform business discussed above, the results of our Fintech Platform business have been reflected as discontinued operations in our condensed consolidated financial statements as of and for the period ending March 31, 2024. Certain prior year figures were reclassified to conform to the current period presentation. Additionally, we began operating under a single reportable segment as of March 31, 2024. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 2 — Exit of the Fintech Platform Business” in this Report for additional information. Accordingly, the results of operations discussed below no longer include a discussion of the Services Segment and the effect of the Services Segment on prior period amounts have been retrospectively revised for comparative purposes to more accurately reflect the period over period changes in our continuing operations.
Revenue
We generate product revenue from the sale of our Products. We generate collaboration revenue from an onabotulinumtoxinA biosimilar program with Viatris as well as the collaboration with Fosun for the development and commercialization of DaxibotulinumtoxinA for Injection. The service revenue generated from the Fintech Platform is classified as discontinued operations as discussed in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Exit of the Fintech Platform Business”.
Product Revenue
Our breakdown of revenue by Product is summarized below:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change	% Change
Product:
RHA® Collection of dermal fillers	$29,570	$30,280	$(710)	(2)%
DAXXIFY®	22,149	15,378	$6,771	44%
Total product revenue, net	$51,719	$45,658	$6,061	13%
For the three months ended March 31, 2024, our product revenue from the sale of the RHA® Collection of dermal fillers decreased compared to the same period in 2023 primarily due to a decrease in units sold.
For the three months ended March 31, 2024, our product revenue from the sale of DAXXIFY® increased compared to the same period in 2023 primarily due to an increase in units sold, partially offset by a reduction in average selling price as a result of the new pricing introduced in September 2023 and the DAXXIFY® consumer coupon program, which functioned like a rebate that was offered in the first quarter of 2024. The rebate initiative resulted in approximately $2.0 million in contra revenue for the three months ended March 31, 2024.
Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the determined transactions price of the contract multiplied by the quotient of the cost of development services incurred over the total estimated cost of development services for the expected duration of our performance obligations. For the three months ended March 31, 2024, we recognized revenue related to development services under the Viatris Agreement of $0.2 million. For the three months ended March 31, 2023, no collaboration revenue was recognized from the biosimilar program.
We are also working with Fosun to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory under the Fosun License Agreement. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—Revenue,” we evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. For the three months ended March 31, 2024, no collaboration revenue is recognized from the Fosun License Agreement. For the three months ended March 31, 2023, $0.1 million was recognized from the Fosun License Agreement.

Operating Expenses
Operating expenses associated with the Fintech Platform business were classified as discontinued operations as discussed in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Exit of the Fintech Platform Business”.

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$14,911	$12,487	$2,424	19%
Selling, general and administrative	68,914	61,920	$6,994	11%
Research and development	14,393	17,532	$(3,139)	(18)%
Amortization	545	545	$—	—%
Total operating expenses	$98,763	$92,484	$6,279	7%
Cost of product revenue (exclusive of amortization)

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Change	% Change
Cost of product revenue (exclusive of amortization)
Purchasing and manufacturing costs	$13,461	$10,697	$2,764	26%
Distribution, royalty and other fulfillment charges	1,450	1,790	$(340)	(19)%
Total cost of product revenue (exclusive of amortization)	$14,911	$12,487	$2,424	19%
Cost of product revenue (exclusive of amortization) is generally incurred when our Products are delivered and primarily consists of the purchasing cost of the RHA® Collection of dermal fillers and manufacturing costs of DAXXIFY® and distribution expenses, royalty, other fulfillment costs related to the RHA® Collection of dermal fillers and DAXXIFY®. Substantially all of DAXXIFY® manufacturing expenses incurred prior to DAXXIFY® GL Approval were classified as research and development expenses, resulting in Zero-cost Inventory.
Our cost of product revenue (exclusive of amortization) for the three months ended March 31, 2024 increased compared to the same period in 2023, which was primarily due to higher sales volume of DAXXIFY®. When Zero-cost Inventory, which is further discussed below, is depleted, we expect our cost of product revenue (exclusive of amortization) associated with DAXXIFY® to increase. We also anticipate that our cost of product revenue (exclusive of amortization) associated with the RHA® Collection of dermal fillers to increase as sales volume increases.

Purchasing and manufacturing costs
For the three months ended March 31, 2024, purchasing and manufacturing costs related to the RHA® Collection of dermal fillers and DAXXIFY® increased compared to the same period in 2023 primarily due to higher sales volume of our Products.
Distribution, royalty and other fulfillment charges
For the three months ended March 31, 2024, distribution, royalty and other fulfillment charges related to the RHA® Collection of dermal fillers and DAXXIFY® decreased compared to the same period in 2023 primarily due to a reduction in distribution implementation costs and other royalty expense related to DAXXIFY® launch.
Impact of Zero-cost Inventory for DAXXIFY®
If cost of product revenue (exclusive of amortization) included previously expensed inventories, the cost of product revenue (exclusive of amortization) for the three months ended March 31, 2024 and 2023 would have increased by approximately $6 million and $4 million, respectively. We expect to utilize existing Zero-cost Inventory until depleted in the near-term. Once depleted, we expect our cost of product revenue (exclusive of amortization) associated with DAXXIFY® to increase.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Change	% Change
Selling, general and administrative	$62,281	$53,604	$8,677	16%
Stock-based compensation	7,624	10,265	$(2,641)	(26)%
Depreciation and amortization	1,082	2,142	$(1,060)	(49)%
Less: selling, general, and administrative expenses classified as discontinued operations	(2,073)	(4,091)	$2,018	(49)%
Total selling, general and administrative expenses	$68,914	$61,920	$6,994	11%
Selling, general and administrative expenses (before stock-based compensation and depreciation and amortization)
Selling, general and administrative expenses (before stock-based compensation and depreciation and amortization) consist primarily of the following:
•Costs of sales and marketing activities and sales force compensation related to our Products; and
•Personnel and professional service costs in our finance, information technology, investor relations, legal, human resources, and other administrative departments;
For the three months ended March 31, 2024, selling, general and administrative expenses increased compared to the same period in 2023, primarily due to increases in sales and marketing activities for our Products, including for therapeutics. We expect selling, general and administrative expenses to increase over the next year in connection with the continued investment in our commercial sales team related to therapeutics and incremental administrative and infrastructure support, partially offset by areas of cost efficiencies identified.

Stock-based compensation
For the three months ended March 31, 2024, stock-based compensation included in selling, general and administrative expenses decreased $2.6 million compared to the same period in 2023, primarily due to the (i) stock-based compensation expense recognized for the vesting of the DAXXIFY® GL Approval PSU on March 7, 2023, (ii) impact of the exit of the Fintech Platform business, and (iii) lower grant-date fair value of stock awards granted in 2024 compared to 2023, partially offset by expenses associated with certain equity award modifications in selling, general and administrative functions.
Research and Development Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Change	% Change
Research and development	$14,337	$17,887	$(3,550)	(20)%
Stock-based compensation	1,366	2,817	$(1,451)	(52)%
Depreciation and amortization	354	2,473	$(2,119)	(86)%
Less: research and development expenses classified as discontinued operations	(1,664)	(5,645)	$3,981	(71)%
Total research and development expenses	$14,393	$17,532	$(3,139)	(18)%
Research and development expenses (before stock-based compensation and depreciation and amortization)
We generally do not allocate costs by product candidates unless contractually required by our business partners. Research and development expenses (before stock-based compensation and depreciation and amortization) consist primarily of:
•Personnel costs in our research and development functions;
•expenses related to the initiation and completion of clinical trials and studies for the RHA® Pipeline Products and an onabotulinumtoxinA biosimilar, including expenses related to the production of clinical supplies;
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
•fees paid to clinical consultants, CROs and other vendors, including all related fees for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis; and
•other consulting fees paid to third parties;

For the three months ended March 31, 2024, research and development expenses (before stock-based compensation and depreciation and amortization) decreased compared to the same period in 2023, primarily due to the FDA approval of our PAS submission for the ABPS manufacturing facility in late March 2023 which allowed manufacturing related expenses for DAXXIFY® to be capitalized on the condensed consolidated balance sheet. Prior to the approval, such manufacturing related expenses were classified as research and development expense in the condensed consolidated statements of operations and comprehensive loss.
Our research and development expenses (before stock-based compensation and depreciation and amortization) are subject to numerous uncertainties, primarily related to the timing and cost needed to complete our respective projects. The development timelines, probability of success and development expenses can differ materially from expectations, and the completion of clinical trials may take several years or more depending on the type, complexity, novelty and intended use of a product candidate. Accordingly, the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development. We expect our research and development expenses (before stock-based compensation and depreciation and amortization) to be relatively consistent in the near term, primarily due to deferring the Phase 3 clinical program for upper limb spasticity and other therapeutics pipeline activities. However, we will continue sharing certain development costs with Teoxane related to the RHA® Pipeline Products, and other activities related to the pursuit of approval for the PCI manufacturing facility.
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
Stock-based compensation
For the three months ended March 31, 2024, stock-based compensation included in research and development expenses decreased compared to the same period in 2023, primarily due to the (i) stock-based compensation expense recognized from the vesting of the DAXXIFY® GL Approval PSU in March 2023, (ii) impact of the exit of the Fintech Platform business, and (iii) lower grant-date fair value from stock awards granted in 2024 in comparison to 2023, offset by lower capitalized stock-based compensation in the first quarter of 2024.
Amortization
Amortization presented separately on the condensed consolidated statements of operations and comprehensive loss represents the amortization for the distribution rights, which is within the functional area of cost of product revenue. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Exit of the Fintech Platform Business” for the amortization expense classified as discontinued operations.

Net Non-Operating Income and Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Change	% Change
Interest income	$2,996	$2,970	$26	1%
Interest expense	(5,256)	(4,497)	$(759)	17%
Other expense, net	(438)	(234)	$(204)	87%
Total net non-operating expense	$(2,698)	$(1,761)	$(937)	53%
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
For the three months ended March 31, 2024, interest expense increase compared to the same period in 2023 due to interest associated with the issuance of the Second Tranche of the Notes payable in August 2023, and offset by a decrease in interest expense for our finance lease liability.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items.
Liquidity and Capital Resources

Our financial condition is summarized as follows:

(in thousands)	March 31, 2024	December 31, 2023	Increase/(Decrease)
Cash, cash equivalents, and short-term investments	$277,072	$253,915	$23,157
Working capital	$300,783	$249,641	$51,142
Stockholders’ deficit	$(98,673)	$(151,604)	$(52,931)
Sources and Uses of Cash
We hold our cash, cash equivalents, and short-term investments in bank accounts and interest-bearing instruments subject to investment guidelines for high credit quality. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $277.1 million and $253.9 million, respectively, which reflected an increase between these periods of $23.2 million. The increase was primarily due to proceeds from a follow-on public offering, net of underwriting discount of $97.6 million. The increase was primarily offset by cash used in operating activities of $64.5 million, finance lease prepayment of $3.5 million, principal payments on a finance lease of $4.2 million, and other cash outflows of $2.2 million.

We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(65,939)	$(69,500)
Investing activities	$(31,709)	$95,316
Financing activities	$92,828	$3,265
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
Cash used in operating activities for three months ended March 31, 2024 consisted of approximately $114 million in expenditures related to overall operations, offset by approximately $49 million in cash receipts from our revenue. The increase in net cash used in operating activities for the three months ended March 31, 2024, compared to 2023 is primarily driven by expenditures related to supporting the Company’s commercial growth, and partially offset by an increase in cash receipt from Product sales.
Cash used in operating activities for the three months ended March 31, 2023, primarily consisted of approximately $85 million in expenditures related to overall operations and working capital adjustments of $28 million, partially offset by approximately $44 million in net cash receipts from our Products and Services sales and other non-cash adjustments.
Cash Flows from Investing Activities
For the three months ended March 31, 2024 and 2023, net cash provided by or used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments, purchases of property and equipment and prepayments for a finance lease.
Cash Flows from Financing Activities
For the three months ended March 31, 2024, net cash provided by financing activities was driven by proceeds from follow-on public offering, net of underwriting discount, the proceeds from the exercise of stock options, which was offset by the net settlement of stock awards for employee taxes, and principal payments on finance lease obligations.
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
Contractually, we could not redeem the 2027 Notes prior to February 20, 2024. We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. This threshold to redeem had not been met as of March 31, 2024. No sinking fund is provided for the 2027 Notes.
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

Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche in an aggregate principal amount for all such Notes of $100 million. In August 2023, we entered into the First Amendment to reduce the Second Tranche from $100 million to $50 million, and we subsequently issued $50 million to the Purchasers. Additionally, the First Amendment increased the uncommitted Third Tranche from $100 million to $150 million. The uncommitted Third Tranche was available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium.
Our obligations under the Note Purchase Agreement are secured by substantially all of our assets and the assets of our wholly owned domestic subsidiaries, including their respective intellectual property.
The notes issued pursuant to the First Tranche and Second Tranche bear interest at an annual fixed interest rate equal to 8.50%. The First Amendment modified the variable interest rate adjustment for the Third Tranche from Adjusted Three-Month LIBOR to Adjusted Three-Month Term SOFR. If the Third Tranche of Notes Payable became committed, the Notes Payable would have born interest at an annual rate equal to the sum of (a) 7.0% and (b) Adjusted Three-Month Term SOFR for such interest period (subject to a floor of 1.50% and a cap of 2.50%). We are required to make quarterly interest payments on each Notes Payable commencing on the last business day of the calendar month following the funding date thereof, and continuing until the Maturity Date. Pursuant to the First Amendment, the Company is required to repay Athyrium the outstanding principal amount of the Second Tranche notes in installments on the last business day of each March, June, September and December (commencing in September 2024), in each case, based on the following principal amortization payment schedule: 2.5% in September and December 2024; 5.0% in March and June 2025; 7.5% in September and December 2025; and 10.0% in March and June 2026; followed by repayment of the Second Tranche in full on September 18, 2026. The Maturity Date may be extended to March 18, 2028 if, as of September 18, 2026, less than $90 million principal amount of our existing 2027 Notes remain outstanding and with the consent of the Purchasers. Initially, all principal for each tranche is due and payable on the Maturity Date. If any Third Tranche notes were issued, upon the occurrence of an Amortization Trigger (as defined in the Note Purchase Agreement), we would have been required to repay the principal of the Third Tranche in equal monthly installments beginning on the last day of the month in which the Amortization Trigger occurred and continuing through the Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the Notes Payable, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the first anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the NPA Effective Date but on or prior to the second anniversary of the NPA Effective Date. Upon prepayment or repayment of all or any portion of the principal amount of the Notes Payable (whether on the Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers.
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

Follow-On Offering
In March 2024, we completed a follow-on offering, pursuant to which we issued 16.0 million shares of common stock at a price to the public of $6.25 per share (except with respect to 30,000 shares to be sold and issued to Mark Foley, our president, chief executive officer, and director, at $6.98 per share), for net proceeds of $97.1 million, after underwriting discounts and estimated offering costs.
ATM Offering Programs
In 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold during the three months ended March 31, 2024 from the 2022 ATM Agreement.
Common Stock and Common Stock Equivalents
As of April 30, 2024, outstanding shares of common stock were 104.4 million, unvested RSUs and PSUs were 5.3 million, outstanding stock options were 3.6 million, unvested RSAs and PSAs were 0.6 million, shares expected to be purchased on June 30, 2024 under the 2014 ESPP were 0.2 million and shares of common stock underlying the 2027 Notes was 8.9 million, based upon the initial conversion price.
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

As of March 31, 2024, we had capital resources of $277.1 million consisting of cash, cash equivalents, and short-term investments. To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement and payments received from collaboration arrangements. We also have remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of March 31, 2024. We believe that our existing capital resources will be sufficient to fund the operating plan through at least the next 12 months following the issuance of this Report.

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

See “Part 1. Item 1A. Risk Factors—We have incurred significant losses since our inception and we anticipate that we will continue to incur GAAP operating losses for the foreseeable future and may not achieve or maintain profitability in the future” in our FY2023 Form 10-K for additional information.

Critical Accounting Policies and Estimates
For the three months ended March 31, 2024, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our FY2023 Form 10-K.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2024, from those as of December 31, 2023 as reported in our FY2023 Form 10-K.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes. For the three months ended March 31, 2024, our exposure to market risk did not change materially from what was disclosed in Item 7A in our FY2023 Form 10-K.
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
Changes in Internal Control over Financial Reporting
For the three months ended March 31, 2024, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss, and on March 30, 2024, the Court granted the motion with leave for the plaintiff to amend the complaint. On May 1, 2024, the plaintiff filed an amended complaint, which asserted similar claims to those in the prior complaint.

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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully read and consider the risks we describe in Part I, Item 1A of our FY2023 Form 10-K, as well as all other information included in this Report, including our condensed consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before you decide to purchase shares of our common stock. If any of the those risks actually occurs, our business, prospects, financial condition and operating results could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our Section 16 officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 15, 2023	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1+	Amendment No. 2 to the Technology Transfer, Validation and Commercial Fill/Finish Services Agreement dated February 26, 2024, by and between Revance Therapeutics, Inc. and Ajinomoto Althea, Inc.	8-K	001-36297	10.1	February 28, 2024	—
10.2*	Separation Agreement, dated February 23, 2024, by and between Revance Therapeutics, Inc. and Dustin Sjuts	8-K	001-36297	10.2	February 28, 2024	—
10.3*	Offer Letter dated September 29, 2022 by and between Revance Therapeutics, Inc. and David Hollander, MD	—	—	—	—	X
10.4*	Offer Letter dated February 21, 2023 by and between Revance Therapeutics, Inc. and Erica Jordan	—	—	—	—	X
10.5*	Revance Therapeutics, Inc. Executive Severance Benefit Plan, Amended and Restated effective February 7, 2024	8-K	001-36297	10.1	February 13, 2024	—
10.6*	Revance Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REVANCE THERAPEUTICS, INC.

Date: May 9, 2024	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)