Form 10-Q
period 2024-06-30
Revance Therapeutics, Inc.
filed 2024-08-08
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2024: 104,823,331

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
“Allergan” means Allergan, Inc.
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
i

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
“Products” means DAXXIFY® and the RHA® Collection of dermal fillers.
“PSAs” means a performance stock award.
“PSUs” means a performance stock unit.
“Purchasers” means Athyrium and its successors and assigns.
“RHA® Collection of dermal fillers” means RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds; and RHA® Redensity.
ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,453	$137,329
Restricted cash, current	275	550
Short-term investments	150,791	116,586
Accounts receivable, net	36,088	27,660
Inventories	68,287	45,579
Prepaid expenses and other current assets	10,668	9,308
Current assets of discontinued operations	2,610	1,853
Total current assets	350,172	338,865
Property and equipment, net	16,665	17,225
Intangible assets, net	8,180	9,270
Operating lease right-of-use assets	49,746	53,167
Finance lease right-of-use asset	26,200	19,815
Restricted cash, non-current	5,895	5,995
Finance lease prepaid expense	37,645	32,383
Other non-current assets	296	321
Non-current assets of discontinued operations	—	1,413
TOTAL ASSETS	$494,799	$478,454
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,985	$13,554
Accruals and other current liabilities	47,172	52,863
Deferred revenue, current	9,610	10,737
Operating lease liabilities, current	6,393	5,703
Finance lease liability, current	17,717	2,651
Debt, current	7,500	2,500
Current liabilities of discontinued operations	255	1,216
Total current liabilities	93,632	89,224
Debt, non-current	423,086	426,595
Deferred revenue, non-current	67,968	70,419
Operating lease liabilities, non-current	36,940	40,985
Other non-current liabilities	2,911	2,835
TOTAL LIABILITIES	624,537	630,058
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 104,810,881 and 87,962,765 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	105	88
Additional paid-in capital	2,039,168	1,926,654
Accumulated other comprehensive gain (loss)	(26)	14
Accumulated deficit	(2,168,985)	(2,078,360)
TOTAL STOCKHOLDERS’ DEFICIT	(129,738)	(151,604)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$494,799	$478,454
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$65,328	$54,393	$117,047	$100,051
Collaboration revenue	61	20	278	136
Total revenue, net	65,389	54,413	117,325	100,187
Operating expenses:
Cost of product revenue (exclusive of amortization)	17,635	17,607	32,546	30,094
Selling, general and administrative	65,822	74,812	134,736	136,732
Research and development	15,902	17,624	30,295	35,156
Amortization	546	717	1,091	1,262
Total operating expenses	99,905	110,760	198,668	203,244
Loss from continuing operations	(34,516)	(56,347)	(81,343)	(103,057)
Interest income	3,179	3,148	6,175	6,118
Interest expense	(5,679)	(4,368)	(10,935)	(8,865)
Other expense, net	(453)	(599)	(891)	(833)
Net loss from continuing operations	(37,469)	(58,166)	(86,994)	(106,637)
Net loss from discontinued operations	(4)	(9,152)	(3,631)	(20,474)
Total net loss	(37,473)	(67,318)	(90,625)	(127,111)
Unrealized gain (loss)	(1)	64	(40)	313
Comprehensive loss	$(37,474)	$(67,254)	$(90,665)	$(126,798)

Basic and diluted net loss per share:
Continuing operations	$(0.36)	$(0.70)	$(0.89)	$(1.29)
Discontinued operations	—	(0.10)	(0.04)	(0.25)
Total net loss per basic and diluted share	$(0.36)	$(0.80)	$(0.93)	$(1.54)

Basic and diluted weighted-average number of shares used in computing net loss per share	103,870,235	83,685,919	97,894,625	82,417,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	104,409,798	104	84,017,208	84	87,962,765	88	82,385,810	82
Issuance of common stock in connection with follow-on offering	—	—	—	—	16,000,000	16	—	—
Issuance of common stock related to stock awards, net of cancellation	159,756	1	460,569	1	657,600	1	1,648,817	2
Issuance of common stock relating to employee stock purchase plan	240,272	—	157,313	—	240,272	—	157,313	—
Issuance of common stock upon exercise of stock options	12,801	—	109,185	—	20,523	—	671,224	1
Shares withheld related to net settlement of stock awards	(11,746)	—	(18,055)	—	(70,279)	—	(136,944)	—
Issuance of common stock related to ATM	—	—	3,223,767	3	—	—	3,223,767	3
Balance — End of period	104,810,881	105	87,949,987	88	104,810,881	105	87,949,987	88
Additional Paid-In Capital
Balance — Beginning of period	—	2,032,760	—	1,787,535	—	1,926,654	—	1,767,266
Issuance of common stock in connection with follow-on offering, net of underwriting discounts and offering costs	—	(7)	—	—	—	97,103	—	—
Issuance of common stock relating to employee stock purchase plan	—	525	—	2,455	—	525	—	2,455
Issuance of common stock upon exercise of stock options	—	32	—	2,034	—	52	—	11,515
Shares withheld related to net settlement of stock awards	—	(40)	—	(564)	—	(442)	—	(4,294)
Issuance of common stock related to stock awards, net of cancellation	—	(1)	—	(1)	—	(1)	—	(2)
Issuance of common stock related to ATM, net of commissions and issuance costs	—	—	—	99,956	—	—	—	99,956
Stock-based compensation	—	5,899	—	16,829	—	15,277	—	31,318
Other	—	—	—	—	—	—	—	30
Balance — End of period	—	2,039,168	—	1,908,244	—	2,039,168	—	1,908,244
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) — (Continued)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Other Accumulated Comprehensive Gain (Loss)
Balance — Beginning of period	—	(25)	—	(125)	—	14	—	(374)
Unrealized gain (loss)	—	(1)	—	64	—	(40)	—	313
Balance — End of period	—	(26)	—	(61)	—	(26)	—	(61)
Accumulated Deficit
Balance — Beginning of period	—	(2,131,512)	—	(1,814,167)	—	(2,078,360)	—	(1,754,374)
Total net loss	—	(37,473)	—	(67,318)	—	(90,625)	—	(127,111)
Balance — End of period	—	(2,168,985)	—	(1,881,485)	—	(2,168,985)	—	(1,881,485)
Total Stockholders’ Equity (Deficit)	104,810,881	$(129,738)	87,949,987	$26,786	104,810,881	$(129,738)	87,949,987	$26,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Total net loss	$(90,625)	$(127,111)
Adjustments to reconcile total net loss to net cash used in operating activities:
Stock-based compensation	14,785	28,681
Depreciation and amortization	3,410	7,831
Amortization of debt discount and debt issuance costs	1,520	1,035
Amortization of discount on investments	(3,205)	(3,197)
Amortization of finance lease right-of-use asset	—	2,318
Other non-cash operating activities	1,033	498
Changes in operating assets and liabilities:
Accounts receivable	(8,411)	(5,704)
Inventories	(6,823)	(11,652)
Prepaid expenses and other current assets	(1,257)	(3,102)
Lease right-of-use assets	(18,179)	(18,949)
Other non-current assets	(3)	(3,093)
Accounts payable	(7,206)	3,703
Accruals and other liabilities	(6,989)	(19,536)
Deferred revenue	(3,578)	2,202
Lease liabilities	18,385	21,844
Other non-current liabilities	76	1,350
Net cash used in operating activities	(107,067)	(122,882)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(164,810)	(128,859)
Finance lease prepayments	(5,262)	—
Purchases of property and equipment	(2,182)	(604)
Proceeds from maturities of investments	133,656	185,247
Net cash provided by (used in) investing activities	(38,598)	55,784
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with follow-on offering, net of underwriting discounts	97,626	—
Proceeds from the exercise of stock options and employee stock purchase plan	577	13,970
Principal payments on finance lease obligations	(8,123)	(8,899)
Taxes paid related to net settlement of stock awards	(442)	(4,294)
Payment of offering costs	(224)	(224)
Proceeds from issuance of common stock in connection with ATM, net of commissions	—	100,183
Net cash provided by financing activities	89,414	100,736
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(56,251)	33,638
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period(1)	144,749	115,017
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period(1)	$88,498	$148,655
(1)Cash, cash equivalents, and restricted cash included $0.9 million of restricted cash classified as current assets of discontinued operations as of June 30, 2024, and non-current assets of discontinued operations as of December 31, 2023 on condensed consolidated balance sheets.

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
Liquidity and Financial Condition
We are not profitable and have incurred losses in each year since our inception. For the three and six months ended June 30, 2024, we had a total net loss of $37.5 million and $90.6 million, respectively. As of June 30, 2024, we had an accumulated deficit of $2.2 billion. Although we generate revenue from the sale of our Products, we expect to continue to incur U.S. GAAP operating losses for the foreseeable future.
As of June 30, 2024, we had a working capital surplus of $256.5 million and capital resources of $232.2 million consisting of cash, cash equivalents, and short-term investments. To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement, and payments received from collaboration arrangements. We also have a remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of June 30, 2024. We believe that our existing capital resources will be sufficient to fund the operating plan through at least the next 12 months following the issuance of the condensed consolidated financial statements in this Report.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Details of assets and liabilities from discontinued operations are as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Restricted cash, current	$875	$—
Accounts receivable, net	—	16
Prepaid expenses and other current assets	1,735	1,837
Total current assets of discontinued operations	$2,610	$1,853

Intangible assets, net	$—	$538
Restricted cash, non-current	—	875
Total non-currents assets of discontinued operations	$—	$1,413

Accounts payable	$—	$255
Accruals and other current liabilities	255	961
Total current liabilities of discontinued operations (1)	$255	$1,216
(1)Amount represents severance and personnel liabilities related to the exit of the Fintech Platform business. We substantially completed the restructuring activities as of March 31, 2024. Prior to the issuance of the condensed consolidated financial statements in this Report, $1.1 million was paid and the remaining $0.3 million will be paid over time through the third quarter of 2024. A summary of severance and personnel liabilities related to the exit of the Fintech Platform business, included within current liabilities of discontinued operations on the consolidated balance sheet, is as follows:

(in thousands)
Balance on December 31, 2023	$917
Severance and other personnel costs	707
Cash payments during the period	(1,369)
Balance on June 30, 2024	$255
Details of loss from discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Service revenue	$—	$3,721	$426	$7,278
Operating expenses:
Cost of service revenue (exclusive of amortization)	34	3,700	350	7,384
Selling, general and administrative (1)	(123)	2,572	1,950	6,663
Research and development (1)	93	5,183	1,757	10,828
Amortization	—	1,418	—	2,877
Net loss from discontinued operations	$(4)	$(9,152)	$(3,631)	$(20,474)
(1)The restructuring charges are included in the results of discontinued operations for the periods of our condensed consolidated financial statements presented in this Report. A summary of our restructuring charges included within our consolidated statement of operations for the three and six months ended June 30, 2024 were as follows:

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

(in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Research and development	$(76)	$336
Selling, general and administrative	17	371
Total restructuring charges (benefit)	$(59)	$707
As of June 30, 2024, we have recorded total restructuring charges of $3.6 million and impairment charges of $93.2 million in connection with the exit of the Fintech Platform business.
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Significant non-cash activities related to discontinued operations are as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities:
Stock-based compensation	$(10)	$4,243
Depreciation and amortization	$538	$4,164

3. Revenue
Our revenue is primarily generated from U.S. customers. Our product revenue is generated by transferring goods at a point in time and our collaboration revenue is generated over time.
Product Revenue, net
Our product revenue, net breakdown is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Product:
RHA® Collection of dermal fillers	$36,631	$31,767	$66,201	$62,047
DAXXIFY®	28,697	22,626	50,846	38,004
Total product revenue, net	$65,328	$54,393	$117,047	$100,051
Accounts receivable and contract liabilities from contracts with our product customers are as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Accounts receivable:
Accounts receivable, gross	$37,412	$27,975
Allowance for doubtful accounts	(1,325)	(950)
Total accounts receivable, net	$36,087	$27,025

Contract liabilities:
Deferred revenue, current	$375	$884
Total contract liabilities, current	$375	$884

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Collaboration Revenue
Viatris Agreement
Agreement Terms
We entered into the Viatris Agreement in February 2018, pursuant to which we are collaborating with Viatris exclusively, in the Viatris Territory, to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of June 30, 2024, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We estimated the transaction price for the Viatris Agreement using the most likely amount method within the scope of ASC 606. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Agreement are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. At the end of each reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value relates to the license and the license is the predominant feature in the Viatris Agreement. As of June 30, 2024, the transaction price allocated to the unfulfilled performance obligations was $30.9 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development services to be provided for the development period. For revenue recognition purposes, the development period has an estimated accounting program end date of 2030. It is possible that this period will change and is assessed at each reporting date. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments and the total project budget, for which outcomes are difficult to predict as of the date of this Report. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the three and six months ended June 30, 2024, we recognized revenue related to development services under the Viatris Agreement of $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2023, no collaboration revenue is recognized from the biosimilar program.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Fosun License Agreement
Agreement Terms
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights.
As of June 30, 2024, Fosun has paid us non-refundable upfront and other payments totaling $41.0 million before foreign withholding taxes. We are also eligible to receive (i) additional remaining contingent payments of up to $219.5 million upon the achievement of certain milestones, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third-parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of June 30, 2024, the transaction price allocated to unfulfilled performance obligation is $41.0 million. For the three and six months ended June 30, 2024, no revenue was recognized from the Fosun License Agreement. For the three and six months ended June 30, 2023, we recognized revenue of less than $0.1 million and $0.1 million, respectively, related to the Fosun License Agreement.
We will recognize revenue on the single performance obligation as control of DAXXIFY® is supplied to Fosun. Upon commencement of the transfer of control, revenue will be recognized in a pattern consistent with estimated deliveries of DAXXIFY® through the term of the arrangement, which is estimated to extend through 2040. It is possible that this period will change and is assessed at each reporting date.
Accounts receivable and contract liabilities from contracts with our collaboration customers are as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Accounts receivable:
Accounts receivable — Viatris	$—	$631
Accounts receivable — Fosun	—	4
Total accounts receivable	$—	$635

Contract liabilities:
Deferred revenue, current — Viatris	$9,235	$9,853
Total contract liabilities, current	$9,235	$9,853

Deferred revenue, non-current — Viatris	$26,993	$29,444
Deferred revenue, non-current — Fosun	40,975	40,975
Total contract liabilities, non-current	$67,968	$70,419

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Changes in our contract liabilities from contracts with our collaboration revenue customers for the six months ended June 30, 2024 are as follows:

(in thousands)
Balance on December 31, 2023	$80,272
Revenue recognized	(278)
Billings and adjustments, net	(2,791)
Balance on June 30, 2024	$77,203

4. Cash Equivalents and Short-Term Investments
The following table is a summary of our cash equivalents and short-term investments:

	June 30, 2024			December 31, 2023
in thousands	Adjusted Cost	Unrealized Loss	Fair Value	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. treasury securities	$115,120	$(9)	$115,111	$133,168	$30	$—	$133,198
Commercial paper	50,981	(10)	50,971	49,433	—	(15)	49,418
Money market funds	42,458	—	42,458	39,280	—	—	39,280
U.S. government agency obligations	16,083	(7)	16,076	3,961	—	(1)	3,960
Total cash equivalents and available-for-sale securities	$224,642	$(26)	$224,616	$225,842	$30	$(16)	$225,856

Classified as:
Cash equivalents			$73,825				$109,270
Short-term investments			150,791				116,586
Total cash equivalents and available-for-sale securities			$224,616				$225,856
As of June 30, 2024 and December 31, 2023, all of our cash equivalents and short-term investments were available-for-sale and had contractual maturities of less than one-year. There were no other-than-temporary impairments on such securities.

5. Intangible Assets, net
The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized or impaired:

	June 30, 2024
(in thousands, except for in years)	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	3.8	$32,334	$(24,154)	$8,180
Total intangible assets		$32,334	$(24,154)	$8,180

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
Amortization expense of the intangible assets in the table above were recorded on the condensed consolidated statements of operations and comprehensive loss based on the function of the associated asset. The detail breakdown of the amortization expenses on the condensed consolidated statements of operations and comprehensive loss were summarized as below:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Amortization	$546	$—	$546	$1,091	$—	$1,091
Selling, general and administrative	—	—	—	528	(528)	—
Research and development	—	—	—	10	(10)	—
Total amortization expense	$546	$—	$546	$1,629	$(538)	$1,091

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Amortization	$1,964	$(1,418)	$546	$3,968	$(2,877)	$1,091
Selling, general and administrative	797	(643)	154	2,534	(1,287)	1,247
Research and development	—	—	—	261	—	261
Total amortization expense	$2,761	$(2,061)	$700	$6,763	$(4,164)	$2,599
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Based on the amount of intangible assets as of June 30, 2024, the expected amortization expense for each of the next five fiscal years was as follows:

Year Ending December 31,	(in thousands)
2024 remaining six months	$1,092
2025	2,181
2026	2,181
2027	2,181
2028	545
2029 and thereafter	—
Total	$8,180
6. Inventories
Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials	$4,100	$3,938
Work in process	34,050	17,418
Finished goods	30,137	24,223
Total inventories	$68,287	$45,579

7. Accruals and other current liabilities
Accruals and other current liabilities consists of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accruals related to:
Compensation(1)	$21,232	$30,267
Selling, general and administrative	8,029	9,019
Research and development	6,440	5,173
Inventories	5,825	1,478
Royalty	2,242	1,919
Interest expense	1,919	1,919
Other current liabilities(1)	1,485	3,088
Total accruals and other current liabilities	$47,172	$52,863
(1)Amounts related to current liabilities of discontinued operations have been reclassified to conform to current period presentation.

8. Leases
Finance Lease
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
In February 2024, we entered into the second amendment to the ABPS Services Agreement, which extended the term of the ABPS Service Agreement through December 31, 2027, and modified our remedies with respect to conforming products and delays. In April 2024, we entered into a statement of work under the ABPS Service Agreement, and our minimum purchase obligation was established as $25.1 million for the year ending December 31, 2024 with lease term through December 31, 2024. The minimum purchase obligation is subject to reduction based on ABPS’ actual manufacturing output.
Operating Leases
Our operating leases primarily consist of non-cancellable facilities leases for research, manufacturing, and administrative functions. Our non-cancellable facilities operating leases have original lease periods expiring between 2027 and 2034, and include one or more options to renew for seven years to fourteen years. The monthly payments for our operating leases escalate over the remaining lease terms. Our lease contracts do not contain termination options, residual value guarantees or restrictive covenants.
Operating Lease Sublease Income
In May 2024, we entered into a sublease agreement pursuant to which we subleased a portion of our office space in Nashville, TN. The term of the sublease is from June 2024 to December 2034, with no options to extend. The total undiscounted payments to be received under the sublease total $5.2 million, excluding variable lease income. The sublease is accounted for as an operating lease with the corresponding income classified within “Other expense, net” on our condensed consolidated statement of operations and comprehensive loss.
Our finance and operating lease costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Finance lease:
Amortization of finance lease right-of-use asset (1)	$13,099	$1,350	$15,215	$3,668
Interest on finance lease liability	424	442	454	1,008
Variable lease cost (2)	142	—	161	374
Total finance lease costs	13,665	1,792	15,830	5,050
Operating leases:
Operating lease cost	2,769	4,312	5,542	6,519
Variable lease cost (3)	717	548	1,363	1,055
Sublease income	(41)	—	(41)	—
Total operating lease costs	3,445	4,860	6,864	7,574
Total lease cost	$17,110	$6,652	$22,694	$12,624
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As of June 30, 2024, we have $0.8 million of accounts payable related to the fill-and-finish line lease under the ABPS Service Agreement. Additionally, we have maturities of our lease liabilities as follows:

(in thousands)	Finance Lease	Operating Leases
Year Ending December 31,
2024 remaining six months	$14,894	$4,696
2025	3,178	10,854
2026	—	11,185
2027	—	4,536
2028	—	4,021
2029 and thereafter	—	24,565
Total lease payments	18,072	59,857
Less imputed interest	(355)	(16,524)
Present value of lease payments	$17,717	$43,333
Our lease contracts do not provide readily determinable implicit rates, as such, we used the estimated incremental borrowing rate based on the information available at the adoption, commencement, or remeasurement date. As of June 30, 2024, weighted-average remaining lease terms and discount rates are as follows:

	Finance Lease	Operating Leases
Weighted-average remaining lease term (years)	0.5	7.8
Weighted-average discount rate	10.0%	10.0%
Supplemental cash flow information related to the leases was as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,220	$4,188
Operating cash flows from finance lease	$313	$1,008
Financing cash flows from finance lease	$8,123	$8,899
Right-of-use assets obtained in exchange for lease liabilities
Finance lease	$21,600	$23,735
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
The PCI Supply Agreement contains a lease related to a dedicated fill-and-finish line and closely related assets for manufacturing of products because it has identified assets that are physically distinct for which we will have the right of control as defined under ASC 842. The right of control is conveyed because the embedded lease will provide us with both (i) the right to obtain substantially all of the economic benefit from the fill-and-finish line resulting from the exclusivity implied from the dedicated manufacturing capacity and (ii) the right to direct the use of the fill-and-finish line.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The embedded lease had not yet commenced as of June 30, 2024. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the PCI Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the PCI Supply Agreement. As of June 30, 2024, we have made prepayments of $37.6 million to PCI which is recorded within “Finance lease prepaid expense” in the condensed consolidated balance sheets. Based on our best estimate as of June 30, 2024, our remaining minimum commitment under the PCI Supply Agreement is $12.7 million for 2024, $14.4 million for 2025, $19.2 million for 2026, $25.8 million for 2027, $29.5 million for 2028, and $134.5 million for 2029 and thereafter in aggregate.

9. Debt

The following table provides information regarding our debt:

	June 30,	December 31,
(in thousands)	2024	2023
2027 Notes, non-current	$287,500	$287,500
Less: Unamortized debt issuance costs	(3,614)	(4,279)
Carrying amount of the 2027 Notes	283,886	283,221

Notes Payable, current	7,500	2,500
Notes Payable, non-current	142,500	147,500
Less: Unamortized debt discount	(2,149)	(2,700)
Less: Unamortized debt issuance costs	(1,151)	(1,426)
Carrying amount of Notes Payable	146,700	145,874
Total debt	$430,586	$429,095
Interest expense relating to our debt in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$4,492	$3,407	$8,961	$6,790
Amortization of debt issuance costs	486	431	969	863
Amortization of debt discount	277	87	551	172
Total interest expense	$5,255	$3,925	$10,481	$7,825
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
We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. The threshold to redeem has not been met as of June 30, 2024. No sinking fund is provided for the 2027 Notes.
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of June 30, 2024 and December 31, 2023, we had not purchased any shares under the capped call transactions.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche in an aggregate principal amount for all such Notes of $100 million. In August 2023, we entered into the First Amendment to reduce the Second Tranche from $100 million to $50 million, and we subsequently issued $50 million to the Purchasers. Additionally, the First Amendment increased the uncommitted Third Tranche from $100 million to $150 million. The uncommitted Third Tranche was available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium, which we did not draw on.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. Stockholders’ Deficit and Stock-Based Compensation
2014 EIP
On January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 3.5 million shares. For the six months ended June 30, 2024, 3.1 million shares of stock awards were granted under the 2014 EIP. As of June 30, 2024, 5.7 million shares were available for issuance under the 2014 EIP.
2014 IN
For the six months ended June 30, 2024, 0.3 million shares of stock awards were granted under the 2014 IN. As of June 30, 2024, 0.8 million shares were available for issuance under the 2014 IN.
HintMD Plan
For the six months ended June 30, 2024, no stock options or awards were granted under the HintMD Plan. As of June 30, 2024, 0.1 million shares were available for issuance under the HintMD Plan.
2014 ESPP
On January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 0.3 million shares. As of June 30, 2024, 1.7 million shares were available for issuance under the 2014 ESPP.
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
Common stock equivalents that were excluded from the computation of diluted net loss per share for both continuing and discontinued operations are presented below:

	June 30,
	2024	2023
Convertible senior notes	8,878,938	8,878,938
Unvested RSUs and PSUs	5,295,898	3,281,382
Outstanding stock options	3,693,037	4,391,679
Unvested RSAs and PSAs	652,364	1,577,981
Follow-On Offering
In March 2024, we completed a follow-on offering, pursuant to which we issued 16.0 million shares of common stock at a price to the public of $6.25 per share (except with respect to 30,000 shares sold and issued to Mark Foley, our president, chief executive officer, and director, at $6.98 per share), for net proceeds of $97.1 million, after underwriting discounts and offering costs.

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
In 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold during the six months ended June 30, 2024 from the 2022 ATM Agreement.
Stock-based Compensation Expense
The following table summarizes our stock-based compensation expense by line item in our condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Selling, general and administrative	$4,516	$167	$4,683	$12,140	$(73)	$12,067
Research and development	1,279	70	1,349	2,645	83	2,728
Total stock-based compensation expense (exclusive of capitalized stock-based compensation expense)	5,795	237	6,032	14,785	10	14,795
Capitalized stock-based compensation expense	104	—	104	492	—	492
Total stock-based compensation expense	$5,899	$237	$6,136	$15,277	$10	$15,287

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

(in thousands)	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Selling, general and administrative	$12,178	$(764)	$11,414	$22,443	$(1,474)	$20,969
Research and development	3,421	(1,349)	2,072	6,238	(2,769)	3,469
Total stock-based compensation expense (exclusive of capitalized stock-based compensation expense)	15,599	(2,113)	13,486	28,681	(4,243)	24,438
Capitalized stock-based compensation expense	1,230	—	1,230	2,637	—	2,637
Total stock-based compensation expense	$16,829	$(2,113)	$14,716	$31,318	$(4,243)	$27,075
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
11. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	June 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$115,111	$115,111	$—	$—
Money market funds	42,458	42,458	—	—
U.S. government agency obligations	16,076	16,076	—	—
Commercial paper	50,971	—	50,971	—
Total assets measured at fair value	$224,616	$173,645	$50,971	$—

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$133,198	$133,198	$—	$—
Money market funds	39,280	39,280	—	—
U.S. government agency obligations	3,960	3,960	—	—
Commercial paper	49,418	—	49,418	—
Total assets measured at fair value	$225,856	$176,438	$49,418	$—

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
The fair value of the 2027 Notes and the Notes Payable (Note 9) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and the Notes payable for disclosure purposes only. As of June 30, 2024, and December 31, 2023, the fair value of the 2027 Notes was $189.6 million and $219.2 million, respectively. As of June 30, 2024 the fair value of the Notes Payable was approximately the same as its unamortized carrying value.
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
Other Contingencies
As of June 30, 2024, we are obligated to pay BTRX up to a remaining $15.5 million upon the satisfaction of certain milestones relating to our product revenue, intellectual property, and clinical and regulatory events.

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Indemnification
We have standard indemnification agreements in the ordinary course of business. Under these indemnification agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to our technology. The term of these indemnification agreements is generally perpetual after the execution of the agreements. The maximum potential amount of future payments we are obligated to pay under other indemnification agreements is not determinable because it involves claims for indemnification that may be made against us in the future but have not been made. We have not yet incurred material costs to defend lawsuits or settle claims related to indemnification agreements.
We have indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
For the six months ended June 30, 2024 and 2023, no material amounts associated with the indemnification agreements have been recorded.
Litigation
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan's amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents. A Markman hearing was held on June 28, 2023, and a decision was issued on August 29, 2023. On September 15, 2023, U.S. Patent No. 7,332,567 was dismissed from the case with prejudice. Allergan reduced the asserted claims to claim 8 of U.S. Patent No. 7,354,740, claims 5 and 8 of U.S. Patent No. 11,203,748, claim 10 of U.S. Patent No. 11,033,625, claims 1, 4, 6, and 20 of U.S. Patent No. 11,147,878, and claim 1 of U.S. Patent No. 11,285,216 via a Stipulation and Order dated June 21, 2024.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss, and on March 30, 2024, the Court granted the motion with leave for the plaintiff to amend the complaint. On May 1, 2024, the plaintiff filed an amended complaint, which asserted similar claims to those in the prior complaint. On June 25, 2024, the Company filed a motion to dismiss the amended complaint.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We record a provision for a liability when we believe that it is both probable that a liability has incurred, and the amount can be reasonably estimated. As of both June 30, 2024 and December 31, 2023, no such provision for liabilities related to the above litigation matters were recorded on the condensed consolidated balance sheets.

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
This Report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, profitability expectations, amortization expectations, anticipated growth, milestone expectations, future expenses and cash flows, anticipated working capital requirements, market forecasts, capital expenditures, cash preservation plans, liquidity and financing requirements; our ability to comply with our debt obligations; our future financing plans and strategies; our ability to raise additional capital; our ability to develop and commercialize innovative aesthetic and therapeutic offerings; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates and third-party manufacturers, including with respect to the PAS for the PCI manufacturing facility; our opportunity in therapeutics; development of an onabotulinumtoxinA biosimilar; the process and our ability to effectively and reliably manufacture supplies of DAXXIFY®; our ability to manufacture or receive sufficient supply of our Products in order to meet commercial demand; expectations regarding DAXXIFY® Zero-cost Inventory; our ability to maintain and seek out new strategic third-party collaborations to support our goals; research and development expenses and expectations; patent defensive measures; timing and expenses related to our ongoing litigation matters; our ability to defend ourselves in ongoing litigation; international expansion, including with respect to NMPA approval of DAXXIFY® for cervical dystonia and glabellar lines; and our ability to comply with applicable laws and regulations; are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Item 1A. “Risk Factors” and elsewhere in this Report and our FY2023 Form 10-K.
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
•We have incurred significant losses since our inception and we anticipate that we will continue to incur U.S. GAAP operating losses for the foreseeable future and may not achieve or maintain profitability in the future. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock, our ability to raise capital and our ability to maintain compliance with our debt covenants. We may require substantial additional funding to continue to operate our business and achieve our goals and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
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
•We have experienced and may experience in the future compromises or failures of our information technology systems or data, or those of third-parties upon which we rely, which could adversely affect our business. Despite significant efforts to secure against such threats, it is impossible to entirely mitigate these risks.
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
Recent Developments

Revance Aesthetics
For the three and six months ended June 30, 2024, we generated $65.3 million and $117.0 million in revenue from the sale of our Products. As of June 30, 2024, we had over 7,500 aesthetic accounts and over 3,700 accounts have ordered DAXXIFY®.

DAXXIFY®
For the three and six months ended June 30, 2024, we recognized $28.7 million and $50.8 million in net product revenue from the sale of DAXXIFY®, respectively. For the three and six months ended June 30, 2023, we recognized $22.6 million and $38.0 million in product revenue from the sale of DAXXIFY®, respectively. For the three months ended June 30, 2024, the DAXXIFY® aesthetic units sold increased by 65% and 15%, compared to the three months ended June 30, 2023 and March 31, 2024, respectively.

RHA® Collection of Dermal Fillers
For the three and six months ended June 30, 2024, we recognized $36.6 million and $66.2 million in product revenue from the sale of the RHA® Collection of dermal fillers, respectively. For the three and six months ended June 30, 2023, we recognized $31.8 million and $62.0 million in product revenue from the sale of the RHA® Collection of dermal fillers, respectively.

In April 2024, the Company launched RHA® 3 for injection into the vermillion body, vermillion border and oral commissure for lip augmentation and lip fullness in adults aged 22 years and older.

Revance Therapeutics
In May 2024, the Company expanded into the U.S. therapeutics market with the commercial launch of DAXXIFY® for the treatment of cervical dystonia. As of June 30, 2024, DAXXIFY® for the treatment of cervical dystonia had coverage for over 80% of commercial lives.

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
Exit of the Fintech Platform Business
In September 2023, we commenced a plan to exit the Fintech Platform business as the costs and resources required to support the Fintech Platform no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities included elimination of Fintech Platform personnel, the termination of Fintech Platform research and development activities and an elimination of outside services expenses related to the Fintech Platform. Based on such plan, substantially all payment processing activities for Fintech Platform customers ended on January 31, 2024 and we substantially completed the activities related to winding down the remaining Fintech Platform operations as of March 31, 2024. Beginning as of March

31, 2024, the Service Segment is presented as a discontinued operation in our condensed consolidated financial statements with certain prior period amounts retrospectively revised to reflect this change. Although we discontinued the Service Segment, we do not expect the discontinuation of the Service Segment to have a material effect on our liquidity going forward. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 2 — Exit of the Fintech Platform Business” in this Report for additional information.
Results of Operations
In connection with the completion of the exit of the Fintech Platform business discussed above, the results of our Fintech Platform business have been reflected as discontinued operations in our condensed consolidated financial statements as of and for the period ended June 30, 2024. Certain prior year figures were reclassified to conform to the current period presentation. Additionally, we began operating under a single reportable segment as of March 31, 2024. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 2 — Exit of the Fintech Platform Business” in this Report for additional information. Accordingly, the results of operations discussed below no longer include a discussion of the Service Segment and the effect of the Service Segment on prior period amounts have been retrospectively revised for comparative purposes to more accurately reflect the period over period changes in our continuing operations.
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
Product Revenue
Our breakdown of revenue by Product is summarized below:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Product:
RHA® Collection of dermal fillers	$36,631	$31,767	$4,864	15%	$66,201	$62,047	$4,154	7%
DAXXIFY®	28,697	22,626	$6,071	27%	50,846	38,004	$12,842	34%
Total product revenue, net	$65,328	$54,393	$10,935	20%	$117,047	$100,051	$16,996	17%
For the three and six months ended June 30, 2024, our product revenue from the sale of the RHA® Collection of dermal fillers increased compared to the same periods in 2023 primarily due to an increase in units sold.
For the three and six months ended June 30, 2024, our product revenue from the sale of DAXXIFY® increased compared to the same periods in 2023 primarily due to an increase in units sold, partially offset by a reduction in average selling price as a result of the new pricing introduced in September 2023 and approximately $2 million of rebates recorded from the non-recurring DAXXIFY® consumer coupon program during the three months ended March 31, 2024.

Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements

(Unaudited) —Note 3—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the determined transactions price of the contract multiplied by the quotient of the cost of development services incurred over the total estimated cost of development services for the expected duration of our performance obligations. For the three and six months ended June 30, 2024, we recognized revenue related to development services under the Viatris Agreement of $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2023, no collaboration revenue was recognized from the biosimilar program.
We are also working with Fosun to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory under the Fosun License Agreement. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—Revenue,” we evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. For the three and six months ended June 30, 2024, no collaboration revenue is recognized from the Fosun License Agreement. For the three and six months ended June 30, 2023, revenue of less than $0.1 million and $0.1 million, respectively, was recognized from the Fosun License Agreement, respectively.

Operating Expenses
Operating expenses associated with the Fintech Platform business were classified as discontinued operations as discussed in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 2—Exit of the Fintech Platform Business”.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$17,635	$17,607	$28	—%	$32,546	$30,094	$2,452	8%
Selling, general and administrative	65,822	74,812	$(8,990)	(12)%	134,736	136,732	$(1,996)	(1)%
Research and development	15,902	17,624	$(1,722)	(10)%	30,295	35,156	$(4,861)	(14)%
Amortization	546	717	$(171)	(24)%	1,091	1,262	$(171)	(14)%
Total operating expenses	$99,905	$110,760	$(10,855)	(10)%	$198,668	$203,244	$(4,576)	(2)%
Cost of product revenue (exclusive of amortization)

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of product revenue (exclusive of amortization)
Purchasing and manufacturing costs	$15,748	$16,140	$(392)	(2)%	$29,209	$26,561	$2,648	10%
Distribution, royalty and other fulfillment charges	1,887	1,467	$420	29%	3,337	3,533	$(196)	(6)%
Total cost of product revenue (exclusive of amortization)	$17,635	$17,607	$28	—%	$32,546	$30,094	$2,452	8%
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
Our cost of product revenue (exclusive of amortization) for the three and six months ended June 30, 2024 increased compared to the same periods in 2023, primarily due to higher sales volume of our Products. When Zero-cost Inventory, which is further discussed below, is depleted, we expect our cost of product revenue (exclusive of amortization) associated with DAXXIFY® to increase. We also anticipate that our cost of product revenue (exclusive of amortization) associated with the RHA® Collection of dermal fillers to increase as sales volume increases.
Purchasing and manufacturing costs
For the three months ended June 30, 2024, purchasing and manufacturing costs decreased compared to the same period in 2023, primarily due to an increase in manufacturing efficiencies for DAXXIFY® in 2024, offset by higher sales volume. For the six months ended June 30, 2024, purchasing and manufacturing costs related to our Products increased compared to the same period in 2023, primarily due to the higher sales volume of our Products in 2024, partially offset by an increase in manufacturing efficiencies for DAXXIFY® in 2024.
Distribution, royalty and other fulfillment charges
For the three months ended June 30, 2024, distribution, royalty, and other fulfillment costs increased compared to the same period in 2023, primarily due to higher sales volume of our Products. For the six months ended June 30, 2024, distribution, royalty and other fulfillment charges related to the RHA® Collection of dermal fillers and DAXXIFY® decreased compared to the same period in 2023 primarily due to non-recurring costs in 2023 attributable to the DAXXIFY® launch, partially offset by higher sales volume of our Products.
Impact of Zero-cost Inventory for DAXXIFY®
For the three and six months ended June 30, 2024, the cost of product revenue (exclusive of amortization) would have increased by approximately $7 million and $13 million, respectively, if cost of product revenue (exclusive of amortization) included previously expensed inventories. For the three and six months ended June 30, 2023, the cost of product revenue (exclusive of amortization) would have increased by approximately $4 million and $8 million, respectively, if cost of product revenue (exclusive of amortization) included previously expensed inventories. We expect to utilize existing Zero-cost Inventory until depleted in the near-term. Once depleted, we expect our cost of product revenue (exclusive of amortization) associated with DAXXIFY® to increase.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Selling, general and administrative	$60,701	$64,166	$(3,465)	(5)%	$122,982	$117,770	$5,212	4%
Stock-based compensation	4,516	12,178	$(7,662)	(63)%	12,140	22,443	$(10,303)	(46)%
Depreciation and amortization	482	1,040	$(558)	(54)%	1,564	3,182	$(1,618)	(51)%
Less: selling, general, and administrative expenses classified as discontinued operations	123	(2,572)	$2,695	(105)%	(1,950)	(6,663)	$4,713	(71)%
Total selling, general and administrative expenses	$65,822	$74,812	$(8,990)	(12)%	$134,736	$136,732	$(1,996)	(1)%
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
For the three months ended June 30, 2024, selling, general and administrative expenses decreased compared to the same period in 2023, primarily due to the implementation of cost efficiency measures during the current year, partially offset by increased sales and marketing expense for therapeutics and increased legal costs. For the six months ended June 30, 2024, selling, general and administrative expenses increased compared to the same period in 2023, primarily due to increases in sales and marketing activities in preparation for our DAXXIFY® therapeutics launch as well as certain litigation matters.
Stock-based compensation
For the three and six months ended June 30, 2024, stock-based compensation included in selling, general and administrative expenses decreased $7.7 million and $10.3 million, respectively, compared to the same periods in 2023, primarily due to the (i) stock-based compensation expense recognized for the vesting of the DAXXIFY® GL Approval PSU in March 2023, (ii) impact of the exit of the Fintech Platform business, (iii) the stock-based compensation expense recognized for the vesting of certain market-based PSUs in May 2023, and (iv) lower grant-date fair value of stock awards granted in 2024 compared to 2023, partially offset by expenses associated with certain equity award modifications in selling, general and administrative functions.

Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Research and development	$14,315	$19,031	$(4,716)	(25)%	$28,652	$36,918	$(8,266)	(22)%
Stock-based compensation	1,279	3,421	$(2,142)	(63)%	2,645	6,238	$(3,593)	(58)%
Depreciation and amortization	401	355	$46	13%	755	2,828	$(2,073)	(73)%
Less: research and development expenses classified as discontinued operations	(93)	(5,183)	$5,090	(98)%	(1,757)	(10,828)	$9,071	(84)%
Total research and development expenses	$15,902	$17,624	$(1,722)	(10)%	$30,295	$35,156	$(4,861)	(14)%
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
•fees paid to clinical consultants, CROs and other vendors, including all related fees for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis; and
•other consulting fees paid to third-parties;
For the three and six months ended June 30, 2024, research and development expenses (before stock-based compensation and depreciation and amortization) decreased compared to the same periods in 2023, primarily due to the FDA approval of our PAS submission for the ABPS manufacturing facility in late March 2023 which allowed manufacturing related expenses for DAXXIFY® to be capitalized on the condensed consolidated balance sheet. Prior to the approval, such manufacturing related expenses were classified as research and development expense in the condensed consolidated statements of operations and comprehensive loss.
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
Stock-based compensation
For the three and six months ended June 30, 2024, stock-based compensation included in research and development expenses decreased compared to the same periods in 2023, primarily due to the (i) stock-based compensation expense recognized from the vesting of the DAXXIFY® GL Approval PSU in March 2023, (ii) impact of the exit of the Fintech Platform business, (iii) the stock-based compensation expense recognized for the vesting of certain market-based PSUs in May 2023; and (iv) lower grant-date fair value from stock awards granted in 2024 in comparison to 2023, offset by lower capitalized stock-based compensation in 2024.
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

Net Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Interest income	$3,179	$3,148	$31	1%	$6,175	$6,118	$57	1%
Interest expense	(5,679)	(4,368)	$(1,311)	30%	(10,935)	(8,865)	$(2,070)	23%
Other expense, net	(453)	(599)	$146	(24)%	(891)	(833)	$(58)	7%
Total net non-operating expense	$(2,953)	$(1,819)	$(1,134)	62%	$(5,651)	$(3,580)	$(2,071)	58%
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
For the three and six months ended June 30, 2024, interest expense increased compared to the same periods in 2023 due to interest associated with the issuance of the Second Tranche of the Notes payable in August 2023, and partially offset by a decrease in interest expense for our finance lease liability.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items partially offset by office lease sublease income.
Liquidity and Capital Resources

Our financial condition is summarized as follows:

(in thousands)	June 30,	December 31, 2023	Increase/(Decrease)
Cash, cash equivalents, and short-term investments	$232,244	$253,915	$(21,671)
Working capital	$256,540	$249,641	$6,899
Stockholders’ deficit	$(129,738)	$(151,604)	$(21,866)
Sources and Uses of Cash
We hold our cash, cash equivalents, and short-term investments in bank accounts and interest-bearing instruments subject to investment guidelines for high credit quality. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $232.2 million and $253.9 million, respectively, which reflected a decrease between these periods of $21.7 million. The decrease was primarily due to cash used in operating activities of $107.1 million, finance lease prepayment of $5.3 million, principal payments on a finance lease of $8.1 million, and purchases of property and equipment of $2.2 million. The decrease was primarily offset by proceeds from a follow-on public offering, net of underwriting discount of $97.6 million and other cash inflows of $3.4 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(107,067)	$(122,882)
Investing activities	$(38,598)	$55,784
Financing activities	$89,414	$100,736
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

Cash used in operating activities for six months ended June 30, 2024 consisted of approximately $212 million in expenditures related to overall operations, offset by approximately $105 million in cash receipts from our revenue. The increase in net cash used in operating activities for the six months ended June 30, 2024, compared to 2023 is primarily driven by expenditures related to supporting the Company’s commercial growth, and partially offset by an increase in cash receipt from Product sales.
Cash used in operating activities for the six months ended June 30, 2023, primarily consisted of approximately $197 million in expenditures related to overall operations and other working capital adjustments of $28 million, partially offset by approximately $102 million in net cash receipts from our Products and Services sales and other non-cash adjustments.
Cash Flows from Investing Activities
For the six months ended June 30, 2024 and 2023, net cash provided by or used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments, purchases of property and equipment and prepayments for a finance lease.
Cash Flows from Financing Activities
For the six months ended June 30, 2024, net cash provided by financing activities was driven by proceeds from follow-on public offering, net of underwriting discount, and proceeds from the exercise of stock options and employee stock purchase plan, which was offset by the principal payments on finance lease obligations, net settlement of stock awards for employee taxes, and payments of offering costs.
For the six months ended June 30, 2023, net cash provided by financing activities was driven by the proceeds from the ATM offering program, net of commissions, and the exercise of stock options and purchases of our common stock through the employee stock purchase program. The inflows were offset by the net settlement of stock awards for employee taxes, and principal payments on finance lease obligations.

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
We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. The threshold to redeem has not been met as of June 30, 2024. No sinking fund is provided for the 2027 Notes.
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

Note Purchase Agreement
In March 2022, we entered into the Note Purchase Agreement and issued the First Tranche in an aggregate principal amount for all such Notes of $100 million. In August 2023, we entered into the First Amendment to reduce the Second Tranche from $100 million to $50 million, and we subsequently issued $50 million to the Purchasers. Additionally, the First Amendment increased the uncommitted Third Tranche from $100 million to $150 million. The uncommitted Third Tranche was available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement, including the achievement of greater than or equal to $50 million in trailing twelve months revenue for DAXXIFY® preceding the date of the draw request for the Third Tranche, and approval by Athyrium, which we did not draw on.
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

Follow-On Offering
In March 2024, we completed a follow-on offering, pursuant to which we issued 16.0 million shares of common stock at a price to the public of $6.25 per share (except with respect to 30,000 shares to be sold and issued to Mark Foley, our president, chief executive officer, and director, at $6.98 per share), for net proceeds of $97.1 million, after underwriting discounts and offering costs.

ATM Offering Programs
In 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold during the three and six months ended June 30, 2024 from the 2022 ATM Agreement.
Common Stock and Common Stock Equivalents
As of July 31, 2024, outstanding shares of common stock were 104.8 million, unvested RSUs and PSUs were 5.4 million, outstanding stock options were 3.6 million, unvested RSAs and PSAs were 0.6 million and shares of common stock underlying the 2027 Notes was 8.9 million, based upon the initial conversion price.
Operating and Capital Expenditure Requirements
We expect to continue to incur U.S. GAAP operating losses for the foreseeable future as we continue to devote resources to the commercialization, research and development, manufacturing development and regulatory approval of our products.

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

As of June 30, 2024, we had capital resources of $232.2 million consisting of cash, cash equivalents, and short-term investments. To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement and payments received from collaboration arrangements. We also have remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of June 30, 2024. We believe that our existing capital resources will be sufficient to fund the operating plan through at least the next 12 months following the issuance of this Report.

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

See “Part 1. Item 1A. Risk Factors—We have incurred significant losses since our inception and we anticipate that we will continue to incur U.S. GAAP operating losses for the foreseeable future and may not achieve or maintain profitability in the future” in our FY2023 Form 10-K for additional information.

Critical Accounting Policies and Estimates
For the six months ended June 30, 2024, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our FY2023 Form 10-K.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2024, from those as of December 31, 2023 as reported in our FY2023 Form 10-K.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes. For the six months ended June 30, 2024, our exposure to market risk did not change materially from what was disclosed in Item 7A in our FY2023 Form 10-K.

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
Changes in Internal Control over Financial Reporting
For the three months ended June 30, 2024, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan's amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents. A Markman hearing was held on June 28, 2023, and a decision was issued on August 29, 2023. On September 15, 2023, U.S. Patent No. 7,332,567 was dismissed from the case with prejudice. Allergan reduced the asserted claims to claim 8 of U.S. Patent No. 7,354,740, claims 5 and 8 of U.S. Patent No. 11,203,748, claim 10 of U.S. Patent No. 11,033,625, claims 1, 4, 6, and 20 of U.S. Patent No. 11,147,878, and claim 1 of U.S. Patent No. 11,285,216 via a Stipulation and Order dated June 21, 2024.

On December 10, 2021, a putative securities class action complaint was filed against the Company and certain of its officers on behalf of a class of stockholders who acquired the Company’s securities from November 25, 2019 to October 11, 2021, in the U.S. District Court for the Northern District of California. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of Exchange Act by making false and misleading statements regarding the manufacturing of DAXXIFY® and the timing and likelihood of regulatory approval and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The court appointed the lead plaintiff and lead counsel on September 7, 2022. The lead plaintiff filed an amended complaint on November 7, 2022. On January 23, 2023, we filed a motion to dismiss, and on March 30, 2024, the Court granted the motion with leave for the plaintiff to amend the complaint. On May 1, 2024, the plaintiff filed an amended complaint, which asserted similar claims to those in the prior complaint. On June 25, 2024, the Company filed a motion to dismiss the amended complaint.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our Section 16 officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

REVANCE THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)