Form 10-Q
period 2024-09-30
Revance Therapeutics, Inc.
filed 2024-11-07
CIK 1479290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2024: 104,902,388

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
“Allergan” means Allergan, Inc.
“ANZ Distribution Agreement” means the Exclusive Distribution Agreement by and among the Company, Teoxane, and Revance Australia Pty. Ltd., dated as of October 24, 2024.
“ASC” means the Accounting Standards Codification as set forth by the Financial Accounting Standards Board.
“ASU” means Accounting Standards Update issued by the FASB.
“Athyrium” means Athyrium Buffalo LP.
“ATM” means at-the-market offering program.
“BTRX” means Botulinum Toxin Research Associates, Inc.
“Buyer Parties” means Crown and Merger Sub.
“Consolidated Teoxane Distribution Net Product Sales” has the meaning set forth in the Note Purchase Agreement.
“consumers” means the patients of our aesthetic practice customers.
“Cowen” means Cowen and Company, LLC.
“CROs” means contract research organizations.
“Crown” means Crown Laboratories, Inc., a Delaware corporation.
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
i

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
“Merger” means the pending merger by and between Crown, Merger Sub and the Company pursuant to the Merger Agreement, whereby Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Crown.
“Merger Agreement” means the Agreement and Plan of Merger entered into by and between Crown, Merger Sub and the Company as of August 11, 2024, as amended from time to time.
“Merger Sub” means Reba Merger Sub, Inc., a Delaware corporation.
“Minimum Cash Covenant” means the financial covenant under the Note Purchase Agreement to maintain at least $30.0 million of unrestricted cash and cash equivalents in accounts subject to a control agreement in favor of Athyrium at all times.
“Minimum Condition” means the closing condition that a majority of the voting power of the Company common stock be validly tendered as of the expiration of the Offer.
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
“NPA Effective Date” means the effective date of the Note Purchase Agreement, March 18, 2022.
“Offer” means the tender offer to be commenced by Crown to purchase all of the outstanding shares of common stock of the Company, pursuant to the Merger Agreement.

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
“Revance Australia” means Revance Australia Pty. Ltd., a wholly owned subsidiary of the Company.
“RHA® Collection of dermal fillers” means RHA® 2, RHA® 3 and RHA® 4, which have been approved by the FDA for the correction of moderate to severe dynamic facial wrinkles and folds; and RHA® Redensity. The RHA® Collection of dermal fillers is manufactured in Switzerland by Teoxane.
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
“Settlement Agreement” means the Settlement and Release Agreement by and between the Company and Teoxane, dated as of October 24, 2024.
“Sixth Amendment” means the Sixth Amendment to the Teoxane Agreement, dated as of October 24, 2024.
“Superior Proposal” means any bona fide written offer for at least 50% of the Company that is reasonably likely to be consummated and, if consummated, would be more favorable from a financial point of view to the Company’s stockholders than the transactions contemplated by the Merger Agreement, taking into account any factors the Board deems appropriate and after considering revisions to the Merger Agreement committed to in writing by Crown in response to such acquisition proposal.
“TGA” means the Australian Therapeutics Goods Administration.

“Third Tranche” means the uncommitted tranche of additional Notes Payable in an aggregate amount of up to $150.0 million, which was available until March 31, 2024, subject to the satisfaction of certain conditions set forth in the Note Purchase Agreement.
“Teoxane” means Teoxane SA.
“Teoxane Agreement” means the exclusive distribution agreement by and between Revance and Teoxane, dated January 10, 2020, as amended on September 30, 2020, December 22, 2020, December 22, 2022, June 13, 2024, July 29, 2024 and October 24, 2024.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,585	$137,329
Restricted cash, current	465	550
Short-term investments	125,491	116,586
Accounts receivable, net	48,263	27,660
Inventories	85,213	45,579
Prepaid expenses and other current assets	9,935	9,308
Current assets of discontinued operations	1,735	1,853
Total current assets	329,687	338,865
Property and equipment, net	15,897	17,225
Intangible assets, net	7,634	9,270
Operating lease right-of-use assets	47,996	53,167
Finance lease right-of-use asset	13,100	19,815
Restricted cash, non-current	5,564	5,995
Finance lease prepaid expense	41,514	32,383
Other non-current assets	172	321
Non-current assets of discontinued operations	—	1,413
TOTAL ASSETS	$461,564	$478,454
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$12,335	$13,554
Accruals and other current liabilities	34,022	52,863
Deferred revenue, current	6,329	10,737
Operating lease liabilities, current	6,372	5,703
Finance lease liability, current	10,841	2,651
Debt, current	10,150	2,500
Current liabilities of discontinued operations	—	1,216
Total current liabilities	80,049	89,224
Debt, non-current	421,041	426,595
Deferred revenue, non-current	85,550	70,419
Operating lease liabilities, non-current	35,043	40,985
Other non-current liabilities	2,911	2,835
TOTAL LIABILITIES	624,594	630,058
Commitments and Contingencies (Note 13)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share — 5,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share — 190,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 104,895,611 and 87,962,765 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	105	88
Additional paid-in capital	2,043,893	1,926,654
Accumulated other comprehensive gain	72	14
Accumulated deficit	(2,207,100)	(2,078,360)
TOTAL STOCKHOLDERS’ DEFICIT	(163,030)	(151,604)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$461,564	$478,454
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$58,827	$54,109	$175,874	$154,160
Collaboration revenue	1,052	3	1,330	139
Total revenue, net	59,879	54,112	177,204	154,299
Operating expenses:
Cost of product revenue (exclusive of amortization)	17,633	16,821	50,179	46,915
Selling, general and administrative	62,578	65,791	197,314	202,523
Research and development	11,379	8,688	41,674	43,844
Amortization	545	374	1,636	1,636
Total operating expenses	92,135	91,674	290,803	294,918
Loss from continuing operations	(32,256)	(37,562)	(113,599)	(140,619)
Interest income	2,631	3,733	8,806	9,851
Interest expense	(6,732)	(5,093)	(17,667)	(13,958)
Other expense, net	(258)	(223)	(1,149)	(1,056)
Loss from continuing operations before income taxes	(36,615)	(39,145)	(123,609)	(145,782)
Income tax provision	(1,500)	(300)	(1,500)	(300)
Net loss from continuing operations	(38,115)	(39,445)	(125,109)	(146,082)
Net loss from discontinued operations	—	(101,731)	(3,631)	(122,205)
Total net loss	(38,115)	(141,176)	(128,740)	(268,287)
Unrealized gain	98	48	58	361
Comprehensive loss	$(38,017)	$(141,128)	$(128,682)	$(267,926)

Basic and diluted net loss per share:
Continuing operations	$(0.37)	$(0.46)	$(1.25)	$(1.74)
Discontinued operations	—	(1.17)	(0.04)	(1.46)
Total net loss per basic and diluted share	$(0.37)	$(1.63)	$(1.29)	$(3.20)

Basic and diluted weighted-average number of shares used in computing net loss per share	104,212,891	86,613,425	100,016,088	83,816,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance — Beginning of period	104,810,881	105	87,949,987	88	87,962,765	88	82,385,810	82
Issuance of common stock in connection with follow-on offering	—	—	—	—	16,000,000	16	—	—
Issuance of common stock related to stock awards, net of cancellation	98,306	—	40,639	—	755,906	1	1,689,456	2
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	240,272	—	157,313	—
Issuance of common stock upon exercise of stock options	1,769	—	23,076	—	22,292	—	694,300	1
Shares withheld related to net settlement of stock awards	(15,345)	—	(200,387)	—	(85,624)	—	(337,331)	—
Issuance of common stock related to ATM	—	—	—	—	—	—	3,223,767	3
Balance — End of period	104,895,611	105	87,813,315	88	104,895,611	105	87,813,315	88
Additional Paid-In Capital
Balance — Beginning of period	—	2,039,168	—	1,908,244	—	1,926,654	—	1,767,266
Issuance of common stock in connection with follow-on offering, net of underwriting discounts and offering costs	—	—	—	—	—	97,103	—	—
Issuance of common stock relating to employee stock purchase plan	—	—	—	—	—	525	—	2,455
Issuance of common stock upon exercise of stock options	—	5	—	58	—	57	—	11,573
Shares withheld related to net settlement of stock awards	—	(92)	—	(3,774)	—	(534)	—	(8,068)
Issuance of common stock related to stock awards, net of cancellation	—	—	—	—	—	(1)	—	(2)
Issuance of common stock related to ATM, net of commissions and issuance costs	—	—	—	—	—	—	—	99,956
Stock-based compensation	—	4,812	—	11,857	—	20,089	—	43,175
Other	—	—	—	—	—	—	—	30
Balance — End of period	—	2,043,893	—	1,916,385	—	2,043,893	—	1,916,385
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) — (Continued)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Other Accumulated Comprehensive Gain (Loss)
Balance — Beginning of period	—	(26)	—	(61)	—	14	—	(374)
Unrealized gain	—	98	—	48	—	58	—	361
Balance — End of period	—	72	—	(13)	—	72	—	(13)
Accumulated Deficit
Balance — Beginning of period	—	(2,168,985)	—	(1,881,485)	—	(2,078,360)	—	(1,754,374)
Total net loss	—	(38,115)	—	(141,176)	—	(128,740)	—	(268,287)
Balance — End of period	—	(2,207,100)	—	(2,022,661)	—	(2,207,100)	—	(2,022,661)
Total Stockholders’ Equity (Deficit)	104,895,611	$(163,030)	87,813,315	$(106,201)	104,895,611	$(163,030)	87,813,315	$(106,201)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVANCE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Total net loss	$(128,740)	$(268,287)
Adjustments to reconcile total net loss to net cash used in operating activities:
Stock-based compensation	19,367	38,968
Depreciation and amortization	4,662	9,956
Amortization of debt discount, issuance costs, and exit fee	3,516	1,639
Amortization of discount on investments	(5,000)	(5,134)
Amortization of finance lease right-of-use asset	—	2,318
Goodwill and intangible asset impairment	—	93,182
Other non-cash operating activities	1,004	572
Changes in operating assets and liabilities:
Accounts receivable	(20,586)	(14,075)
Inventories	(10,297)	(18,068)
Prepaid expenses and other current assets	(526)	(12,015)
Lease right-of-use assets	(16,429)	(39,368)
Other non-current assets	(2)	1,000
Accounts payable	(2,283)	(127)
Accruals and other liabilities	(20,110)	(6,289)
Deferred revenue	10,723	4,242
Lease liabilities	16,468	36,292
Other non-current liabilities	76	1,350
Net cash used in operating activities	(148,157)	(173,844)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(227,022)	(179,922)
Finance lease prepayments	(9,131)	(3,383)
Purchases of property and equipment	(2,243)	(5,107)
Proceeds from maturities of investments	223,091	295,782
Net cash provided by (used in) investing activities	(15,305)	107,370
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with follow-on offering, net of underwriting discounts	97,626	—
Proceeds from the exercise of stock options and employee stock purchase plan	582	14,028
Principal payments on finance lease obligations	(12,572)	(15,513)
Payment of debt principal and exit fee	(1,269)	—
Taxes paid related to net settlement of stock awards	(534)	(8,068)
Payment of offering costs	(506)	(849)
Proceeds from issuance of common stock in connection with ATM, net of commissions	—	100,183
Proceeds from issuance of notes payable, net of debt discount	—	48,415
Net cash provided by financing activities	83,327	138,196
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(80,135)	71,722
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period(1)	144,749	115,017
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period(1)	$64,614	$186,739
(1)Cash, cash equivalents, and restricted cash included $0.9 million of restricted cash classified as non-current assets of discontinued operations as of December 31, 2023 on condensed consolidated balance sheets.

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
Liquidity and Going Concern
We are not profitable and have incurred losses in each year since our inception. For the three and nine months ended September 30, 2024, we had a total net loss of $38.1 million and $128.7 million, respectively. As of September 30, 2024, we had an accumulated deficit of $2.2 billion. Although we generate revenue from the sale of our Products, we expect to continue to incur operating losses for the foreseeable future.
As of September 30, 2024, we had a working capital surplus of $249.6 million and capital resources of $184.1 million consisting of cash, cash equivalents, and short-term investments. To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement, and payments received from collaboration arrangements. We also have a remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of September 30, 2024.
In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of our financial statements. Our forecasted liquidity is based on our current operating plan and excludes any impact from the pending consummation of the Merger. Based on that plan and excluding any impact of the pending consummation of the Merger, our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report. Also, we are required to maintain compliance with the Minimum Cash Covenant in accordance with the terms of the Note Purchase Agreement (see Note 10). As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern.
In order to mitigate the substantial doubt to continue as a going concern, we may be required to refinance our debt, conduct additional financings, restructure operations, sell assets or reduce our operating expenses. If we are unable to generate sufficient revenue to fulfill our operating plan, secure additional capital when needed or sufficiently reduce our operating expenses, we may be unable to comply with the Minimum Cash Covenant or continue to operate our business.
The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.
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
The requirements for reporting the exit of the Fintech Platform business (Note 3) as a discontinued operation were met in the first quarter of 2024. As a result, the Fintech Platform business is presented in the condensed consolidated statement of operations and condensed consolidated balance sheet as discontinued operations for all periods presented. Unless indicated otherwise, the information in the notes to the condensed consolidated financial statements relates to continuing operations. The Company operates under one reportable segment as a result of discontinuing the Service Segment.
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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expense. This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. We are currently evaluating the impact of ASU 2024-03 on our financial statement presentation and disclosures.

2. Pending Merger
On August 11, 2024, the Company and the Buyer Parties entered into the Merger Agreement, pursuant to which Crown will cause Merger Sub to commence the Offer as promptly as practicable, but in no event later than fifteen business days after the date of the Merger Agreement or such other date as may be agreed to between the Company and Crown, to purchase all of our outstanding shares of common stock, par value $0.001 per share (each a “Share” and collectively, the “Shares”) at a price of $6.66 per Share, in cash, without interest and less any required tax withholding. As a result of discussions between the Company and Teoxane regarding an alleged breach of the Teoxane Agreement, the Buyer Parties extended the date by which Merger Sub was obligated to commence the tender offer for all of the Shares pursuant to the Merger Agreement. The Company and Crown agreed to extend the Offer commencement date to November 12, 2024. The Merger Agreement contemplates that, as soon as practicable following the consummation of the Offer, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Crown. The Offer has not commenced. If the Offer commences, consummation of the Offer and closing of the Merger will remain subject to customary closing conditions, including (i) the Minimum Condition; (ii) the absence of any order, injunction or law prohibiting the Offer or the closing of the Merger; (iii) obtaining applicable approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which approval has already been received; and (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, and compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger.
Impact on Debt Commitments
2027 Notes and Capped Call Transactions
Pursuant to the 2027 Notes, if we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. See Note 10 for additional information. Within the time periods required by the terms of the Indenture, we have agreed to deliver any notices (including with respect to holders’ rights to require repurchase or conversion of the convertible notes), certificates, supplemental indentures and other documents that might be required under the Indenture and take all other actions that are required under the terms of the 2027 Notes, the Indenture or under applicable law, including as a result of the transactions contemplated by the Merger Agreement, to the extent constituting a “Fundamental Change” or “Make-Whole Fundamental Change” (as such terms are defined in the Indenture).
Concurrently with the 2027 Notes, we entered into capped call transactions with the option counterparties and used the net proceeds from the 2027 Notes to pay the cost of the capped call transactions. See Note 10 for additional information. Prior to the effective time of the pending Merger, we have agreed to cooperate with, and assist Crown, upon Crown’s request, in terminating our outstanding capped call confirmations (collectively, the “capped calls”) at, or as promptly as practicable following, the effective time. Prior to the effective time of the Merger, we have also agreed to reasonably cooperate with and assist Crown in connection with discussions, negotiations or agreements with the counterparties to the capped calls with respect to any determination, adjustment, cancellation, termination, exercise, settlement or computation in connection with the capped calls, including with respect to any cash amounts or shares of our common stock that may be receivable by us pursuant to the capped calls. We have further agreed to not (i) enter into any binding agreements in respect of the capped calls, (ii) agree to any amendments, modifications or other changes to the terms of the capped calls, or (iii) exercise any right

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
we may have to terminate, or to trigger an early settlement of, any of the capped calls (other than in connection with an early conversion of any convertible notes or the occurrence of an event of default with respect to a counterparty to the capped call), in each case without the prior written consent of Crown, which shall not be unreasonably withheld or delayed.

Note Purchase Agreement

Pursuant to the Merger Agreement, upon the closing of the pending Merger, the Buyer Parties agreed to discharge the indebtedness under the Note Purchase Agreement.

3. Exit of the Fintech Platform Business
In September 2023, we commenced a plan to exit the Fintech Platform business as the costs and resources required to support the Fintech Platform no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities included elimination of Fintech Platform personnel, the termination of Fintech Platform research and development activities and an elimination of outside services expenses related to the Fintech Platform. Based on such plan, substantially all payment processing activities for Fintech Platform customers ended on January 31, 2024 and we substantially completed the remaining activities to wind-down the Fintech Platform operations as of March 31, 2024.
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
Details of assets and liabilities from discontinued operations are as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Accounts receivable, net	$—	$16
Prepaid expenses and other current assets	1,735	1,837
Total current assets of discontinued operations	$1,735	$1,853

Intangible assets, net	$—	$538
Restricted cash, non-current	—	875
Total non-currents assets of discontinued operations	$—	$1,413

Accounts payable	$—	$255
Accruals and other current liabilities	—	961
Total current liabilities of discontinued operations (1)	$—	$1,216
(1)Amount represents severance and personnel liabilities related to the exit of the Fintech Platform business. We substantially completed the restructuring activities as of March 31, 2024. A summary of severance and personnel liabilities related to the exit of the Fintech Platform business, included within current liabilities of discontinued operations on the condensed consolidated balance sheet, is as follows:

(in thousands)
Balance on December 31, 2023	$917
Severance and other personnel costs	707
Cash payments during the period	(1,624)
Balance on September 30, 2024	$—

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Details of loss from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Service revenue	$—	$2,664	$426	$9,942
Operating expenses:
Cost of service revenue (exclusive of amortization)	—	2,592	350	9,976
Selling, general and administrative (1)	—	3,303	1,950	9,966
Research and development (1)	—	4,372	1,757	15,200
Goodwill impairment	—	77,175	—	77,175
Intangible asset impairment	—	16,007	—	16,007
Amortization	—	946	—	3,823
Net loss from discontinued operations	$—	$(101,731)	$(3,631)	$(122,205)
(1)The restructuring charges are included in the results of discontinued operations for the periods of our condensed consolidated financial statements presented in this Report. A summary of our restructuring charges included within our consolidated statement of operations for the three and nine months ended September 30, 2024 were as follows:

(in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Research and development	$—	$336
Selling, general and administrative	—	371
Total restructuring charges	$—	$707
As of September 30, 2024, we have recorded total restructuring charges of $3.6 million and impairment charges of $93.2 million in connection with the exit of the Fintech Platform business.
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. Significant non-cash activities related to discontinued operations are as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities:
Stock-based compensation	$(10)	$5,620
Depreciation and amortization	$538	$3,823

4. Revenue
Our revenue is primarily generated from U.S. customers. Our product revenue is generated by transferring goods at a point in time and our collaboration revenue is generated over time.
Product Revenue, net
Our product revenue, net breakdown is summarized below:

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Product:
RHA® Collection of dermal fillers	$30,503	$32,133	$96,704	$94,180
DAXXIFY®	28,324	21,976	79,170	59,980
Total product revenue, net	$58,827	$54,109	$175,874	$154,160
Accounts receivable and contract liabilities from contracts with our product customers are as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Accounts receivable:
Accounts receivable, gross	$35,961	$27,975
Allowance for doubtful accounts	(1,544)	(950)
Total accounts receivable, net	$34,417	$27,025

Contract liabilities:
Deferred revenue, current	$383	$884
Total contract liabilities, current	$383	$884
Collaboration Revenue
Viatris Agreement
Agreement Terms
We entered into the Viatris Agreement in February 2018, pursuant to which we are collaborating with Viatris exclusively, in the Viatris Territory, to develop, manufacture, and commercialize an onabotulinumtoxinA biosimilar.
Viatris has paid us an aggregate of $60 million in non-refundable upfront and milestone fees as of September 30, 2024, and the agreement provides for additional remaining contingent payments of up to $70 million in the aggregate, upon the achievement of certain clinical and regulatory milestones and of specified, tiered sales milestones of up to $225 million. The payments do not represent a financing component for the transfer of goods or services. In addition, Viatris is required to pay us low to mid-double digit royalties on any sales of the biosimilar in the U.S., mid-double digit royalties on any sales in Europe, and high single-digit royalties on any sales in other ex-U.S. Viatris territories. However, we have agreed to waive royalties for U.S. sales, up to a maximum of $50 million in annual sales, during the first approximately four years after commercialization to defray launch costs.
Revenue Recognition
We estimated the transaction price for the Viatris Agreement using the most likely amount method within the scope of ASC 606. In order to determine the transaction price, we evaluated all of the payments to be received during the duration of the contract, which included milestones and consideration payable by Viatris. Other than the upfront payment, all other milestones and consideration we may earn under the Viatris Agreement are subject to uncertainties related to development achievements, Viatris’ rights to terminate the agreement, and estimated effort for cost-sharing payments. Components of such estimated effort for cost-sharing payments include both internal and external costs. Consequently, the transaction price does not include any milestones and considerations that, if included, could result in a probable significant reversal of revenue when related uncertainties become resolved. At the end of each reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Sales-based milestones and royalties are not included in the transaction price until the sales occur because the underlying value

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
relates to the license and the license is the predominant feature in the Viatris Agreement. As of September 30, 2024, the transaction price allocated to the unfulfilled performance obligations was $30.0 million.
We recognize revenue and estimate deferred revenue based on the cost of development service incurred over the total estimated cost of development services to be provided for the development period. For revenue recognition purposes, the development period has an estimated accounting program end date of 2030. It is possible that this period will change and is assessed at each reporting date. ASC Topic 606, Revenue from Contracts with Customers (ASC 606) requires that an entity include a constraint on the amount of variable consideration included in the transaction price. Variable consideration is considered “constrained” if there is a potential for significant reversal of cumulative revenue recognized. As part of the constraint evaluation, we considered numerous factors, including a shift in certain responsibilities between the two parties which would result in changes to the net cost sharing payments and the total project budget, for which outcomes are difficult to predict as of the date of this Report. We will continue to evaluate the variable transaction price and related revenue recognition in each reporting period and as the above uncertainties are resolved or other changes in circumstances occur. For the three and nine months ended September 30, 2024, we recognized revenue related to development services under the Viatris Agreement of $1.0 million and $1.3 million, respectively. For the three and nine months ended September 30, 2023, no collaboration revenue is recognized from the biosimilar program.
Fosun License Agreement
Agreement Terms
In December 2018, we entered into the Fosun License Agreement with Fosun, whereby we granted Fosun the exclusive rights to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory and certain sublicense rights.
As of September 30, 2024, Fosun has paid us non-refundable upfront and other payments totaling $41.0 million before foreign withholding taxes. Upon China’s NMPA approval of DAXXIFY® for the improvement of glabellar lines in September 2024, Fosun was obligated to pay us a milestone payment of $13.5 million, net of $1.5 million foreign withholding taxes, which we received in October 2024. We are also eligible to receive (i) additional remaining contingent payments of up to $204.5 million upon the achievement of certain milestones, and (ii) tiered royalty payments in low double digits to high teen percentages on annual net sales. The royalty percentages are subject to reduction in the event that (i) we do not have any valid and unexpired patent claims that cover the product in the Fosun Territory, (ii) biosimilars of the product are sold in the Fosun Territory or (iii) Fosun needs to pay compensation to third-parties to either avoid patent infringement or market the product in the Fosun Territory.
Revenue Recognition
We estimated the transaction price for the Fosun License Agreement using the most likely amount method. We evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. We will re-evaluate the transaction price at each reporting period and upon a change in circumstances. As of September 30, 2024, the transaction price allocated to unfulfilled performance obligation is $56.0 million. For the three and nine months ended September 30, 2024, no revenue was recognized from the Fosun License Agreement. For the three and nine months ended September 30, 2023, we recognized revenue of less than $0.1 million and $0.1 million, respectively, related to the Fosun License Agreement.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Accounts receivable and contract liabilities from contracts with our collaboration customers are as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Accounts receivable:
Accounts receivable, net — Viatris	$346	$631
Accounts receivable, net — Fosun	13,500	4
Total accounts receivable, net	$13,846	$635

Contract liabilities:
Deferred revenue, current — Viatris	$5,723	$9,853
Deferred revenue, current — Fosun	223	—
Total contract liabilities, current	$5,946	$9,853

Deferred revenue, non-current — Viatris	$29,798	$29,444
Deferred revenue, non-current — Fosun	55,752	40,975
Total contract liabilities, non-current	$85,550	$70,419
Changes in our contract liabilities from contracts with our collaboration revenue customers for the nine months ended September 30, 2024 are as follows:

(in thousands)
Balance on December 31, 2023	$80,272
Revenue recognized	(1,330)
Billings and adjustments, net	12,554
Balance on September 30, 2024	$91,496

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. Cash Equivalents and Short-Term Investments
The following table is a summary of our cash equivalents and short-term investments:

	September 30, 2024			December 31, 2023
in thousands	Adjusted Cost	Unrealized Gain	Fair Value	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. treasury securities	$70,872	$54	$70,926	$133,168	$30	$—	$133,198
Commercial paper	44,790	5	44,795	49,433	—	(15)	49,418
Money market funds	45,251	—	45,251	39,280	—	—	39,280
U.S. government agency obligations	13,744	13	13,757	3,961	—	(1)	3,960
Total cash equivalents and available-for-sale securities	$174,657	$72	$174,729	$225,842	$30	$(16)	$225,856

Classified as:
Cash equivalents			$49,238				$109,270
Short-term investments			125,491				116,586
Total cash equivalents and available-for-sale securities			$174,729				$225,856
As of September 30, 2024 and December 31, 2023, all of our cash equivalents and short-term investments were available-for-sale and had contractual maturities of less than one-year. There were no other-than-temporary impairments on such securities.

6. Intangible Assets, net
The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized or impaired:

	September 30, 2024
(in thousands, except for in years)	Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution rights	3.5	$32,334	$(24,700)	$7,634
Total intangible assets		$32,334	$(24,700)	$7,634

	December 31, 2023
(in thousands, except for in years)	Weighted-average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Distribution rights	4.3	$32,334	$(23,064)	$—	$9,270
Internally developed technology(1)	1.5	8,918	(4,408)	(3,972)	538	(1)
Acquired developed technology	0.0	16,200	(6,525)	(9,675)	—
Customer relationships	0.0	10,300	(7,940)	(2,360)	—
Total intangible assets		$67,752	$(41,937)	$(16,007)	$9,808

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
Amortization expense of the intangible assets in the table above were recorded on the condensed consolidated statements of operations and comprehensive loss based on the function of the associated asset. The detail breakdown of the amortization expenses on the condensed consolidated statements of operations and comprehensive loss were summarized as below:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Amortization	$545	$—	$545	$1,636	$—	$1,636
Selling, general and administrative	—	—	—	528	(528)	—
Research and development	—	—	—	10	(10)	—
Total amortization expense	$545	$—	$545	$2,174	$(538)	$1,636

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations	Amortization of Intangible Assets (1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Amortization	$1,491	$(946)	$545	$5,459	$(3,823)	$1,636
Selling, general and administrative	464	(430)	34	2,998	(1,717)	1,281
Total amortization expense	$1,955	$(1,376)	$579	$8,457	$(5,540)	$2,917
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
Based on the amount of intangible assets as of September 30, 2024, the expected amortization expense for each of the next five fiscal years was as follows:

Year Ending December 31,	(in thousands)
2024 remaining three months	$546
2025	2,181
2026	2,181
2027	2,181
2028	545
2029 and thereafter	—
Total	$7,634

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
7. Inventories
Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials	$3,725	$3,938
Work in process	44,077	17,418
Finished goods	37,411	24,223
Total inventories	$85,213	$45,579

8. Accruals and other current liabilities
Accruals and other current liabilities consists of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accruals related to:
Compensation(1)	$10,372	$30,267
Selling, general and administrative	9,546	9,019
Research and development	5,916	5,173
Inventories	5,056	1,478
Royalty	1,319	1,919
Interest expense	590	1,919
Other current liabilities(1)	1,223	3,088
Total accruals and other current liabilities	$34,022	$52,863
(1)Amounts related to current liabilities of discontinued operations have been reclassified to conform to current period presentation.

9. Leases
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
Our finance and operating lease costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Finance lease:
Amortization of finance lease right-of-use asset (1)	$13,100	$3,297	$28,315	$6,965
Interest on finance lease liability	219	270	673	1,278
Variable lease cost (2)	12	62	173	436
Total finance lease costs	13,331	3,629	29,161	8,679
Operating leases:
Operating lease cost	2,766	3,138	8,308	9,657
Variable lease cost (3)	668	534	2,031	1,589
Sublease income	(124)	—	(165)	—
Total operating lease costs	3,310	3,672	10,174	11,246
Total lease cost	$16,641	$7,301	$39,335	$19,925
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
As of September 30, 2024, we have $3.2 million of accounts payable related to the fill-and-finish line lease under the ABPS Service Agreement. Additionally, we have maturities of our lease liabilities as follows:

(in thousands)	Finance Lease	Operating Leases
Year Ending December 31,
2024 remaining three months	$7,799	$1,780
2025	3,178	10,854
2026	—	11,185
2027	—	4,536
2028	—	4,021
2029 and thereafter	—	24,565
Total lease payments	10,977	56,941
Less imputed interest	(136)	(15,526)
Present value of lease payments	$10,841	$41,415
Our lease contracts do not provide readily determinable implicit rates, as such, we used the estimated incremental borrowing rate based on the information available at the adoption, commencement, or remeasurement date. As of September 30, 2024, weighted-average remaining lease terms and discount rates are as follows:

	Finance Lease	Operating Leases
Weighted-average remaining lease term (years)	0.3	7.7
Weighted-average discount rate	10.0%	10.0%
Supplemental cash flow information related to the leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,851	$6,264
Operating cash flows from finance lease	$532	$1,280
Financing cash flows from finance lease	$12,572	$15,513
Right-of-use assets obtained in exchange for lease liabilities
Finance lease	$21,600	$23,781
Operating leases	$—	$22,694
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
The embedded lease had not yet commenced as of September 30, 2024. The accounting commencement and recognition of the right-of-use lease assets and lease liabilities related to the embedded lease will take place when we have substantively obtained the right of control. The embedded lease is preliminarily classified as a finance lease.
Pursuant to the PCI Supply Agreement, we are responsible for certain costs associated with the design, equipment procurement and validation, and facilities-related costs, monthly payments and minimum purchase obligations throughout the initial term of the PCI Supply Agreement. As of September 30, 2024, we have made prepayments of $41.5 million to PCI which is recorded within “Finance lease prepaid expense” in the condensed consolidated balance sheets. Based on our best estimate as of September 30, 2024, our remaining minimum commitment under the PCI Supply Agreement is $10.0 million for 2024, $14.4 million for 2025, $19.2 million for 2026, $25.8 million for 2027, $29.5 million for 2028, and $134.5 million for 2029 and thereafter in aggregate.

10. Debt

The following table provides information regarding our debt:

	September 30,	December 31,
(in thousands)	2024	2023
2027 Notes, non-current	$287,500	$287,500
Less: Unamortized debt issuance costs	(3,279)	(4,279)
Carrying amount of the 2027 Notes	284,221	283,221

Notes payable principal and exit fee, current	10,150	2,500
Notes payable principal and exit fee, non-current	140,831	147,500
Less: Unamortized debt discount and exit fee	(3,000)	(2,700)
Less: Unamortized debt issuance costs	(1,011)	(1,426)
Carrying amount of Notes Payable	146,970	145,874
Total debt	$431,191	$429,095
Interest expense relating to our debt in the condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$4,517	$3,830	$13,478	$10,620
Amortization of debt discount and exit fee	1,400	157	1,951	329
Amortization of debt issuance costs	596	447	1,565	1,310
Total interest expense	$6,513	$4,434	$16,994	$12,259

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
We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. The threshold to redeem has not been met as of September 30, 2024. No sinking fund is provided for the 2027 Notes.
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
The capped call transactions are separate transactions that we entered into with the option counterparties and are not part of the terms of the 2027 Notes. As the capped call transactions meet certain accounting criteria, the premium paid of $28.9 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of September 30, 2024 and December 31, 2023, we had not purchased any shares under the capped call transactions.

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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
11. Stockholders’ Deficit and Stock-Based Compensation
2014 EIP
On January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 EIP increased by 3.5 million shares. For the nine months ended September 30, 2024, 3.3 million shares of stock awards were granted under the 2014 EIP. As of September 30, 2024, 5.7 million shares were available for issuance under the 2014 EIP.
2014 IN
In 2024, 0.3 million shares of stock awards were granted under the 2014 IN before the plan's expiration date of August 25, 2024. No shares were available for issuance as of September 30, 2024.
HintMD Plan
For the nine months ended September 30, 2024, no stock options or awards were granted under the HintMD Plan. As of September 30, 2024, 0.1 million shares were available for issuance under the HintMD Plan.
2014 ESPP
On January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 ESPP increased by 0.3 million shares. As of September 30, 2024, 1.7 million shares were available for issuance under the 2014 ESPP.
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
Common stock equivalents that were excluded from the computation of diluted net loss per share for both continuing and discontinued operations are presented below:

	September 30,
	2024	2023
Convertible senior notes	8,878,938	8,878,938
Unvested RSUs and PSUs	5,269,902	3,266,886
Outstanding stock options	3,540,819	3,886,868
Unvested RSAs and PSAs	588,152	949,059
Shares of common stock expected to be purchased under the 2014 ESPP	138,642	118,258

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
In 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold during the nine months ended September 30, 2024 from the 2022 ATM Agreement.
Stock-based Compensation Expense
The following table summarizes our stock-based compensation expense by line item in our condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Selling, general and administrative	$3,491	$—	$3,491	$15,631	$(73)	$15,558
Research and development	1,091	—	1,091	3,736	83	3,819
Total stock-based compensation expense (exclusive of capitalized stock-based compensation expense)	4,582	—	4,582	19,367	10	19,377
Capitalized stock-based compensation expense	230	—	230	722	—	722
Total stock-based compensation expense	$4,812	$—	$4,812	$20,089	$10	$20,099

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

(in thousands)	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations	Stock-based Compensation before Discontinued Operation Adjustments(1)	Classified as Discontinued Operations (2)	Classified as Continuing Operations
Selling, general and administrative	$8,599	$(730)	$7,869	$31,042	$(2,204)	$28,838
Research and development	1,688	(647)	1,041	7,926	(3,416)	4,510
Total stock-based compensation expense (exclusive of capitalized stock-based compensation expense)	10,287	(1,377)	8,910	38,968	(5,620)	33,348
Capitalized stock-based compensation expense	1,570	—	1,570	4,207	—	4,207
Total stock-based compensation expense	$11,857	$(1,377)	$10,480	$43,175	$(5,620)	$37,555
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
12. Fair Value Measurements
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

	September 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$70,926	$70,926	$—	$—
Money market funds	45,251	45,251	—	—
U.S. government agency obligations	13,757	13,757	—	—
Commercial paper	44,795	—	44,795	—
Total assets measured at fair value	$174,729	$129,934	$44,795	$—

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
U.S. treasury securities	$133,198	$133,198	$—	$—
Money market funds	39,280	39,280	—	—
U.S. government agency obligations	3,960	3,960	—	—
Commercial paper	49,418	—	49,418	—
Total assets measured at fair value	$225,856	$176,438	$49,418	$—

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
The fair value of the 2027 Notes and the Notes Payable (Note 10) was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We present the fair value of the 2027 Notes and the Notes payable for disclosure purposes only. As of September 30, 2024, and December 31, 2023, the fair value of the 2027 Notes was $246.1 million and $219.2 million, respectively. As of September 30, 2024 the fair value of the Notes Payable was approximately the same as its unamortized carrying value.
13. Commitments and Contingencies
Teoxane Agreement
In January 2020, we entered into the Teoxane Agreement, as amended, pursuant to which Teoxane granted us the exclusive right to import, market, promote, sell and distribute Teoxane’s line of Resilient Hyaluronic Acid® dermal fillers, which include: (i) RHA® Collection of dermal fillers, and (ii) the RHA® Pipeline Products in the U.S. and U.S. territories and possessions, in exchange for 2,500,000 shares of our common stock and certain other commitments by us. The Teoxane Agreement continues to be effective for a term of 10 years. The term ends on December 31, 2029 and may be extended for a two-year period ending December 31, 2031 upon the mutual agreement of the parties. We are required to meet certain minimum purchase obligations during each year of the term. Our minimum purchase obligation for the year ending December 31, 2024 is $52 million. We are also required to meet certain minimum expenditure requirements in connection with commercialization and promotion of RHA® Collection of dermal fillers and RHA® Pipeline Products, which is $36 million for the year ending December 31, 2024. Minimum expenditures related to the commercialization and promotion of the RHA® Collection of dermal fillers and RHA® Pipeline Products after December 31, 2024 will be determined at a later date.
On October 24, 2024, we entered the Sixth Amendment, under which our minimum purchase commitments are as follows: (i) $60 million for 2025; (ii) $67.8 million for 2026; (iii) $76.7 million for 2027; (iv) $86.6 million for 2028; and (v) $97.8 million for 2029. Additionally, the Sixth Amendment (a) updates and clarifies certain branding guidelines, (b) establishes a marketing task force to review promotional materials, (c) establishes a medical education task force to promote the exchange of best practices, (d) deems the breach of certain provisions under the Teoxane Agreement to be material breaches for purposes of early termination, including the failure to adhere to branding guidelines and timely deliver certain reports and (e) increases our minimum and maximum buffer stock requirements to align with our new purchase commitments.
Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that provide Teoxane the right to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, our failure to adhere to the branding guidelines or timely deliver certain reports or for our breach of the exclusivity obligations under the Teoxane Agreement.
Other Contingencies
As of September 30, 2024, we are obligated to pay BTRX up to a remaining $15.5 million upon the satisfaction of certain milestones relating to our product revenue, intellectual property, and clinical and regulatory events.

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
For the nine months ended September 30, 2024 and 2023, no material amounts associated with the indemnification agreements have been recorded.
Litigation
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan's amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents. A Markman hearing was held on June 28, 2023, and a decision was issued on August 29, 2023. On September 15, 2023, U.S. Patent No. 7,332,567 was dismissed from the case with prejudice. Allergan reduced the asserted claims to claim 8 of U.S. Patent No. 7,354,740, claims 5 and 8 of U.S. Patent No. 11,203,748, claim 10 of U.S. Patent No. 11,033,625, claims 1, 4, 6, and 20 of U.S. Patent No. 11,147,878, and claim 1 of U.S. Patent No. 11,285,216 via a Stipulation and Order dated June 21, 2024. The jury trial is scheduled to begin in December 2024.
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

REVANCE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We record a provision for a liability when we believe that it is both probable that a liability has incurred, and the amount can be reasonably estimated. As of both September 30, 2024 and December 31, 2023, no such provision for liabilities related to the above litigation matters were recorded on the condensed consolidated balance sheets.
14. Subsequent Event
Sixth Amendment & ANZ Distribution Agreement
On October 24, 2024, the Company and Teoxane entered into (i) the Sixth Amendment which, among other things, (a) establishes minimum purchase commitments through 2029, (b) updates and clarifies certain branding guidelines, (c) establishes a marketing task force to review product promotional materials, (d) establishes a medical education task force to promote the exchange of best practices, (e) deems breach of certain provisions under the Teoxane Agreement material breaches for purposes of early termination, including the failure to adhere to branding guidelines and timely deliver certain reports and (f) amends our minimum and maximum buffer stock requirements to align with our new purchase commitments (as discussed in Note 13); and (ii) the ANZ Distribution Agreement, pursuant to which Teoxane will act as the Company’s and Revance Australia’s, exclusive distributor and licensee in Australia and New Zealand of certain products containing DaxibotulinumtoxinA-lanm, including DAXXIFY®, for the treatment of (a) temporary improvements in the appearance of glabellar lines and other indications related to altering cosmetic appearance and (b) cervical dystonia. The ANZ Distribution Agreement will continue in full force and effect until December 31, 2040. Pursuant to the ANZ Distribution Agreement, Teoxane will make certain payments to the Company, including an upfront payment, certain regulatory and commercial milestone payments and high single-digit to mid-teen royalty payments for the sale of products in Australia and New Zealand. Teoxane will be required to purchase a minimum volume of products per year beginning in 2030. We are evaluating the accounting impact of the Sixth Amendment and ANZ Distribution Agreement.

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
This Report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report and the documents incorporated by reference herein, including statements regarding our future financial condition, regulatory approvals, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. In addition, any statements that refer to our financial outlook or projected performance, profitability expectations, amortization expectations, anticipated growth, milestone expectations, future expenses and cash flows, anticipated working capital requirements, market forecasts, capital expenditures, cash preservation plans, liquidity and financing requirements; our ability to fund our operations, including our ability to alleviate any substantial doubt regarding the same; expectations with respect to the Offer and the Merger, including the timing thereof and the likelihood of the Offer being commenced on the same terms as previously announced, or at all; our and Crown's ability to successfully complete the Merger; the impact to the Company if the Merger is not completed; our ability to comply with our debt obligations, including with respect to the Minimum Cash Covenant; repayment of our indebtedness under the Note Purchase Agreement upon the closing of the Merger; our future financing plans and strategies; our ability to raise additional capital; our ability to develop and commercialize innovative aesthetic and therapeutic offerings; our ability to obtain, and the timing relating to, regulatory submissions and approvals with respect to our drug product candidates and third-party manufacturers, including with respect to the PAS for the PCI manufacturing facility; our opportunity in therapeutics; development of an onabotulinumtoxinA biosimilar; the process and our ability to effectively and reliably manufacture supplies of DAXXIFY®; our ability to manufacture or receive sufficient supply of our Products in order to meet commercial demand; expectations regarding DAXXIFY® Zero-cost Inventory; our ability to maintain and seek out new strategic third-party collaborations to support our goals; research and development expenses and expectations; patent defensive measures; timing and expenses related to our ongoing litigation matters; the possibility of stockholder litigation in connection with the Offer and Merger, and the impacts thereof; our ability to defend ourselves in ongoing litigation; international expansion, including with respect to the approval of DAXXIFY® for cervical dystonia and glabellar lines by the TGA and other regulatory bodies; and our ability to comply with applicable laws and regulations; are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in Item 1A. “Risk Factors” and elsewhere in this Report and our FY2023 Form 10-K.
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
•There are significant risks and uncertainties associated with the pending Offer and Merger, including the risk that the Offer or the Merger may not be completed in a timely manner or at all, or may be completed on modified terms. The

Offer has not yet commenced. If the Offer does commence, closing of the Merger will remain subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.
•Management has concluded there is substantial doubt about our ability to continue as a going concern. In order to mitigate the substantial doubt to continue as a going concern, we may be required to refinance our debt, conduct additional financings, restructure operations, sell assets or reduce our operating expenses. We have incurred significant losses since our inception and we anticipate that we will continue to incur operating losses for the foreseeable future and may not achieve or maintain profitability in the future. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock, our ability to raise capital and our ability to maintain compliance with our debt covenants.
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

•DAXXIFY® and any future product candidates, if approved, may not achieve market acceptance among injectors, HCPs, healthcare organizations and administrators, others in the healthcare community and consumers and patients, and may not be commercially successful, which would adversely affect our operating results and financial condition.

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
Recent Developments

Pending Merger
On August 11, 2024, the Company and the Buyer Parties entered into the Merger Agreement, pursuant to which Crown will cause Merger Sub to commence the Offer as promptly as practicable, but in no event later than fifteen business days after the date of the Merger Agreement or such other date as may be agreed to between the Company and Crown, to purchase all of our outstanding Shares of common stock, par value $0.001 per Share, of the Company at a price of $6.66 per Share, in cash, without interest and less any required tax withholding. As a result of discussions between the Company and Teoxane regarding an alleged breach of the Teoxane Agreement, the Buyer Parties extended the date by which Merger Sub was obligated to commence the tender offer for all of the Shares pursuant to the Merger Agreement. The Company and Crown agreed to extend the Offer commencement date to November 12, 2024. The Merger Agreement contemplates that, as soon as practicable following the consummation of the Offer, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Crown. The Offer has not commenced. If the Offer commences, consummation of the Offer and closing of the Merger will remain subject to customary closing conditions, including (i) the Minimum Condition; (ii) the absence of any order, injunction or law prohibiting the Offer or the closing of the Merger; (iii) obtaining applicable approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which approval has already been received; and (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, and compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. If the Merger is completed, it is expected that our common stock will thereafter be removed from listing on the Nasdaq Global Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.

Both parties have termination rights under certain circumstances. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a $28.8 million termination fee to Crown, including if the Company accepts a Superior Proposal.

The description of the Merger Agreement throughout this Report does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 12, 2024 and incorporated by reference as Exhibit 2.1 hereto. In addition, refer to “Item 1A. Risk Factors" in this Report for a discussion of the relevant risks regarding the pending Merger with Crown.

Teoxane Agreement
On August 16, 2024, the Company received a notice to remedy alleged material breaches, including breaches of the maximum levels of buffer stock and required efforts to promote and sell the RHA® Collection of dermal fillers, under the Teoxane Agreement. Following discussions between the Company and Teoxane, the parties entered into the Settlement Agreement, pursuant to which Teoxane (i) waived any right to terminate the Teoxane Agreement with respect to any breaches that may have occurred, existed or arose on or prior to the date of the Settlement Agreement; and (ii) expressly acknowledged that there are no items currently in dispute between Teoxane and the Company.

On October 24, 2024, the Company and Teoxane entered into the Sixth Amendment which, among other things, (a) establishes minimum purchase commitments through 2029, (b) updates and clarifies certain branding guidelines, (c) establishes a marketing task force to review promotional materials, (d) establishes a medical education task force to promote the exchange of best practices, (e) deems breach of certain provisions under the Teoxane Agreement material breaches for purposes of early termination, including the failure to adhere to branding guidelines and timely deliver certain reports and (f) amends our minimum and maximum buffer stock requirements to align with our new purchase commitments (as discussed in Note 13). Either party may terminate the Teoxane Agreement in the event of the insolvency of, or a material breach by, the other party, including certain specified breaches that include the right for Teoxane to terminate the Teoxane Agreement for our failure to meet the minimum purchase requirements or commercialization expenditure during specified periods, our failure to adhere to the branding guidelines or timely deliver certain reports or for our breach of the exclusivity obligations under the Teoxane Agreement.

On October 24, 2024, the Company and Teoxane also entered into the ANZ Distribution Agreement, pursuant to which Teoxane will act as the Company's and Revance Australia's, exclusive distributor and licensee in Australia and New Zealand of certain products containing DaxibotulinumtoxinA-lanm, including DAXXIFY®, for the treatment of (a) temporary improvements in appearance of glabellar lines and other indications related to altering cosmetic appearance and (b) cervical dystonia. The ANZ Distribution Agreement will continue in full force and effect until December 31, 2040. Pursuant to the ANZ Distribution Agreement, Teoxane will make certain payments to the Company, including an upfront payment, certain regulatory and commercial milestone payments and high single-digit to mid-teen royalty payments. Teoxane will be required to purchase a minimum volume of products per year beginning in 2030.

The Company is currently seeking the approval of its DaxibotulinumtoxinA for Injection Category 1 registration application with the TGA for the temporary improvement of glabellar lines and treatment of cervical dystonia in adult patients, which was filed on November 2, 2023.

Revance Aesthetics
For the three and nine months ended September 30, 2024, we generated $58.8 million and $175.9 million in revenue from the sale of our Products. For the three and nine months ended September 30, 2023, we generated $54.1 million and $154.2 million, respectively, in revenue from the sale of our Products.

DAXXIFY®
For the three and nine months ended September 30, 2024, we recognized $28.3 million and $79.2 million in net product revenue from the sale of DAXXIFY®, respectively. For the three and nine months ended September 30, 2023, we recognized $22.0 million and $60.0 million in product revenue from the sale of DAXXIFY®, respectively.
RHA® Collection of Dermal Fillers
For the three and nine months ended September 30, 2024, we recognized $30.5 million and $96.7 million in product revenue from the sale of the RHA® Collection of dermal fillers, respectively. For the three and nine months ended September 30, 2023, we recognized $32.1 million and $94.2 million in product revenue from the sale of the RHA® Collection of dermal fillers, respectively.

In April 2024, the Company launched RHA® 3 for injection into the vermillion body, vermillion border and oral commissure for lip augmentation and lip fullness in adults aged 22 years and older.

Fosun Partnership
On September 9, 2024, we announced that China’s NMPA approved Fosun’s biologics license application for DaxinbotulinumtoxinA for Injection for the improvement of glabellar lines. In October 2024, we received the milestone payment of $13.5 million, net of $1.5 million of foreign withholding taxes.

Revance Therapeutics
In May 2024, the Company expanded into the U.S. therapeutics market with the commercial launch of DAXXIFY® for the treatment of cervical dystonia. As of September 30, 2024, DAXXIFY for the treatment of cervical dystonia had coverage for over 80% of commercial lives.

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
Exit of the Fintech Platform Business
In September 2023, we commenced a plan to exit the Fintech Platform business as the costs and resources required to support the Fintech Platform no longer aligned with the Company’s capital allocation priorities. The exit and restructuring activities included elimination of Fintech Platform personnel, the termination of Fintech Platform research and development activities and an elimination of outside services expenses related to the Fintech Platform. Based on such plan, substantially all payment processing activities for Fintech Platform customers ended on January 31, 2024 and we substantially completed the activities related to winding down the remaining Fintech Platform operations as of March 31, 2024. Beginning as of March 31, 2024, the Service Segment is presented as a discontinued operation in our condensed consolidated financial statements with certain prior period amounts retrospectively revised to reflect this change. Although we discontinued the Service Segment, we do not expect the discontinuation of the Service Segment to have a material effect on our liquidity going forward. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 3 — Exit of the Fintech Platform Business” in this Report for additional information.
Results of Operations
In connection with the completion of the exit of the Fintech Platform business discussed above, the results of our Fintech Platform business have been reflected as discontinued operations in our condensed consolidated financial statements as of and for the period ended September 30, 2024. Certain prior year figures were reclassified to conform to the current period presentation. Additionally, we began operating under a single reportable segment as of March 31, 2024. See Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 3 — Exit of the Fintech Platform Business” in this Report for additional information. Accordingly, the results of operations discussed below no longer include a discussion of the Service Segment and the effect of the Service Segment on prior period amounts have been retrospectively revised for comparative purposes to more accurately reflect the period over period changes in our continuing operations.
Revenue
We generate product revenue from the sale of our Products. We generate collaboration revenue from an onabotulinumtoxinA biosimilar program with Viatris as well as the collaboration with Fosun for the development and commercialization of DaxibotulinumtoxinA for Injection. The service revenue generated from the Fintech Platform is classified as discontinued operations as discussed in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—Exit of the Fintech Platform Business”.

Product Revenue
Our breakdown of revenue by Product is summarized below:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Product:
RHA® Collection of dermal fillers	$30,503	$32,133	$(1,630)	(5)%	$96,704	$94,180	$2,524	3%
DAXXIFY®	28,324	21,976	$6,348	29%	79,170	59,980	$19,190	32%
Total product revenue, net	$58,827	$54,109	$4,718	9%	$175,874	$154,160	$21,714	14%
For both the three and nine months ended September 30, 2024, our net total product revenue increased compared to the same periods in 2023 primarily due to an increase in sales volume across both product lines, and partially offset by an overall reduction in average selling prices for both product lines.
Collaboration Revenue
We are actively developing an onabotulinumtoxinA biosimilar in collaboration with Viatris. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 4—Revenue,” we generally recognize collaboration revenue for the onabotulinumtoxinA biosimilar program based on the determined transactions price of the contract multiplied by the quotient of the cost of development services incurred over the total estimated cost of development services for the expected duration of our performance obligations. For the three and nine months ended September 30, 2024, we recognized revenue related to development services under the Viatris Agreement of $1.0 million and $1.3 million, respectively. For the three and nine months ended September 30, 2023, we recognized no revenue related to development services under the Viatris Agreement.
We are also working with Fosun to develop and commercialize DaxibotulinumtoxinA for Injection in the Fosun Territory under the Fosun License Agreement. As described in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 4—Revenue,” we evaluated all of the variable payments to be received during the duration of the contract, which included payments from specified milestones, royalties, and estimated supplies to be delivered. Upon China’s NMPA approval of DAXXIFY® for the improvement of glabellar lines in September 2024, Fosun was obligated to pay us a milestone payment of $13.5 million, net of $1.5 million foreign withholding taxes, which we received in October 2024. The milestone payment was included as “Deferred revenue” on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, no collaboration revenue is recognized from the Fosun License Agreement. For the three and nine months ended September 30, 2023, revenue of less than $0.1 million and $0.1 million, respectively, was recognized from the Fosun License Agreement, respectively.

Operating Expenses
Operating expenses associated with the Fintech Platform business were classified as discontinued operations as discussed in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—Exit of the Fintech Platform Business”.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Operating expenses:
Cost of product revenue (exclusive of amortization)	$17,633	$16,821	$812	5%	$50,179	$46,915	$3,264	7%
Selling, general and administrative	62,578	65,791	$(3,213)	(5)%	197,314	202,523	$(5,209)	(3)%
Research and development	11,379	8,688	$2,691	31%	41,674	43,844	$(2,170)	(5)%
Amortization	545	374	$171	46%	1,636	1,636	$—	—%
Total operating expenses	$92,135	$91,674	$461	1%	$290,803	$294,918	$(4,115)	(1)%
Cost of product revenue (exclusive of amortization)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of product revenue (exclusive of amortization)
Purchasing and manufacturing costs	$15,835	$15,413	$422	3%	$45,044	$41,974	$3,070	7%
Distribution, royalty and other fulfillment charges	1,798	1,408	$390	28%	5,135	4,941	$194	4%
Total cost of product revenue (exclusive of amortization)	$17,633	$16,821	$812	5%	$50,179	$46,915	$3,264	7%
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
Our cost of product revenue (exclusive of amortization) for the three and nine months ended September 30, 2024 increased compared to the same periods in 2023, primarily due to higher sales volume of our Products. When Zero-cost Inventory, which is further discussed below, is depleted, we expect our cost of product revenue (exclusive of amortization) associated with DAXXIFY® to increase. We also anticipate that our cost of product revenue (exclusive of amortization) associated with the RHA® Collection of dermal fillers to increase as sales volume increases.
Purchasing and manufacturing costs
For the three and nine months ended September 30, 2024, purchasing and manufacturing costs increased compared to the same periods in 2023, primarily due to the higher sales volume of our Products.
Distribution, royalty and other fulfillment charges
For the three and nine months ended September 30, 2024, distribution, royalty, and other fulfillment costs increased compared to the same periods in 2023, primarily due to higher sales volume of our Products.

Impact of Zero-cost Inventory for DAXXIFY®
For the three and nine months ended September 30, 2024, the cost of product revenue (exclusive of amortization) would have increased by approximately $5 million and $18 million, respectively, if cost of product revenue (exclusive of amortization) included previously expensed inventories. For the three and nine months ended September 30, 2023, the cost of product revenue (exclusive of amortization) would have increased by approximately $3 million and $11 million, respectively, if cost of product revenue (exclusive of amortization) included previously expensed inventories. We expect to utilize existing Zero-cost Inventory until depleted in the near-term. Once depleted, we expect our cost of product revenue (exclusive of amortization) associated with DAXXIFY® to increase.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Selling, general and administrative	$58,727	$59,862	$(1,135)	(2)%	$181,709	$177,632	$4,077	2%
Stock-based compensation	3,491	8,599	$(5,108)	(59)%	15,631	31,042	$(15,411)	(50)%
Depreciation and amortization	360	633	$(273)	(43)%	1,924	3,815	$(1,891)	(50)%
Less: selling, general, and administrative expenses classified as discontinued operations	—	(3,303)	$3,303	(100)%	(1,950)	(9,966)	$8,016	(80)%
Total selling, general and administrative expenses	$62,578	$65,791	$(3,213)	(5)%	$197,314	$202,523	$(5,209)	(3)%
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
For the three months ended September 30, 2024, selling, general and administrative expenses decreased compared to the same period in 2023, primarily due to the implementation of cost efficiency measures during the current year, partially offset by increased sales and marketing expense for therapeutics, increased legal costs, and transaction costs related to the pending Merger. For the nine months ended September 30, 2024, selling, general and administrative expenses increased compared to the same period in 2023, primarily due to $7.3 million of transaction costs related to the pending Merger, an increase in sales and marketing activities in preparation for our DAXXIFY® therapeutics launch, and certain litigation matters, partially offset by cost efficiency measures realized during the period.

Stock-based compensation
For the three and nine months ended September 30, 2024, stock-based compensation included in selling, general and administrative expenses decreased $5.1 million and $15.4 million, respectively, compared to the same periods in 2023, primarily due to the (i) stock-based compensation expense recognized for the vesting of the DAXXIFY® GL Approval PSU in March 2023, (ii) the impact of the exit of the Fintech Platform business, (iii) the stock-based compensation expense recognized for the vesting of certain market-based PSUs in May 2023, and (iv) lower grant-date fair value of stock awards granted in 2024 compared to 2023, partially offset by expenses associated with certain equity award modifications in selling, general and administrative functions.
Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Research and development	$9,953	$11,200	$(1,247)	(11)%	$38,605	$48,118	$(9,513)	(20)%
Stock-based compensation	1,091	1,688	$(597)	(35)%	3,736	7,926	$(4,190)	(53)%
Depreciation and amortization	335	172	$163	95%	1,090	3,000	$(1,910)	(64)%
Less: research and development expenses classified as discontinued operations	—	(4,372)	$4,372	(100)%	(1,757)	(15,200)	$13,443	(88)%
Total research and development expenses	$11,379	$8,688	$2,691	31%	$41,674	$43,844	$(2,170)	(5)%
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

For the three and nine months ended September 30, 2024, research and development expenses (before stock-based compensation and depreciation and amortization) decreased compared to the same periods in 2023, primarily due to the FDA approval of our PAS submission for the ABPS manufacturing facility in late March 2023 which allowed manufacturing related expenses for DAXXIFY® to be capitalized on the condensed consolidated balance sheet. Prior to the approval, such manufacturing related expenses were classified as research and development expense in the condensed consolidated statements of operations and comprehensive loss.
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
Stock-based compensation
For the three and nine months ended September 30, 2024, stock-based compensation included in research and development expenses decreased compared to the same periods in 2023, primarily due to the (i) stock-based compensation expense recognized from the vesting of the DAXXIFY® GL Approval PSU in March 2023, (ii) impact of the exit of the Fintech Platform business, (iii) the stock-based compensation expense recognized for the vesting of certain market-based PSUs in May 2023; and (iv) lower grant-date fair value from stock awards granted in 2024 in comparison to 2023, offset by lower capitalized stock-based compensation in 2024.
Amortization
Amortization presented separately on the condensed consolidated statements of operations and comprehensive loss represents the amortization for the distribution rights, which is within the functional area of cost of product revenue. Refer to Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements (Unaudited) —Note 3—Exit of the Fintech Platform Business” for the amortization expense classified as discontinued operations.

Net Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Interest income	$2,631	$3,733	$(1,102)	(30)%	$8,806	$9,851	$(1,045)	(11)%
Interest expense	(6,732)	(5,093)	$(1,639)	32%	(17,667)	(13,958)	$(3,709)	27%
Other expense, net	(258)	(223)	$(35)	16%	(1,149)	(1,056)	$(93)	9%
Total net non-operating expense	$(4,359)	$(1,583)	$(2,776)	175%	$(10,010)	$(5,163)	$(4,847)	94%
Interest Income
Interest income primarily consists of interest income earned on our deposit, money market fund, and investment balances. We expect interest income to vary each reporting period depending on our average deposit, money market fund, and investment balances during the period and market interest rates.
Interest Expense
Interest expense includes cash and non-cash components. The cash component of the interest expense primarily consists of the contractual interest charges for our 2027 Notes and Notes Payable, as well as our finance lease liability interest expense. The non-cash component of the interest expense primarily consists of the amortization of debt issuance costs for our 2027 Notes and the amortization of debt insurance cost, debt discount, and exit fee for the Notes Payable.
For the three and nine months ended September 30, 2024, interest expense increased compared to the same periods in 2023 due to interest associated with the issuance of the Second Tranche of the Notes payable in August 2023, and partially offset by a decrease in interest expense for our finance lease liability.
Other Expense, net
Other expense, net primarily consists of miscellaneous tax and other expense items partially offset by office lease sublease income.
Liquidity and Capital Resources

Our financial condition is summarized as follows:

(in thousands)	September 30,	December 31, 2023	Increase/(Decrease)
Cash, cash equivalents, and short-term investments	$184,076	$253,915	$(69,839)
Working capital	$249,638	$249,641	$(3)
Stockholders’ deficit	$(163,030)	$(151,604)	$11,426
Sources and Uses of Cash
We hold our cash, cash equivalents, and short-term investments in bank accounts and interest-bearing instruments subject to investment guidelines for high credit quality. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs.
As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $184.1 million and $253.9 million, respectively, which reflected a decrease between these periods of $69.8 million. The decrease was primarily due to cash used in operating activities of $148.2 million, principal payments on a finance lease of $12.6 million, finance lease prepayment of $9.1 million, purchases of property and equipment of $2.2 million, and payment of debt principal and an exit fee of $1.3 million. The decrease was primarily offset by proceeds from a follow-on public offering, net of underwriting discount of $97.6 million and other cash inflows of $6.0 million.
We derived the following summary of our condensed consolidated cash flows for the periods indicated from Part I, Item 1, “Financial Information—Condensed Consolidated Financial Statements (Unaudited)” in this Report:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(148,157)	$(173,844)
Investing activities	$(15,305)	$107,370
Financing activities	$83,327	$138,196
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
Cash used in operating activities for nine months ended September 30, 2024 consisted of approximately $314 million in expenditures related to overall operations, partially offset by approximately $166 million in cash receipts from our revenue. The increase in net cash used in operating activities for the nine months ended September 30, 2024, compared to 2023 is primarily driven by expenditures related to supporting the Company’s commercial growth, and partially offset by an increase in cash receipt from Product sales.
Cash used in operating activities for the nine months ended September 30, 2023 consisted of approximately $326 million in expenditures related to overall operations, partially offset by approximately $152 million in cash receipts from our revenue.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024 and 2023, net cash provided by or used in investing activities was primarily due to fluctuations in the timing of purchases and maturities of investments, prepayment on a finance lease, and purchases of property and equipment.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, net cash provided by financing activities was driven by proceeds from follow-on public offering, net of underwriting discount, and proceeds from the exercise of stock options and employee stock purchase plan, which was offset by the principal payments on finance lease obligations, payment of debt principal and exit fee, net settlement of stock awards for employee taxes, and payments of offering costs.
For the nine months ended September 30, 2023, net cash provided by financing activities was driven by the proceeds from the ATM, net of commissions, the issuance of the Notes Payable pursuant to the Note Purchase Agreement, net of debt discount and the exercise of stock options and purchases of our common stock through the 2014 ESPP. The inflows were offset by the net settlement of stock awards for employee taxes, and principal payments on finance lease obligations.

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
We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. The threshold to redeem has not been met as of September 30, 2024. No sinking fund is provided for the 2027 Notes.
If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Within the time periods required by the terms of the Indenture, we have agreed to deliver any notices (including with respect to holders’ rights to require repurchase or conversion of the convertible notes), certificates, supplemental indentures and other documents that might be required under the convertible notes indenture and take all other actions that are required under the terms of the 2027 Notes, the Indenture or under applicable law, including as a result of the transactions contemplated by the Merger Agreement, to the extent constituting a “Fundamental Change” or “Make-Whole Fundamental Change” (as such terms are defined in the Indenture).
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

ATM Offering Program
In 2023, we sold 3.2 million shares of common stock under the 2022 ATM Agreement at a weighted average price of $31.90 per share, resulting in net proceeds of $100.0 million after sales agent commissions and offering costs. No shares of common stock were sold during the three and nine months ended September 30, 2024 from the 2022 ATM Agreement.
Common Stock and Common Stock Equivalents
As of October 31, 2024, outstanding shares of common stock were 104.9 million, unvested RSUs and PSUs were 5.1 million, outstanding stock options were 3.5 million, unvested RSAs and PSAs were 0.6 million, shares expected to be purchased under the 2014 ESPP were 0.1 million and shares of common stock underlying the 2027 Notes was 8.9 million, based upon the initial conversion price.
Operating and Capital Expenditure Requirements - Going Concern
We expect to continue to incur operating losses for the foreseeable future as we continue to devote resources to the commercialization, research and development, manufacturing development and regulatory approval of our products. However, there are numerous risks and uncertainties regarding our planned activities, and as a result our funding requirements.

Disciplined capital allocation continues to be a priority; however, we have spent and expect to continue to spend significant resources towards the costs of completing the pending Merger, including legal and financial advisory fees and other transaction costs, certain of which are payable by the Company whether or not the Merger is completed. Also, in addition to quarterly interest payments and exit fees, beginning in September 2024, the Company started repaying to Athyrium the outstanding principal amount of the Second Tranche Notes, based on the following principal amortization payment schedule: 2.5% in September and December 2024; 5.0% in March and June 2025; 7.5% in September and December 2025; and 10.0% in March and June 2026.

In addition, we expect that we will continue to expend substantial resources for the foreseeable future and in the long-term to support the growth of the aesthetics portfolio of Products and DAXXIFY® for the treatment of cervical dystonia and to support our ongoing operations. In particular, we anticipate that we will continue to invest substantial resources in our commercialization efforts and the manufacturing and supply of DAXXIFY® for commercialization. In addition, in connection with the Teoxane Agreement, we must continue to make specified annual minimum purchases of the RHA® Collection of dermal fillers, which amounts have increased following our entry into the Sixth Amendment (see Note 13 for additional information), and meet annual minimum investments in connection with the commercialization of the RHA® Collection of dermal fillers. In addition, we have dedicated manufacturing capacity, buyback obligations, cost sharing arrangements and related minimum purchase obligations under our manufacturing and supply agreements in connection with the manufacture and supply of DAXXIFY® and any product candidate. We also anticipate expending resources to continue to support the onabotulinumtoxinA biosimilar and Fosun partnerships. In the long term, in addition to the aforementioned expenditures, we anticipate our expenditures will include clinical programs for DAXXIFY® in other potential indications and international regulatory investments.

As of September 30, 2024, we had capital resources of $184.1 million consisting of cash, cash equivalents, and short-term investments. To date, we have funded our operations primarily through the sale of common stock, convertible senior notes, sales of Products, proceeds from notes issued pursuant to the Note Purchase Agreement and payments received from collaboration arrangements. We also have remaining capacity to sell up to $47.2 million of our common stock under the 2022 ATM Agreement as of September 30, 2024. Our forecasted liquidity is based on our current operating plan and excludes any impact from the pending consummation of the Merger. Based on that plan and excluding any impact of the pending consummation of the Merger, our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report. Also, we are required to maintain compliance with the Minimum Cash Covenant in accordance with the terms of the Note Purchase Agreement (see Note 10). As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. In order to mitigate the substantial doubt to continue as a going concern, we may be required to refinance our debt, conduct additional financings, restructure operations, sell assets or reduce our operating expenses. If we are unable to generate sufficient revenue to fulfill our operating plan, secure additional capital when needed or sufficiently reduce our operating expenses, we may be unable to comply with the Minimum Cash Covenant or continue to operate our business.

See “Part II. Item 1A. Risk Factors—Management has concluded there is substantial doubt about our ability to continue as a going concern" in this Report and “Part I. Item 1A. Risk Factors—We have incurred significant losses since our inception and we anticipate that we will continue to incur operating losses for the foreseeable future and may not achieve or maintain profitability in the future” in our FY2023 Form 10-K for additional information.

Critical Accounting Policies and Estimates
For the nine months ended September 30, 2024, there have been no material changes in our critical accounting policies compared to those disclosed in Item 7 in our FY2023 Form 10-K.
Contractual Obligations
Except for the minimum purchase obligation under the Sixth Amendment discussed in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 13—Commitments and Contingencies”, there were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2024, from those as of December 31, 2023 as reported in our FY2023 Form 10-K.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Part I, Item 1, “Financial Information—Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 1—The Company and Summary of Significant Accounting Policies” in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes. For the nine months ended September 30, 2024, our exposure to market risk did not change materially from what was disclosed in Item 7A in our FY2023 Form 10-K.

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
Changes in Internal Control over Financial Reporting
For the three months ended September 30, 2024, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2021, Allergan filed a complaint against us and ABPS, one of our manufacturing sources of DAXXIFY®, in the U.S. District Court for the District of Delaware, alleging infringement of the following patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,033,625; 7,354,740; 8,409,828; 11,124,786; and 7,332,567. Allergan claims that our formulation for DAXXIFY® and ABPS’s manufacturing process used to produce DAXXIFY® infringes its patents. Allergan also asserted a patent with claims related to a substrate for use in a botulinum toxin detection assay. On November 3, 2021, we filed a motion to dismiss. On November 24, 2021, Allergan filed an amended complaint against us and ABPS, alleging infringement of an additional patent assigned and/or licensed to Allergan: U.S. Patent No. 11,147,878. On December 17, 2021, we filed a second motion to dismiss, and on January 14, 2022, Allergan filed an opposition to that motion. We filed a reply to Allergan’s opposition on January 21, 2022, and on August 19, 2022, the court denied our second motion to dismiss. On September 2, 2022, we filed an answer and counterclaims to Allergan's amended complaint. On December 30, 2022, Allergan filed a second amended complaint against us and ABPS, alleging infringement of three additional patents assigned and/or licensed to Allergan: U.S. Patent Nos. 11,203,748; 11,326,155; and 11,285,216. On January 20, 2023, we filed an answer and counterclaims to Allergan's second amended complaint. On March 3, 2023, we filed invalidity contentions, which challenge Allergan’s asserted patents. A Markman hearing was held on June 28, 2023, and a decision was issued on August 29, 2023. On September 15, 2023, U.S. Patent No. 7,332,567 was dismissed from the case with prejudice. Allergan reduced the asserted claims to claim 8 of U.S. Patent No. 7,354,740, claims 5 and 8 of U.S. Patent No. 11,203,748, claim 10 of U.S. Patent No. 11,033,625, claims 1, 4, 6, and 20 of U.S. Patent No. 11,147,878, and claim 1 of U.S. Patent No. 11,285,216 via a Stipulation and Order dated June 21, 2024. The jury trial is scheduled to begin in December 2024.

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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Report, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item IA of our FY2023 10-K before you decide to purchase shares of our common stock. If any of those risks actually occurs, our business, prospects, financial condition and operating results could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

Below we are providing, in supplemental form, new risk factors as well as material changes to our risk factors from those previously disclosed in Part I, Item 1A in our FY2023 10-K. Our risk factors disclosed in Part I, Item 1A of the FY2023 10-K provide additional discussion about these supplemental risks.
There are uncertainties as to the timing of the Offer and the Merger, including the risk that the Offer or the Merger may not be completed in a timely manner or at all, or may be completed on modified terms that are less favorable.

On August 11, 2024, we entered into the Merger Agreement with Crown and Merger Sub, pursuant to which Crown will cause Merger Sub to commence a tender offer as promptly as practicable for all of our outstanding common stock. The commencement date for the tender offer was extended via mutual waiver to November 12, 2024, or such other date as may be mutually agreed to among the Buyer Parties and the Company. There can be no assurance that the Offer and the Merger will be completed in the currently contemplated timeframe, or at all, or on the same terms as originally contemplated by the parties, including at the original Offer Price. While the parties previously contemplated closing the Offer and the Merger during the fourth quarter of 2024, there can be no assurance that all closing conditions will be satisfied (or waived, if applicable) by year-end. The obligation of Merger Sub to accept for payment Shares validly tendered pursuant to the Offer is subject to customary closing conditions, including: (i) the Minimum Condition; (ii) the absence of any order, injunction or law prohibiting the Offer or the closing of the Merger; (iii) obtaining applicable approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which approval has already been received; and (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, and compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger.
The Merger Agreement contains certain termination rights for both the Company and Crown, which could prevent the consummation of the Offer and the Merger. Due to the ongoing discussions between the Company and Crown, in light of the Company’s entry into the Teoxane Agreements, the Buyer Parties agreed to further extend the date by which Merger Sub is obligated to commence the tender offer to November 12, 2024 or such other date as may be mutually agreed to between the Company and the Buyer Parties. Crown has expressed dissatisfaction with our entry into the Teoxane Agreements and the terms of such agreements. While the parties continue their discussions, Crown may assert claims related to the Merger Agreement or take other action in connection with the Company’s entry into the Teoxane Agreements, including by seeking to unilaterally terminate the Merger Agreement or to otherwise reach a settlement. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock. There could also be further delays to the commencement or consummation of the Offer, or in the Company or the Buyer Parties seeking remedies in accordance with, and modifications to, the terms of the Merger Agreement, including Offer Price.

If the Offer and the Merger are not completed within the expected timeframe or at all, or on modified terms, we will be subject to a number of material risks that could adversely impact our business, financial conditions and results of operations, including the following:
•the trading price of our Shares may significantly decline to the extent that the market price of the Shares reflect positive market assumptions that the Offer and the Merger will be completed at the current Offer Price, and the related benefits will be realized;
•if the Merger Agreement is terminated under certain specified circumstances, including by Revance to accept a Superior Proposal, we may be required to pay Crown a termination fee of $28.8 million;
•the obligation to pay significant transaction costs, such as legal, accounting and financial advisory costs that are not contingent on closing of the Offer and the Merger;
•the diversion of management’s attention from our ongoing business operations towards the Offer and the Merger, for which we will have received little or no benefit if completion of the Offer and the Merger does not occur;
•negative reactions from employees, resulting in low productivity, employees leaving the Company or possible layoffs; and

•reputational harm including to relationships with customers, service providers, investors, lenders and business partners due to the adverse perception of any failure to successfully complete the Offer and the Merger.
Failure to timely complete the Offer and the Merger could adversely impact our business, financial condition and results of operations and the trading price of our Shares could significantly decline.
The announcement and pendency of the Offer and the Merger has resulted and may continue to result in disruptions to our business, divert management’s attention and/or disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business.

The Merger Agreement generally requires us to conduct our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to interim operating covenants that restrict us, without Crown’s approval from taking certain specified actions until the Offer and Merger are consummated or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Offer and the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
Our current and prospective employees may experience uncertainty about their future roles with us following the consummation of the Merger, which may materially adversely affect our ability to retain and hire key personnel and other employees while the Offer and Merger are pending. The pending Offer and Merger could cause disruptions to our business or business relationships with our existing and potential customers, service providers, investors, lenders and others with whom we do business, and this could have an adverse impact on our operating results and business generally. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Offer and Merger has placed and may continue to place a significant burden on management and internal resources, which may have a negative impact on our ongoing business operations. It has also diverted management’s time and attention from the day-to-day operation of our businesses and the execution of our other strategic initiatives. This could adversely affect our business, financial condition and results of operations, despite management's efforts to continue to operate in the ordinary course.
The adverse consequence of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement. In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Stockholder litigation in connection with the Offer and Merger may result in significant costs of defense, indemnification and liability, and could impact the timing of or our ability to complete the Merger.

The Company may be subject to stockholder lawsuits challenging the Offer and Merger. No assurance can be made as to the outcome of these and other similar lawsuits, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. If plaintiffs are successful in obtaining an injunction prohibiting completion of the Offer and Merger on the agreed-upon terms, such an injunction may delay the completion of the Offer and Merger in the expected timeframe or may prevent the Offer and Merger from being completed altogether. Whether or not any plaintiff’s claim is successful, such litigation may result in significant costs of defense, indemnification and liability, and diverts management’s attention and resources, which could adversely affect our business, financial condition and results of operations.

In certain instances, the Merger Agreement requires us to pay a termination fee to Crown, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Crown a termination fee of $28.8 million if the Merger Agreement is terminated under certain circumstances described in the Merger Agreement, including by Revance to accept a Superior Proposal. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability to solicit or negotiate any alternative acquisition proposal. For example, the Merger Agreement contains certain termination rights for both the Company and Crown. Either party may terminate for the following events: (i) issuance of a final and non-appealable order by a court of competent jurisdiction that prevents or makes illegal the Offer or the Merger; and (ii) the termination or expiration of the Offer with Merger Sub being required to accept Shares for payment and the failure of the Merger to close by the Outside Date (as defined in the Merger Agreement). The Company may terminate, (i) if Crown fails to commence the Offer on or prior to the expiration date, unless due primarily to the Company’s material breach of the agreement; (ii) to enter into a definitive agreement for a Superior Proposal; (iii) Crown leaves a material breach uncured, which breach would reasonably be expected to have a material adverse effect on the ability of Crown or Merger Sub to consummate the Merger; and (iv) if the conditions to closing are satisfied, the Company is prepared to close, and the Buyer Parties fail to close. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Offer and the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances under the Merger Agreement.
Management has concluded there is substantial doubt about our ability to continue as a going concern.

We are not profitable and have incurred losses each year since we commenced operations in 2002. As of September 30, 2024, we had capital resources of $184.1 million consisting of cash, cash equivalents, and short-term investments. Based on our current operating plan, excluding any impact from the pending consummation of the Merger, our existing cash, cash equivalents, and short-term investments will not allow us to fund our operations for at least 12 months following the filing of this Report. Also, we are required to maintain compliance with the Minimum Cash Covenant in accordance with the terms of the Note Purchase Agreement. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. In order to mitigate the substantial doubt to continue as a going concern, we may be required to refinance our debt, conduct additional financings, restructure operations, sell assets or reduce our operating expenses.
Additional capital may not be available when needed, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, or at all, we may be required to take capital preservation measures, including to reduce operating expense and delay, reduce the scope of, discontinue or alter our sales and marketing capabilities; research and development activities; or other activities that may be necessary to continue to commercialize our Products and other aspects of our business plan. If we are unable to generate sufficient revenue to fulfill our operating plan, secure additional capital when needed or sufficiently reduce our operating expenses, we may be unable to comply with the Minimum Cash Covenant or continue to operate our business. For more information on consequences under the Note Purchase Agreement, see our FY2023 Form 10-K, Item 1A - “We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.”

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our Section 16 officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among Crown Laboratories, Inc., Reba Merger Sub, Inc. and Revance Therapeutics, Inc. dated as of August 11, 2024	8-K	001-36297	2.1	August 12, 2024	—
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	February 11, 2014	—
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36297	3.1	May 7, 2021	—
3.3	Amended and Restated Bylaws	8-K	001-36297	3.1	December 15, 2023	—
4.1	Form of Common Stock Certificate	S-1/A	333-193154	4.4	February 3, 2014	—
4.2	Indenture, dated as of February 14, 2020, by and between Revance Therapeutics, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36297	4.1	February 14, 2020	—
4.3	Form of Global Note, representing Revance Therapeutics, Inc.’s 1.75% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-36297	4.2	February 14, 2020	—
10.1+	Fourth Amendment to Exclusive Distribution Agreement dated June 13, 2024 by and between Revance Therapeutics, Inc. and Teoxane SA	—	—	—	—	X
10.2	Fifth Amendment to Exclusive Distribution Agreement dated July 29, 2024 by and between Revance Therapeutics, Inc. and Teoxane SA	—	—	—	—	X
10.3+	Sixth Amendment to Exclusive Distribution Agreement dated October 24, 2024 by and between Revance Therapeutics, Inc. and Teoxane SA	8-K	001-36297	10.1	October 28, 2024	—
10.4+	Exclusive Distribution Agreement, dated October 24, 2024, by and among Teoxane SA, Revance Therapeutics, Inc. and Revance Australia Pty. Ltd.	8-K	001-36297	10.2	October 28, 2024	—
10.5	Support Agreement, dated as of August 11, 2024, by and among Crown Laboratories, Inc., Reba Merger Sub, Inc. and the parties named on Schedule A thereto (included as Exhibit C in the Merger Agreement and incorporated herein by reference)	8-K	001-36297	10.1	August 12, 2024	—
10.6	Waiver to Agreement and Plan of Merger, dated as of August 27, 2024, by and among Crown Laboratories, Inc., Reba Merger Sub, Inc. and Revance Therapeutics, Inc.	8-K	001-36297	99.1	August 28, 2024	—
10.7	Waiver to Agreement and Plan of Merger, dated as of September 19, 2024, by and among Crown Laboratories, Inc., Reba Merger Sub, Inc. and Revance Therapeutics, Inc.	8-K	001-36297	99.1	September 23, 2024	—
10.8	Waiver to Agreement and Plan of Merger, dated as of October 3, 2024, by and among Crown Laboratories, Inc., Reba Merger Sub, Inc. and Revance Therapeutics, Inc.	8-K	001-36297	99.1	October 4, 2024	—
10.9	Waiver to Agreement and Plan of Merger, dated as of October 18, 2024, by and among Crown Laboratories, Inc., Reba Merger Sub, Inc. and Revance Therapeutics, Inc.	8-K	001-36297	99.1	October 18, 2024	—
10.10	Waiver to Agreement and Plan of Merger, dated as of October 25, 2024, by and among Crown Laboratories, Inc., Reba Merger Sub, Inc. and Revance Therapeutics, Inc.	8-K	001-36297	99.1	October 28, 2024	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filling Date	Filed Herewith
10.11	Waiver to Agreement and Plan of Merger, dated as of November 1, 2024, by and among Crown Laboratories, Inc., Reba Merger Sub, Inc. and Revance Therapeutics, Inc.	8-K	001-36297	99.1	November 1, 2024	—
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) promulgated under the Exchange Act	—	—	—	—	X
32.1†	Certification of the Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	—	—	—	—	X
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

REVANCE THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)